Form 10-Q
period 2006-09-30
NNN Healthcare/Office REIT, Inc.
filed 2006-11-09
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-133652

NNN Healthcare/Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 200	(714) 667-8252
Santa Ana, California 92705	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

N/A
(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-133652), was declared effective September 20, 2006. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 8, 2006, there were 15,200 shares of common stock of NNN Healthcare/Office REIT, Inc. outstanding.

NNN HEALTHCARE/OFFICE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and April 28, 2006 (Date of Inception) (Unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended September 30, 2006 (Unaudited) and for the Period from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	3
	Consolidated Statement of Stockholders’ (Deficit) Equity for the Period from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	4
	Consolidated Statement of Cash Flows for the Period from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	53
Item 6.	Exhibits	53
Signatures		54
EXHIBIT 1.1
EXHIBIT 3.1
EXHIBIT 4.4
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NNN HEALTHCARE/OFFICE REIT, INC.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and April 28, 2006 (Date of Inception)
(Unaudited)

	September 30,	April 28,
	2006	2006

ASSETS
Cash	$202,000	$202,000

Total assets	$202,000	$202,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Accrued liabilities	$18,826	$—

Total liabilities	18,826	—

Commitments and contingencies (Note 3)

Minority interest of limited partnership in Operating Partnership	200,000	200,000
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 15,200 and 200 shares issued and outstanding as of September 30, 2006 and April 28, 2006, respectively	152	2
Additional paid-in capital	32,681	1,998
Accumulated deficit	(49,659)	—

Total stockholders’ (deficit) equity	(16,826)	2,000

Total liabilities and stockholders’ (deficit) equity	$202,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN HEALTHCARE/OFFICE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 (Unaudited) and for the Period
from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)

		Period from April 28, 2006
	Three Months Ended	(Date of Inception) through
	September 30, 2006	September 30, 2006

Expenses:
General and administrative	$(49,659)	$(49,659)

Net loss	$(49,659)	$(49,659)

Net loss per share — basic and diluted	$(88.84)	$(141.88)

Weighted average number of common shares outstanding — basic and diluted	559	350

The accompanying notes are an integral part of these consolidated financial statements.

NNN HEALTHCARE/OFFICE REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from April 28, 2006 (Date of Inception) through September 30, 2006
(Unaudited)

	Common Stock		Additional
	Number		Paid-In	Preferred	Accumulated	Total Stockholders’
	of Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity

BALANCE — April 28, 2006	—	$—	$—	$—	$—	$—
Issuance of common stock	200	2	1,998	—	—	2,000
Issuance of vested and nonvested common stock	15,000	150	29,850	—	—	30,000
Amortization of nonvested common stock compensation	—	—	833	—	—	833
Net loss	—	—	—	—	(49,659)	(49,659)

BALANCE — September 30, 2006	15,200	$152	$32,681	$—	$(49,659)	$(16,826)

The accompanying notes are an integral part of these consolidated financial statements.

NNN HEALTHCARE/OFFICE REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	30,833
Changes in operating assets and liabilities:
Accrued liabilities	18,826

Net cash provided by operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000
Minority interest contributions to our Operating Partnership	200,000

Net cash provided by financing activities	202,000

NET CHANGE IN CASH	202,000
CASH — Beginning of period	—

CASH — End of period	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006 and intends to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiary, NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires. We may also invest in real estate related securities. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock aggregating up to $2,200,000,000, or the maximum offering, for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or by its affiliates will not count toward the minimum offering.

We anticipate that we will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, our Sponsor, who is the parent and managing member of our Advisor. The Advisory Agreement has a one year term that expires in September 2007 and is subject to successive renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us and our future properties.

As of September 30, 2006, we have neither purchased nor contracted to purchase any investments.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying unaudited consolidated financial statements.

Basis of Presentation

Our accompanying unaudited consolidated financial statements include our accounts and those of our Operating Partnership. We intend to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of September 30, 2006 and April 28, 2006, we owned a 1.0% general partnership interest therein. Our Advisor is a limited partner and as of September 30, 2006 and April 28, 2006, owned a 99.0% limited partnership interest therein. Our Advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our Operating Partnership. Management expects our ownership percentage in our Operating

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Partnership to increase significantly as we invest net proceeds from our Offering into our Operating Partnership. As of September 30, 2006, our Operating Partnership has no real estate operations and no assets other than the partners’ initial capital contributions. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Interim Financial Data

Our accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited consolidated financial statements should be read in conjunction with our Registration Statement on Form S-11 (File No. 333-133652, effective September 20, 2006) filed with the SEC, or our Prospectus.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2006 and April 28, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of September 30, 2006 and April 28, 2006, our Advisor or Triple Net Properties have incurred $959,000 and $663,000, respectively. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements since we had not raised the minimum offering as of

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

September 30, 2006. See Note 4, Related Party Transactions — Offering Stage, for a further discussion of expenses during our offering stage.

Stock Compensation

We follow Statement of Financial Accounting Standards, or SFAS, No. 123 (R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 6, Stockholders’ (Deficit) Equity — 2006 Incentive Plan and Independent Directors Compensation Plan for a further discussion of grants under our 2006 Incentive Plan.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2006. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock and all potentially dilutive securities, if any. Restricted shares of common stock give rise to potentially dilutive shares of common stock.

For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we recorded a net loss of approximately $50,000. As such, as of September 30, 2006, the incremental shares of 12,000 from restricted shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Segment Disclosure

We internally evaluate operations as one segment and therefore do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

3.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

4.	Related Party Transactions

Some of our executive officers and our non-independent director are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, Realty, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regard to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. Our Dealer Manager did not receive selling commissions for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006. Selling commissions are not recorded in our accompanying consolidated financial statements because such commissions were not our liability since we had not raised the minimum offering as

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of September 30, 2006. When recorded by us, such commissions will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursement

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering and may re-allow up to 1.0% of these fees to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds for bona fide due diligence expenses and may re-allow up to 0.5% of these fees to participating broker-dealers. Our Dealer Manager or its affiliates did not receive marketing support fees or due diligence expense reimbursements for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006. Marketing support fees and due diligence expense reimbursements are not recorded in our accompanying consolidated financial statements because such fees and reimbursements were not our liability since we had not raised the minimum offering as of September 30, 2006. When recorded by us, such fees and reimbursements will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. No reimbursements were made to our Advisor or Triple Net Properties for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 for other organizational and offering expenses. Other organizational and offering expenses are not recorded in our accompanying consolidated financial statements because such expenses were not our liability since we had not raised the minimum offering as of September 30, 2006. When recorded by us, organizational expenses will be expensed as incurred and offering expenses will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or Realty will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee (previously referred to as real estate commissions payable to our Advisor and Realty during our acquisition and development stage in our Prospectus) up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such expenses.

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operational Stage

Asset Management Fee

Our Advisor will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Property Management Fees

Our Advisor or Realty will be paid a monthly property management fee equal to 4.0% of the gross income from each property managed. For properties managed by other third parties besides our Advisor or Realty, our Advisor or Realty will be paid up to 1.0% of the gross income from the property for a monthly oversight fee. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Operating Expenses

Our Advisor or Triple Net Properties will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or Triple Net Properties cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, our Advisor and Triple Net Properties did not incur such expenses on our behalf.

Liquidity Stage

Disposition Fees

Our Advisor or Realty will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our Advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our Advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

Subordinated Distribution Upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our Advisor will be entitled to receive a distribution from our Operating Partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our Operating Partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our Operating Partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our Advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement.

Due to Affiliates

As of September 30, 2006, we did not incur any amounts due to affiliates.

5.	Minority Interest

In April 2006, we made an initial capital contribution to our Operating Partnership of $2,000 and our Advisor made an initial capital contribution of $200,000 to our Operating Partnership. We used the proceeds from the sale of shares of our common stock to our Advisor to make such capital contribution to our Operating Partnership. As of September 30, 2006 and April 28, 2006, we owned a 1.0% general partnership interest in our Operating Partnership and our Advisor owned a 99.0% limited partnership interest.

6.	Stockholders’ (Deficit) Equity

Common Stock

In April 2006, our Advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006, we granted 15,000 shares of restricted common stock to our independent directors. As such, as of September 30, 2006 and April 28, 2006, we had 15,200 and 200 shares of common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Common Stock Held in Escrow

In connection with our Offering, we received no subscriptions for shares of our common stock at $10.00 per share as of September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006. We must raise the minimum offering on or before September 20, 2007 (one year following the commencement of our Offering), or the funds raised, including interest, must be returned to the subscribers.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of September 30, 2006 and April 28, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of common stock for sale pursuant to the DRIP in our Offering. No reinvestment of distributions were made for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases were made for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

2006 Incentive Plan and Independent Directors Compensation Plan

Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares.

On September 20, 2006, we granted 15,000 shares of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share and is amortized on a straight-line basis. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of approximately $31,000 related to the restricted common stock grants for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, which is included in general and administrative on our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2006, there was approximately $119,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted shares of common stock. The expense is expected to be realized over a weighted average period of four years.

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

A summary of the status of our shares of restricted common stock as of September 30, 2006, and changes for the period from April 28, 2006 (Date of Inception) through September 30, 2006, is presented below:

	Restricted	Weighted Average
	Common	Grant Date
	Stock	Fair Value

Balance — April 28, 2006	—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—

Balance — September 30, 2006	12,000	$10.00

7.	Subordinated Participation Interest

Pursuant to our Agreement of Limited Partnership approved by our board of directors, upon termination of the Advisory Agreement, other than a termination by us for cause, our Advisor will be entitled to receive a distribution from our Operating Partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our Operating Partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our Operating Partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our Advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement.

8.	General and Administrative Expenses

For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, general and administrative expenses of approximately $50,000 consisted of insurance premiums for directors’ and officers’ liability insurance of $7,000, directors’ fees of $12,000 and restricted common stock compensation of $31,000.

Such expenses are subject to the operating expense reimbursement obligation of our Advisor as discussed in Note 4, Related Party Transactions — Operating Expenses.

9.	Subsequent Events

New Director

Effective October 4, 2006, our board of directors appointed Gary T. Wescombe as a member of our board of directors. Pursuant to Mr. Wescombe’s appointment to our board of directors, we granted him 5,000 shares of restricted common stock, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

Potential Property Acquisitions

On October 4, 2006, our board of directors authorized our officers to take the necessary actions to acquire: (i) the Crawfordsville Medical Office Park and Athens Surgery Center property, or the Crawfordsville property, situated within the St. Clare Medical Center campus located in Crawfordsville, Indiana, for a purchase price of $6,900,000; and (ii) the Southpointe Office Parke and Epler Parke I property, or Southpointe Epler Parke property, a portfolio of seven multi-tenant office/medical office buildings located in the Southport community of Indianapolis, Indiana, for a purchase price of $14,800,000. The acquisition of the two properties

NNN HEALTHCARE/OFFICE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

is contingent upon the following: (a) raising the minimum offering in accordance with our Prospectus; (b) the sale of sufficient shares of our common stock and receipt of debt financing to provide the funds necessary to purchase each of the two properties; and (c) receipt of satisfactory Phase I Environmental Reports. As of November 8, 2006, we received satisfactory Phase I Environmental Reports for both of these properties.

Distribution Rate

On October 4, 2006, our board of directors approved the payment of an initial distribution rate of 6.5% per annum paid monthly to stockholders of record as of one business day following the close of the acquisition of either the Crawfordsville or Southpointe Epler Parke property. However, there can be no assurance that we will be able to complete the acquisition of either of these properties.

Status of Offering

As of November 8, 2006, we received and accepted subscriptions in our Offering for 8,826 shares of common stock, or $84,610. We will not sell any shares in our Offering unless we raise the minimum offering by September 20, 2007. If we are not able to raise at least the minimum offering by September 20, 2007, we will promptly return all funds raised, including interest, to subscribers and we will terminate our Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiary, NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2006, together with our results of operations for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 and cash flows for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with Triple Net Properties, LLC, or our Sponsor; and litigation, including without limitation, the investigation of our Sponsor by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on April 20, 2006 under the laws of the State of Maryland and intend to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. If we meet the qualification requirements, we intend to elect to be treated as a REIT, for federal income tax purposes for our taxable year ending December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock aggregating up to $2,200,000,000, or the maximum offering, for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or its affiliates will not count toward the minimum offering.

We anticipate that we will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, our Sponsor, who is the parent and managing member of our Advisor. The Advisory Agreement has a one year term that expires in September 2007, and is subject to successive renewals. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., an affiliate of our Advisor, to provide various services to us and our future properties.

As of September 30, 2006, we had neither purchased nor contracted to purchase any investments.

Results of Operations

As of November 8, 2006, we have not raised the minimum offering nor have we acquired any real estate properties or real estate related investments. We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in our Prospectus and listed in Part II, Item 1A, Risk Factors.

If we raise only the minimum offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, if we raise only the minimum offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

For the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we had a net loss of approximately $50,000, or $88.84 per share, and approximately $50,000, or $141.88 per share, respectively, due to general and administrative expenses related to directors’ and officers’ insurance premiums of $7,000, directors’ fees of $12,000, and restricted stock compensation of $31,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of September 30, 2006 and April 28, 2006, our Advisor or Triple Net Properties have incurred $959,000 and $663,000, respectively. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements because we had not raised the minimum offering as of September 30, 2006. See Note 4, Related Party Transactions — Offering Stage, to our accompanying consolidated financial statements for a further discussion of expenses during our offering stage.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Uncollectible Accounts

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 13, Accounting for Leases, we will recognize base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses are incurred.

Tenant receivables and unbilled deferred rent receivables will be carried net of the allowances for uncollectible tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We also will maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We will determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. Furniture, fixtures and equipment will be depreciated over five years. When depreciable property will be retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss reflected in operations.

Impairment

Our properties will be carried at the lower of historical cost less accumulated depreciation or fair value. We will assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows will be inherently uncertain and will rely on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

Properties Held for Sale

We will account for our properties held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with SFAS No. 144, at such time as a property is held for sale, such property will be carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, will allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) will be based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property will be allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases will be included in the intangible assets and below market lease values will be included in intangible liabilities in our consolidated financial statements and will be amortized to rental income over the weighted average remaining term of the acquired leases with each property.

The total amount of other intangible assets acquired will be further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

These allocations will be subject to change based on continuing valuation analysis, or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

REIT Requirements

For our taxable year ending December 31, 2006, we intend to elect to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and will operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on

January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We are dependent upon the net proceeds to be received from our Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related securities will be obtained from our Offering and from any indebtedness that we may incur. We have been initially capitalized with $2,000 from the sale of 200 shares of our common stock to our Advisor and our Advisor has invested $200,000 in our Operating Partnership for a total of $202,000 in cash as of September 30, 2006.

As such, cash flows from financing activities for the period from April 28, 2006 (Date of Inception) through September 30, 2006, were $202,000. We had no cash flows from operating or investing activities for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

As of September 30, 2006, we had accrued liabilities in the amount of approximately $19,000 for insurance premiums for directors’ and officers’ liability insurance and directors’ fees. Our sources of funds will primarily be the net proceeds of our Offering, operating cash flows and borrowings. We have no outstanding debt, nor have we identified any sources of debt financing, although we expect to use debt to acquire our properties.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.

Our principal demands for funds will be for acquisitions of real estate and real estate related securities, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we will require resources to make certain payments to our Advisor and our Dealer Manager, which during our Offering include payments to our Advisor and its affiliates for reimbursement of certain organizational and offering expenses and to our Dealer Manager and its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our Offering, including the proceeds raised through the DRIP. However, there may be a delay between the sale of our shares and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment.

When we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Distributions

We have not paid any distributions as of November 8, 2006. The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Commitments and Contingencies

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of September 30, 2006 and April 28, 2006, our Advisor or Triple Net Properties have incurred $959,000 and $663,000, respectively. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements because we had not raised the minimum offering as of September 30, 2006.

Inflation

We will be exposed to inflation risk as income from future long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the anticipated long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Subsequent Events

New Director

Effective October 4, 2006, our board of directors appointed Gary T. Wescombe as a member of our board of directors. Pursuant to Mr. Wescombe’s appointment to our board of directors, we granted him 5,000 shares of restricted common stock, which vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

Potential Property Acquisitions

On October 4, 2006, our board of directors authorized our officers to take the necessary actions to acquire: (i) the Crawfordsville Medical Office Park and Athens Surgery Center property, or the Crawfordsville property, situated within the St. Clare Medical Center campus located in Crawfordsville, Indiana, for a purchase price of $6,900,000; and (ii) the Southpointe Office Parke and Epler Parke I property, or Southpointe Epler Parke property, a portfolio of seven multi-tenant office/medical office buildings located in the Southport community of Indianapolis, Indiana, for a purchase price of $14,800,000. The acquisition of the two properties is contingent upon the following: (a) raising the minimum offering in accordance with our public offering prospectus; (b) the sale of sufficient shares of our common stock and receipt of debt financing to provide the funds necessary to purchase each of the two properties; and (c) receipt of satisfactory Phase I Environmental Reports. As of November 8, 2006, we received satisfactory Phase I Environmental Reports for both of these properties.

Distribution Rate

On October 4, 2006, our board of directors approved the payment of an initial distribution rate of 6.5% per annum paid monthly to stockholders of record as of one business day following the close of the acquisition of either the Crawfordsville or Southpointe Epler Parke property. However, there can be no assurance that we will be able to complete the acquisition of either of these properties.

Status of Offering

As of November 8, 2006, we received and accepted subscriptions in our Offering for 8,826 shares of common stock, or $84,610. We will not sell any shares in our Offering unless we raise the minimum offering by September 20, 2007. If we are not able to raise at least the minimum offering by September 20, 2007, we will promptly return all funds raised, including interest, to subscribers and we will terminate our Offering.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Funds from operations is not equivalent to our net income or loss as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

Although we have not acquired any real estate properties or real estate related investments as of November 8, 2006, we are disclosing FFO and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.

The following is the calculation of FFO for the three months ended September 30, 2006 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006:

		Period from April 28, 2006
	Three Months Ended	(Date of Inception) through
	September 30, 2006	September 30, 2006

Net loss	$(49,659)	$(49,659)
Add:
Depreciation and amortization — consolidated properties	—	—
Depreciation and amortization — unconsolidated properties	—	—
Less:
Gain on sale of joint venture (net of related income tax)	—	—

Funds from operations	$(49,659)	$(49,659)

Weighted average common shares outstanding — basic and diluted	559	350

Gain on the sale of investments included in net loss and FFO	$—	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of September 30, 2006, we had limited exposure to financial market risks. As of September 30, 2006, a 1.0% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

During the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Pursuant to the Evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The use of the words “we”, “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiary, NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

Investment Risks

There is currently no public market for shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, our stockholders will likely sell them at a substantial discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders’ ability to sell their shares. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares that may be repurchased annually. Our board of directors may also limit, suspend, terminate or amend our share repurchase plan upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by up to 11.5% of the gross offering proceeds which will be used to pay selling commissions, the marketing support fee, due diligence expense reimbursements and organizational and offering expenses. We will also be required to use gross offering proceeds to pay acquisition fees, advisory fees and acquisition expenses. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for our shares. Thus, investors should consider the purchase of shares of our common stock as illiquid and a long-term investment, and be prepared to hold our shares for an indefinite length of time.

We have only identified two potential properties to acquire with the net proceeds we will receive from the offering.

As of November 8, 2006, we have only identified two potential properties to acquire with the net proceeds we will receive from our best efforts initial public offering, or our Offering. Other than from these two identified potential property acquisitions, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our properties or real estate related securities.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

Our stockholders must rely on NNN Healthcare/Office Advisor, LLC, or our Advisor, to evaluate our investment opportunities, and our Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real estate or real estate related securities made using the proceeds of our Offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

Our stockholders may be unable to sell their shares because their ability to have their shares repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.

Even though our share repurchase plan may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days notice. Repurchase of shares, when requested, will generally be made quarterly. Repurchases will be limited to (1) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan, or the DRIP, in the prior 12 months, and (2) 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, our stockholders must present at least 25.0% of their shares for repurchase and until three years following our Offering, repurchases will be made for less than they paid for their shares. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share repurchase plan at any particular time or at all.

We may not raise the minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or minimum offering, and therefore our stockholders may not have access to their funds until September 20, 2007.

If we do not raise a minimum of 200,000 shares of our common stock, aggregating at least $2,000,000, or the minimum offering, by September 20, 2007, within one year of the effective date of our Registration Statement on Form S-11 (File No. 333-133652), our Offering will terminate and subscribers who have delivered their funds into escrow will not have access to those funds until such time. In addition, the interest rate on the funds delivered into escrow may be less than the rate of return our stockholders could have achieved from an alternative investment.

We are conducting a best efforts offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our Offering is being made on a best efforts basis, whereby NNN Capital Corp., or our Dealer Manager, an affiliate of our Advisor, and the broker-dealers participating in our Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. We may release offering proceeds from escrow upon raising the minimum offering. As a result, if we are unable to raise substantially more than the minimum offering, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase.

Our Offering is a fixed price offering and the fixed offering price may not accurately represent the current value of our assets at any particular time. Therefore the purchase price our stockholders paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

Our Offering is a fixed price offering, which means that our Offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined our Offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

Payments to our Advisor related to its subordinated participation interest in our Operating Partnership will reduce cash available for distribution to stockholders.

Our Advisor holds a subordinated participation interest in NNN Healthcare/Office Holdings, L.P., or our Operating Partnership, pursuant to which it may be entitled to receive a distribution upon the occurrence of certain events, namely upon dispositions of our assets, the termination or non-renewal of the Advisory Agreement, an agreement between our Advisor and us, other than for cause, or the listing of our common stock on a national securities exchange. The distribution payable to our Advisor will equal 15.0% of proceeds only after we have made distributions to our stockholders of the total amount raised from our stockholders (less amounts paid to repurchase shares through our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital. Any distributions to our Advisor by our Operating Partnership upon dispositions of our assets and such other events will reduce cash available for distribution to our stockholders.

Risks Relating to Our Business

We presently intend to effect a liquidity event by September 2013, within seven years from the date of our Prospectus for our Offering; however, there can be no assurance that we will effect a liquidity event within such time or at all; if we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to sell shares through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to (1) listing our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or exchange securities of a publicly traded company; and (3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event within seven years from the effective date of our Registration Statement on Form S-11(File No. 333-133652, effective September 20, 2006) filed with the Securities and

Exchange Commission, or our Prospectus. However, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other that limited liquidity through our share repurchase plan.

Because a portion of the offering price from the sale of shares will be used to pay expenses and fees, the full offering price paid by our stockholders will not be invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risks than the shares of common stock of a real estate investment trust, or REIT, with a substantial operating history.

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders and their return on their investment.

We have recently identified two property acquisitions and have not identified any additional probable investments. There may be a substantial period of time before the proceeds of our Offering are invested in suitable investments. Because we are conducting our Offering on a best efforts basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find any additional suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We expect to make monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions to them or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90.0% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may include a return of capital.

Distributions payable to stockholders may include a return of capital, rather than a return on capital. We intend to pay regular cash distributions to stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. During the early stages of our operations, we may not have sufficient cash available from operations to pay distributions. Therefore, we may need to use proceeds from our Offering or borrow funds to make cash distributions in order to maintain our status as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of our Offering will be used to buy a diversified portfolio of real estate and real estate related securities and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90.0% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

We may structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our Operating Partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our Operating Partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our Operating Partnership’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or to make distributions to our stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our success will be dependent on the performance of our Advisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our Prospectus or other periodic filings made with the SEC. We will rely entirely on the management ability of our Advisor, subject to the oversight of our board of directors. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor may be unable to allocate time and/or resources to our operations. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of certain of our Advisor’s officers and officers of Triple Net Properties, LLC, or Triple Net Properties, our Sponsor, who will manage our Advisor, including Scott D. Peters and Andrea R. Biller, each of whom would be difficult to replace. We do not have key man life insurance on any of Triple Net Properties’ key personnel. If our Advisor or our Sponsor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, our ability to dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged properties; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders or our ability to dispose of our investments.

Our Advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to make investments or pay distributions.

In the past, our Sponsor, or its affiliates have, in certain circumstances, deferred or forgiven fees and loans payable by programs sponsored or managed by our Sponsor. Our Advisor and its affiliates, including our Sponsor, have no obligation to defer or forgive fees owed by us to our Advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to make investments or pay distributions.

The ongoing SEC investigation of Triple Net Properties could adversely impact our Advisor’s ability to perform its duties to us.

On September 16, 2004, Triple Net Properties learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from Triple Net Properties, relating to disclosure in certain public and private securities offerings sponsored by Triple Net Properties and its affiliates during 1998 through 2004, or the Triple Net securities offerings. The SEC also has requested information from NNN Capital Corp., the dealer manager for the Triple Net securities offerings and the Dealer Manager for our Offering. The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents from each of Triple Net Properties and NNN Capital Corp.

Triple Net Properties and NNN Capital Corp. are engaged in preliminary settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to risk that the SEC may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our Advisor’s ability to conduct our Offering. Additionally, any resolution of this matter that reflects negatively on the reputation of Triple Net Properties or NNN Capital Corp. could materially and adversely affect the willingness of potential investors to invest in Triple Net Properties’ offerings, including our Offering. The matters that are subject of this investigation could also give rise to claims against Triple Net Properties by investors in its programs. As this time, Triple Net Properties cannot assess the outcome of the investigation by the SEC. The SEC investigation could adversely impact our Advisor’s ability to perform its duties to us, because our Advisor is controlled by Triple Net Properties.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of relationships among us, our officers, our Advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of our Prospectus provides a more detailed discussion of these conflicts of interest.

We will compete with our Sponsor’s other programs for investment opportunities. As a result, our Advisor may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.

Our Sponsor, Triple Net Properties has sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of our Sponsor’s other programs managed or advised by affiliates of our Advisor. Officers and employees of our Advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our Advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another one of our Sponsor’s program. We cannot be sure that officers and employees acting for or on behalf of our Advisor and on behalf of managers of our Sponsor’s other programs will act in our best interests when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our Advisor and other entities or programs managed by its affiliates, our Advisor may not cause us to invest in favorable investment opportunities that our Advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

The conflicts of interest faced by our officers and our non-independent director may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operation and the value of their investment.

Some of our officers and our non-independent director are officers of our Advisor, our Sponsor, which manages our Advisor, and certain affiliated entities described in our Prospectus which will receive fees in connection with our Offering and operations. Scott D. Peters is our Chief Executive Officer and Chairman of the Board and also serves as the Chief Executive Officer of our Advisor and the Executive Vice President, Chief Financial Officer and a member of the Board of Managers of Triple Net Properties. As of September 30, 2006, Mr. Peters owns a 1.0% interest in our Sponsor and has de minimis ownership in several Triple Net Properties programs. Shannon K.S. Johnson is our Chief Financial Officer and also serves as a Financial Reporting Manager of our Sponsor. Ms. Johnson has no equity ownership in our Sponsor or any Triple Net Properties programs. Andrea R. Biller is our Executive Vice President and Secretary and also serves as the Executive Vice President of our Advisor, General Counsel of our Sponsor and a director of NNN Capital Corp. Ms. Biller owns less than 1.0% of our Sponsor and she also has de minimis ownership in several Triple Net Properties programs. Danny Prosky is our Vice President — Acquisitions and also serves as the Managing Director — Health Care Properties of our Sponsor. Mr. Prosky has no equity ownership in our Sponsor or any Triple Net Properties programs. Mr. Peters and Ms. Biller are also members of NNN Healthcare/Office Management, LLC, which owns 25.0% of the membership interest of our Advisor.

Some of the Triple Net Properties programs in which our officers and non-independent director have invested and to which they provide services, have investment objectives similar to our investment objectives. These individuals have legal and fiduciary obligations to these entities which are similar to those they owe to us and our stockholders. As a result, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers and non-independent director, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operation and the value of their investment.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

In the event that we enter into a joint venture with any other program sponsored or advised by our Sponsor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Triple Net Properties programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Triple Net Properties programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.

Our Advisor will face conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement between us, our Operating Partnership, our Advisor and our Sponsor and pursuant to the subordinated participation interest our Advisor holds in our Operating Partnership, our Advisor is entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The fees our Advisor is entitled to include acquisition fees, an asset management fee and disposition fees. The distributions our Advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of the Advisory Agreement, other than for cause. Please refer to the Compensation Table section in our Prospectus, for a description of the fees and distributions payable to our Advisor and its affiliates. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, the only fee our Advisor receives with respect to the ongoing operation and management of properties is the asset management fee, which is based on the amount of our initial investment and not the performance of those investments, which could result in our Advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our Advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our Advisor to fees or distributions.

The distribution payable to our Advisor upon termination of the Advisory Agreement may influence decisions about terminating our Advisor or our acquisition or disposition of investments.

Our Advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders. The subordinated participation interest may require our Operating Partnership to make a distribution to our Advisor upon termination of the Advisory Agreement, other than for cause, if our Advisor meets the performance thresholds included in our Operating Partnership agreement. This distribution will not be paid if we terminate the Advisory Agreement after the listing of our shares. To avoid making this distribution, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the requirement to make this distribution, termination of the Advisory Agreement would be in the best interest of our stockholders. In addition, the requirement to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to the terminated Advisor.

We may acquire assets from, or dispose of assets to, affiliates of our Advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.

We may acquire assets from affiliates of our Advisor. Further, we may also dispose of assets to affiliates of our Advisor. Affiliates of our Advisor may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on our Advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

The fees we pay our Advisor under the Advisory Agreement and the distributions payable to our Advisor under our Operating Partnership agreement were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with an unrelated party.

Our independent directors relied on information and recommendations provided by our Advisor to determine the fees and distributions payable to our Advisor and its affiliates under the Advisory Agreement and pursuant to the subordinated participation interest in our Operating Partnership. As a result, these fees and distributions cannot be viewed as having been determined on an arm’s-length basis and we cannot assure our stockholders that an unaffiliated party would not be willing and able to provide to us the same services at a lower price.

Risks Associated with Our Organizational Structure

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our Offering.

Investors in our Offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholder shares of common stock. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	assumption of control by a holder of large block of our securities; or

•	removal of incumbent management.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease their ability to sell their shares of our common stock.

Our board of directors may change our investment objectives without seeking stockholder approval.

Our charter permits our board of directors to change our investment objectives without seeking stockholder approval. Although our board has fiduciary duties to our stockholders and intends only to change our investment objectives when our board determines that a change is in the best interests of our stockholders, a change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we may enter into separate indemnification agreements with each of our directors and some of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify or hold harmless our directors, our Advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

Certain provisions of Maryland law could restrict a change in control even if a change in control were in our stockholders’ interests.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10.0% or more of the voting power of our common stock, which we refer to as an interested stockholder;

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of common stock and two-thirds of the votes entitled to be cast by holders of shares of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Our stockolders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If for any reason, we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act. In order to maintain our exemption from regulation under the Investment Company Act, we must comply with technical and complex rules and regulations.

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after our Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of our Offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to investors and possibly lower their returns.

In order to avoid coming within the application of the Investment Company Act, either as a company engaged primarily in investing in interests in real estate or under another exemption from the Investment Company Act, our Advisor may be required to impose limitations on our investment activities. In particular, our Advisor may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. In particular, our Advisor will monitor our investments in real estate related securities to ensure continued compliance with one or more exemptions from investment company status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, our Advisor may be required to limit the percentage of our assets represented by real estate related securities.

If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of our Advisor and its affiliates, thereby decreasing the time they spend actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.

We will be subject to risks generally incident to the ownership of real property, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of their investment.

If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income producing properties, the real estate investments we make may not appreciate or may decrease in value.

The real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, the value of our investment may not appreciate or may decrease significantly below the amount we paid for such investment.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on their investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships, and foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.

Some or all of our properties may incur vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on investment.

Some or all of our properties may incur vacancies either by a default of tenants under their leases or the expiration or termination of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.

Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into in long-term leases.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and decrease stockholders’ return on investment.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.

Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce stockholders’ returns.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure stockholders’ that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make distributions to our stockholders.

Due to recent natural disasters resulting in massive property destruction, prices for property insurance coverage have been increasing dramatically. We cannot assure that we will be able to obtain insurance premiums at reasonable rates on our future properties. As a result, our cash flow could be adversely impacted by increased premiums which could adversely affect our ability to make distributions to our stockholder.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect stockholders’ returns. Where properties are acquired prior to the start of constructions or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders’ could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our various real estate investments until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Advisor, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure stockholders’ that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to our stockholders.

Because we intend to own and operate real estate, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our real estate investments may be concentrated in medical office or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.

As a REIT, we will invest primarily in real estate. Within the real estate industry, we intend primarily to acquire or selectively develop and own medical office buildings, healthcare-related facilities and quality commercial office properties. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.

A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in medical office buildings and healthcare-related facilities.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.

Some of the properties we will seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our future medical office buildings, healthcare-related facilities and tenants may be unable to compete successfully.

Our future medical office buildings and healthcare-related facilities often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.

Any reduction in rental revenues resulting from the inability of our medical office buildings and healthcare-related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for public accommodations and commercial facilities that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes or increases therein, are charged to the tenants as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate those substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

Risks Relating to the Healthcare Industry

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We face increasing competition for the acquisition of medical office buildings and other healthcare-related facilities, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings, healthcare-related facilities and quality commercial office properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders.

Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.

In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Tenants of our medical office buildings and healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

These laws include:

•	the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid;

•	the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	continuing pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Tenants of our medical office buildings and healthcare-related facilities may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, certain types of tenants of our medical office buildings and healthcare-related facilities may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Risks Related to Investments in Real Estate Related Securities

We do not have substantial experience in acquiring mortgage loans or investing in real estate related securities, which may result in our real estate related securities investments failing to produce returns or incurring losses.

None of our officers or the management personnel of our Advisor have any substantial experience in acquiring mortgage loans or investing in the real estate related securities in which we may invest. We may make such investments to the extent that our Advisor, in consultation with our board of directors, determines that it is advantageous for us to do so. Our and our Advisor’s lack of expertise in making real estate related securities investments may result in our real estate related securities investments failing to produce returns or incurring losses, either of which would reduce our ability to make distributions to our stockholders.

Real estate related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in our Prospectus, including risks relating to rising interest rates.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make investments in mortgage loans or mortgage-backed securities, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate securities investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Delays in liquidating defaulted mortgage loan investments could reduce our investment returns.

If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgages property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The collateralized mortgage-backed securities in which we may invest are subject to several types of risks.

Collateralized mortgage-backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS will not be fully paid. Subordinate securities of CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

We expect a portion of our real estate related securities investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

We may purchase real estate related securities in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate related securities investments to be reduced.

Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common shares may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate related securities investments.

If we liquidate prior to the maturity of our real estate securities investments, we may be forced to sell those investments on unfavorable terms or at a loss.

Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our real estate related securities investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

We intend to finance a portion of the purchase price of our investments in real estate and real estate related securities by borrowing funds. As of November 8, 2006, we have not obtained any sources of debt financing. We anticipate that, after an initial phase of our operations when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined fair market value of our assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-case reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of (a) the aggregate cost of our real property investments before non-cash reserves and depreciation and (b) the aggregate cost of our investments in real estate related securities. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

Between June 2004 and November 8, 2006, the Federal Reserve Board has significantly increased short-term interest rates. The Federal Reserve Board has also made public statements implying it may continue increasing interest rates in the near future. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of our Advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•	a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated; and

•	a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.

We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flow or appreciation of an investment.

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.

Federal Income Tax Risks

Failure to qualify as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2006, but as of November 8, 2006, we are not qualified as a REIT. Our qualification as a REIT will depend on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

Although we have not requested, and do not expect to request, a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, we have received an opinion of our counsel that, based on certain assumptions and representations, we will so qualify. Our stockholders should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT qualification opinion only represents the view of our counsel based on its review and analysis of existing law and therefore could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively. The validity of the opinion of our counsel and of our qualification as a REIT will depend on our continuing ability to meet the various REIT requirements described herein.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to our stockholders.

To qualify as a REIT and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including our Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of our Operating Partnership or an underlying property owner could also threaten our ability to maintain REIT status.

Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.

If our stockholders participate in the DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.

Tax legislation enacted in 2003 and 2006 generally reduces the maximum tax rate for qualified dividends paid by corporations to individuals to 15.0% through 2010. Dividends paid by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15.0% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a prohibited transaction will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	Part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Changes to federal income tax laws or regulations could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Employee Benefit Plan and IRA Risks

We, and our investors that are employee benefit plans or individual retirement accounts, or IRAs, will be subject to risks relating specifically to our having employee benefit plans and IRAs as stockholders, which risks are discussed below. The Employee Benefit Plan and IRA Considerations section of our Prospectus provides a more detailed discussion of these employee benefit plan and IRA investor risks.

If our stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, or ERISA, or the Internal Revenue Code as a result of an investment in our common stock, they could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts or IRAs investing in our common stock. If our stockholders are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, they should consider:

•	whether stockholders investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether stockholders investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	whether stockholders investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether stockholders investment will impair the liquidity of the plan or IRA;

•	whether stockholders investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan or IRA; and

•	stockholders need to value the assets of the plan annually in accordance with ERISA and the Internal Revenue Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, trustees or others purchasing shares should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan or IRA purchasing shares, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of investors plan or IRA, an investor should not purchase shares unless an administrative or statutory exemption applies to an investor purchase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-11 (File No. 333-133652, effective September 20, 2006), covering a public offering of up to 200,000,000 shares of common stock, was declared effective under the Securities Act of 1933, or the Securities Act. NNN Capital Corp., an affiliate of our Advisor, is the dealer manger of our Offering. We are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock aggregating up to $2,200,000,000, or the maximum offering, for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Until we raise the minimum offering, all subscription payments will be placed in an account held by an escrow agent in trust for subscribers’ benefit. If we are not able to raise at least the minimum offering by September 20, 2007, we will promptly return all funds raised, including interest, to subscribers and we will terminate our Offering. Shares purchased by our executive officers and directors, by our Advisor, by the dealer manager or its affiliates will not count toward the minimum offering. As of November 8, 2006, we received and accepted subscriptions in our Offering for 8,826 shares of common stock, or $84,610.

On September 20, 2006, we issued 5,000 shares of restricted common stock awards to each of our three independent directors pursuant to our 2006 Incentive Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan, in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these shares of restricted common stock vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 28, 2006, our sole stockholder approved, by written consent, the amendment and restatement of our Articles of Incorporation. The Articles of Amendment and Restatement were filed and effective with the Maryland State Department of Assessments and Taxation, or SDAT, on July 28, 2006. On September 20, 2006, our sole stockholder approved, by written consent, the second amendment and restatement of our Articles of Amendment and Restatement. The Second Articles of Amendment and Restatement were filed and effective with SDAT on September 22, 2006. The Second Articles of Amendment and Restatement are filed with this Quarterly Report on Form 10-Q as Exhibit 3.1.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN Healthcare/Office REIT, Inc.
(Registrant)

By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer
(principal executive officer)

By:	/s/ Shannon K S Johnson
Shannon K S Johnson
Chief Financial Officer
(principal financial officer)

Date: November 9, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

1	.1*	Dealer Manager Agreement between NNN Healthcare/Office REIT, Inc. and NNN Capital Corp.
1	.2*	Form of Participating Broker-Dealer Agreement (included as Appendix A to Exhibit 1.1)
3	.1*	Second Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc.
3.2		Bylaws of Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference)
4.1		Form of Subscription Agreement (included as Appendix B to our Prospectus, filed on September 20, 2006 (File No. 333-133652) and incorporated herein by reference)
4.2		Distribution Reinvestment Plan (included as Appendix C to our Prospectus, filed on September 20 ,2006 (File No. 333-133652) and incorporated herein by reference)
4.3		Share Repurchase Plan (included as to our Prospectus, filed on September 20, 2006 (File No. 333-133652) and incorporated herein by reference)
4	.4*	Escrow Agreement
10	.1*	Advisory Agreement among NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office Holdings, L.P., NNN Healthcare/Office Advisor, LLC and Triple Net Properties, LLC
10	.2*	Agreement of Limited Partnership of NNN Healthcare/Office Holdings, L.P.
10.3		NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference)
10.4		Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to our Registration Statement on Form S-11, Amendment No. 6, filed on September 12, 2006 (File No. 333-133652) and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.