Form 10-K
period 2006-12-31
NNN Healthcare/Office REIT, Inc.
filed 2007-03-02
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-133652
NNN Healthcare/Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 200	92705
Santa Ana, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of February 28, 2007, there were 743,399 shares of common stock of NNN Healthcare/Office REIT, Inc. outstanding.

NNN Healthcare/Office REIT, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiary, NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

OUR COMPANY

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006 and intends to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of February 28, 2007, we received and accepted subscriptions in our Offering for 722,689 shares of our common stock, or $7,197,000.

We anticipate that we will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, the managing member of our Advisor. The Advisory Agreement has a one year term that expires in September 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us and our future properties.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

Developments during 2006 and 2007

•	In October 2006, our board of directors approved the acquisitions of: (i) Southpointe Office Parke and Epler Parke I, or the Southpointe property, a portfolio of seven multi-tenant office/medical office buildings located in the Southport community of Indianapolis, Indiana, for a purchase price of $14,800,000 and (ii) Crawfordsville Medical Office Park and Athens Surgery Center, or the Crawfordsville property, situated within the St. Clare Medical Center campus located in Crawfordsville, Indiana, for a purchase price of $6,900,000, contingent upon raising the minimum offering, sufficient financing and other conditions,.

•	In October 2006, our board of directors approved an initial distribution rate of 6.5% per annum to be paid monthly to stockholders of record, contingent upon our acquisition of either the Crawfordsville property or the Southpointe property,.

•	On January 8, 2007, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 200,846 shares of our common stock, or $2,004,000, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and became available for the acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11(File No. 333-133652, effective September 20, 2006) filed with the Securities and Exchange Commission, or the SEC, or our Offering prospectus.

•	On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC and NNN Crawfordsville, LLC for a total purchase price of $14,800,000 and $6,900,000, respectively, plus closing costs. NNN Southpointe, LLC has a fee simple ownership interest in the Southpointe property. NNN Crawfordsville, LLC has a fee simple ownership interest in the Crawfordsville property. We acquired the membership interests from NNN South Crawford Member, LLC, an indirect wholly-owned subsidiary of our Sponsor.

•	In January 2007, our board of directors approved the acquisitions of: (i) the Gallery Professional Building located in St. Paul, Minnesota for a purchase price of $8,800,000, plus closing costs; and (ii) Lennox Office Park, Building G, located in Memphis, Tennessee for a purchase price of $18,500,000, plus closing costs, contingent upon raising sufficient financing and other conditions.

•	On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which will be paid in March 2007. Distributions are paid monthly.

Our Structure

The following is a summary of our organizational structure as of December 31, 2006:

NNN Realty Advisors, Inc.
(Sponsor)
100%
100%
100%(1)
Triple Net Properties, LLC
Triple Net Properties Realty, Inc.
(Property Manager)
NNN Capital Corp.
(Dealer Manager)
NNN Healthcare/Office REIT Management, LLC
75% Managing Member
25% Nonmanaging Member
NNN Healthcare/Office REIT Advisor, LLC
(Advisor)
Management Services
Dealer Manager Agreement
General Public
Advisory Agreement
200 shares
NNN Healthcare/Office REIT, Inc.
(REIT)
General Partner 1%
Limited Partner 99%
NNN Healthcare/Office REIT Holdings, L.P.
(Operating Partnership)
Future Real Estate Investments

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and the telephone number is (714) 667-8252.

We make our periodic and current reports available on Triple Net Properties’ website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

Our investment objectives are:

•	to pay regular cash distributions;

•	to preserve, protect and return stockholders’ capital contributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.

We cannot assure stockholders that we will attain these objectives or that our capital will not decrease. Our board of directors may change our investment objectives if it determines it is advisable and in the best interests of our stockholders.

Decisions relating to the purchase or sale of investments will be made by our Advisor, subject to oversight and approval by our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance for a description of the background and experience of our directors and officers as well as the officers of our Advisor.

Business Strategies

We intend to invest in a diversified portfolio of real estate, focusing primarily on investments that produce current income. Our real estate investments will focus on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. However, we do not presently intend to invest more than 15.0% of our total assets in real estate related securities. Our real estate related securities investments will generally focus on common and preferred stock of public or private real estate companies, collateralized mortgage-backed securities, or CMBS, other forms of mortgage debt and certain other securities, including collateralized debt obligations and foreign securities. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, we may be required to limit our investments in real estate related securities.

In addition, when and as determined appropriate by our Advisor, the portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land, both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our Advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.

For each of our investments, regardless of property type, our Advisor will seek to invest in properties with the following attributes:

•	Quality. We will seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We will seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; and Supply and Demand. We will focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We will seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We will seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the offering proceeds available for investment in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing properties. A property: (1) not acquired for the purpose of producing rental or other operating income, or (2) with no development or construction in process or planned in good faith to commence within one year will be considered unimproved or non-income producing property for purposes of this limitation.

We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in our Offering and potential future offerings.

Acquisition Strategies

Real Property Investments

We intend to invest in a diversified portfolio of properties, focusing primarily on properties that produce current income. We will generally seek investments in medical office buildings, healthcare-related facilities and quality commercial office properties. Healthcare-related facilities include facilities leased to hospitals, long-term acute care centers, surgery centers, specialty medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. Quality commercial office properties are generally in desirable locations, generally are of high quality construction, may offer personalized tenant amenities and attract high quality tenants.

Our Advisor will generally seek to acquire properties on our behalf of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, income-producing capacity and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

The consideration for each real estate investment must be authorized by a majority of our directors or a duly authorized committee of our board, ordinarily based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board so determines, or if the investment is to be acquired from an affiliate, the fair market value determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

Our investments in real estate generally will take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our Operating Partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our Advisor or other persons.

In addition, we may purchase properties and lease them back to the sellers of such properties. Our Advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, no assurance can be given that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed or significantly reduced.

Our obligation to close a transaction involving the purchase of a real property asset will generally be conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our Advisor;

•	audited financial statements covering recent operations of real properties having operating histories unless such statements are not required us to be filed with the SEC, and delivered to stockholders;

•	title insurance policies; and

•	liability insurance policies.

In determining whether to purchase a particular property, we may, in circumstances in which our Advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option, if any, is normally surrendered if the property is not purchased, and is normally credited against the purchase price if the property is purchased. We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay in cash to our company a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

We will not purchase or lease properties in which our Sponsor, our Advisor, our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value as determined by an independent expert selected by our disinterested independent directors.

We intend to obtain adequate insurance coverage for all properties in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders.

Joint Venture Investments

We may enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our Advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our Advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant-in-common syndications or transactions.

Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive.

We may only enter into joint ventures with other NNN Realty Advisors or Triple Net Properties programs, affiliates of our Advisor, or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions that are no less favorable than those that would be available to unaffiliated third parties.

Our entering into joint ventures with our Advisor or any of its affiliates will result in certain conflicts of interest.

Securities Investments

We may invest in the following types of real estate related securities: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as CMBS, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, mezzanine loans, bridge loans, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.

Our Advisor will have substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of real estate related securities investments to make, our Advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as (1) target mix of securities across a range of risk/reward characteristics, (2) exposure limits to individual securities and (3) exposure limits to securities subclasses (such as common equities, mortgage debt and foreign securities). Within this framework, our Advisor will evaluate specific criteria for each prospective real estate related securities investment including:

•	positioning the overall portfolio to achieve an optimal mix of real property and real estate related securities investments;

•	diversification benefits relative to the rest of the securities assets within our portfolio;

•	fundamental securities analysis;

•	quality and sustainability of underlying property cash flows;

•	broad assessment of macro economic data and regional property level supply and demand dynamics;

•	potential for delivering high current income and attractive risk-adjusted total returns; and

•	additional factors considered important to meeting our investment objectives.

We are not specifically limited in the number or size of our real estate related securities investments, or on the percentage of the net proceeds from our Offering that we may invest in a single real estate related security or pool of real estate related securities. However, we do not presently intend to invest more than 15.0% of our total assets in securities. The specific number and mix of real estate related securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our real estate related securities and the amount of proceeds we raise in our Offering. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Disposition Strategies

We intend to hold each property or real estate related securities investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for securities assets is expected to be shorter than the holding period for real property assets. An investment in a property or security may be sold before the end of the expected holding period if:

•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;

•	an opportunity arises to pursue a more attractive investment;

•	in the judgment of our Advisor, the value of the investment might decline;

•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;

•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or

•	in the judgment of our Advisor, the sale of the investment is in our best interests.

The determination of whether a particular property or real estate related securities investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.

Operating Strategies

Our primary operating strategy is to acquire suitable properties that meet our acquisition standards and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing augmented, where possible, by our Advisor’s local asset and property management offices;

•	controlling operating expenses by centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

FINANCING POLICIES

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate related securities. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operation. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. As a result of the acquisitions of the Crawfordsville property and the Southpointe property, as of January 22, 2007, our leverage exceeds 300.0%. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a further discussion. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

By operating on a leveraged basis, we will have more funds available for our investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure of a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.

Our Advisor will use its best efforts to obtain financing on the most favorable terms available to us and will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from borrowing money from any of our directors or from our Advisor and its affiliates unless such loan is approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

TAX STATUS

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2007. We intend to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status in 2007, we will not benefit from the loss incurred in the year ended December 31, 2006.

DISTRIBUTION POLICY

In order to qualify as a REIT, we are required to distribute at least 90.0% of our annual taxable income to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

See Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities — Distributions for a further discussion on distribution rates approved by our board of directors.

COMPETITION

We compete with many other real estate investment entities for the acquisition of medical office buildings, healthcare-related facilities and quality commercial office properties, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors. During the acquisitions process, we may face competitors who have a comparative advantage in terms of size, capitalization, depth of experience, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors faced during the offering process may result in an increased purchase price which may reduce the number of opportunities available that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.

We may also face competition in leasing available medical office buildings, healthcare-related facilities and quality commercial office properties to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

EMPLOYEES

We have no employees and our company’s executive officers are all employees of affiliates of our Advisor. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. Our executive officers and key employees of affiliates of our Advisor are compensated by affiliates of our Advisor and will not receive any compensation from us for their services. However, our executive officers and key employees of affiliates of our Advisor will be eligible for awards under our 2006 Incentive Award Plan. As of December 31, 2006, no awards had been granted to our executive officers or our Advisor’s key employees under this plan.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Investment Risks

There is currently no public market for shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, our stockholders will likely sell them at a substantial discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders’ ability to sell their shares. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares that may be repurchased annually. Our board of directors may also limit, suspend, terminate or amend our share repurchase plan upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by up to 11.5% of the gross offering proceeds, which will be used to pay selling commissions, the marketing support fee, due diligence expense reimbursements and organizational and offering expenses. We will also be required to use gross offering proceeds to pay acquisition fees, advisory fees and acquisition expenses. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for our shares. Thus, investors should consider the purchase of shares of our common stock as illiquid and a long-term investment, and be prepared to hold our shares for an indefinite length of time.

We have purchased two properties and have only identified two additional properties to acquire with the net proceeds we will receive from the future equity raise and stockholders are therefore unable to evaluate the economic merits of most of our investments prior to purchasing shares of our common stock.

We have purchased two healthcare related-facilities with the net proceeds from our Offering. As of March 2, 2007, we have only identified two additional potential properties to acquire with the net proceeds we will receive from our Offering. Other than these four properties, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or real estate related securities.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

Our stockholders must rely on our Advisor, to evaluate our investment opportunities, and our Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real estate or real estate related securities made using the proceeds of our Offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

Our stockholders may be unable to sell their shares because their ability to have their shares repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.

Even though our share repurchase plan may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days’ notice. Repurchase of shares, when requested, will generally be made quarterly. Repurchases will be limited to (1) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior 12 months, and (2) 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, our stockholders must present at least 25.0% of their shares for repurchase, and until three years following our Offering, repurchases will be made for less than they paid for their shares. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share repurchase plan at any particular time or at all.

We are conducting a best efforts offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our Offering is being made on a best efforts basis, whereby our Dealer Manager and the broker-dealers participating in our Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. If we are unable to raise substantially more than the minimum offering, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase.

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

Our Advisor holds a subordinated participation interest in our Operating Partnership, pursuant to which it may be entitled to receive a distribution upon the occurrence of certain events, namely upon dispositions of our assets, the termination or non-renewal of the Advisory Agreement, other than for cause, or the listing of our common stock on a national securities exchange. The distribution payable to our Advisor will equal 15.0% of the net proceeds from the sales of properties only after we have made distributions to our stockholders of the total amount raised from our stockholders (less amounts paid to repurchase shares through our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital. Any distributions to our Advisor by our Operating Partnership upon dispositions of our assets and such other events will reduce cash available for distribution to our stockholders.

Risks Relating to Our Business

We presently intend to effect a liquidity event by September 2013, within seven years from the date of our Offering prospectus; however, there can be no assurance that we will effect a liquidity event within such time or at all; if we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to sell shares through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to (1) listing of shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or exchange securities of a publicly traded company; and (3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event by September 20, 2013, which is seven years from the effective date of our Offering prospectus. However, we cannot assure our stockholders that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share repurchase plan.

Because a portion of the offering price from the sale of shares will be used to pay expenses and fees, the full offering price paid by our stockholders will not be invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after we list shares of our common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

We have limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have limited prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risks than the shares of our common stock of a REIT with a substantial operating history.

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders and reduce their return on their investment.

We have purchased two properties and have identified two additional property acquisitions and have not identified any additional probable investments. There may be a substantial period of time before the proceeds of our Offering are invested in suitable investments. Because we are conducting our Offering on a best efforts basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find any additional suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our Offering prospectus or other periodic filings made with the SEC. We will rely entirely on the management ability of our Advisor, subject to the oversight of our board of directors. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor may be unable to allocate time and/or resources to our operations. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our Advisor’s officers and certain of the officers of our Sponsor, who will manage our Advisor, including Scott D. Peters and Andrea R. Biller, each of whom would be difficult to replace. We do not have key man life insurance on any of our Sponsor’s key personnel. If our Advisor or our Sponsor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

Triple Net Properties and NNN Capital Corp., are engaged in settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to risk that the SEC may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our Advisor’s ability to conduct our Offering. Additionally, any resolution of this matter that reflects negatively on the reputation of Triple Net Properties or NNN Capital Corp., could materially and adversely affect the willingness of potential investors to invest in our Offering. The matters that are subject of this investigation could also give rise to claims against Triple Net Properties by investors in its programs. As this time, Triple Net Properties cannot assess the outcome of the investigation by the SEC. The SEC investigation could adversely impact our Advisor’s ability to perform its duties to us, because our Advisor is controlled by Triple Net Properties.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of relationships among us, our officers, our Advisor and its affiliates, including the material conflicts discussed below. The Conflicts of Interest section of our Offering prospectus provides a more detailed discussion of these conflicts of interest.

We will compete with our Sponsor’s other programs for investment opportunities. As a result, our Advisor may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.

Our Sponsor, NNN Realty Advisors, or its affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of our Sponsor’s other programs managed or advised by affiliates of our Advisor. Officers and employees of our Advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our Advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another one of our Sponsor’s program. We cannot be sure that officers and employees acting for or on behalf of our Advisor and on behalf of managers of our Sponsor’s other programs will act in our best interests when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our Advisor and other entities or programs managed by its affiliates, our Advisor may not cause us to invest in favorable investment opportunities that our Advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

The conflicts of interest faced by our officers and our non-independent director may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operations and the value of their investment.

Some of our officers and our non-independent director are officers of our Advisor, our Sponsor, which manages our Advisor, and other affiliated entities which will receive fees in connection with our Offering and operations. Scott D. Peters is our Chief Executive Officer and Chairman of the Board and also serves as the

Chief Executive Officer of our Advisor, the Chief Executive Officer of Triple Net Properties, and the Chief Executive Officer and a director of our Sponsor. As of December 31, 2006, Mr. Peters has less than 1.0% of our Sponsor’s outstanding common stock and he has de minimis ownership in several other Triple Net Properties programs. Shannon K S Johnson is our Chief Financial Officer and also serves as a Financial Reporting Manager of Triple Net Properties. Ms. Johnson has no equity ownership in our Sponsor or any Triple Net Properties programs. Andrea R. Biller is our Executive Vice President and Secretary and also serves as the Executive Vice President of our Advisor, General Counsel and Executive Vice President of Triple Net Properties, and General Counsel, Executive Vice President and Secretary of our Sponsor. Ms. Biller has less than 1.0% of our Sponsor’s outstanding common stock and she has de minimis ownership in several Triple Net Properties programs. Danny Prosky is our Vice President — Acquisitions and also serves as the Managing Director — Health Care Properties of Triple Net Properties. Mr. Prosky has no equity ownership in our Sponsor or any Triple Net Properties programs. In addition, each of Mr. Peters, Ms. Johnson, Ms. Biller and Mr. Prosky holds options to purchase a de minimis amount of our Sponsor’s outstanding common stock. As of March 2, 2007, each of Mr. Peters and Ms. Biller own 15.0% membership interests in NNN Healthcare/Office Management, LLC, which owns 25.0% of the membership interest of our Advisor.

Some of the Triple Net Properties programs in which our officers and non-independent director have invested and to which they provide services, have investment objectives similar to our investment objectives. These individuals have legal and fiduciary obligations to these entities which are similar to those they owe to us and our stockholders. As a result, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers and non-independent director, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of their investment.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

In the event that we enter into a joint venture with any other program sponsored or advised by our Sponsor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Triple Net Properties programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other NNN Realty Advisors programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.

Our Advisor will face conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement between us, our Operating Partnership, our Advisor and Triple Net Properties and pursuant to the subordinated participation interest our Advisor holds in our Operating Partnership, our Advisor is entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The fees our Advisor is entitled to include, acquisition fees, asset management fees, property management fees and disposition fees. The distributions our Advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of the Advisory Agreement, other than for cause. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor receives an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our Advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our Advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our Advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our Advisor to fees or distributions.

The distribution payable to our Advisor upon termination of the Advisory Agreement may influence decisions about terminating our Advisor or our acquisition or disposition of investments.

Our Advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders. The subordinated participation interest may require our Operating Partnership to make a distribution to our Advisor upon termination of the Advisory Agreement, other than for cause, if our Advisor meets the performance thresholds included in our Operating Partnership agreement. This distribution will not be paid if we terminate the Advisory Agreement after the listing of our shares. To avoid making this distribution, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the requirement to make this distribution, termination of the Advisory Agreement would be in the best interest of our stockholders. In addition, the requirement to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to the terminated Advisor.

We have and may continue to acquire assets from, or dispose of assets to, affiliates of our Advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.

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

Investors in our Offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholder shares of our common stock. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and some of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify or hold harmless our directors, our Advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of our common stock and two-thirds of the votes entitled to be cast by holders of shares of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Competition with third parties in acquiring properties and other investments may reduce our profitability and our stockholders may experience a lower return on their investment.

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

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.

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

We may incur additional costs in acquiring or re-leasing properties which could adversely affect the cash available for distribution to our stockholders

We may invest in properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If the tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs. We also may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant. These consequences could adversely affect our revenues and reduce the cash available for distribution to our stockholders.

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

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Terrorist attacks may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make distributions to our stockholders.

Due to recent natural disasters resulting in massive property destruction, prices for property insurance coverage have been increasing dramatically. We cannot assure that we will be able to obtain insurance premiums at reasonable rates on our future properties. As a result, our cash flow could be adversely impacted by increased premiums which could adversely affect our ability to make distributions to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our various real estate investments until such time as our Advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Advisor, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

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

We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments, including risks relating to rising interest rates.

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

If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The collateralized mortgage-backed securities in which we may invest are subject to several types of risks.

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all the risks of the underlying mortgage loans.

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

Risks Associated with Debt Financing

We have and intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

We have and intend to continue to finance a portion of the purchase price of our investments in real estate and real estate related securities by borrowing funds. We anticipate that, after an initial phase of our operations when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined fair market value of our assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets, without the approval of a majority of our independent directors. As a result of the acquisitions of the Crawfordsville property and the Southpointe property, as of January 22, 2007, our leverage exceeds 300.0%. The board of directors approved the excess leverage and determined that it was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations.

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

Since June 2004, the Federal Reserve Board has significantly increased short-term interest rates. The Federal Reserve Board has also made public statements implying it may continue increasing interest rates in the near future. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

We intend to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2007, but as of March 2, 2007, we are not qualified as a REIT. Our qualification as a REIT will depend on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

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

We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of our Operating Partnership or an underlying property owner could also threaten our ability to maintain our REIT status.

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

There are special considerations that apply to pension, profit-sharing trusts or IRAs investing in our common stock. If our stockholders are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity of the plan or IRA;

•	whether their investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan or IRA; and

•	the need to value the assets of the plan annually in accordance with ERISA and the Internal Revenue Code.

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

Item 2.	Properties.

As of December 31 2006, we have not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705. We do not have an address separate from our Advisor, Triple Net Properties, or our Sponsor. Since we pay to our Advisor fees for its services, we do not pay rent for the use of its space.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

Stockholders

As of February 28, 2007, we had 252 stockholders of record.

Distributions

We intend to make distributions each taxable year equal to at least 90.0% of our taxable income. One of our primary goals is to pay regular monthly distributions to our stockholders. We expect to calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares.

Our board of directors approved a 6.5% per annum distribution to be paid to stockholders beginning on January 8, 2007, the date we reached our minimum offering. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007.

On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which will be paid in March 2007. Distributions are paid monthly.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our initial public offering in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, which was declared effective by the SEC on September 20, 2006. The offering will terminate no later than September 20,

2008. As of December 31, 2006, we had not received subscriptions for the minimum offering and had not received any proceeds from our Offering.

As of December 31, 2006, we had paid no expenses in connection with the sale of shares in our Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No share repurchases were made for the period from April 28, 2006 (Date of Inception) through December 31, 2006. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information including balance sheet information, operating results, and cash flows in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules of this annual report on Form 10-K.

	December 31,	April 28, 2006
Selected Financial Data	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$385,324	$202,000
Stockholders’ (deficit) equity	(189,046)	2,000

Period from
April 28, 2006
(Date of Inception)
through
December 31,
2006

STATEMENT OF OPERATIONS DATA:
General and administrative expenses	$241,771
Loss from continuing operations	$(241,771)
Net loss	$(241,771)
Loss per common share — basic and diluted(1):
Loss from continuing operations	$(149.03)
Net loss	$(149.03)

STATEMENT OF CASH FLOW DATA:
Cash flows provided by operating activities	$—
Cash flows provided by investing activities	$—
Cash flows provided by financing activities	$202,000
OTHER DATA:
Distributions declared	$—
Distributions declared per share(1)	$—
Funds from operations(2)	$(241,771)

(1)	Net loss and distributions per share are based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Funds from operations is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America, or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us.

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

Although we had not acquired any real estate properties or real estate related investments as of December 31, 2006, we acquired two healthcare related facilities on January 22, 2007 and intend to purchase additional properties in the future, and are therefore disclosing FFO and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

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

For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net income available to stockholders to FFO for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiary, NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2006 and April 28, 2006 (Date of Inception), together with our results of operations and cash flows for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of

1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor; and litigation, including without limitation, the investigation of Triple Net Properties, LLC, or Triple Net Properties, by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were incorporated on April 20, 2006 under the laws of the State of Maryland and intend to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a REIT for federal income tax purposes for our taxable year ended December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock aggregating up to $2,200,000,000, or the maximum offering, for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or its affiliates did not count towards the minimum offering. On January 8, 2007, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 200,846 shares of our common stock, or $2,004,000, thereby exceeding the minimum offering. As of February 28, 2007, we received and accepted subscriptions in our Offering for 722,689 shares of our common stock, or $7,197,000.

We anticipate that we will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, the managing member of our Advisor. The Advisory Agreement has a one year term that expires in September 2007, and is subject to successive renewals. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, to provide various services to us and our future properties.

In the fourth quarter of 2006, NNN Realty Advisors acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

As of December 31, 2006, we had neither purchased nor contracted to purchase any investments.

Business Strategies

We intend to invest in a diversified portfolio of real estate and real estate related securities, focusing primarily on investments that produce current income. Our real estate investments will focus on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. However, we do not presently intend to invest more than 15.0% of our total assets in real estate related securities. Our real estate related securities investments will generally focus on common and preferred stock of public or private real estate companies, collateralized mortgage-backed securities, other forms of mortgage debt and certain other securities, including collateralized debt obligations and foreign securities. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, we may be required to limit our investments in real estate related securities.

In addition, when and as determined appropriate by our Advisor, the portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land, both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our Advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.

For each of our investments, regardless of property type, our Advisor will seek to invest in properties with the following attributes:

•	Quality. We will seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We will seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; and Supply and Demand. We will focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We will seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We will seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the offering proceeds available for investment in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property: (1) not acquired for the purpose of producing rental or other operating income, or

(2) with no development or construction in process or planned in good faith to commence within one year will be considered unimproved or non-income producing property for purposes of this limitation.

We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Acquisitions in 2007

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC and NNN Crawfordsville, LLC for a total purchase price of $14,800,000 and $6,900,000, respectively, plus closing costs. NNN Southpointe, LLC has a fee simple ownership interest in Southpointe Office Parke and Epler Parke I, or the Southpointe property. NNN Crawfordsville, LLC has a fee simple ownership interest in Crawfordsville Medical Office Park and Athens Surgery Center, or the Crawfordsville property. We acquired the membership interests from NNN South Crawford Member, LLC, an indirect wholly-owned subsidiary of our Sponsor. See Subsequent Events — Property Acquisitions for a further discussion of the acquisitions.

Proposed Property Acquisitions

In January 2007, our board of directors approved the acquisitions of: (i) the Gallery Professional Building located in St. Paul, Minnesota for a purchase price of $8,800,000, plus closing costs; and (ii) Lennox Office Park, Building G, located in Memphis, Tennessee for a purchase price of $18,500,000, plus closing costs, contingent upon raising sufficient financing and other conditions.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 13, Accounting for Leases, as amended and interpreted, we will recognize base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses are incurred.

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

Qualification as a REIT

For our taxable year ended December 31, 2007, we intend to elect to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and, upon the election being made, we will be taxed as such beginning with our taxable year ended December 31, 2007. Because of our intention to elect REIT status in 2007, we will not benefit from the loss incurred in the year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and will operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Factors Which May Influence Results of Operations

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material impact on our results of operations and could impact our ability to pay distributions to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, our failure to comply, could result in fees, fines, penalties or administrative remedies against us.

Results of Operations

As of December 31, 2006, we had not raised the minimum offering nor had we acquired any real estate properties or real estate related investments. We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors.

If we fail to raise significant proceeds above our minimum offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we had a net loss of approximately $242,000, or $149.03 per share due to general and administrative expenses related to directors’ and officers’ insurance premiums of $68,000, directors’ fees of $55,000, restricted stock compensation of $51,000 and professional and legal fees of $68,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of December 31, 2006, our Advisor or its affiliates have incurred $1,093,000. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements because we had not raised the minimum offering as of December 31, 2006. See Note 4, Related Party Transactions — Offering Stage to our accompanying consolidated financial statements for a further discussion of expenses during our offering stage.

Liquidity and Capital Resources

We are dependent upon the net proceeds to be received from our Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related securities will be obtained from our Offering and from any indebtedness that we may incur. We have been initially capitalized with $2,000 from the sale of 200 shares of our common stock to our Advisor and our Advisor has invested $200,000 in our Operating Partnership for a total of $202,000 in cash as of December 31, 2006.

As such, cash flows from financing activities for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $202,000. We had no cash flows from operating or investing activities for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

As of December 31, 2006, we had accrued liabilities in the amount of approximately $374,000 for insurance premiums for directors’ and officers’ liability insurance, directors’ fees and other operating expenses. Our sources of funds will primarily be the net proceeds of our Offering, operating cash flows and borrowings. As of December 31, 2006, we had no outstanding debt.

On January 22, 2007, in connection with our acquisition of the 100% membership interests in NNN Southpointe, LLC and NNN Crawfordsville, LLC, we:

•	Entered into an unsecured loan with NNN Realty Advisors, our Sponsor, in the principal amount of $7,500,000. The unsecured loan matures on July 22, 2007, bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan.

•	Assumed the existing mortgage loan payable on the Southpointe property in the principal amount of $9,146,000. The mortgage loan payable bears interest at a fixed rate of 6.113% per annum and matures on September 1, 2016. Pursuant to our assumption of the mortgage loan payable, we are required to make monthly interest-only payments on the first day of each month through September 1, 2010. Beginning on October 1, 2010, we will be required to make principal and interest payments on the first day of each month until maturity.

•	Assumed the existing mortgage loan payable on the Crawfordsville property in the principal amount of $4,264,000. The mortgage loan payable bears interest at a fixed rate of 6.123% per annum and matures on October 1, 2016. Pursuant to our assumption of the mortgage loan payable, we are required to make monthly interest-only payments on the first day of each month through October 1, 2010. Beginning on November 1, 2010, we will be required to make principal and interest payments on the first day of each month until maturity.

See Subsequent Events — Property Acquisitions for a further discussion.

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

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. As a result of the acquisitions of the Crawfordsville property and the Southpointe property, as of January 22, 2007, our leverage exceeds 300.0%. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding

300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our Offering, including the proceeds raised through the DRIP. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Distributions

We have not paid any distributions as of December 31, 2006. The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Our board of directors approved a 6.5% per annum distribution to be paid to stockholders beginning on January 8, 2007, the date we reached our minimum offering. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007.

On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which will be paid in March 2007. Distributions are paid monthly.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of December 31, 2006, our Advisor or its affiliates have incurred $1,093,000. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements because we had not raised the minimum offering as of December 31, 2006.

Insurance Coverage

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred. However, management believes that our current insurance coverage is adequate.

Debt Service Requirements

As of December 31, 2006, we had no outstanding debt.

Contractual Obligations

As of December 31, 2006, we had no contractual obligations.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

Although we had not acquired any real estate properties or real estate related investments as of December 31, 2006, we acquired two healthcare related facilities on January 22, 2007 and intend to purchase additional properties in the future, and are therefore disclosing FFO and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

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

The following is the calculation of FFO for the period from April 28, 2006 (Date of Inception) through December 31, 2006:

Period from April 28, 2006
(Date of Inception) through
December 31, 2006

Net loss	$(241,771)
Add:
Depreciation and amortization — consolidated properties	—
Depreciation and amortization — unconsolidated properties	—
Less:
Gain on sale of joint venture (net of related income tax)	—

Funds from operations	$(241,771)

Weighted average common shares outstanding — basic and diluted	1,622

Gain on the sale of investments included in net loss and FFO	$—

Subsequent Events

Status of our Offering

As of January 8, 2007, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for

200,846 shares of our common stock, or $2,004,000, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for the acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11(File No. 333-133652, effective September 20, 2006) filed with the Securities and Exchange Commission. As of February 28, 2007, we had received and accepted subscriptions in our Offering for 722,689 shares of our common stock, or $7,197,000.

Unsecured Loan

On January 22, 2007, in connection with our acquisition of the 100% membership interests in NNN Southpointe, LLC and NNN Crawfordsville, LLC, we entered into an unsecured loan with NNN Realty Advisors, evidenced by a promissory note in the principal amount of $7,500,000. The unsecured loan matures on July 22, 2007. The unsecured loan bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. NNN Realty Advisors is our Sponsor and therefore this loan is deemed a related party loan. The terms of this related party unsecured loan, were approved by our board of directors, including the majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Property Acquisitions

On January 22, 2007, we purchased a 100% membership interest in NNN Southpointe, LLC from NNN South Crawford Member, LLC, an indirect wholly-owned subsidiary of our Sponsor, for a total purchase price of $14,800,000. NNN Southpointe, LLC has a fee simple ownership interest in the Southpointe property located in Indianapolis, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $9,146,000 on the property with LaSalle Bank, National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan (as described above) from NNN Realty Advisors. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliates.

The $9,146,000 existing mortgage loan payable on the Southpointe property matures on September 1, 2016 and bears interest at a fixed rate of 6.113% per annum. Pursuant to our assumption of the mortgage loan payable, we are required to make monthly interest-only payments on the first day of each month through September 1, 2010. Beginning on October 1, 2010, we will be required to make principal and interest payments on the first day of each month until maturity. The mortgage loan provides for a default interest rate of an additional 5.0% per annum in an event of default and late charges in an amount equal to the lesser of (a) an additional 3.0% of the amount of any overdue payments or (b) the maximum amount permitted by applicable law, in addition to any default interest payments.

Since we acquired the NNN Southpointe, LLC membership interests from an indirect wholly-owned subsidiary of our Sponsor, an independent appraiser was engaged to value the property, the transaction was approved by the majority of our directors, including a majority of our independent directors and it was determined by a majority of our board of directors, including a majority of our independent directors that the transaction is fair and reasonable to us and at a price no greater than the cost of the investment to our Sponsor or the property’s appraised value.

On January 22, 2007, we purchased a 100% membership interest in NNN Crawfordsville, LLC from NNN South Crawford Member, LLC, for a total purchase price of $6,900,000. NNN Crawfordsville, LLC has a fee simple ownership interest in the Crawfordsville property located in Crawfordsville, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan (as described above) from NNN Realty Advisors. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliates.

The $4,246,000 mortgage loan payable on the Crawfordsville property matures on October 1, 2016 and bears interest at a fixed rate of 6.123% per annum. Pursuant to our assumption of the mortgage loan payable, we are required to make monthly interest-only payments on the first day of each month through October 1, 2010. Beginning on November 1, 2010, we will be required to make principal and interest payments on the first day of each month until maturity. The mortgage loan provides for a default interest rate of an additional 5.0% per annum in an event of default and late charges in an amount equal to the lesser of (a) an additional 3.0% of the amount of any overdue payments or (b) the maximum amount permitted by applicable law, in addition to any default interest payments.

Since we acquired the NNN Crawfordsville, LLC membership interests from a subsidiary of our Sponsor, an independent appraiser was engaged to value the property, the transaction was approved by the majority of our directors, including a majority of our independent directors and it was determined by a majority of our board of directors, including a majority of our independent directors that the transaction is fair and reasonable to us and at a price no greater than the cost of the investment to our Sponsor or the property’s appraised value.

As a result of the acquisitions of the Crawfordsville property and the Southpointe property, as of January 22, 2007, our leverage exceeds 300.0%. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the property during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

Potential Property Acquisitions

In January 2007, our board of directors approved the acquisitions of: (i) the Gallery Professional Building located in St. Paul, Minnesota for a purchase price of $8,800,000, plus closing costs; and (ii) Lennox Office Park, Building G, located in Memphis, Tennessee for a purchase price of $18,500,000, plus closing costs, contingent upon raising sufficient financing and other conditions.

Appointment to the Audit Committee

On January 17, 2007, Gary T. Wescombe accepted his appointment to the Audit Committee of our board of directors.

Distributions

Our board of directors approved a 6.5% per annum distribution to be paid to stockholders beginning on January 8, 2007, the date we reached our minimum offering. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007.

On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which will be paid in March 2007. Distributions are paid monthly.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of December 31, 2006, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.

See the index at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our officers and directors as of March 2, 2007.

Name	Age	Position	Term of Office

Scott D. Peters	49	Chief Executive Officer and Chairman of the Board	Since 2006
Shannon K S Johnson	29	Chief Financial Officer	Since 2006
Andrea R. Biller	57	Executive Vice President and Secretary	Since 2006
Danny Prosky	41	Vice President — Acquisitions	Since 2006
W. Bradley Blair, II	63	Independent Director	Since 2006
Maurice J. DeWald	66	Independent Director	Since 2006
Warren D. Fix	68	Independent Director	Since 2006
Gary T. Wescombe	64	Independent Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Scott D. Peters has served as our Chief Executive Officer since April 2006, Chairman of the Board since July 2006 and as the Chief Executive Officer of NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, since July 2006. He has also served as the Chief Executive Officer, President and a director of NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, since its formation in September 2006 and as the Chief Executive Officer of Triple Net Properties, LLC, or Triple Net Properties, since November 2006. From September 2004 to October 2006, Mr. Peters served as the Executive Vice President and Chief Financial Officer of Triple Net Properties and was responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Since December 2005, Mr. Peters has also served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006 and the Executive Vice President of NNN Apartment REIT, Inc. since January 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real investment trust. Mr. Peters received his B.B.A. in accounting and finance from Kent State University in Ohio.

Shannon K S Johnson has served as our Chief Financial Officer since August 2006. Ms. Johnson has also served as a Financial Reporting Manager for Triple Net Properties since January 2006 and as the Chief Financial Officer of NNN Apartment REIT, Inc. since April 2006. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers LLP. Prior to joining PricewaterhouseCoopers LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant and graduated summa cum laude with her Bachelor of Arts in Business-Economics and a minor in Accounting from the University of California, Los Angeles.

Andrea R. Biller has served as our Executive Vice President and Secretary since April 2006 and as the Executive Vice President of our Advisor since July 2006. She has also served as the General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation in September 2006. She has served as General Counsel for Triple Net Properties since March 2003 and as Executive Vice President since January 2007, overseeing all legal functions and coordinating with outside counsel. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. since June 2004 and December 2005, respectively, the Secretary of T REIT, Inc. since May 2004 and the Secretary of NNN Apartment REIT, Inc.

since January 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a Bachelor of Arts degree in psychology from Washington University, a Master of Arts degree in psychology from Glassboro State University in New Jersey and a Juris Doctor degree from George Mason University School of Law in Virginia in 1990, where she graduated first with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Danny Prosky serves as our Vice President — Acquisitions. He has served as Triple Net Properties’ Managing Director — Health Care Properties since March 2006 and is responsible for all medical property acquisitions, management and dispositions. Mr. Prosky previously worked with Health Care Property Investors, Inc., a healthcare-focused real estate investment trust, or REIT, where he served as the Assistant Vice President — Acquisitions & Dispositions from 2005 to March 2006, and as Assistant Vice President — Asset Management from 1999 to 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a Bachelor of Science degree in finance from the University of Colorado and a Masters of Science degree in management from Boston University.

W. Bradley Blair, II has served as an independent director of our company since September 2006. Mr. Blair has served as the Chief Executive Officer, President and Chairman of the board of directors of Golf Trust of America, Inc. since its initial public offering in 1997. From 1993 until February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and his Juris Doctorate from the University of North Carolina at Chapel Hill Law School.

Maurice J. DeWald has served as an independent director of our company since September 2006. He has served as the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm, since 1992. Mr. DeWald also serves as a director of Advanced Materials Group, Inc., Integrated Healthcare Holdings, Inc. and Mizuho Corporate Bank of California. Mr. DeWald was an audit partner and managing partner with the international accounting firm KPMG, LLP from 1962 to 1991. Mr. DeWald holds a B.B.A. from the University of Notre Dame in Indiana and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a certified public accountant in California.

Warren D. Fix has served as an independent director of our company since September 2006. He serves as the Chief Executive Officer and a director of WCH, Inc., formerly Candlewood Hotel Company, Inc., having served as its Executive Vice-President, Chief Financial Officer and Secretary since 1995. From July 1994 to October 1995, Mr. Fix was a consultant to Doubletree Hotels, primarily developing debt and equity sources of capital for hotel acquisitions and refinancings. Mr. Fix has been a partner in The Contrarian Group, a business management company, from December 1992 to the present. From 1989 to December 1992, Mr. Fix served as President of the Pacific Company, a real estate investment and development company. From 1964 to 1989, Mr. Fix held numerous positions within The Irvine Company, a California-based real estate and development company, including, Chief Financial Officer. Mr. Fix also serves as a director and audit committee chairman of Audio Visual Services Corporation. Mr. Fix is a Certified Public Accountant. Mr. Fix received his B.A. from Claremont McKenna College in California and is a graduate of the UCLA Executive Management Program, the Stanford Financial Management Program and the UCLA Anderson Corporate Director Program.

Gary T. Wescombe has served as an independent director of our company since October 2006. He provides consulting services to various entities in the real estate sector and is a principal of American Oak Properties, LLC. He is also director, chief financial officer and treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. From October 1999 to December 2001, he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999,

Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe has also served as a director of G REIT, Inc. since December 2001. Mr. Wescombe received a BS degree in accounting and finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Our Advisor

Management

The following table sets forth information with respect to our Advisor’s executive officers:

Name	Age	Position

Scott D. Peters	49	Chief Executive Officer
Andrea R. Biller	57	Executive Vice President

For biographical information regarding Mr. Peters and Ms. Biller, see — Directors, Executive Officers and Corporate Governance, above.

Triple Net Properties owns a 75.0% managing member interest in our Advisor. NNN Healthcare/Office Management, LLC owns a 25.0% non-managing member interest in our Advisor. The members of NNN Healthcare/Office Management, LLC include Scott D. Peters, our Chief Executive Officer and Chairman of the Board, our Advisor’s Chief Executive Officer and NNN Realty Advisors’ Chief Executive Officer and director; Andrea R. Biller, our Executive Vice President and Secretary, our Advisor’s Executive Vice President and NNN Realty Advisors’ Executive Vice President, Secretary and General Counsel; and Triple Net Properties for the benefit of other employees who perform services for us. As of March 2, 2007, each of Mr. Peters and Ms. Biller own 15.0% membership interests in NNN Healthcare/Office Management, LLC.

We will rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. We, our Advisor and our Sponsor are parties to an advisory agreement, or the Advisory Agreement, pursuant to which our Advisor performs its duties and responsibilities as our fiduciary.

NNN Realty Advisors and Triple Net Properties

NNN Realty Advisors, headquartered in Santa Ana, California, is a full-service commercial real estate asset management and services firm. NNN Realty Advisors sponsors real estate investment programs to provide investors with the opportunity to engage in tax-deferred exchanges of real property and to invest in other real estate investment vehicles. NNN Realty Advisors raises capital for these programs through an extensive network of broker-dealer relationships. NNN Realty Advisors also structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services. NNN Realty Advisors is one of the largest sponsors of tenant in common, or TIC, programs marketed as securities and also sponsors and advises public non-traded real estate investment trusts, or REITs, and real estate investment funds. NNN Realty Advisors was formed in September 2006 and is the parent of Triple Net Properties, NNN Capital Corp., or our Dealer Manager, and Triple Net Properties, Realty, Inc., or Realty.

Triple Net Properties offers a diverse line of investment products as well as a full-range of services including asset and property management, brokerage, leasing, analysis and consultation. As of December 31, 2006, Triple Net Properties manages a growing portfolio of over 32.5 million square feet of commercial properties, including more than 6,600 apartment units, with a combined market value of approximately $4.3 billion. Triple Net Properties and its affiliates are currently buying and selling properties throughout the United States, though many recent acquisitions are located in California, Texas and Florida, which the U.S. Census Bureau forecasts to be the top three states for population growth over the next 25 years. Triple Net Properties also acquired commercial real estate properties in Colorado, Arizona, Wisconsin, Missouri, Illinois and Oregon in 2005. Triple Net Properties is also an active seller of real estate, bringing many of its investment programs full cycle.

Anthony “Tony” W. Thompson is the founder and Chairman of NNN Realty Advisors and owns 25.9% of its outstanding common stock. Mr. Thompson is also the founder of Triple Net Properties, the managing member of our Advisor. Mr. Thompson is a special member of NNN Healthcare/Office Management, LLC and may receive compensation of up to $175,000 annually. Mr. Thompson was the Chairman of Triple Net Properties from its inception in April 1998 to November 2006, was its Chief Executive Officer from inception to October 2006, and was its President from inception until September 2004. He is also the Chairman of Realty, an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us, and was its Chief Executive Officer from its inception to July 2006. From 1986 to 1995, he was a 50.0% shareholder, director and an executive officer of TMP Group, Inc., a full-service real investment group. Mr. Thompson is a NASD-registered securities principal and the Chairman of NNN Capital Corp. Mr. Thompson currently serves as the Chairman of the board of directors of each of T REIT, Inc. and G REIT, Inc. Mr. Thompson is also a member of the Sterling College Board of Trustees and various other charitable and civic organizations. He is a graduate of Sterling College with a BS degree in economics.

Committees of Our Board of Directors

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee. We do not plan to have a compensation committee because we do not plan to pay any compensation to our officers. However, if in the future we provide any compensation to our officers, we will establish a compensation committee comprised entirely of independent directors to determine the nature and amount of such compensation.

Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm. Under our audit committee charter, the audit committee will always be comprised solely of independent directors. As of March 2, 2007, the audit committee is comprised of W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix and Gary T. Wescombe, all of whom are independent directors. Mr. DeWald currently serves as the chairman and has been designated as the audit committee financial expert.

Incentive Stock Plan

Although we currently do not have any employees and do not currently intend to hire any employees, we have adopted an incentive stock plan, which we will use to attract and retain qualified independent directors, any employees we may hire in the future, and consultants providing services to us who are considered essential to our long-term success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock.

The incentive stock plan provides for the granting of awards to participants in the following forms to those independent directors, employees, and consultants selected by the plan administrator for participation in the incentive stock plan:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the U.S. tax code,

•	stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the committee;

•	restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and/or

•	other stock based awards in the discretion of the plan administrator, including unrestricted stock grants.

The maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under the incentive stock plan is 2,000,000. In the event of a nonreciprocal corporate transaction that causes the per-share value of our common stock to change, such as a stock dividend, stock split, spin-off, rights offering, or large nonrecurring cash dividend, the share authorization limits of the incentive stock plan will be adjusted proportionately.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to NNN Healthcare/Office REIT, Inc. at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705, Attention: Secretary.

Indemnification Agreements

We have entered into indemnification agreements with each of our independent directors, non-independent director and officers. Pursuant to the terms of these indemnification agreements, we will indemnify and advance expenses and costs incurred by our directors and officers in connection with any claims, suits or proceedings brought against such directors and officers as a result of his or her service. However, our obligation to indemnify our directors and officers is subject to the limitations set forth in the indemnification agreements and in our charter.

Item 11.	Executive Compensation.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by employees of our Advisor and its affiliates. The individuals who serve as our executive officers do not receive compensation directly from us for services rendered to us, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Form 10-K.

Each of our executive officers, including those officers who serve as directors, is employed by our Advisor or its affiliates, and is compensated by these entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement.

Option/SAR Grants in Last Fiscal Year

No option grants were made to officers and directors for the year ended December 31, 2006.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan, our independent directors receive the following forms of compensation:

•	Annual Retainer. Our independent directors receive an annual retainer of $36,000.

•	Meeting Fees. Our independent directors receive $1,000 for each board meeting attended in person or by telephone, and $500 for each committee meeting attended in person or by telephone, and an additional $500 to the audit committee chair for each audit committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•	Equity Compensation. Upon initial election to the board, each independent director receives 5,000 shares of restricted common stock, and an additional 2,500 shares of restricted common stock upon his or her subsequent election each year. The restricted shares will vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•	Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of the board of directors. Independent directors do not receive other benefits from us.

Our non-independent director does not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2006:

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
(a)	(b)(1)	(c)(2)	(d)	(e)	(f)	(g)	(h)

Scott D. Peters(3)	$—	$—	$—	$—	$—	$—	$—
W. Bradley Blair, II	$14,500	$12,778	—	—	—	—	$27,278
Maurice J. DeWald	$15,000	$12,778	—	—	—	—	$27,778
Warren D. Fix	$14,500	$12,778	—	—	—	—	$27,278
Gary T. Wescombe	$10,500	$12,391	—	—	—	—	$22,891

(1)	Consists of the amounts described below.

		Basic Annual
Director	Role	Retainer ($)	Meeting Fees ($)

Peters	Chairman of the Board	$—	—
Blair	Member, Audit Committee	$12,000	$2,500
DeWald	Chairman, Audit Committee	$12,000	$3,000
Fix	Member, Audit Committee	$12,000	$2,500
Wescombe	Member, Audit Committee	$9,000	$1,500

(2)	The amounts in this column represent the proportionate amount of the total fair value of stock awards recognized by the Company in 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amounts included in the table for each award include the amount recorded as expense in our statement of operations for the period from April 28, 2006 (Date of Inception) through December 31, 2006. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment.

The following table shows the shares of restricted common stock awarded to each independent director during 2006, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

			Full Grant
		Number of	Date Fair
		Restricted	Value of
Director	Grant Date	Shares (#)	Award ($)

Peters	—	—	—
Blair	9/20/06	5,000	$50,000
DeWald	9/20/06	5,000	$50,000
Fix	9/20/06	5,000	$50,000
Wescombe	10/4/06	5,000	$50,000

The following table shows the aggregate numbers of nonvested restricted shares of common stock held by each director as of December 31, 2006:

Nonvested
Director	Restricted Stock

Peters	—
Blair	4,000
DeWald	4,000
Fix	4,000
Wescombe	4,000

(3)	Mr. Peters is not an independent director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of February 28, 2007, the amount of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 743,399 shares of our common stock outstanding as of February 28, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Scott D. Peters(2)	200	*
W. Bradley Blair, II(3)	5,000	*
Maurice J. DeWald(3)	5,000	*
Warren D. Fix(3)	5,000	*
Gary T. Wescombe(3)	5,000	*
All directors and executive officers as a group (8 persons)	23,200	3.1%

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o NNN Healthcare/Office REIT, Inc., 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(2)	Includes 200 shares of our common stock owned by our Advisor. Scott D. Peters is the Chief Executive Officer of our Advisor. Our Advisor also owns 20,000 units of NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership.

(3)	Includes vested and non-vested shares of restricted common stock.

Equity Compensation Plan Information

Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares.

Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders(1)	—	—	1,980,000
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,980,000

(1)	On September 20, 2006 and October 4, 2006, we granted 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Some of our executive officers and our non-independent director are also executive officers and/or holders of direct or indirect interests in our Advisor, NNN Realty Advisors, Triple Net Properties, Realty, or other affiliated entities. Triple Net Properties owns a 75.0% managing member interest in our Advisor. NNN Healthcare/Office Management, LLC owns a 25.0% non-managing member interest in our Advisor. The members of NNN Healthcare/Office Management, LLC include Scott D. Peters, our Chief Executive Officer and Chairman of the Board, our Advisor’s Chief Executive Officer, NNN Realty Advisors’ Chief Executive Officer and director, and Triple Net Properties’ Chief Executive Officer; Andrea R. Biller, our Executive Vice President and Secretary, our Advisor’s Executive Vice President, NNN Realty Advisors’ Executive Vice President, Secretary and General Counsel, and Triple Net Properties’ Executive Vice President and General Counsel; and Triple Net Properties for the benefit of other employees who perform services for us. As of March 2, 2007, each of Mr. Peters and Ms. Biller own 15.0% membership interests in NNN Healthcare/Office Management, LLC. Mr. Thompson, the Chairman of the Board of NNN Realty Advisors, is a special member of NNN Healthcare/Office Management, LLC and may receive compensation of up to $175,000 annually. See Item 1. Business — Our Structure for an organizational chart.

Upon the effectiveness of our best efforts initial public offering, or our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regard to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. Our Dealer Manager did not receive selling commissions for the period from April 28, 2006 (Date of Inception) through December 31, 2006. Selling commissions are not recorded in our accompanying consolidated financial statements because such commissions were not our liability since we had not raised the minimum offering as of December 31, 2006. When recorded by us, such commissions will be charged to stockholders’ equity as such amounts are paid to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursement

Our Dealer Manager may receive non-accountable marketing support fees up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering and may re-allow up to 1.5% of these fees to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds for bona fide due diligence expenses and may re-allow up to 0.5% of these fees to participating broker-dealers. Our Dealer Manager or its affiliates did not receive marketing support fees or due diligence expense reimbursements for the period from April 28, 2006 (Date of Inception) through December 31, 2006. Marketing support fees and due diligence expense reimbursements are not recorded in our accompanying consolidated financial statements because such fees and reimbursements were not our liability since we had not raised the minimum offering as of December 31, 2006. When recorded by us, such fees and reimbursements will be charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. No reimbursements were made to our Advisor or Triple Net Properties for the period from April 28, 2006 (Date of Inception) through December 31, 2006 for other organizational and offering expenses. Other organizational and offering expenses are not recorded in our accompanying consolidated financial statements because such expenses were not our liability since we had not raised the minimum offering as of December 31, 2006. When recorded by us, organizational expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Property Management Fees

Our Advisor or its affiliates will be paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our Advisor or its affiliates, our Advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, Triple Net Properties incurred $312,000 on our behalf. As of December 31, 2006, we had not reimbursed our Advisor or its affiliates for such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our Advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Subordinated Distribution Upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our Advisor will be entitled to receive a distribution from our Operating Partnership, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our Operating Partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our Operating Partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our Advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Due to Affiliates

As of December 31, 2006, approximately $312,000 was payable to Triple Net Properties, primarily for the reimbursement of insurance premiums.

Certain Conflict Resolution Restrictions and Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to (1) transactions we enter into with our Advisor, our directors or their respective affiliates, (2) certain future offerings and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that applies to transactions with our Advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by NNN Realty Advisors and its affiliates. These restrictions and procedures include, among others, the following:

•	Except as otherwise described in our Registration Statement on Form S-11(File No. 333-133652, effective September 20, 2006) filed with the Securities and Exchange Commission, or the SEC, or our Offering prospectus, we will not accept goods or services from our Advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transactions, approve such transactions as fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•	We will not purchase or lease any asset (including any property) in which our Advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to our Advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to our Advisor any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

•	We will not make any loans to our Advisor, any of our directors or any of their respective affiliates. In addition, any loans made to us by our Advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our Advisor and its affiliates shall be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, as described above.

•	Our Advisory Agreement provides that if Triple Net Properties identifies an opportunity to make an investment in one or more office buildings or other facilities for which greater than 50.0% of the gross leaseable area is leased to, or reasonably expected to be leased to, one or more medical or healthcare-related tenants, either directly or indirectly through an affiliate or in a joint venture or other co-ownership arrangement, for itself or for any other Triple Net Properties program, then Triple Net Properties will provide us with the first opportunity to purchase such investment. Triple Net Properties will provide all necessary information related to such investment to our Advisor, in order to enable our board to determine whether to proceed with such investment. Our Advisor will present the information to our board within three business days of receipt from Triple Net Properties. If our board does not affirmatively authorize our Advisor to proceed with the investment on our behalf within seven days of receipt of such information from our Advisor, then Triple Net Properties may proceed with the investment opportunity for its own account or offer the investment opportunity to any other person or entity.

Item 14.	Principal Accounting Fees and Services.

Deloitte has served as our independent auditors since April 24, 2006 and audited our consolidated financial statements for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

The following table lists the fees for services rendered by our independent auditors for 2006:

Services	2006

Audit Fees(1)	$59,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees	—

Total	$59,000

(1)	Audit fees billed in 2006 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report and proxy materials within 120 days following the close of each fiscal year and will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NNN Healthcare/Office REIT, Inc.

We have audited the accompanying consolidated balance sheets of NNN Healthcare/Office REIT, Inc. and subsidiary, a Maryland Corporation, (the “Company”) as of December 31, 2006 and April 28, 2006 (Date of Inception) and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the period from April 28, 2006 (Date of Inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and April 28, 2006 (Date of Inception), and the results of their operations and their cash flows for the period from April 28, 2006 (Date of Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 2, 2007

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and April 28, 2006 (Date of Inception)

	December 31,	April 28, 2006
	2006	(Date of Inception)

ASSETS
Cash	$202,000	$202,000
Prepaid expenses	179,878	—
Other assets	3,446	—

Total assets	$385,324	$202,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Accrued liabilities	$61,944	$—
Due to affiliates	312,426	—

Total liabilities	374,370	—
Commitments and contingencies (Note 3)
Minority interest of limited partner in Operating Partnership	200,000	200,000
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,200 and 200 shares issued and outstanding as of December 31, 2006 and April 28, 2006, respectively	162	2
Additional paid-in capital	52,563	1,998
Accumulated deficit	(241,771)	—

Total stockholders’ (deficit) equity	(189,046)	2,000

Total liabilities, minority interest and stockholders’ (deficit) equity	$385,324	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from April 28, 2006 (Date of Inception) through December 31, 2006

Expenses:
General and administrative	$(241,771)

Net loss	$(241,771)

Net loss per share — basic and diluted	$(149.03)

Weighted average number of common shares outstanding — basic and diluted	1,622

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from April 28, 2006 (Date of Inception) through December 31, 2006

	Common Stock		Additional			Total
	Number of		Paid-In	Preferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity

BALANCE — April 28, 2006	—	$—	$—	$—	$—	$—
Issuance of common stock	200	2	1,998	—	—	2,000
Issuance of vested and nonvested common stock	20,000	160	39,840	—	—	40,000
Amortization of nonvested common stock compensation	—	—	10,725	—	—	10,725
Net loss	—	—	—	—	(241,771)	(241,771)

BALANCE — December 31, 2006	20,200	$162	$52,563	$—	$(241,771)	$(189,046)

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from April 28, 2006 (Date of Inception) through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	50,725
Changes in operating assets and liabilities:
Prepaid expenses	(179,878)
Other assets	(3,446)
Accrued liabilities	61,944
Due to affiliates	312,426
Net cash provided by operating activities	—

—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000
Minority interest contributions to Operating Partnership	200,000

Net cash provided by financing activities	202,000

NET CHANGE IN CASH	202,000
CASH — Beginning of period	—

CASH — End of period	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from April 28, 2006 (Date of Inception) through December 31, 2006

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiary, NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006 and intends to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. On January 8, 2007, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 200,846 shares of our common stock, or $2,004,000, thereby exceeding the minimum offering. See Note 10, Subsequent Events — Status of our Offering for a further discussion.

We anticipate that we will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, who is the managing member of our Advisor. The Advisory Agreement has a one-year term that expires in September 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us and our future properties.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

As of December 31, 2006, we had neither purchased nor contracted to purchase any investments. See Note 10, Subsequent Events — Property Acquisitions for a further discussion on acquisitions.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our Operating Partnership. We intend to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of December 31, 2006, we owned a 1.0% general partnership interest therein. Our Advisor is a limited partner and as of December 31, 2006, owned a 99.0% limited partnership interest therein. Our Advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our Operating Partnership. Management expects our ownership percentage in our Operating Partnership to increase significantly as we invest net proceeds from our Offering into our Operating Partnership. As of December 31, 2006, our Operating Partnership has no real estate operations and no assets other than the partners’ initial capital contributions. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

Restricted Cash Held in Escrow

Restricted funds held in escrow of $1,802,000, including funds received from shares sold to our executive officers and directors, our Dealer Manager, and our Advisor and its affiliates, as of December 31, 2006 are not included in assets and consist of funds received in connection with subscription agreements to purchase shares of our common stock in connection with our Offering. We were required to raise the minimum offering on or before September 20, 2007 (one year following the commencement of our Offering), or, the funds raised, including interest, would have been returned to the subscribers. Therefore, as of December 31, 2006, the funds were held in an escrow account and were not released to or available to us until the minimum offering was raised.

On January 8, 2007, we raised the minimum offering and the funds held in escrow were released to us.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Offering. As of December 31, 2006, our Advisor or its affiliates have incurred $1,093,000. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements since we had not raised the minimum offering as of December 31, 2006. See Note 4, Related Party Transactions — Offering Stage for a further discussion of expenses during our offering stage.

Stock Compensation

We follow Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 6, Stockholders’ (Deficit) Equity — 2006 Incentive Plan and Independent Directors Compensation Plan for a further discussion of grants under our 2006 Incentive Plan.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2007. We intend to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status in 2007, we will not benefit from the loss incurred in the year ended December 31, 2006.

Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Restricted shares of common stock give rise to potentially dilutive shares of common stock.

For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we recorded a net loss of approximately $242,000. 16,000 shares of restricted common stock were outstanding as of December 31, 2006, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

Segment Disclosure

We internally evaluate operations as one segment and therefore do not report segment information.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. Our Dealer Manager did not receive selling commissions for the period from April 28, 2006 (Date of Inception) through December 31, 2006. Selling commissions are not recorded in our accompanying consolidated financial statements because such commissions were not our liability since we had not raised the minimum offering as of December 31, 2006. When recorded by us, such commissions will be charged to stockholders’ equity as such amounts are paid to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursement

Our Dealer Manager may receive non-accountable marketing support fees up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering and may re-allow up to 1.5% of these fees to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds for bona fide due diligence expenses and may re-allow up to 0.5% of these fees to participating broker-dealers. Our Dealer Manager or its affiliates did not receive marketing support fees or due diligence expense reimbursements for the period from April 28, 2006 (Date of Inception) through December 31, 2006. Marketing support fees and due diligence expense reimbursements are not recorded in our accompanying consolidated financial statements because such fees and reimbursements were not our liability since we had not raised the minimum offering as of December 31, 2006. When recorded by us, such fees and reimbursements will be charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. No reimbursements were made to our Advisor or Triple Net Properties for the period from April 28, 2006 (Date of Inception) through December 31, 2006 for other organizational and offering expenses. Other organizational and offering expenses are not recorded in our accompanying consolidated financial statements because such expenses were not our liability since we had

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not raised the minimum offering as of December 31, 2006. When recorded by us, organizational expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Property Management Fees

Our Advisor or its affiliates will be paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our Advisor or its affiliates, our Advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, Triple Net Properties incurred $312,000 on our behalf. As of December 31, 2006, we had not reimbursed our Advisor or its affiliates for such expenses.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our Advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Subordinated Distribution Upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our Advisor will be entitled to receive a distribution from our Operating Partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our Operating Partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our Operating Partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our Advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to Affiliates

As of December 31, 2006, approximately $312,000 was payable to Triple Net Properties, primarily for reimbursement of insurance premiums.

5.	Minority Interest

In April 2006, we made an initial capital contribution to our Operating Partnership of $2,000 and our Advisor made an initial capital contribution of $200,000 to our Operating Partnership. We used the proceeds from the sale of shares of our common stock to our Advisor to make such capital contribution to our Operating Partnership. As of December 31, 2006, we owned a 1.0% general partnership interest in our Operating Partnership and our Advisor owned a 99.0% limited partnership interest.

6.	Stockholders’ (Deficit) Equity

Common Stock

In April 2006, our Advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. As such, as of December 31, 2006 and April 28, 2006, we had 20,200 and 200 shares, respectively, of our common stock outstanding.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Common Stock Held in Escrow

In connection with our Offering, we received subscriptions of 200,899 shares of our common stock, or $1,802,000, including shares sold to our executive officers and directors, our Dealer Manager, and our Advisor and its affiliates, at $10.00 per share as of December 31, 2006. On January 8, 2007, we raised the minimum offering and the funds held in escrow were released to us.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our Offering. No reinvestment of distributions were made for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases were made for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 20, 2006 and October 4, 2006, we granted 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share and is amortized on a straight-line basis. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of approximately $51,000 related to the restricted common stock grants for the period from April 28, 2006 (Date of Inception) through December 31, 2006, which is included in general and administrative on our accompanying consolidated statement of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2006, there was approximately $149,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted shares of common stock. The expense is expected to be realized over a weighted average period of approximately three years and nine months.

As of December 31, 2006, the fair value of the nonvested restricted shares of common stock was $160,000. A summary of the status of our shares of restricted common stock as of December 31, 2006, and changes for the period from April 28, 2006 (Date of Inception) through December 31, 2006, is presented below:

	Restricted	Weighted Average
	Common	Grant Date
	Stock	Fair Value

Balance — April 28, 2006	—
Granted	20,000	$10.00
Vested	(4,000)	$10.00
Forfeited	—	—

Balance — December 31, 2006	16,000	$10.00

Vested or expected to vest — December 31, 2006	16,000	$10.00

7.	Subordinated Participation Interest

Pursuant to our Agreement of Limited Partnership approved by our board of directors, upon termination of the Advisory Agreement, other than a termination by us for cause, our Advisor will be entitled to receive a distribution from our Operating Partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our Operating Partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our Operating Partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our Advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	General and Administrative Expenses

For the period from April 28, 2006 (Date of Inception) through December 31, 2006, general and administrative expenses of approximately $242,000 consisted of insurance premiums for directors’ and officers’ liability insurance of $68,000, directors’ fees of $55,000, restricted common stock compensation of $51,000 and professional and legal fees of $68,000.

Such expenses are subject to the operating expense reimbursement obligation of our Advisor as discussed in Note 4, Related Party Transactions — Operating Expenses.

9.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

			Period from
			April 28, 2006
	Quarters Ended		(Date of Inception)
	December 31,	September 30,	through
	2006	2006	June 30, 2006

Revenues	$—	$—	$—
Expenses	(192,112)	(49,659)	—

Net loss	$(192,112)	$(49,659)	$—

Loss per share — basic and diluted	$(46.10)	$(88.84)	$—

10.	Subsequent Events

Status of our Offering

As of January 8, 2007, excluding shares purchased by our executives officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 200,846 shares of our common stock, or $2,004,000, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for the acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11(File No. 333-133652, effective September 20, 2006) filed with the Securities and Exchange Commission. As of February 28, 2007, we had received and accepted subscriptions in our Offering for 722,689 shares of our common stock, or $7,197,000.

Unsecured Loan

On January 22, 2007, in connection with our acquisition of the 100% membership interests in NNN Southpointe, LLC and NNN Crawfordsville, LLC, we entered into an unsecured loan with NNN Realty Advisors evidenced by a promissory note in the principal amount of $7,500,000. The unsecured loan matures on July 22, 2007. The unsecured loan bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. NNN Realty Advisors is our Sponsor and therefore this loan is deemed a related party loan. The terms of this related party unsecured loan, were approved by our board of directors, including the majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Acquisitions

On January 22, 2007, we purchased a 100% membership interest in NNN Southpointe, LLC from NNN South Crawford Member, LLC, an indirect wholly-owned subsidiary of our Sponsor, for a total purchase price of $14,800,000. NNN Southpointe, LLC has a fee simple ownership interest in Southpointe Office Parke and Epler Parke I, or the Southpointe property, located in Indianapolis, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $9,146,000 on the property with LaSalle Bank, National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan (as described above) from NNN Realty Advisors. The balance was provided by funds raised through our initial public offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliates.

The $9,146,000 existing mortgage loan payable on the Southpointe property matures on September 1, 2016 and bears interest at a fixed rate of 6.113% per annum. Pursuant to our assumption of the mortgage loan payable, we are required to make monthly interest-only payments on the first day of each month through September 1, 2010. Beginning on October 1, 2010, we will be required to make principal and interest payments on the first day of each month until maturity. The mortgage loan provides for a default interest rate of an additional 5.0% per annum in an event of default and late charges in an amount equal to the lesser of (a) an additional 3.0% of the amount of any overdue payments or (b) the maximum amount permitted by applicable law, in addition to any default interest payments.

Since we acquired the NNN Southpointe, LLC membership interests from an indirect wholly-owned subsidiary of our Sponsor, an independent appraiser was engaged to value the property, the transaction was approved by the majority of our directors, including a majority of our independent directors and it was determined by a majority of our board of directors, including a majority of our independent directors that the transaction is fair and reasonable to us and at a price no greater than the cost of the investment to our Sponsor’s indirect wholly-owned subsidiary or the property’s appraised value.

On January 22, 2007, we purchased a 100% membership interest in NNN Crawfordsville, LLC from NNN South Crawford Member, LLC, for a total purchase price of $6,900,000. NNN Crawfordsville, LLC has a fee simple ownership interest in Crawfordsville Medical Office Park and Athens Surgery Center, or the Crawfordsville property, located in Crawfordsville, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan (as described above) from NNN Realty Advisors. The balance was provided by funds raised through our initial public offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliates

The $4,246,000 mortgage loan payable on the Crawfordsville property matures on October 1, 2016 and bears interest at a fixed rate of 6.123% per annum. Pursuant to our assumption of the mortgage loan payable, we are required to make monthly interest-only payments on the first day of each month through October 1, 2010. Beginning on November 1, 2010, we will be required to make principal and interest payments on the first day of each month until maturity. The mortgage loan provides for a default interest rate of an additional 5.0% per annum in an event of default and late charges in an amount equal to the lesser of (a) an additional 3.0% of the amount of any overdue payments or (b) the maximum amount permitted by applicable law, in addition to any default interest payments.

Since we acquired the NNN Crawfordsville, LLC membership interests from an indirect wholly-owned subsidiary of our Sponsor, an independent appraiser was engaged to value the property, the transaction was approved by the majority of our directors, including a majority of our independent directors and it was determined by a majority of our board of directors, including a majority of our independent directors that the transaction is fair and reasonable to us and at a price no greater than the cost of the investment to our Sponsor’s indirect wholly-owned subsidiary or the property’s appraised value.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the acquisitions of the Crawfordsville property and the Southpointe property, as of January 22, 2007, our leverage exceeds 300.0%. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the property during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

Proposed Property Acquisitions

In January 2007, our board of directors approved the acquisitions of: (i) the Gallery Professional Building located in St. Paul, Minnesota for a purchase price of $8,800,000, plus closing costs; and (ii) Lennox Office Park, Building G, located in Memphis, Tennessee for a purchase price of $18,500,000, plus closing costs, contingent upon raising sufficient financing and other conditions.

Appointment to the Audit committee

On January 17, 2007, Gary T. Wescombe accepted his appointment to the Audit Committee of our board of directors.

Distribution

Our board of directors approved a 6.5% per annum distribution to be paid to stockholders beginning on January 8, 2007, the date we reached our minimum offering. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007.

On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which will be paid in March 2007. Distributions are paid monthly.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN Healthcare/Office REIT, Inc.
(Registrant)

By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer
(principal executive officer)

Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer (principal executive officer)	March 2, 2007

/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer)	March 2, 2007

/s/ Maurice J. DeWald Maurice J. DeWald	Director	March 2, 2007

/s/ W. Bradley Blair, II W. Bradley Blair, II	Director	March 2, 2007

/s/ Warren D. Fix Warren D. Fix	Director	March 2, 2007

/s/ Gary T. Wescombe Gary T. Wescombe	Director	March 2, 2007

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1		Dealer Manager Agreement between NNN Healthcare/Office REIT, Inc. and NNN Capital Corp (included as Exhibit 1.1 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference).
1.2		Form of Participating Broker-Dealer Agreement (included as Appendix A to Exhibit 1.1)(included to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference).
3	.1*	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc.
3.2		Bylaws of Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference)
4.1		Form of Subscription Agreement (included as Appendix B to our Prospectus, filed on September 20, 2006 (File No. 333-133652) and incorporated herein by reference)
4.2		Distribution Reinvestment Plan (included as Appendix C to our Prospectus, filed on September 20, 2006 (File No. 333-133652) and incorporated herein by reference)
4.3		Share Repurchase Plan (included as to our Prospectus, filed on September 20, 2006 (File No. 333-133652) and incorporated herein by reference)
4.4		Escrow Agreement (included as Exhibit 4.4 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference).
10.1		Advisory Agreement among NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office Holdings, L.P., NNN Healthcare/Office Advisor, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference).
10.2		Agreement of Limited Partnership of NNN Healthcare/Office Holdings, L.P. (included as Exhibit 10.2 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference).
10	.3+	NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference)
10	.4+	Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to our Registration Statement on Form S-11, Amendment No. 6, filed on September 12, 2006 (File No. 333-133652) and incorporated herein by reference)
21	.1*	Subsidiaries of NNN Healthcare/Office REIT, Inc.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Compensatory plan or arrangement.