Form 10-Q
period 2007-03-31
NNN Healthcare/Office REIT, Inc.
filed 2007-05-14
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ___________

Commission File Number: 333-133652

NNN Healthcare/Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-4738467 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(714) 667-8252
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐     No ☑

As of April 30, 2007, there were 5,294,536 shares of common stock of NNN Healthcare/Office REIT, Inc. outstanding.

NNN Healthcare/Office REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$40,693,000	$-
Cash and cash equivalents	4,727,000	202,000
Accounts and other receivable, net	226,000	-
Accounts receivable due from affiliates	81,000	-
Restricted cash	1,697,000	-
Identified intangible assets, net	9,567,000	-
Other assets, net	626,000	183,000

Total assets	$57,617,000	$385,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgage loan payables	$31,410,000	$-
Accounts payable and accrued liabilities	1,089,000	62,000
Accounts payable due to affiliates	1,913,000	312,000
Security deposits and prepaid rent	148,000	-
Indentified intangible liabilities, net	114,000	-

Total liabilities	34,674,000	374,000
Commitments and contingencies (Note 8)
Minority interest of limited partner in Operating Partnership	200,000	200,000
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 2,679,584 and 20,200 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	27,000	-
Additional paid-in capital	23,627,000	53,000
Accumulated deficit	(911,000)	(242,000)

Total stockholders’ equity (deficit)	22,743,000	(189,000)

Total liabilities, minority interest and stockholders’ equity (deficit)	$57,617,000	$385,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007
(Unaudited)

Revenues:
Rental income	$742,000

Expenses:
Rental expenses	298,000
General and administrative	363,000
Depreciation and amortization	342,000

Total expenses	1,003,000

Loss before other income (expense)	(261,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs):
Interest expense related to note payable to affiliate	(71,000)
Interest expense related to mortgage loan payable	(201,000)
Interest and dividend income	1,000

Net loss	$(532,000)

Net loss per share — basic and diluted	$(0.73)

Weighted-average number of shares outstanding — basic and diluted	730,986

Distributions declared per common share	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2007
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity (Deficit)

BALANCE - December 31, 2006	20,200	$-	$53,000	$-	$(242,000)	$(189,000)
Issuance of common stock	2,657,591	27,000	26,525,000	-	-	26,552,000
Issuance of common stock under the DRIP	1,793	-	17,000	-	-	17,000
Amortization of nonvested common stock compensation	-	-	10,000	-	-	10,000
Offering costs	-	-	(2,978,000)	-	-	(2,978,000)
Distributions	-	-	-	-	(137,000)	(137,000)
Net loss	-	-	-	-	(532,000)	(532,000)

BALANCE - March 31, 2007	2,679,584	$27,000	$23,627,000	$-	$(911,000)	$22,743,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(532,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs)	355,000
Stock based compensation, net of forfeitures	10,000
Changes in operating assets and liabilities:
Accounts and other receivable, net	(190,000)
Accounts receivable due from affiliates	(36,000)
Other assets	(38,000)
Accounts payable and accrued liabilities	354,000
Accounts payable due to affiliates	130,000
Prepaid rent	(19,000)

Net cash provided by operating activities	34,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(18,364,000)
Capital expenditures	(4,000)
Restricted cash	(1,697,000)

Net cash used in investing activities	(20,065,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on unsecured note payable to affiliate	8,500,000
Payments on unsecured notes payable to affiliate	(8,500,000)
Proceeds from issuance of common stock	26,516,000
Payment of offering costs	(1,937,000)
Distributions	(23,000)

Net cash provided by financing activities	24,556,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,525,000
CASH AND CASH EQUIVALENTS - Beginning of period	202,000

CASH AND CASH EQUIVALENTS - End of period	$4,727,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$178,000
Income taxes	$1,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts receivable due from affiliates	$45,000
Other assets	$25,000
Mortgage loan payables	$31,410,000
Accounts payable and accrued liabilities	$575,000
Accrued closing costs due to affiliates	$40,000
Security deposits and prepaid rent	$167,000
Financing Activities:
Accrued deferred financing costs due to affiliates	$390,000
Issuance of common stock under the DRIP	$17,000
Distributions declared but not paid	$97,000
Accrued offering costs	$1,041,000
Receivable from transfer agent for issuance of common stock	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2007

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiaries, including NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore we consider that our date of inception, and are not presenting comparative information for the three months ended March 31, 2006. We intend to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of April 30, 2007, we had received and accepted subscriptions in our Offering for 5,263,509 shares of our common stock, or $52,517,000, excluding shares issued under the DRIP.

We will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, who is the managing member of our Advisor. The Advisory Agreement has a one-year term that expires in September 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

As of March 31, 2007, we had purchased four properties comprising 329,000 square feet of gross leasable area, or GLA.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our unaudited consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying unaudited consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Basis of Presentation

Our unaudited consolidated financial statements include our accounts and those of our Operating Partnership. We intend to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of March 31, 2007 and December 31, 2006, we owned a 99.99% and a 1.0%, respectively, general partnership interest therein. Our Advisor is a limited partner and as of March 31, 2007 and December 31, 2006, owned a 0.01% and a 99.9%, respectively, limited partnership interest therein. Our Advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Data

Our accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Allowance for Uncollectible Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowance for uncollectible accounts as of March 31, 2007 and December 31, 2006, was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Purchase Price Allocation

In accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net and below market lease values are included in identified intangible liabilities, net in the accompanying consolidated balance sheets and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Operating Properties

Operating properties are carried at the lower of fair market value or historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from three months to ten years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

extent the carrying amount exceeded the fair value of the property. There were no impairment losses recorded during the three months ended March 31, 2007.

Other Assets

Other assets consist primarily of deferred rent receivables, leasing commissions and deferred financing costs. Costs incurred for property leasing have been capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in the consolidated statement of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

Revenue Recognition

In accordance with SFAS No. 13, Accounting for Leases, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of March 31, 2007, we owned two consolidated properties located in Indiana which accounted for 38.0% of our total rental revenue, one consolidated property located in Minnesota which accounted for 20.5% of our total rental revenue and one consolidated property located in Tennessee which accounted for 41.5% of our total revenue. These rental revenues are based on contractual base rent from leases in effect as of March 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three months ended March 31, 2007, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Pfizer, Inc	$2,134,000	41.5%	Lenox Office Park, Building G	98,000	01/31/10

*  Annualized rental revenue is based on contractual base rent from leases in effect as of March 31, 2007.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of March 31, 2007 and December 31, 2006, our Advisor or Triple Net Properties have incurred $1,789,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of March 31, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions for a further discussion of these amounts during our offering stage.

Stock Compensation

We follow SFAS, No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 11, Stockholders’ Equity (Deficit) — 2006 Incentive Plan and Independent Directors Compensation Plan for a further discussion of grants under our 2006 Incentive Plan.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2007. We intend to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status in 2007, we will not benefit from the loss incurred in the year ended December 31, 2006.

Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of restricted common stock give rise to potentially dilutive shares of common stock.

For the three months ended March 31, 2007, we recorded a net loss of approximately $532,000. As of March 31, 2007, 16,000 shares of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

Segment Disclosure

We internally evaluate operations as one segment and therefore do not report segment information.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have any impact on our consolidated financial statements.

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

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Land	$6,481,000	$-
Building and improvements	34,328,000	-
Furniture and equipment	4,000	-

	40,813,000	-

Less: accumulated depreciation	(120,000)	-

	$40,693,000	$-

Depreciation expense for the three months ended March 31, 2007 was $120,000.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Acquisitions in 2007

Southpointe Office Parke and Epler Parke I – Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has a fee simple ownership interest in Southpointe Office Parke and Epler Parke I, or the Southpointe property, located in Indianapolis, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Crawfordsville Medical Office Park and Athens Surgery Center – Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has a fee simple ownership interest in Crawfordsville Medical Office Park and Athens Surgery Center, or the Crawfordsville property, located in Crawfordsville, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

The Gallery Professional Building – St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a total purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, or the Gallery property, an eight-story medical office building located in downtown St. Paul, Minnesota. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from our Sponsor. The balance of the purchase price was provided by funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee of $264,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Lenox Office Park, Building G – Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a total purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan payable of $12,000,000 on the property with LaSalle. The balance of the purchase price was provided by funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee of $555,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Affiliate Transactions

Since we acquired the NNN Southpointe, LLC, NNN Crawfordsville, LLC, NNN Gallery Medical, LLC, NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC membership interests from affiliates, an independent appraiser was engaged to value the properties, the transactions were approved and determined by

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

a majority of our board of directors, including a majority of our independent directors as fair and reasonable to us, and at prices no greater than the cost of the investments to our affiliate or the properties’ appraised values.

Leverage

As a result of the acquisitions of each of the Crawfordsville property, the Southpointe property, the Gallery property and the Lenox property, on each of the acquisition dates, our leverage exceeded 300.0%. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of May 14, 2007, our leverage does not exceed 300.0%. We may exceed our charter’s leverage guidelines again during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

Potential Property Acquisitions

On March 23, 2007, our board of directors approved the acquisition of Yorktown Medical Center and Shakerag Medical Center located in Fayette County, Georgia, which we refer to collectively as the Fayette property. On May 2, 2007, we purchased the Fayette property from an unaffiliated third party for a purchase price of $21,500,000, plus closing costs. See Note 14, Subsequent Events — Property Acquisitions.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

In place leases, net of accumulated amortization of $169,000 and $0 as of March 31, 2007 and December 31, 2006, respectively, (with a weighted-average life of 42 months as of March 31, 2007).	$4,112,000	$-
Above market leases, net of accumulated amortization of $7,000 and $0 as of March 31, 2007 and December 31, 2006, respectively, (with a weighted-average life of 37 months as of March 31, 2007).	83,000	-
Tenant relationships, net of accumulated amortization of $53,000 and $0 as of March 31, 2007 and December 31, 2006, respectively, (with a weighted-average life of 109 months as of March 31, 2007).	5,372,000	-

	$9,567,000	$-

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2007 was $229,000, which included $7,000 of amortization recorded against revenue for above market leases.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization expense on the identified intangible assets as of March 31, 2007 for the nine months ended December 31, 2007 and each of next four years ended December 31, is as follows:

Year	Amount

2007	$1,902,000
2008	$2,055,000
2009	$1,864,000
2010	$1,062,000
2011	$594,000

5.	Other Assets

Other assets consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Deferred financing costs, net of accumulated amortization of $4,000 and $0 as of March 31, 2007 and December 31, 2006, respectively	$389,000	$3,000
Deferred rent receivable	6,000	-
Lease commissions, net of accumulated amortization of $0 as of March 31, 2007 and December 31, 2006	13,000	-
Prepaid expenses and deposits	218,000	180,000

	$626,000	$183,000

Amortization expense recorded on deferred financing costs and lease commissions was $4,000 for the three months ended March 31, 2007.

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $31,410,000 and $0 as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, we had four fixed rate mortgage loans with a weighted-average effective interest rate of 5.96% per annum. As of March 31, 2007, our mortgage loans have interest-only monthly payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of March 31, 2007, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of March 31, 2007 and December 31, 2006:

			Mortgage	Mortgage
	Interest	Maturity	Loan Payables as of	Loan Payables as of
Property	Rate	Date	March 31, 2007	December 31, 2006

Souhtpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$-
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/1/2016	4,264,000	-
The Gallery Professional Building	5.76	3/1/2017	6,000,000	-
Lenox Office Park, Building G	5.88	2/1/2017	12,000,000	-

			$31,410,000	$-

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Unsecured Note Payables to Affiliate

On January 22, 2007 and March 9, 2007, we entered into unsecured notes with NNN Realty Advisors, evidenced by unsecured promissory notes in the principal amounts of $7,500,000 and $1,000,000, respectively. The unsecured notes provided for maturity dates of July 22, 2007 and September 9, 2007, respectively. The $7,500,000 and $1,000,000 unsecured notes bore interest at a fixed rate of 6.86% and 6.84% per annum, respectively, and required monthly interest-only payments for the terms of the unsecured notes. The unsecured notes provided for default interest rates in an event of default equal to 8.86% and 8.84% per annum, respectively. Because these loans were related party loans, the terms of the loans and the unsecured notes, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. On March 28, 2007, we repaid all outstanding principal and accrued interest on both unsecured notes.

7.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Below market leases, net of accumulated amortization of $4,000 and $0 as of March 31, 2007 and December 31, 2006, respectively, (with a weighted-average life of 43 months as of March 31, 2007).	$114,000	$-

	$114,000	$-

Amortization expense recorded on the identified intangible liabilities for the three months ended March 31, 2007 was $4,000, which is recorded to revenue on the consolidated statement of operations.

8.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Organizational, Offering and Related Expenses

As of March 31, 2007 and December 31, 2006, our Advisor or Triple Net Properties have incurred $1,789,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of March 31, 2007. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 2, Summary of Significant Accounting Policies — Organizational, Offering and Related Expenses for a further discussion.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent director are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, our Dealer Manager, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regard to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. We incurred selling commissions of $1,826,000 to our Dealer Manager for the three months ended March 31, 2007. Such commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursement

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering and may re-allow up to 1.5% of gross offering proceeds to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds for bona fide due diligence expenses and may re-allow up to 0.5% of gross offering proceeds to participating broker-dealers. We incurred $753,000 to our Dealer Manager or its affiliates for marketing support fees and due diligence expense reimbursements for the three months ended March 31, 2007. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. We incurred $399,000 to our Advisor or Triple Net Properties for the three months ended March 31, 2007 for other organizational and offering expenses. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended March 31, 2007, we incurred $1,470,000 in acquisition fees to our Advisor or its affiliates.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended March 31, 2007, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended March 31, 2007, we incurred $59,000 in asset management fees to our Advisor or its affiliates, which is included in general and administrative in the accompanying consolidated statement of operations.

Property Management Fees

Our Advisor or its affiliates will be paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our Advisor or its affiliates, our Advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended March 31, 2007, we incurred $29,000 to our Advisor or its affiliates, which is included in rental expenses in the accompanying consolidated statement of operations.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the three months ended March 31, 2007, Triple Net Properties incurred $19,000 on our behalf, which is included in general and administrative in the accompanying consolidated statement of operations.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2007, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our Advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended March 31, 2007, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our Advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended March 31, 2007, we did not incur such distributions.

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

Accounts Receivable Due from Affiliates

As of March 31, 2007 and December 31, 2006, $81,000 and $0, respectively, was due from an affiliate, primarily for reimbursement of tenant rents and common area maintenance collected on our behalf by Triple Net Properties.

Accounts Payable Due to Affiliates

As of March 31, 2007, $331,000, $399,000 and $85,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively. As of December 31, 2006, $312,000 was payable to Triple Net Properties for operating expenses.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

As of March 31, 2007 and December 31, 2006, $557,000 and $0, respectively, was payable to NNN Capital Corp. for the payment of selling commissions.

As of March 31, 2007 and December 31, 2006, $88,000 and $0, respectively, was payable to Realty for asset and property management fees.

As of March 31, 2007 and December 31, 2006, $453,000 and $0, respectively, was payable to our Advisor or affiliates for closing costs and loan fees incurred in connection with the acquisition of our properties.

10.	Minority Interest

As of March 31, 2007 and December 31, 2006, we owned a 99.99% and a 1.0%, respectively, general partnership interest in our Operating Partnership and our Advisor owned a 0.01% and a 99.0%, respectively, limited partnership interest. As such, for the three months ended March 31, 2007, 0.01% of the losses at our Operating Partnership are allocated to minority interest.

11.	Stockholders’ Equity (Deficit)

Common Stock

In April 2006, our Advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. Through March 31, 2007, we issued 2,657,591 shares in connection with our Offering and 1,793 shares under the DRIP. As of March 31, 2007 and December 31, 2006, we had 2,679,584 and 20,200 shares of common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of March 31, 2007 and December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of common stock for sale pursuant to the DRIP in our Offering. As of and for the three months ended March 31, 2007, $17,000 in distributions were reinvested and 1,793 shares were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. As of March 31, 2007 and December 31, 2006, no share repurchases had been made.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2006 Incentive Plan and Independent Directors Compensation Plan

Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares.

On September 20, 2006 and October 4, 2006, we granted 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of approximately $10,000 related to the restricted common stock grants for the three months ended March 31, 2007, which is included in general and administrative on our accompanying consolidated statement of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2007 and December 31, 2006, there was approximately $139,000 and $149,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. The expense is expected to be realized over a weighted average period of 3 1/2 years.

As of March 31, 2007 and December 31, 2006, the fair value of the nonvested shares of restricted common stock was $160,000. A summary of the status of our shares of restricted common stock as of March 31, 2007 and December 31, 2006, and changes for the three months ended March 31, 2007 is presented below:

	Restricted	Weighted Average
	Common	Grant Date
	Stock	Fair Value

Balance — December 31, 2006	16,000	$10.00
Granted	-	-
Vested	-	-
Forfeited	-	-

Balance — March 31, 2007	16,000	$10.00

Vested or expected to vest — March 31, 2007	16,000	$10.00

12.	Subordinated Participation Interest

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

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

13.	Business Combinations

As of and for the three months ended March 31, 2007, we completed the acquisition of four wholly-owned properties, adding a total of approximately 329,000 square feet of GLA to our property portfolio. We purchased the Southpointe property and the Crawfordsville property on January, 22, 2007, the Gallery property on March 9, 2007 and the Lenox property on March 23, 2007. Results of operations for the properties are reflected in our consolidated statement of operations for the three months ended March 31, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the four consolidated properties was $49,000,000, plus closing costs of $1,486,000, of which $39,910,000 was initially financed with mortgage debt and unsecured note payables to an affiliate.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of March 31, 2007 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming all of the acquisitions discussed above had occurred April 28, 2006 (Date of Inception), pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $1,857,000, $(573,000) and $(0.78), respectively, for the three months ended March 31, 2007. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

14.	Subsequent Events

Status of our Offering

As of April 30, we had received and accepted subscriptions in our Offering for 5,263,509 shares of our common stock, or $52,517,000, excluding shares issued under the DRIP.

Property Acquisitions

Commons V

On April 5, 2007, our board of directors approved the acquisition of the Commons V Medical Office Building, or Commons V. Commons V is a three-story multi-tenant medical office building centrally located in Naples, Florida. On April 24, 2007, we acquired the Commons V property for a purchase price of $14,100,000, plus closing costs, from an unaffiliated third party. We financed the purchase using funds raised through our Offering. We paid our Advisor and its affiliate an acquisition fee of $423,000, or 3.0% of the purchase price, in connection with the acquisition.

Fayette property

On May 2, 2007, we acquired the Fayette property from an unaffiliated third party for a purchase price of $21,500,000, plus closing costs. In connection with the purchase, we obtained a $13,530,000 fixed-rate, 5.52% per annum first mortgage from Wachovia Bank, National Association, or Wachovia. We paid our Advisor and its affiliate an acquisition fee of $645,000, or 3.0% of the purchase price.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Potential Property Acquisitions

Thunderbird Medical Plaza

On April 5, 2007, our board of directors also approved the acquisition of Thunderbird Medical Plaza. Thunderbird Medical Plaza is a multi-tenant, three building portfolio located in Glendale, Arizona. On May 11, 2007, NNN Healthcare/Office REIT Thunderbird Medical, LLC, our wholly owned subsidiary, entered into an assignment agreement with Triple Net Properties. Pursuant to the assignment agreement, we were assigned all rights, title and interest as the purchaser in a purchase and sale agreement between Triple Net Properties and an unaffiliated third party for the purchase and sale of Thunderbird Medical Plaza for a purchase price of $25,000,000, plus closing costs. We intend to finance the purchase price using a combination of debt financing consisting of a $10,000,000 loan from Wachovia secured by Commons V (see Commons V Permanent Financing below) and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $758,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate closing to occur on May 15, 2007 pursuant to the terms of the purchase and sale agreement, however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Thunderbird Medical Plaza.

Triumph Hospital Portfolio

On April 5, 2007, our board of directors also approved the acquisition of Triumph Hospital Northwest and Triumph Hospital Southwest, which we collectively refer to as the Triumph Hospital Portfolio. The Triumph Hospital Portfolio is located in suburban Houston, Texas. We anticipate purchasing the Triumph Hospital Portfolio for a purchase price of $36,500,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $1,095,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2007.

Appointment of New Director

On April 12, 2007, our board of directors appointed Larry L. Mathis to serve as an independent director on our board of directors. Pursuant to Mr. Mathis’ appointment to our board of directors, we granted him 5,000 shares of restricted common stock, of which 20.0% vested on the grant date, April 12, 2007, and 20.0% will vest on each of the first four anniversaries of the date of grant.

Commons V Permanent Financing

On May 14, 2007, we entered into a secured loan with Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The promissory note is secured by the Commons V property and a mortgage, security agreement and fixture filing. The loan matures on June 11, 2017 and bears interest at a fixed rate of 5.54% per annum. The loan requires monthly interest-only payments for the first year and principal and interest payments thereafter until maturity. We anticipate that net cash proceeds from the secured loan will be used to fund the Thunderbird Medical Plaza property acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiaries, including NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2007, together with our results of operations for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007.

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

Overview and Background

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore we consider that our date of inception, and are not presenting comparative information for the three months ended March 31, 2006. We intend to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or its affiliates did not count toward the minimum offering. As of April 30, 2007, we had received and accepted subscriptions in our Offering for 5,263,509 shares of our common stock, or $52,517,000, excluding shares issued under the DRIP.

We will conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, the managing member of our Advisor. The Advisory Agreement has a one year term that expires in September 2007, and is subject to successive one-year renewals. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

As of March 31, 2007, we had purchased four properties comprising 329,000 square feet of gross leasable area, or GLA.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have any impact on our consolidated financial statements.

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

Acquisitions in 2007

Southpointe Office Parke and Epler Parke I – Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has a fee simple ownership interest in Southpointe Office Parke and Epler Parke I, or the Southpointe property, located in Indianapolis, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Crawfordsville Medical Office Park and Athens Surgery Center – Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has a fee simple ownership interest in Crawfordsville Medical Office Park and Athens Surgery Center, or the Crawfordsville property, located in Crawfordsville, Indiana. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

The Gallery Professional Building – St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a total purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, or the Gallery property, an eight-story medical office building located in downtown St. Paul, Minnesota. We primarily financed the purchase price of the property through the assumption of an existing mortgage loan payable of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from our Sponsor. The balance of the purchase price was provided by funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee of $264,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Lenox Office Park, Building G – Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a total purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan payable of $12,000,000 on the property with LaSalle. The balance of the purchase price was provided by funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee of $555,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Affiliate Transactions

Since we acquired the NNN Southpointe, LLC, NNN Crawfordsville, LLC, NNN Gallery Medical, LLC, NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC membership interests from affiliates, an independent appraiser was engaged to value the properties, the transactions were approved and determined by a majority of our board of directors, including a majority of our independent directors as fair and reasonable to us, and at prices no greater than the cost of the investments to our affiliate or the properties’ appraised values.

Leverage

As a result of the acquisitions of each of the Crawfordsville property, the Southpointe property, the Gallery property and the Lenox property, on each of the acquisition dates, our leverage exceeded 300.0%. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the property during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of May 14, 2007, our leverage does not exceed 300.0%. We may exceed our charter’s leverage guidelines again during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

Factors Which May Influence Results of Operations

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of March 31, 2007, our consolidated properties were 87.1% leased. 8.1% of the leased GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, our failure to comply could result in fees, fines, penalties or administrative remedies against us.

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of properties.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors.

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

We were initially capitalized on April 28, 2006, and therefore we consider that our date of inception, and are not presenting comparative information for the three months ended March 31, 2006.

For the three months ended March 31, 2007, we had a net loss of $532,000, or $0.73 per share, due to revenue of $742,000, offset by rental expenses of $298,000, general and administrative expenses of $363,000, depreciation and amortization of $342,000 and interest expense of $272,000. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

For the three months ended March 31, 2007, revenue was comprised of $742,000 in rental income. Revenue relates to rental income at the Southpointe property and the Crawfordsville property for approximately two months, at the Gallery property for 23 days and at the Lenox property for nine days.

For the three months ended March 31, 2007, rental expense was comprised of rental expense at the Southpointe property and the Crawfordsville property for approximately two months, at the Gallery property for 23 days and at the Lenox property for nine days. Rental expense is primarily comprised of property taxes, maintenance, onsite payroll and utilities.

For the three months ended March 31, 2007, depreciation and amortization expense was comprised primarily of depreciation on the properties of $120,000 and amortization of identified intangible assets of $222,000. Depreciation and amortization is calculated based on our depreciation and amortization policies as set forth in our 2006 Annual Report on Form 10-K, as filed with the SEC.

For the three months ended March 31, 2007, interest expense was related to interest expense primarily on our four mortgage loan payables with LaSalle, interest expense on the unsecured note payables to NNN Realty Advisors and amortization of loan fees associated with acquiring the mortgage loan payables that are being amortized to interest expense over the terms of the related mortgage note payables. For the three months ended March 31, 2007, interest expense consisted of $197,000 and $71,000, with LaSalle and NNN Realty Advisors, respectively, and amortization expense of loan fees of $4,000.

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowings, and the net proceeds of our Offering. However, there may be a delay between the sale of our shares and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We currently anticipate that we will require up to $1,790,000 for the next 12 months for capital expenditures. We have reserves with lenders for such capital expenditures of $633,000 as of March 31, 2007. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in our Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Cash Flows

Cash flows from operating activities for the three months ended March 31, 2007 were $34,000. Such cash flows related primarily to operations from the properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties and have a full year of operations.

Cash flows used in investing activities for the three months ended March 31, 2007 were $20,065,000. Such cash flows related primarily to the acquisition, including closing costs, of the Crawfordsville property and the Southpointe property on January 22, 2007 in the amount of $8,797,000, the Gallery property on March 9, 2007 in the amount of $3,044,000 and the Lenox property on March 23, 2007 in the amount of $6,523,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the three months ended March 31, 2007 were $24,556,000. Such cash flows related primarily to funds raised from investors in the amount of $26,516,000, partially offset by offering costs of $1,937,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code.

We paid our first monthly distribution on February 15, 2007 for the period ended January 31, 2007.

On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which was paid in March 2007. Distributions are paid monthly.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders.

For the three months ended March 31, 2007, we paid distributions of $23,000 from cash flow from operations of $34,000 for the period. However, as of March 31, 2007, we owed $331,000 to our Advisor and its affiliates for operating expenses. Our Advisor and its affiliates have no obligations to defer or forgive amounts due to them, and if our Advisor or its affiliates had required such amounts to be paid, our cash flow from operations would have been negative. In the future, if our Advisor or its affiliates do not defer or forgive amounts due to them and if such amounts exceed our cash flow from operations plus the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We have not paid distributions with funds from operations, or FFO. For the three months ended March 31, 2007, our FFO was $(190,000). See our disclosure regarding FFO below.

Capital Resources

Financing

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

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. As a result of each of the acquisitions of the Crawfordsville property, the Southpointe property, the Gallery property and the Lenox property, on each of the acquisition dates, our leverage exceeded 300.0%. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with the acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of May 14, 2007, our leverage does not exceed 300.0%. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

Mortgage Loan Payables

Mortgage loan payables were $31,410,000 and $0 as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, we had four fixed rate mortgage loans with a weighted-average effective interest rate of 5.96% per annum. As of March 31, 2007, our mortgage loans have interest-only monthly payments.

Mortgage loan payables consisted of the following as of March 31, 2007 and December 31, 2006:

			Mortgage	Mortgage
	Interest	Maturity	Loan Payable as of	Loan Payable as of
Property	Rate	Date	March 31, 2007	December 31, 2006

Souhtpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$-
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/1/2016	4,264,000	-
The Gallery Professional Building	5.76	3/1/2017	6,000,000	-
Lenox Office Park, Building G	5.88	2/1/2017	12,000,000	-

			$31,410,000	$-

Unsecured Note Payables to Affiliate

On January 22, 2007 and March 9, 2007, we entered into unsecured notes with NNN Realty Advisors, evidenced by unsecured promissory notes in the principal amounts of $7,500,000 and $1,000,000, respectively. The unsecured notes provided for maturity dates of July 22, 2007 and September 9, 2007, respectively. The $7,500,000 and $1,000,000 unsecured notes bore interest at fixed rates of 6.86% and 6.84% per annum, respectively, and required monthly interest-only payments for the terms of the unsecured notes. The unsecured notes provided for default interest rates in an event of default equal to 8.86% and 8.84% per annum, respectively. Because these loans were related party loans, the terms of the loans and the unsecured notes, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. On March 28, 2007, we repaid all outstanding principal and accrued interest on both unsecured notes.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of March 31, 2007 and December 31, 2006, our Advisor or its affiliates have incurred $1,789,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of March 31, 2007. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest on outstanding indebtedness. As of March 31, 2007, we had four mortgage loan payables outstanding secured by our properties, in the principal amount of $31,410,000. As of March 31, 2007, the weighted-average interest rate on our outstanding debt was 5.96% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables as of March 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — fixed rate debt	$-	$-	$-	$31,410,000	$31,410,000
Interest payments — fixed rate debt	1,598,000	3,743,000	3,733,000	8,755,000	17,829,000

Total	$1,598,000	$3,743,000	$3,733,000	$40,165,000	$49,239,000

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations

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

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. FFO is not equivalent to our net income or loss as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO which it believes more accurately reflects the operating performance of a REIT such as us.

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

The following is the calculation of FFO for the three months ended March 31, 2007:

For the Three Months Ended
March 31, 2007

Net loss	$(532,000)
Add:
Depreciation and amortization — consolidated properties	342,000

FFO	$(190,000)

Weighted average common shares outstanding — basic and diluted	730,986

Subsequent Events

Status of our Offering

As of April 30, 2007, we had received and accepted subscriptions in our Offering for 5,263,509 shares of our common stock, or $52,517,000, excluding shares issued under the DRIP.

Property Acquisitions

Commons V

On April 5, 2007, our board of directors approved the acquisition of the Commons V Medical Office Building, or Commons V. Commons V is a three-story multi-tenant medical office building centrally located in Naples, Florida. On April 24, 2007, we acquired the Commons V property for a purchase price of $14,100,000, plus closing costs, from an unaffiliated third party. We financed the purchase using funds raised through our Offering. We paid our Advisor and its affiliate an acquisition fee of $423,000, or 3.0% of the purchase price, in connection with the acquisition.

Fayette property

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center located in Fayette County, Georgia, which we refer to collectively as the Fayette property, from an unaffiliated third party for a purchase price of $21,500,000, plus closing costs. In connection with the purchase, we obtained a $13,530,000 fixed-rate, 5.52% per annum first mortgage from Wachovia Bank, National Association, or Wachovia. We paid our Advisor and its affiliate an acquisition fee of $645,000, or 3.0% of the purchase price.

Potential Property Acquisitions

Thunderbird Medical Plaza

On April 5, 2007, our board of directors also approved the acquisition of Thunderbird Medical Plaza. Thunderbird Medical Plaza is a multi-tenant, three building portfolio located in Glendale, Arizona. On May 11, 2007, NNN Healthcare/Office REIT Thunderbird Medical, LLC, our wholly owned subsidiary, entered into an assignment agreement with Triple Net Properties. Pursuant to the assignment agreement, we were assigned all rights, title and interest as the purchaser in a purchase and sale agreement between Triple Net Properties and an unaffiliated third party for the purchase and sale of Thunderbird Medical Plaza for a purchase price of $25,000,000, plus closing costs. We intend to finance the purchase price using a combination of debt financing consisting of a $10,000,000 loan from Wachovia secured by Commons V (see Commons V Permanent Financing below) and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $758,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate closing to occur on May 15, 2007 pursuant to the terms of the purchase and sale agreement, however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Thunderbird Medical Plaza.

Triumph Hospital Portfolio

On April 5, 2007, our board of directors also approved the acquisition of Triumph Hospital Northwest and Triumph Hospital Southwest, which we collectively refer to as the Triumph Hospital Portfolio. The Triumph Hospital Portfolio is located in suburban Houston, Texas. We anticipate purchasing the Triumph Hospital Portfolio for a purchase price of $36,500,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $1,095,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2007.

Appointment of New Director

On April 12, 2007, our board of directors appointed Larry L. Mathis to serve as an independent director on our board of directors. Pursuant to Mr. Mathis’ appointment to our board of directors, we granted him 5,000 shares of restricted common stock, of which 20.0% vested on the grant date, April 12, 2007, and 20.0% will vest on each of the first four anniversaries of the date of grant.

Commons V Permanent Financing

On May 14, 2007, we entered into a secured loan with Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The promissory note is secured by the Commons V property and a mortgage, security agreement and fixture filing. The loan matures on June 11, 2017 and bears interest at a fixed rate of 5.54% per annum. The loan requires monthly interest-only payments for the first year and principal and interest payments thereafter until maturity. We anticipate that net cash proceeds from the secured loan will be used to fund the Thunderbird Medical Plaza property acquisition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, we had not commenced real estate operations and therefore had limited exposure to financial market risks. During the three months ended March 31, 2007, we assumed four fixed rate mortgage loan payables in connection with the acquisition of our four properties.

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

In addition to changes in interest rates, the value of our properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$-	$-	$-	$-	$-	$31,410,000	$31,410,000	$31,410,000
Weighted-average interest rate on maturing debt	-	-	-	-	-	5.96%	5.96%	-

The weighted-average interest rate of our mortgage loan payables as of March 31, 2007 was 5.96% per annum. As of March 31, 2007, our mortgage debt consisted of four mortgage loan payables in the principal amount of $31,410,000.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

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

As of March 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our initial public offering in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our DRIP for $9.50 per share aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, which was declared effective by the SEC on September 20, 2006. The offering will terminate no later than September 20, 2008.

As of March 31, 2007, we had received and accepted subscriptions for 2,657,591 shares of our common stock, or $26,552,000. We had also received $17,000 in proceeds from the sale of 1,793 shares pursuant to the DRIP.

As of March 31, 2007, we have incurred marketing support fees of $663,000, selling commissions of $1,826,000 and due diligence expense reimbursements of $90,000. We have also incurred organizational and offering expenses of $399,000. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed from the gross proceeds of our Offering.

As of March 31, 2007, we have used $18,364,000 in offering proceeds to purchase our four properties and repay debt incurred in connection with such acquisitions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN Healthcare/Office REIT, Inc.

(Registrant)

May 14, 2007	By:	/s/ SCOTT D. PETERS
Date		Scott D. Peters Chief Executive Officer (principal executive officer)

May 14, 2007	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
3.2	Bylaws of Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference).
10.1	Membership Interest Purchase and Sale Agreement by and between NNN South Crawford Member, LLC, NNN Southpointe, LLC and NNN Healthcare/ Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.2	Membership Interest Assignment Agreement by and between NNN South Crawford Member, LLC, and NNN Healthcare/ Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.3	Membership Interest Purchase and Sale Agreement by and between NNN South Crawford Member, LLC, NNN Crawfordsville, LLC and NNN Healthcare/ Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.4	Membership Interest Assignment Agreement by and between NNN South Crawford Member, LLC, and NNN Healthcare/ Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.5	Consent to Transfer and Agreement by and among NNN South Crawford Member, LLC, NNN Southpointe, LLC, NNN Healthcare/ Office REIT Holdings, L.P., Triple Net Properties, LLC and LaSalle Bank National Association, dated January 22, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.6	Consent to Transfer and Agreement by and among NNN South Crawford Member, LLC, NNN Crawfordsville, LLC, NNN Healthcare/ Office REIT Holdings, L.P., Triple Net Properties, LLC and LaSalle Bank National Association, dated January 22, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.7	Promissory Note issued by NNN Healthcare/ Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. dated January 22, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.8	Form of Indemnification agreement executed by W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Gary T. Wescombe, Scott D. Peters, Danny Prosky, Andrea R. Biller, Shannon K S Johnson and Larry L. Mathis (included as Exhibit 10.1 to our form 8-K filed on March 5, 2007 and incorporated herein by reference).
10.9	Membership Interest Purchase and Sale Agreement by and between NNN Gallery Medical Member, LLC, NNN Gallery Medical, LLC and NNN Healthcare/ Office REIT Holdings, L.P. dated March 9, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.10	Membership Interest Assignment Agreement by and between NNN Gallery Medical Member, LLC, and NNN Healthcare/ Office REIT Holdings, L.P. dated March 9, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.11	Mortgage, Security Agreement and Fixture Filing by and between NNN Gallery Medical, LLC, and LaSalle Bank National Association, dated February 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.12	Secured Promissory Note by and between NNN Gallery Medical, LLC and LaSalle Bank National Association, dated March 9, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.13	Unsecured Promissory Note by and between NNN Healthcare/ Office REIT Holdings, L.P., and NNN Realty Advisors, Inc., dated March 9, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference).

10.14	Consent to Transfer and Agreement by and among NNN Gallery Medical, LLC, NNN Healthcare/ Office REIT Holdings, L.P., NNN Gallery Medical Member, LLC, NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated March 9, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.15	Membership Interest Purchase and Sale Agreement by and between NNN Lenox Medical Member, LLC, Triple Net Properties, LLC, NNN Lenox Medical, LLC, NNN Lenox Medical Land, LLC and NNN Healthcare/ Office REIT Holdings, L.P., dated March 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.16	Membership Interest Assignment Agreement by and between NNN Lenox Medical Member, LLC, and NNN Healthcare/ Office REIT Holdings, L.P., dated March 23, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.17	Membership Interest Assignment Agreement by and between Triple Net Properties, LLC, and NNN Healthcare/Office REIT Holdings, L.P., dated March 23, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.18	Consent to Transfer and Assignment by and among NNN Lenox Medical, LLC, NNN Healthcare/ Office REIT Holdings, L.P., NNN Lenox Medical Member, LLC, NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated March 23, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.19	Secured Promissory Note by and between NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.20	Deed of Trust, Security Agreement and Fixtures Filings by and among NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.21	Guaranty by and among NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.7 to our form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.22	Guaranty (Securities Laws) by and among LaSalle Bank National Association and NNN Realty Advisors, Inc., dated January 2, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.23	Hazardous Substances Indemnification Agreement by and among NNN Lenox Medical, LLC, Triple Net Properties, LLC, and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.24	Assignment of Leases and Rents by and among NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.