Form 10-Q
period 2007-06-30
NNN Healthcare/Office REIT, Inc.
filed 2007-08-10
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

  Commission File Number: 333-133652

NNN Healthcare/Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☑

  As of July 31, 2007, there were 12,260,953 shares of common stock of NNN Healthcare/Office REIT, Inc. outstanding.

NNN Healthcare/Office REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 (Unaudited), for the Period from April 28, 2006 (Date of Inception) through June 30, 2006 (Unaudited) and for the Six Months Ended June 30, 2007 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (Unaudited) and for the Period from April 28, 2006 (Date of Inception) through June 30, 2006 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
Item 4T.	Controls and Procedures	38

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN Healthcare/Office REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$127,273,000	$-
Cash and cash equivalents	10,754,000	202,000
Accounts and other receivable, net	682,000	-
Restricted cash	3,352,000	-
Identified intangible assets, net	22,719,000	-
Other assets, net	938,000	183,000

Total assets	$165,718,000	$385,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgage loan payables	$68,940,000	$-
Accounts payable and accrued liabilities	2,322,000	62,000
Accounts payable due to affiliates	2,119,000	312,000
Security deposits and prepaid rent	567,000	-
Identified intangible liabilities, net	1,160,000	-

Total liabilities	75,108,000	374,000
Commitments and contingencies (Note 8)
Minority interest of limited partner in Operating Partnership	200,000	200,000
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 10,569,401 and 20,200 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	105,000	-
Additional paid-in capital	93,656,000	53,000
Accumulated deficit	(3,351,000)	(242,000)

Total stockholders’ equity (deficit)	90,410,000	(189,000)

Total liabilities, minority interest and stockholders’ equity (deficit)	$165,718,000	$385,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007, for the
Period from April 28, 2006 (Date of Inception) through June 30, 2006 and for the
Six Months Ended June 30, 2007
(Unaudited)

		Period from April
	Three Months	28, 2006 (Date of	Six Months
	Ended	Inception) through	Ended
	June 30,	June 30,	June 30,
	2007	2006	2007

Revenues:
Rental income	$3,183,000	$—	$3,924,000

Expenses:
Rental expenses	1,205,000	—	1,503,000
General and administrative	659,000	—	1,022,000
Depreciation and amortization	1,862,000	—	2,204,000

Total expenses	3,726,000	—	4,729,000

Loss before other income (expense)	(543,000)	—	(805,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs):
Interest expense related to note payables to affiliate	(6,000)	—	(77,000)
Interest expense related to mortgage loan payables	(738,000)	—	(939,000)
Interest and dividend income	84,000	—	85,000

Net loss	$(1,203,000)	$—	$(1,736,000)

Net loss per share — basic and diluted	$(0.18)	$—	$(0.46)

Weighted-average number of shares outstanding — basic and diluted	6,727,995	200	3,745,793

Distributions declared per common share	0.18	—	0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2007
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity (Deficit)

BALANCE - December 31, 2006	20,200	$-	$53,000	$-	$(242,000)	$(189,000)
Issuance of common stock	10,496,415	105,000	104,730,000	-	-	104,835,000
Issuance of vested and nonvested restricted common stock	17,500	-	35,000	-	-	35,000
Offering costs	-	-	(11,520,000)	-	-	(11,520,000)
Amortization of nonvested common stock compensation	-	-	23,000	-	-	23,000
Issuance of common stock under the
DRIP	35,286	-	335,000	-	-	335,000
Distributions	-	-	-	-	(1,373,000)	(1,373,000)
Net loss	-	-	-	-	(1,736,000)	(1,736,000)

BALANCE - June 30, 2007	10,569,401	$105,000	$93,656,000	$-	$(3,351,000)	$90,410,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and for the Period
from April 28, 2006 (Date of Inception) through June 30, 2006
(Unaudited)

		Period from April 28, 2006
	For the Six Months	(Date of Inception) through
	Ended June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,736,000)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and above/below market leases)	2,320,000	-
Stock based compensation, net of forfeitures	58,000	-
Changes in operating assets and liabilities:
Accounts and other receivable, net	(682,000)	-
Accounts receivable due from affiliates	45,000	-
Other assets	164,000	-
Accounts payable and accrued liabilities	602,000	-
Accounts payable due to affiliates	(379,000)	-
Prepaid rent	(4,000)	-

Net cash provided by operating activities	388,000	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(118,128,000)	-
Capital expenditures	(25,000)	-
Restricted cash	(3,352,000)	-

Net cash used in investing activities	(121,505,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	37,530,000	-
Borrowings on unsecured note payables to affiliate	12,500,000	-
Payments on unsecured note payables to affiliate	(12,500,000)	-
Proceeds from issuance of common stock	104,953,000	2,000
Minority interest countributions to our Operating Partnership	-	200,000
Security deposits and prepaid rent	12,000	-
Deferred financing costs	(585,000)	-
Payment of offering costs	(9,771,000)	-
Distributions	(470,000)	-

Net cash provided by financing activities	131,669,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,552,000	202,000
CASH AND CASH EQUIVALENTS - Beginning of period	202,000	-

CASH AND CASH EQUIVALENTS - End of period	$10,754,000	$202,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$37,000	$-
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts receivable due from affiliates	$45,000	$-
Other assets	$397,000	$-
Mortgage loan payables	$31,410,000	$-
Accounts payable and accrued liabilities	$936,000	$-
Accrued closing costs due to affiliates	$430,000	$-
Security deposits and prepaid rent	$559,000	$-
Financing Activities:
Issuance of common stock under the DRIP	$335,000	$-
Distributions declared but not paid	$568,000	$-
Accrued offering costs	$1,749,000	$-
Payable to transfer agent for issuance of common stock	$118,400	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiaries, including NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore we consider that our date of inception. We intend to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of July 31, 2007, we had received and accepted subscriptions in our Offering for 12,162,354 shares of our common stock, or $121,466,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, who is the managing member of our Advisor. The Advisory Agreement has a one-year term that expires on September 19, 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of June 30, 2007, we had purchased eight properties comprising 753,000 square feet of gross leasable area, or GLA.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our Operating Partnership. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of June 30, 2007 and December 31, 2006, we owned a 99.99% and 1.0%, respectively, general partnership interest therein. Our Advisor is a limited partner and as of June 30, 2007 and December 31, 2006, owned a 0.01% and 99.0%, respectively, limited partnership interest therein. Our Advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

 Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

 Allowance for Uncollectible Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of June 30, 2007

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

and December 31, 2006, no allowance for uncollectible accounts was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

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

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net and below market lease values are included in identified intangible liabilities, net in the accompanying condensed consolidated balance sheets and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.

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

 Operating Properties

Operating properties are carried at the lower of fair market value or historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from three months to 114 months. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. There were no impairment losses recorded during the three and six months ended June 30, 2007.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 Other Assets

Other assets consist primarily of deferred rent receivables, leasing commissions and deferred financing costs. Costs incurred for property leasing have been capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

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

 Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of June 30, 2007, we owned consolidated properties located in various states as follows:

			Percentage of
	State	2007 Annual Base	2007 Annual Base
Property	(Property Location)	Rent (*)	Rent

Southpointe Office Parke and Epler Parke I	IN	$1,385,000	10.7%
Crawfordsville Medical Office Park and Athens Surgery Center	IN	578,000	4.4%

Sub-total	IN	1,963,000	15.1%
The Gallery Professional Building	MN	1,063,000	8.2%
Lenox Office Park, Building G	TN	2,134,000	16.4%
Commons V Medical Office Building	FL	1,051,000	8.1%
Yorktown Medical Center and Shakerag Medical Center	GA	2,387,000	18.4%
Thunderbird Medical Plaza	AZ	1,814,000	13.9%
Triumph Hospital Northwest and Triumph Hospital Southwest	TX	2,584,000	19.9%

Totals		$12,996,000	100.0%

*	Annualized rental revenue is based on contractual base rent from leases in effect as of June 30, 2007.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

For the three and six months ended June 30, 2007, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Triumph Hospital	$2,584,000	19.9%	Triumph Hospital	151,000	02/28/13
			Northwest and
			Triumph Hospital
			Southwest
Pfizer, Inc.	$2,134,000	16.4%	Lenox Office	98,000	01/31/10
			Park, Building G

*	Annualized rental revenue is based on contractual base rent from leases in effect as of June 30, 2007.

 Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of June 30, 2007 and December 31, 2006, our Advisor or Triple Net Properties have incurred $1,181,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions for a further discussion of these amounts during our offering stage.

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

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of restricted common stock give rise to potentially dilutive shares of common stock.

For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we recorded a net loss of approximately $1,203,000 and $0, respectively. For the six months ended June 30, 2007, we recorded a net loss of approximately $1,736.000. As of June 30, 2007 and 2006, 30,000 and 0 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

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

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In June 2007, the American Institute of Certified Public Accountants, or the AICPA, issued Statement of Position, or SOP, 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-01. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-01 are effective for the first fiscal year beginning on January 1, 2008. We are currently evaluating SOP 07-01 and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Land	$21,023,000	$-
Building and improvements	107,145,000	-
Furniture and equipment	4,000	-

	128,172,000	-

Less: accumulated depreciation	(899,000)	-

	$127,273,000	$-

Depreciation expense for the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006 was $780,000 and $0, respectively, and for the six months ended June 30, 2007 was $900,000.

Acquisitions in 2007

 Affiliate Transactions

As a result of acquiring the NNN Southpointe, LLC, NNN Crawfordsville, LLC, NNN Gallery Medical, LLC, NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC membership interests from affiliates, as described below, an independent appraiser was engaged to value the properties and the transactions were approved and determined by a majority of our board of directors, including a majority of our independent directors, as fair and reasonable to us, and at prices no greater than the cost of the investments to our affiliate or the properties’ appraised values.

 Southpointe Office Parke and Epler Parke I – Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has a fee simple ownership interest in Southpointe Office Parke and Epler Parke I, or the Southpointe property, located in Indianapolis, Indiana. We primarily financed the purchase price through the assumption of an existing mortgage loan of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Crawfordsville Medical Office Park and Athens Surgery Center – Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has a fee simple ownership interest in Crawfordsville Medical Office Park and Athens Surgery Center, or the

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Crawfordsville property, located in Crawfordsville, Indiana. We primarily financed the purchase price through the assumption of an existing mortgage loan of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 The Gallery Professional Building – St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, or the Gallery property, located in downtown St. Paul, Minnesota. We primarily financed the purchase price through the assumption of an existing mortgage loan of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from our Sponsor. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $264,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Lenox Office Park, Building G – Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a total purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan of $12,000,000 on the property with LaSalle. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $555,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Commons V Medical Office Building – Naples, Florida

On April 24, 2007, we acquired Commons V Medical Office Building, or Commons V, located in Naples, Florida, from an unaffiliated third party, for a purchase price of $14,100,000, plus closing costs. We financed the purchase price using funds raised through our Offering. An acquisition fee of $423,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. In addition, a real estate commission of $300,000, or approximately 2.0% of the purchase price, was paid to Grubb & Ellis. On May 14, 2007, we entered into a loan, secured by the Commons V property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The proceeds from this loan were used to purchase the Thunderbird Medical Plaza as described below. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate – Mortgage Loan Payables for a further discussion.

 Yorktown Medical Center and Shakerag Medical Center – Fayetteville and Peachtree City, Georgia

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center, located in Fayetteville, Georgia and Peachtree City, Georgia, respectively, which we refer to collectively as the Peachtree property, for a total purchase price of $21,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price through a secured loan with Wachovia as evidenced by a promissory note in the principal amount of $13,530,000 and by funds raised through our Offering. An acquisition fee of $645,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate - Mortgage Loan Payables for a further discussion.

 Thunderbird Medical Plaza – Glendale, Arizona

On May 15, 2007, we acquired Thunderbird Medical Plaza in Glendale, Arizona from an unaffiliated third party for a total purchase price of $25,000,000, plus closing costs. Thunderbird Medical Plaza consists of real property located at 5422 and 5410 West Thunderbird Road, or T-Bird 5422/5410, and real property located at 5310 West

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Thunderbird Road, or T-Bird 5310, which we refer to collectively as the Thunderbird property. Of the total purchase price of $25,000,000, $11,500,000 was allocated to T-Bird 5422/5410 and $13,500,000 was allocated to T-Bird 5310. We financed the purchase price using a combination of $9,651,000 in net proceeds from the $10,000,000 loan from Wachovia secured by our Commons V property (described above) and funds raised through our Offering. An acquisition fee of $750,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. On June 8, 2007, we entered into a loan, secured by the Thunderbird property, with Wachovia, evidenced by a promissory note in the principal amount of $14,000,000. The proceeds from this loan were used to purchase Triumph Hospital Northwest and Triumph Hospital Southwest as described below. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate – Mortgage Loan Payables for a further discussion.

 Triumph Hospital Northwest and Triumph Hospital Southwest – Houston and Sugarland, Texas

On June 8, 2007, we acquired Triumph Hospital Northwest and Triumph Hospital Southwest, which we collectively refer to as the Triumph Hospital Portfolio, located in suburban Houston, Texas, for a total purchase price of $36,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $12,605,000 in net proceeds from the loan from Wachovia secured by the Thunderbird property (described above), $20,975,000 from funds raised through our Offering and the balance of $4,000,000 from an unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate - Unsecured Note Payables to Affiliate for a further discussion. An acquisition fee of $1,095,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Leverage

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with our first four acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of August 10, 2007, our leverage does not exceed 300.0%. We may, with a majority of our independent directors’ authority, exceed our charter’s leverage guidelines again during the early stages of our operations. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

 Proposed Acquisitions

 Gwinnett Professional Center – Lawrenceville, Georgia

On June 8, 2007, our board of directors approved the acquisition of the Gwinnett Professional Center, located in Lawrenceville, Georgia. On July 27, 2007, we purchased the Gwinnett Professional Center. See Note 14, Subsequent Events — Property Acquisitions.

 Kokomo Medical Office Park – Kokomo, Indiana

On June 8, 2007, our board of directors approved the acquisition of Kokomo Medical Office Park, located in Kokomo, Indiana. We anticipate purchasing the Kokomo Medical Office Park for a purchase price of $13,350,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $400,500, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

 St. Mary’s Physician Center – Long Beach, California

On June 8, 2007, our board of directors approved the acquisition of St. Mary’s Physicians Center, located in Long Beach, California. We anticipate purchasing the St. Mary’s Physicians Center for a purchase price of

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

$13,800,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of seller financed debt and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $414,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

In place leases, net of accumulated amortization of $822,000 and $0 as of June 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 54 months as of June 30, 2007).	$10,704,000	$-
Above market leases, net of accumulated amortization of $89,000 and $0 as of June 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 13 months as of June 30, 2007).	680,000	-
Tenant relationships, net of accumulated amortization of $368,000 and $0 as of June 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 106 months as of June 30, 2007).	11,335,000	-

	$22,719,000	$-

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006 was $1,163,000 and $0, respectively, which included $82,000 and $0, respectively, of amortization recorded against revenue for above market leases. Amortization expense recorded on the identified intangible assets for the six months ended June 30, 2007 was $1,391,000, which included $89,000 of amortization recorded against revenue for above market leases. Amortization expense on the identified intangible assets as of June 30, 2007 for the six months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$2,246,000
2008	$4,570,000
2009	$4,140,000
2010	$2,939,000
2011	$2,301,000
Thereafter	$6,523,000

5.	Other Assets

Other assets consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Deferred financing costs, net of accumulated amortization of $17,000 and $0 as of June 30, 2007 and December 31, 2006, respectively	$572,000	$3,000
Lease commissions, net of accumulated amortization of $1,000 and $0 as of June 30, 2007 and December 31, 2006, respectively	32,000	-
Deferred rent receivables	51,000	-
Prepaid expenses and deposits	283,000	180,000

	$938,000	$183,000

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization expense recorded on deferred financing costs and lease commissions for the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006 was $14,000 and $0, respectively, and for the six months ended June 30, 2007 was $18,000.

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

 Mortgage Loan Payables

Mortgage loan payables were $68,940,000 and $0 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we had seven fixed rate mortgage loans with a weighted-average effective interest rate of 5.75% per annum. As of June 30, 2007, our mortgage loans have interest-only monthly payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of June 30, 2007, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of June 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables	Loan Payables
	Interest	Maturity	as of	as of
Property	Rate	Date	June 30, 2007	December 31, 2006

Southpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$-
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/1/2016	4,264,000	-
The Gallery Professional Building	5.76	3/1/2017	6,000,000	-
Lenox Office Park, Building G	5.88	2/1/2017	12,000,000	-
Commons V Medical Office Building	5.54	6/11/2017	10,000,000	-
Yorktown Medical Center and Shakerag Medical Center	5.52	5/11/2017	13,530,000	-
Thunderbird Medical Plaza	5.67	6/11/2017	14,000,000	-

			$68,940,000	$-

 Unsecured Note Payables to Affiliate

On January 22, 2007 and March 9, 2007, we entered into unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes in the principal amounts of $7,500,000 and $1,000,000, respectively. The unsecured notes provided for maturity dates of July 22, 2007 and September 9, 2007, respectively. The $7,500,000 and $1,000,000 unsecured notes bore interest at a fixed rate of 6.86% and 6.84% per annum, respectively, and required monthly interest-only payments for the terms of the unsecured notes. The unsecured notes provided for default interest rates in an event of default equal to 8.86% and 8.84% per annum, respectively. On March 28, 2007, we repaid all outstanding principal and accrued interest on both unsecured notes using proceeds from our Offering.

On June 8, 2007, we entered into an unsecured loan with NNN Realty Advisors, evidenced by unsecured promissory note in the principal amount of $4,000,000. The unsecured note provided for a maturity date of December 8, 2007. The $4,000,000 unsecured note bore interest at a fixed rate of 6.82% per annum and required monthly interest-only payments for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.82% per annum. On June 18, 2007, we repaid all outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Below market leases, net of accumulated amortization of $40,000 and $0 as of June 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 68 months as of June 30, 2007).	$1,160,000	$-

	$1,160,000	$-

Amortization expense recorded on the identified intangible liabilities for the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006 was $36,000 and $0, respectively, and for the six months ended June 30, 2007 was $40,000, which is recorded to rental income on the consolidated statements of operations. Amortization expense on the identified intangible liabilities as of June 30, 2007 for the six months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$127,000
2008	$230,000
2009	$201,000
2010	$180,000
2011	$153,000
Thereafter	$269,000

8.	Commitments and Contingencies

 Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

 Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

 Organizational, Offering and Related Expenses

As of June 30, 2007 and December 31, 2006, our Advisor or Triple Net Properties have incurred $1,181,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 2, Summary of Significant Accounting Policies — Organizational, Offering and Related Expenses for a further discussion.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

 Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent directors are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, our Dealer Manager, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

 Offering Stage

 Selling Commissions

Our Dealer Manager receives selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we incurred $5,416,000 and $0, respectively, and for the six months ended June 30, 2007, we incurred $7,242,000 in selling commissions to our Dealer Manager. Such commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

 Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering and may re-allow up to 1.5% of gross offering proceeds to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds for bona fide due diligence expenses and may re-allow up to 0.5% of gross offering proceeds to participating broker-dealers. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we incurred $1,950,000 and $0, respectively, and for the six months ended June 30, 2007, we incurred $2,704,000, in marketing support fees and due diligence expense reimbursements to our Dealer Manager . Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

 Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we incurred $1,176,000 and $0, respectively, and for the six months ended June 30, 2007, we incurred $1,574,000 in other organizational and offering expenses to our Advisor or Triple Net Properties. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 Acquisition and Development Stage

 Acquisition Fees

Our Advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we incurred $2,913,000 and $0, respectively, and for the six months ended June 30, 2007, we incurred $4,383,000, in acquisition fees to our Advisor or its affiliates. Acquisition fees are capitalized as part of any purchase price allocations.

 Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, and for the six months ended June 30, 2007, we did not incur such expenses to our Advisor or its affiliates.

 Operational Stage

 Asset Management Fee

Our Advisor is paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we incurred $233,000 and $0, respectively, and for the six months ended June 30, 2007, we incurred $292,000 in asset management fees to our Advisor or its affiliates, which is included in general and administrative in the accompanying condensed consolidated statements of operations.

 Property Management Fees

Our Advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our Advisor or its affiliates, our Advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, we incurred $89,000 and $0, respectively, and for the six months ended June 30, 2007, we incurred $118,000, in property management fees and oversight fees to our Advisor or its affiliates, which is included in rental expenses in the accompanying condensed consolidated statements of operations.

 Lease Fees

Our Advisor, its affiliates or unaffiliated third parties, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, and for the six months ended June 30, 2007, we did not incur such expenses.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 Operating Expenses

Our Advisor or its affiliates are reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, Triple Net Properties incurred on our behalf $95,000 and $0, respectively, and for the six months ended June 30, 2007, Triple Net Properties incurred on our behalf $426,000, which is included in general and administrative in the accompanying condensed consolidated statements of operations.

 Liquidity Stage

 Disposition Fees

Our Advisor or its affiliates will be paid, for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, and for the six months ended June 30, 2007, we did not incur such fees.

 Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our Advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, and for the six months ended June 30, 2007, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our Advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, and for the six months ended June 30, 2007, we did not incur such distributions.

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

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our Advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement.

 Accounts Payable Due to Affiliates

As of June 30, 2007, $101,000, $1,176,000 and $153,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence, respectively. As of December 31, 2006, $312,000 was payable to Triple Net Properties for operating expenses.

As of June 30, 2007 and December 31, 2006, $420,000 and $0, respectively, was payable to NNN Capital Corp. for the payment of selling commissions, marketing support fees and due diligence expense reimbursements.

As of June 30, 2007 and December 31, 2006, $269,000 and $0, respectively, was payable to Realty for asset and property management fees.

 Unsecured Note Payables to Affiliate

See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate – Unsecured Note Payables to Affiliate.

10.	Minority Interest

As of June 30, 2007 and December 31, 2006, we owned a 99.99% and a 1.0%, respectively, general partnership interest in our Operating Partnership and our Advisor owned a 0.01% and a 99.0%, respectively, limited partnership interest. As such, 0.01% of the losses at our Operating Partnership are allocated to minority interest.

11.	Stockholders’ Equity (Deficit)

 Common Stock

In April 2006, our Advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted an aggregate of 12,500 shares of restricted stock to our independent directors. Through June 30, 2007, we issued 10,496,415 shares in connection with our Offering and 35,286 shares under the DRIP. As of June 30, 2007 and December 31, 2006, we had 10,569,401 and 20,200 shares of common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

 Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of June 30, 2007 and December 31, 2006.

 Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of common stock for sale pursuant to the DRIP in our Offering. For the three and six months ended June 30, 2007, $318,000 and $335,000, respectively, in distributions were reinvested and 33,493 and 35,286 shares, respectively,

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

were issued under the DRIP. As of June 30, 2007 and December 31, 2006, a total of $335,000 and $0, respectively, in distributions were reinvested and 35,286 and 0 shares, respectively, were issued under the DRIP.

 Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. As of June 30, 2007, no share repurchases had been made.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted 12,500 shares of restricted stock to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of approximately $48,000 and $58,000 related to the restricted common stock grants for the three and six months ended June 30, 2007, which is included in general and administrative on our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of June 30, 2007 and December 31, 2006, there was approximately $266,000 and $149,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be realized over a weighted average period of 3 1/2 years.

As of June 30, 2007 and December 31, 2006, the fair value of the nonvested shares of restricted common stock was $300,000 and $160,000, respectively. A summary of the status of our shares of restricted common stock as of June 30, 2007 and December 31, 2006, and changes for the six months ended June 30, 2007 is presented below:

	Restricted	Weighted Average
	Common	Grant Date
	Stock	Fair Value
Balance — December 31, 2006	16,000	$10.00
Granted	17,500	10.00
Vested	(3,500)	10.00
Forfeited	-	-

Balance — June 30, 2007	30,000	$10.00

Vested or expected to vest — June 30, 2007	30,000	$10.00

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

12.	Subordinated Participation Interest

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

13.	Business Combinations

As of June 30, 2007, we completed the acquisition of eight wholly-owned properties, adding a total of approximately 753,000 square feet of GLA to our property portfolio. We purchased the Southpointe property and the Crawfordsville property on January, 22, 2007, the Gallery property on March 9, 2007, the Lenox property on March 23, 2007, the Commons V property on April 24, 2007, the Peachtree property on May 2, 2007, the Thunderbird property on May 15, 2007 and the Triumph Hospital Portfolio on June 8, 2007. Results of operations for the properties are reflected in our consolidated statements of operations for the three and six months ended June 30, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the eight consolidated properties was $146,100,000, plus closing costs of $4,922,000, of which $81,440,000 was initially financed with mortgage loans and unsecured note payables to an affiliate.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of June 30, 2007 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming all of the acquisitions discussed above had occurred April 28, 2006 (Date of Inception), for the three months ended June 30, 2007, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $4,344,000, $(1,350,000) and $(0.20). For the period from April 28, 2006 (Date of Inception) through June 30, 2006, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $3,068,000, $(521,000) and $(0.44). For the six months ended June 30, 2007, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $8,678,000, $(2,420,000) and $(0.65). The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

14.	Subsequent Events

 Status of our Offering

As of July 31, 2007, we had received and accepted subscriptions in our Offering for 12,162,354 shares of our common stock, or $121,466,000, excluding shares issued under the DRIP.

 Property Acquisition

 Gwinnett Professional Center- Lawrenceville, Georgia

On July 27, 2007, we purchased the Gwinnett Professional Center for a purchase price of $9,300,000, plus closing costs, from an unaffiliated third party. We financed the purchase price using a combination of debt

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

financing consisting of a $6,000,000 loan assumed with a current principal balance of $5,734,000 secured by the property from La Salle National Bank and funds raised through our Offering. We paid our Advisor and its affiliate an acquisition fee of $279,000, or 3.0% of the purchase price, in connection with the acquisition.

 Proposed Acquisitions

 Institute for Senior Living of Florida – Jacksonville, Winter Park and Sunrise, Florida

On July 31, 2007, our board of directors approved the acquisition of the Institute for Senior Living of Florida consisting of six centers on three campuses located in Jacksonville, Winter Park and Sunrise, Florida. We anticipate purchasing the Institute for Senior Living of Florida for a purchase price of $52,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $1,560,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

 1 and 4 Market Exchange – Columbus, Ohio

On July 31, 2007, our board of directors approved the acquisition of 1 and 4 Market Exchange, located in Columbus, Ohio. We anticipate purchasing the 1 and 4 Market Exchange for a purchase price of $21,900,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $657,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in August 2007.

 St. Rita’s Medical Center Portfolio – Lima, Ohio

On July 31, 2007, our board of directors approved the acquisition of St. Rita’s Medical Center Portfolio, located in Lima, Ohio. We anticipate purchasing the St. Rita’s Medical Center Portfolio for a purchase price of $25,750,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $773,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

 Quest Diagnostics Office Building – Valley Forge, Pennsylvania

On July 31, 2007, our board of directors approved the acquisition of Quest Diagnostics Office Building, located in Valley Forge, Pennsylvania. We anticipate purchasing the Quest Diagnostics Office Building for a purchase price of $26,700,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $801,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiaries, including NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2007, together with our results of operations for the three months ended June 30, 2007, for the period from April 28, 2006 (Date of Inception) through June 30, 2006 and for the six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006.

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

Overview and Background

NNN Healthcare/Office REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore we consider that our date of inception. We intend to provide investors the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties that produce current income. We may also invest in real estate related securities. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2007.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or its affiliates did not count toward the minimum offering. As of July 31, 2007, we had received and accepted subscriptions in our Offering for 12,162,354 shares of our common stock, or $121,466,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, the managing member of our Advisor. The Advisory Agreement has a one year term that expires in September 19, 2007, and is subject to successive one-year renewals. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the Boards of Directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of June 30, 2007, we had purchased eight properties comprising 753,000 square feet of gross leasable area, or GLA.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

 Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

In June 2007, the American Institute of Certified Public Accountants, or the AICPA, issued Statement of Position, or SOP, 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-01. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-01 are effective for the first fiscal year beginning on January 1, 2008. We are currently evaluating SOP 07-01 and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

Acquisitions in 2007

 Affiliate Transactions

As a result of acquiring the NNN Southpointe, LLC, NNN Crawfordsville, LLC, NNN Gallery Medical, LLC, NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC membership interests from affiliates, as described below, an independent appraiser was engaged to value the properties and the transactions were approved and determined by a majority of our board of directors, including a majority of our independent directors, as fair and reasonable to us, and at prices no greater than the cost of the investments to our affiliate or the properties’ appraised values.

 Southpointe Office Parke and Epler Parke I – Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has a fee simple ownership interest in Southpointe Office Parke and Epler Parke I, or the Southpointe property, located in Indianapolis, Indiana. We primarily financed the purchase price through the assumption of an existing mortgage loan of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Crawfordsville Medical Office Park and Athens Surgery Center – Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has a fee simple ownership interest in Crawfordsville Medical Office Park and Athens Surgery Center, or the Crawfordsville property, located in Crawfordsville, Indiana. We primarily financed the purchase price through the assumption of an existing mortgage loan of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 The Gallery Professional Building – St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, or the Gallery property, located in downtown St. Paul, Minnesota. We primarily financed the purchase price through the assumption of an existing mortgage loan of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from our Sponsor. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $264,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Lenox Office Park, Building G – Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a total purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan of $12,000,000 on the property with LaSalle. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $555,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Commons V Medical Office Building – Naples, Florida

On April 24, 2007, we acquired Commons V Medical Office Building, or Commons V, located in Naples, Florida, from an unaffiliated third party, for a purchase price of $14,100,000, plus closing costs. We financed the purchase price using funds raised through our Offering. An acquisition fee of $423,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. In addition, a real estate commission of $300,000, or approximately 2.0% of the purchase price, was paid to Grubb & Ellis. On May 14, 2007, we entered into a loan, secured by the Commons V property, with Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The proceeds from this loan were used to purchase the Thunderbird Medical Plaza as described below. See Capital Resources — Financing — Mortgage Loan Payables for a further discussion.

 Yorktown Medical Center and Shakerag Medical Center – Fayetteville and Peachtree City, Georgia

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center, located in Fayetteville, Georgia and Peachtree City, Georgia, respectively, which we refer to collectively as the Peachtree property, for a total purchase price of $21,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price through a secured loan with Wachovia as evidenced by a promissory note in the principal amount of $13,530,000 and by funds raised through our Offering. An acquisition fee of $645,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. See Capital Resources — Financing — Mortgage Loan Payables for a further discussion.

 Thunderbird Medical Plaza – Glendale, Arizona

On May 15, 2007, we acquired Thunderbird Medical Plaza in Glendale, Arizona from an unaffiliated third party for a total purchase price of $25,000,000, plus closing costs. Thunderbird Medical Plaza consists of real property located at 5422 and 5410 West Thunderbird Road, or T-Bird 5422/5410, and real property located at 5310 West Thunderbird Road, or T-Bird 5310, which we refer to collectively as the Thunderbird property. Of the total purchase price of $25,000,000, $11,500,000 was allocated to T-Bird 5422/5410 and $13,500,000 was allocated to T-Bird 5310. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $9,651,000 in net proceeds from the $10,000,000 loan from Wachovia secured by our Commons V property (described above) and funds raised through our Offering. An acquisition fee of $750,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. On June 8, 2007, we entered into a loan, secured by the Thunderbird property, with Wachovia, evidenced by a promissory note in the principal amount of $14,000,000. The proceeds from this loan were used to purchase Triumph Hospital Northwest and Triumph Hospital Southwest as described below. See Capital Resources — Financing — Mortgage Loan Payables for a further discussion.

 Triumph Hospital Northwest and Triumph Hospital Southwest – Houston and Sugarland, Texas

On June 8, 2007, we acquired Triumph Hospital Northwest and Triumph Hospital Southwest, which we collectively refer to as the Triumph Hospital Portfolio, located in suburban Houston, Texas, for a total purchase price of $36,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $12,605,000 in net proceeds from the loan from Wachovia secured by the Thunderbird property (described above), $20,975,000 from funds raised through our Offering and the balance of $4,000,000 from an unsecured loan from our Sponsor. See Capital Resources — Unsecured Note Payables to Affiliate for a further discussion. An acquisition fee of $1,095,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

 Leverage

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with our first four acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of August 10, 2007, our leverage does not exceed 300.0%. We may, with a majority of our independent directors’ authority, exceed our charter’s leverage guidelines again during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

 Proposed Acquisitions

 Gwinnett Professional Center – Lawrenceville, Georgia

On June 8, 2007, our board of directors approved the acquisition of the Gwinnett Professional Center located in Lawrenceville, Georgia. On July 27, 2007, we purchased the Gwinnett Professional Center. See Subsequent Events — Property Acquisitions.

 Kokomo Medical Office Park – Kokomo, Indiana

On June 8, 2007, our board of directors approved the acquisition of Kokomo Medical Office Park, located in Kokomo, Indiana. We anticipate purchasing the Kokomo Medical Office Park for a purchase price of $13,350,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $400,500, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

 St. Mary’s Physician Center – Long Beach, California

On June 8, 2007, our board of directors approved the acquisition of St. Mary’s Physicians Center, located in Long Beach, California. We anticipate purchasing the St. Mary’s Physicians Center for a purchase price of $13,800,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of seller financed debt and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $414,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

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

 Scheduled Lease Expirations

As of June 30, 2007, our consolidated properties were 89.0% leased. 4.9% of the leased GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

 Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007.

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

We did not have any results from operations for the period from April 28, 2006 (Date of inception) through June 30, 2006.

For the three and six months ended June 30, 2007, we had a net loss of $1,203,000 and $1,736,000, respectively, or $0.18 and $0.46 per share, respectively, due to revenue of $3,183,000 and $3,924,000, respectively, offset by rental expenses of $1,205,000 and $1,503,000, respectively, general and administrative expenses of $659,000 and $1,022,000, respectively, depreciation and amortization of $1,862,000 and $2,204,000, respectively, and interest expense of $744,000 and $1,016,000, respectively. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

For the three and six months ended June 30, 2007, revenue was comprised of $3,183,000 and $3,924,000 in rental income, respectively. The increases were primarily related to a full quarter of rental income at the Southpointe property, the Crawfordsville property, the Gallery property and the Lenox property. In addition to the increase, we received rental income from the Commons V property for 66 days, the Peachtree property for 59 days, the Thunderbird property for 45 days and the Triumph Hospital Portfolio for 22 days.

For the three and six months ended June 30, 2007, rental expense was $1,205,000 and $1,503,000, respectively. Rental expense represents expense for a full quarter at the Southpointe property, the Crawfordsville property, the Gallery property and the Lenox property. In addition to the increase, rental expense was comprised from the Commons V property for 66 days, the Peachtree property of 59 days, the Thunderbird property for 45 days and the Triumph Hospital Portfolio for 22 days.

For the three and six months ended June 30, 2007, depreciation and amortization expense was comprised primarily of depreciation on the properties of $780,000 and $900,000, respectively, and amortization of identified intangible assets of $1,081,000 and $1,302,000, respectively. The increase from prior quarter is due to the increase in the number of properties. Depreciation and amortization is calculated based on our depreciation and amortization policies as set forth in our 2006 Annual Report on Form 10-K, as filed with the SEC.

For the three and six months ended June 30, 2007, interest expense was related to interest expense primarily on our seven mortgage loan payables of $725,000 and $922,000, respectively, interest expense on the unsecured note payables to NNN Realty Advisors of $6,000 and $77,000, respectively, and amortization of loan fees associated with acquiring the mortgage loan payables of $13,000 and $17,000, respectively, that are being amortized to interest expense over the terms of the related mortgage note payables.

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, future borrowings, and the net proceeds of our Offering. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We currently anticipate that we will require up to $3,062,000 for the next 12 months for capital expenditures. We have reserves with lenders for such capital expenditures of $1,975,000 as of June 30, 2007. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

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

 Cash Flows

Cash flows from operating activities for the six months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, were $388,000 and $0, respectively. Such cash flows related primarily to operations from the properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties and have a full year of operations.

Cash flows used in investing activities for the six months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, were $121,505,000 and $0, respectively. Such cash flows related primarily to the acquisition, including closing costs, of the Crawfordsville property and the Southpointe property on January 22, 2007 in the amount of $8,761,000, the Gallery property on March 9, 2007 in the amount of $3,028,000, the Lenox property on March 23, 2007 in the amount of $6,511,000, the Commons V property on April 24, 2007 in the amount of $14,993,000, the Peachtree property on May 2, 2007 in the amount of $22,276,000, the Thunderbird property on May 15, 2007 in the amount of $25,683,000 and the Triumph Hospital Portfolio on June 8, 2007 in the amount of $37,459,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the six months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006, were $131,669,000 and $202,000, respectively. Such cash flows related primarily to funds raised from investors in the amount of $104,953,000 and borrowings of mortgage payables of $50,030,000 related to the Commons V property, the Thunderbird property and the Triumph property partially offset by principal repayments of $12,500,000 on unsecured loans, offering costs of $9,771,000 and distributions of $470,000. Additional cash outflows related to debt financing costs of $585,000 in relation to the acquisitions. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

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

For the six months ended June 30, 2007, we paid distributions of $470,000 from cash flow from operations of $388,000 for the period. However, as of June 30, 2007, we owed $95,000 to our Advisor and its affiliates for operating expenses. Our Advisor and its affiliates have no obligations to defer or forgive amounts due to them, and if our Advisor or its affiliates had required such amounts to be paid, our cash flow from operations would have been negative. In the future, if our Advisor or its affiliates do not defer or forgive amounts due to them and if such amounts exceed our cash flow from operations plus the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the six months ended June 30, 2007, our funds from operations, or FFO, was $466,000. We paid the $4,000 of distributions in excess of FFO with proceeds from our Offering. See our disclosure regarding FFO below.

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

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with our first four acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of August 10, 2007, our leverage does not exceed 300.0%. We may, with a majority of our independent directors’ authority, exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

 Mortgage Loan Payables

Mortgage loan payables were $68,940,000 and $0 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we had seven fixed rate mortgage loans with a weighted-average effective interest rate of 5.75% per annum. As of June 30, 2007, our mortgage loans have interest-only monthly payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of June 30, 2007, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of June 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables	Loan Payables
	Interest	Maturity	as of	as of
Property	Rate	Date	June 30, 2007	December 31, 2006

Southpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$-
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/1/2016	4,264,000	-
The Gallery Professional Building	5.76	3/1/2017	6,000,000	-
Lenox Office Park, Building G	5.88	2/1/2017	12,000,000	-
Commons V Medical Office Building	5.54	6/11/2017	10,000,000	-
Yorktown Medical Center and Shakerag Medical Center	5.52	5/11/2017	13,530,000	-
Thunderbird Medical Plaza	5.67	6/11/2017	14,000,000	-

			$68,940,000	$-

 Unsecured Note Payables to Affiliate

On January 22, 2007 and March 9, 2007, we entered into unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes in the principal amounts of $7,500,000 and $1,000,000, respectively. The unsecured notes provided for maturity dates of July 22, 2007 and September 9, 2007, respectively. The $7,500,000 and $1,000,000 unsecured notes bore interest at a fixed rate of 6.86% and 6.84% per annum, respectively, and required monthly interest-only payments for the terms of the unsecured notes. The unsecured notes provided for default interest rates in an event of default equal to 8.86% and 8.84% per annum, respectively. On March 28, 2007, we repaid all outstanding principal and accrued interest on both unsecured notes.

On June 8, 2007, we entered into an unsecured loan with NNN Realty Advisors, evidenced by unsecured promissory note in the principal amount of $4,000,000. The unsecured note provided for a maturity date of December 8, 2007. The $4,000,000 unsecured note bore interest at a fixed rate of 6.82% per annum and required monthly interest-only payments for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.82% per annum. On June 28, 2007, we repaid all outstanding principal and accrued interest on the unsecured note.

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

Commitments and Contingencies

Our organizational, offering and related expenses are being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of June 30, 2007 and December 31, 2006, our Advisor or its affiliates have incurred $1,181,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest on outstanding indebtedness. As of June 30, 2007, we had seven mortgage loan payables outstanding secured by our properties, in the principal amount of $68,940,000. As of June 30, 2007, the weighted-average interest rate on our outstanding debt was 5.75% per annum. Our mortgage loans have interest-only monthly payments.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables as of June 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — fixed rate debt	$-	$-	$-	$68,940,000	$68,940,000
Interest payments — fixed rate debt	3,086,000	7,988,000	7,904,000	19,715,000	38,693,000

Total	$3,086,000	$7,988,000	$7,904,000	$88,655,000	$107,633,000

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three months ended June 30, 2007 and for the period from April 28, 2006 (Date of Inception) through June 30, 2006 and six months ended June 30, 2007:

		Period from April 28,
	Three Months	2006 (Date of Inception)	Six Months Ended
	Ended June 30,	through June 30,	June 30,
	2007	2006	2007

Net loss	$(1,203,000)	$-	$(1,736,000)
Add:
Depreciation and amortization - consolidated properties	1,861,000	-	2,202,000

FFO	$658,000	$-	$466,000

Weighted-average number of shares outstanding - basic and diluted	6,727,995	200	3,745,793

Subsequent Events

 Status of our Offering

As of July 31, 2007, we had received and accepted subscriptions in our Offering for 12,162,354 shares of our common stock, or $121,466,000, excluding shares issued under the DRIP.

 Property Acquisition

 Gwinnett Professional Center- Lawrenceville, Georgia

On July 27, 2007, we purchased the Gwinnett Professional Center for a purchase price of $9,300,000, plus closing costs, from an unaffiliated third party. We financed the purchase price using a combination of debt financing consisting of a $6,000,000 loan assumed with a current principal balance of $5,734,000 secured by the property from La Salle National Bank and funds raised through our Offering. We paid our Advisor and its affiliate an acquisition fee of $279,000, or 3.0% of the purchase price, in connection with the acquisition.

 Proposed Acquisitions

 Institute for Senior Living of Florida – Jacksonville, Winter Park and Sunrise, Florida

On July 31, 2007, our board of directors approved the acquisition of the Institute for Senior Living of Florida consisting of six centers on three campuses located in Jacksonville, Winter Park and Sunrise, Florida. We anticipate purchasing the Institute for Senior Living of Florida for a purchase price of $52,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $1,560,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

 1 and 4 Market Exchange – Columbus, Ohio

On July 31, 2007, our board of directors approved the acquisition of 1 and 4 Market Exchange, located in Columbus, Ohio. We anticipate purchasing the 1 and 4 Market Exchange for a purchase price of $21,900,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $657,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in August 2007.

 St. Rita’s Medical Center Portfolio – Lima, Ohio

On July 31, 2007, our board of directors approved the acquisition of St. Rita’s Medical Center Portfolio, located in Lima, Ohio. We anticipate purchasing the St. Rita’s Medical Center Portfolio for a purchase price of $25,750,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $772,500, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

 Quest Diagnostics Office Building – Valley Forge, Pennsylvania

On July 31, 2007, our board of directors approved the acquisition of Quest Diagnostics Office Building, located in Valley Forge, Pennsylvania. We anticipate purchasing the Quest Diagnostics Office Building for a purchase price of $26,700,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $801,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the third quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, we had not commenced real estate operations and therefore had limited exposure to financial market risks. During the six months ended June 30, 2007, we assumed or entered into seven fixed rate mortgage loan payables in connection with the acquisition of our eight properties.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$-	$-	$-	$-	$68,940,000	$68,940,000	$67,910,000
Weighted-average interest rate on maturing debt	-	-	-	-	5.75%	5.75%	-

As of June 30, 2007, our debt consisted of seven mortgage loans in the principal amount of $68,940,000, at a weighted-average interest rate of 5.75% per annum.

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

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our disclosure controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of June 30, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2007, we had received and accepted subscriptions for 10,496,415 shares of our common stock, or $104,835,000. As of June 30, 2007, a total of $335,000 in distributions were reinvested and 35,286 shares were issued under the DRIP.

As of June 30, 2007, we have incurred marketing support fees of $2,613,000, selling commissions of $7,242,000 and due diligence expense reimbursements of $91,000. We have also incurred organizational and offering expenses of $1,574,000. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed from the gross proceeds of our Offering.

As of June 30, 2007, we have used $80,598,000 in offering proceeds to purchase our eight properties and repay debt incurred in connection with such acquisitions.

Unregistered Sales of Equity Securities

On April 12, 2007, we issued 5,000 shares of restricted common stock to our newly appointed independent director pursuant to our 2006 Independent Directors Compensation Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. On June 12, 2007, we issued an aggregate of 12,500 shares of restricted common stock to our independent directors pursuant to our 2006 Incentive Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 12, 2007, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted to: (i) elect each of the individuals below as directors for one-year terms and until his successor has been elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2007. The numbers of votes for, against, abstaining and withheld are as follows:

Election of Directors	For	Withheld

Scott D. Peters	2,597,950	38,053
W. Bradley Blair II	2,600,733	35,270
Maurice J. DeWald	2,601,282	34,721
Warren D. Fix	2,601,632	34,371
Larry L. Mathis	2,601,632	34,371
Gary T. Wescombe	2,604,283	31,720

Ratification of	For	Against	Abstain

Deloitte & Touche LLP	2,540,193	32,042	63,769

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN Healthcare/Office REIT, Inc.
(Registrant)

August 10, 2007	By:	/s/ SCOTT D. PETERS

Date		Scott D. Peters Chief Executive Officer and President (principal executive officer)

August 10, 2007	By:	/s/ SHANNON K S JOHNSON

Date		Shannon K S Johnson Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

3.2	Bylaws of Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference).

10.1	Indemnification Agreement made and entered into April 18, 2007 by NNN Healthcare/Office REIT, Inc. and Larry L. Mathis (included as Exhibit 10.1 to our Form 8-K filed April 20, 2007 and incorporated herein by reference)

10.2	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Commons V Investment Partnership, Triple Net Properties, LLC and Landamerica Title Company, dated March 16, 2007 (included as Exhibit 10.1 to our Form 8-K filed April 25, 2007 and incorporated herein by reference)

10.3	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Commons V Investment Partnership and Triple Net Properties, LLC, dated April 9, 2007 (included as Exhibit 10.2 to our Form 8-K filed April 25, 2007 and incorporated herein by reference)

10.4	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Commons V, LLC, dated April 19, 2007 (included as Exhibit 10.3 to our Form 8-K filed April 25, 2007 and incorporated herein by reference)

10.5	Assignment and Assumption Agreement by and between Commons V Investment Partnership and NNN Healthcare/Office REIT Commons V, LLC, dated April 24, 2007 (included as Exhibit 10.4 to our Form 8-K filed April 25, 2007 and incorporated herein by reference)

10.6	Agreement of Sale and Purchase by and between Yorktown Building Holding Company, LLC and Triple Net Properties, LLC, dated March 29, 2007 (included as Exhibit 10.1 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.7	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Peachtree, LLC, dated May 1, 2007 (included as Exhibit 10.2 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.8	Secured Promissory Note by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.3 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.9	Deed to Secure Debt, Security Agreement and Fixture Filing by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank National Association, dated May 1, 2007 (included as Exhibit 10.4 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.10	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.5 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.11	SEC Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.6 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.12	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.7 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.13	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.8 to our Form 8-K filed May 7, 2007 and incorporated herein by reference)

10.14	Sale Agreement and Escrow Instructions by and between 5410 & 5422 W. Thunderbird Road, LLC, et al. and 5310 West Thunderbird Road, LLC, et al., Triple Net Properties, LLC and Chicago Title Company as Escrow Agent, dated April 6, 2007 (included as Exhibit 10.1 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.15	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Thunderbird Medical, LLC, dated May 11, 2007 (included as Exhibit 10.2 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.16	First Amendment to Sale Agreement and Escrow Instructions by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and 5310 West Thunderbird Road, LLC, et al., dated May 14, 2007 (included as Exhibit 10.3 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.17	First Amendment to Sale Agreement and Escrow Instructions by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and 5410 & 5422 W. Thunderbird Road, LLC, et al., dated May 14, 2007 (included as Exhibit 10.4 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.18	Promissory Note issued by NNN Healthcare/Office REIT Commons V, LLC in favor of Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.5 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.19	Mortgage, Security Agreement and Fixture Filing by and between NNN Healthcare/Office REIT Commons V, LLC and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.6 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.20	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.7 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.21	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.8 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.22	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Commons V, LLC and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.9 to our Form 8-K filed May 17, 2007 and incorporated herein by reference)

10.23	Agreement for Purchase and Sale of Real Property and Escrow Instructions between Hollow Tree, L.L.P., Triple Net Properties, LLC, and LandAmerica Title Company as Escrow Agent, dated April 30, 2007 (included as Exhibit 10.1 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.24	Agreement for Purchase and Sale of Real Property and Escrow Instructions between First Colony Investments, L.L.P., Triple Net Properties, LLC, and LandAmerica Title Company as Escrow Agent, dated April 30, 2007 (included as Exhibit 10.2 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.25	Assignment of Contracts by Triple Net Properties, LLC to NNN Healthcare/Office REIT Triumph, LLC, dated June 8, 2007 (included as Exhibit 10.3 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.26	Promissory Note issued by NNN Healthcare/Office REIT Thunderbird Medical, LLC in favor of Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.4 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.27	Deed of Trust, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Thunderbird Medical, LLC to TRSTE, Inc., as Trustee, for the benefit of Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.5 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.28	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.6 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.29	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.7 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.30		Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.8 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

10.31		Unsecured Promissory Note by and between NNN Healthcare/Office REIT Holdings, L.P., and NNN Realty Advisors, Inc., dated June 8, 2007 (included as Exhibit 10.9 to our Form 8-K filed June 14, 2007 and incorporated herein by reference)

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.