Form 10-Q
period 2007-09-30
NNN Healthcare/Office REIT, Inc.
filed 2007-11-13
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑

As of October 31, 2007, there were 18,272,625 shares of common stock of NNN Healthcare/Office REIT, Inc. outstanding.

NNN Healthcare/Office REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006 (Unaudited), for the Nine Months Ended September 30, 2007 (Unaudited) and for the Period from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Unaudited) and for the Period from April 28, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
Item 4T.	Controls and Procedures	47

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		50
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN Healthcare/Office REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$248,066,000	$—
Cash and cash equivalents	4,512,000	202,000
Accounts and other receivable, net	1,419,000	—
Restricted cash	4,875,000	—
Identified intangible assets, net	41,232,000	—
Other assets, net	2,981,000	183,000

Total assets	$303,085,000	$385,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgage loan payables, net	$123,331,000	$—
Line of credit	35,700,000	—
Accounts payable and accrued liabilities	5,720,000	62,000
Accounts payable due to affiliates, net	1,890,000	312,000
Security deposits and prepaid rent	617,000	—
Identified intangible liabilities, net	1,315,000	—

Total liabilities	168,573,000	374,000

Commitments and contingencies (Note 9)

Minority interest of limited partner in Operating Partnership	200,000	200,000

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 15,984,067 and 20,200 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	160,000	—
Additional paid-in capital	141,868,000	53,000
Accumulated deficit	(7,716,000)	(242,000)

Total stockholders’ equity (deficit)	134,312,000	(189,000)

Total liabilities, minority interest and stockholders’ equity (deficit)	$303,085,000	$385,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006, for the
Nine Months Ended September 30, 2007 and for the
Period from April 28, 2006 (Date of Inception) through September 30, 2006
(Unaudited)

				Period from
				April 28, 2006
				(Date of
			Nine Months	Inception)
	Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$4,787,000	$—	$8,711,000	$—

Expenses:
Rental expenses	1,562,000	—	3,065,000	—
General and administrative	935,000	50,000	1,957,000	50,000
Depreciation and amortization	3,048,000	—	5,252,000	—

Total expenses	5,545,000	50,000	10,274,000	50,000

Loss before other income (expense)	(758,000)	(50,000)	(1,563,000)	(50,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to note payables to affiliate	(7,000)	—	(84,000)	—
Interest expense related to mortgage loan payables and line of credit	(1,279,000)	—	(2,218,000)	—
Interest and dividend income	111,000	—	196,000	—

Net loss	$(1,933,000)	$(50,000)	$(3,669,000)	$(50,000)

Net loss per share — basic and diluted	$(0.15)	$(88.84)	$(0.53)	$(141.88)

Weighted-average number of shares outstanding — basic and diluted	13,223,746	559	6,939,820	350

Distributions declared per common share	0.18	—	0.52	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity (Deficit)

BALANCE — December 31, 2006	20,200	$—	$53,000	$—	$(242,000)	$(189,000)
Issuance of common stock	15,813,538	159,000	157,796,000	—	—	157,955,000
Issuance of vested and nonvested restricted common stock	17,500	—	35,000	—	—	35,000
Offering costs	—	—	(17,319,000)	—	—	(17,319,000)
Amortization of nonvested common stock compensation	—	—	42,000	—	—	42,000
Issuance of common stock under the DRIP	132,829	1,000	1,261,000	—	—	1,262,000
Distributions	—	—	—	—	(3,805,000)	(3,805,000)
Net loss	—	—	—	—	(3,669,000)	(3,669,000)

BALANCE — September 30, 2007	15,984,067	$160,000	$141,868,000	$—	$(7,716,000)	$134,312,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Healthcare/Office REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and for the Period
from April 28, 2006 (Date of Inception) through September 30, 2006
(Unaudited)

		Period from April 28, 2006
	Nine Months Ended	(Date of Inception) through
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,669,000)	$(50,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases and debt discount)	5,534,000	—
Stock based compensation, net of forfeitures	77,000	31,000
Changes in operating assets and liabilities:
Accounts and other receivable, net	(723,000)	—
Other assets	(768,000)	—
Accounts payable and accrued liabilities	2,804,000	19,000
Accounts payable due to affiliates, net	379,000	—
Prepaid rent	(671,000)	—

Net cash provided by operating activities	2,963,000	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(253,574,000)	—
Capital expenditures	(61,000)	—
Restricted cash	(4,875,000)	—

Net cash used in investing activities	(258,510,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	86,310,000	—
Borrowings on unsecured note payables to affiliate	19,900,000	—
Borrowings under the line of credit, net	35,700,000	—
Payments on mortgage loan payables	(19,921,000)	—
Proceeds from issuance of common stock	157,281,000	2,000
Minority interest contributions to our Operating Partnership	—	200,000
Security deposits	23,000	—
Deferred financing costs	(1,668,000)	—
Payment of offering costs	(16,130,000)	—
Distributions	(1,638,000)	—

Net cash provided by financing activities	259,857,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,310,000	202,000
CASH AND CASH EQUIVALENTS - Beginning of period	202,000	—

CASH AND CASH EQUIVALENTS - End of period	$4,512,000	$202,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,927,000	$—
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$260,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$610,000	$—
Mortgage loan payables	$37,039,000	$—
Accounts payable and accrued liabilities	$1,771,000	$—
Accounts payable due to affiliates, net	$9,000	$—
Security deposits and prepaid rent	$1,182,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$1,262,000	$—
Distributions declared but not paid	$905,000	$—
Accrued offering costs	$1,189,000	$—
Receivable from transfer agent for issuance of common stock	$674,000	$—

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

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of October 31, 2007, we had received and accepted subscriptions in our Offering for 18,059,074 shares of our common stock, or $180,368,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, or Triple Net Properties, who is the managing member of our Advisor. The Advisory Agreement had a one-year term that expired on September 19, 2007 and was subject to successive one-year renewals upon the mutual consent of the parties. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal, for a term of one year ending on October 24, 2008, of our Advisory Agreement. Our Advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of September 30, 2007, we had purchased 14 properties comprising 1,547,000 square feet of gross leasable area, or GLA.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2.	Summary of Significant Accounting Policies

Our interim unaudited condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. The following accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our Operating Partnership. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of September 30, 2007 and December 31, 2006, we owned a 99.99% and 1.0%, respectively, general partnership interest therein. Our Advisor is the sole limited partner and as of September 30, 2007 and December 31, 2006, owned a 0.01% and 99.0%, respectively, limited partnership interest therein. Our Advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Allowance for Uncollectible Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of September 30, 2007 and December 31, 2006, we had $2,000 and $0, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Purchase Price Allocation

In accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net and below market lease values are included in identified intangible liabilities, net in the accompanying condensed consolidated balance sheets and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed fixed rate mortgage and the cash flow stream of a market fixed rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net in the accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Operating Properties

Operating properties are carried at the lower of fair market value or historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from two months to 120 months. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. As of September 30, 2007, there were no impairment losses recorded.

Other Assets

Other assets consist primarily of deferred rent receivables, leasing commissions, prepaid expenses, deposits and deferred financing costs. Costs incurred for property leasing have been capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

As of September 30, 2007, we owned consolidated properties located in various states as follows:

			Percentage of
	State	2007 Annual	2007 Annual
Property	(Property Location)	Base Rent (*)	Base Rent

Commons V Medical Office Building	FL	$762,000	3.1%
East Florida Senior Care Portfolio	FL	4,095,000	16.9%

Sub-total	FL	4,857,000	20.0%

Yorktown Medical Center and Shakerag Medical Center	GA	2,389,000	9.8%
Gwinnett Professional Center	GA	1,132,000	4.7%

Sub-total	GA	3,521,000	14.5%

Southpointe Office Parke and Epler Parke I	IN	1,391,000	5.7%
Crawfordsville Medical Office Park and Athens Surgery Center	IN	578,000	2.4%
Kokomo Medical Office Park	IN	1,319,000	5.4%

Sub-total	IN	3,288,000	13.5%

2750 Monroe Boulevard	PA	2,623,000	10.8%
Triumph Hospital Northwest and Triumph Hospital Southwest	TX	2,584,000	10.7%
Lenox Office Park, Building G	TN	2,134,000	8.8%
Thunderbird Medical Plaza	AZ	1,856,000	7.7%
1 and 4 Market Exchange	OH	1,689,000	7.0%
The Gallery Professional Building	MN	1,057,000	4.4%
St. Mary Physicians Center	CA	647,000	2.6%

Total		$24,256,000	100.0%

*	Annualized rental revenue is based on contractual base rent from leases in effect as of September 30, 2007.

As of September 30, 2007, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Institute for Senior Living of Florida	$4,095,000	16.9%	East Florida	355,000	05/31/14
			Senior Care
			Portfolio
Triumph Hospital	$2,584,000	10.7%	Triumph Hospital	151,000	02/28/13
			Northwest and
			Triumph Hospital
			Southwest
Quest Diagnostics, Inc.	$2,623,000	10.8%	2750 Monroe	109,000	04/30/11
			Boulevard

*	Annualized rental revenue is based on contractual base rent from leases in effect as of September 30, 2007.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our Advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of September 30, 2007 and December 31, 2006, expenses of $990,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, has been incurred by our Advisor or Triple Net Properties and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 10, Related Party Transactions — Offering Stage, for a further discussion of these amounts during our offering stage.

Stock Compensation

We follow SFAS, No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 12, Stockholders’ Equity (Deficit) — 2006 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under our 2006 Incentive Plan.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2007. We intend to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status in 2007, we will not benefit from the loss incurred for the year ended December 31, 2006.

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

For the three months ended September 30, 2007 and 2006, we recorded a net loss of approximately $1,933,000 and $50,000, respectively. For the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we recorded a net loss of approximately $3,669,000 and $50,000, respectively. As of September 30, 2007 and 2006, 27,000 and 12,000 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

Segment Disclosure

The Financial Accounting Standards Board, or the FASB, issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and quality

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

Recently Issued Accounting Pronouncements

In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have any impact on our consolidated financial statements.

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

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Land	$40,260,000	$—
Building and improvements	210,096,000	—
Furniture and equipment	4,000	—

	250,360,000	—

Less: accumulated depreciation	(2,294,000)	—

	$248,066,000	$—

Depreciation expense for the three months ended September 30, 2007 and 2006 was $1,411,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 was $2,312,000 and $0, respectively.

Acquisitions in 2007

Affiliate Acquisitions

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

Southpointe Office Parke and Epler Parke I – Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has fee simple ownership of Southpointe Office Parke and Epler Parke I, located in Indianapolis, Indiana, or the Southpointe property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate, for a further discussion. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Crawfordsville Medical Office Park and Athens Surgery Center – Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has fee simple ownership of Crawfordsville Medical Office Park and Athens Surgery Center, located in Crawfordsville, Indiana, or the Crawfordsville property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate, for a further discussion. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Gallery Professional Building – St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, located in St. Paul, Minnesota, or the Gallery property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate, for a further discussion. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $264,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Lenox Office Park, Building G – Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan of $12,000,000 on the property with LaSalle. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, for a further discussion. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $555,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Unaffiliated Third Party Acquisitions

Commons V Medical Office Building – Naples, Florida

On April 24, 2007, we acquired Commons V Medical Office Building, located in Naples, Florida, or the Commons V property, from an unaffiliated third party, for a purchase price of $14,100,000, plus closing costs. We financed the purchase price using funds raised through our Offering. An acquisition fee of $423,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. In addition, a real estate commission of $300,000, or approximately 2.0% of the purchase price, was paid to Grubb & Ellis. On May 14, 2007, we entered into a loan, secured by the Commons V property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The proceeds from this loan were used to purchase the Thunderbird Medical Plaza as described below. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, for a further discussion.

Yorktown Medical Center and Shakerag Medical Center – Fayetteville and Peachtree City, Georgia

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center, located in Fayetteville, Georgia and Peachtree City, Georgia, respectively, which we collectively refer to as the Peachtree property, for a total purchase price of $21,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price through a secured loan with Wachovia as evidenced by a promissory note in the principal amount of $13,530,000 and by funds raised through our Offering. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, for a further discussion. An acquisition fee of $645,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Thunderbird Medical Plaza – Glendale, Arizona

On May 15, 2007, we acquired Thunderbird Medical Plaza, located in Glendale, Arizona, from an unaffiliated third party for a total purchase price of $25,000,000, plus closing costs. We financed the purchase price using a combination of $9,651,000 in net proceeds from the $10,000,000 loan from Wachovia secured by

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

the Commons V property (described above) and funds raised through our Offering. An acquisition fee of $750,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. On June 8, 2007, we entered into a loan, secured by the Thunderbird property, with Wachovia, evidenced by a promissory note in the principal amount of $14,000,000. The proceeds from this loan were used to purchase Triumph Hospital Northwest and Triumph Hospital Southwest as described below. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, for a further discussion.

Triumph Hospital Northwest and Triumph Hospital Southwest – Houston and Sugar Land, Texas

On June 8, 2007, we acquired Triumph Hospital Northwest, located in Houston, Texas, and Triumph Hospital Southwest, located in Sugar Land, Texas, which we collectively refer to as the Triumph Hospital Portfolio, for a total purchase price of $36,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $12,605,000 in net proceeds from the loan from Wachovia secured by the Thunderbird property (described above), $20,975,000 from funds raised through our Offering and the balance of $4,000,000 from an unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion. An acquisition fee of $1,095,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Gwinnett Professional Center – Lawrenceville, Georgia

On July 27, 2007, we acquired the Gwinnett Professional Center, or the Gwinnett property, located in Lawrenceville, Georgia, for a purchase price of $9,300,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of debt financing consisting of a $6,000,000 loan assumed with a current principal balance of $5,734,000 secured by the Gwinnett property from LaSalle and funds raised through our Offering. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, for a further discussion. An acquisition fee of $279,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

1 and 4 Market Exchange – Columbus, Ohio

On August 15, 2007, we acquired 1 Market Exchange, 4 Market Exchange and a vacant parcel of land, located in Columbus, Ohio, which we collectively refer to as the 1 and 4 Market property, for a total purchase price of $21,900,000, plus closing costs. We acquired the property from unaffiliated third parties. We financed the purchase price using funds raised through our Offering. An acquisition fee of $657,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. On September 28, 2007, we entered into a loan, secured by the 1 and 4 Market property, with Wachovia, evidenced by a promissory note in the principal amount of $14,500,000. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, for a further discussion.

Kokomo Medical Office Park – Kokomo, Indiana

On August 30, 2007, we acquired the Kokomo Medical Office Park, located in Kokomo, Indiana, or the Kokomo property, for a total purchase price of $13,350,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of funds raised through our Offering and the balance of $1,300,000 from an unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion. An acquisition fee of $401,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

St. Mary Physicians Center – Long Beach, California

On September 5, 2007, we acquired St. Mary Physicians Center, located in Long Beach, California, or the St. Mary property, for a purchase price of $13,800,000, plus closing costs. We acquired the property from an

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

unaffiliated third party. We financed the purchase price using a combination of $8,280,000 from a loan secured by the St. Mary property and the balance of $6,100,000 from an unsecured loan from our Sponsor. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion. An acquisition fee of $414,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

2750 Monroe Boulevard – Valley Forge, Pennsylvania

On September 10, 2007, we acquired 2750 Monroe Boulevard, located in Valley Forge, Pennsylvania, or the 2750 Monroe property, for a total purchase price of $26,700,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with approximately $27,870,000 in borrowings under a secured revolving line of credit with LaSalle. See Note 7, Line of Credit, for a further discussion. An acquisition fee of $801,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

East Florida Senior Care Portfolio – Jacksonville, Winter Park and Sunrise, Florida

On September 28, 2007, we acquired the East Florida Senior Care Portfolio, located in Jacksonville, Winter Park and Sunrise, Florida, or the EFSC property, for a total purchase price of $52,000,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $24,918,000 in net proceeds from a $26,000,000 loan (net of a $4,500,000 loan holdback) from KeyBank National Association, or KeyBank, secured by the EFSC property, $11,000,000 in borrowings under a secured revolving line of credit with LaSalle and the balance with funds raised through our Offering. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Mortgage Loan Payables and Note 7, Line of Credit, for a further discussion. An acquisition fee of $1,560,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Leverage

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with our first four acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of November 13, 2007, our leverage does not exceed 300.0%. We may, with a majority of our independent directors’ authority, exceed our charter’s leverage guidelines again during the early stages of our operations. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

Proposed Unaffiliated Third Party Acquisition

St. Rita’s Medical Center Portfolio – Lima, Ohio

On July 31, 2007, our board of directors approved the acquisition of the St. Rita’s Medical Center Portfolio, located in Lima, Ohio. We anticipate purchasing the St. Rita’s Medical Center Portfolio for a purchase price of $25,750,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase using our secured revolving line of credit with LaSalle. We expect to pay our Advisor and its affiliate an acquisition fee of $773,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the fourth quarter of 2007; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the St. Rita’s Medical Center Portfolio.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

In place leases, net of accumulated amortization of $1,828,000 and $0 as of September 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 55 months as of September 30, 2007).	$17,391,000	$—
Above market leases, net of accumulated amortization of $167,000 and $0 as of September 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 55 months as of September 30, 2007).	1,162,000	—
Tenant relationships, net of accumulated amortization of $837,000 and $0 as of September 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 99 months as of September 30, 2007).	22,679,000	—

	$41,232,000	$—

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2007 and 2006 was $1,713,000 and $0, respectively, which included $78,000 and $0, respectively, of amortization recorded against rental income for above market leases. Amortization expense recorded on the identified intangible assets for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 was $3,104,000 and $0, respectively, which included $167,000 and $0, respectively, of amortization recorded against rental income for above market leases.

Amortization expense on the identified intangible assets as of September 30, 2007 for the three months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount
2007	$2,083,000
2008	$7,406,000
2009	$6,766,000
2010	$5,264,000
2011	$3,978,000
Thereafter	$15,735,000

5.	Other Assets

Other assets consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Deferred financing costs, net of accumulated amortization of $54,000 and $0 as of September 30, 2007 and December 31, 2006, respectively	$1,615,000	$3,000
Lease commissions, net of accumulated amortization of $3,000 and $0 as of September 30, 2007 and December 31, 2006, respectively	123,000	—
Deferred rent receivable	191,000	—
Prepaid expenses and deposits	1,052,000	180,000

	$2,981,000	$183,000

Amortization expense recorded on deferred financing costs and lease commissions for the three months ended September 30, 2007 and 2006 was $39,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 was $57,000 and $0, respectively.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $123,433,000 ($123,331,000, net of discount) and $0 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 5.52% to 6.52% per annum and the weighted-average effective interest rate of 6.01% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios and rent coverage ratios, and reporting requirements. As of September 30, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of September 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables	Loan Payables
	Interest	Maturity	as of	as of
Property	Rate	Date	September 30, 2007	December 31, 2006

Fixed Debt:
Southpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$—
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/1/2016	4,264,000	—
The Gallery Professional Building	5.76%	3/1/2017	6,000,000	—
Lenox Office Park, Building G	5.88%	2/1/2017	12,000,000	—
Commons V Medical Office Building	5.54%	6/11/2017	10,000,000	—
Yorktown Medical Center and Shakerag				—
Medical Center	5.52%	5/11/2017	13,530,000	—
Thunderbird Medical Plaza	5.67%	6/11/2017	14,000,000	—
Gwinnett Professional Center	5.88%	1/1/2014	5,713,000	—
St. Mary Physicians Center	5.80%	9/4/2009	8,280,000	—

			82,933,000	—
Variable Debt:
1 and 4 Market Exchange	Variable *	9/30/2010	14,500,000	—
East Florida Senior Care Portfolio	Variable **	10/1/2010	26,000,000	—

			40,500,000	—

	Total fixed and variable debt		123,433,000	—

	Less: discount		(102,000)	—

	Mortgage loan payables		$123,331,000	$—

* At our option, the loan bears interest at per annum rates equal to: (a) 30-day LIBOR plus 1.35%; or (b) the Prime Rate, as announced by Wachovia Financial from time to time. As of September 30, 2007, the rate was 6.47%.

** At our option, the loan bears interest at per annum rates equal to: (a) a rate equal to the greater of: (i) the prime rate, as established from time to time by KeyBank, or (ii) 1.0% in excess of the federal funds effective rate, as defined in the loan agreement; or (b) the Adjusted LIBOR Rate, as defined in the loan agreement. As of September 30, 2007, the rate was 6.52%.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The principal payments due on our mortgage loan payables as of September 30, 2007, for the three months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$14,000
2008	$150,000
2009	$8,588,000
2010	$41,045,000
2011	$961,000
Thereafter	$72,675,000

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

On June 8, 2007, we entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $4,000,000. The unsecured note provided for a maturity date of December 8, 2007. The $4,000,000 unsecured note bore interest at a fixed rate of 6.82% per annum and required monthly interest-only payments for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.82% per annum. On June 18, 2007, we repaid all outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

On August 30, 2007 and September 5, 2007, we entered into unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes in the principal amounts of $1,300,000 and $6,100,000, respectively. The unsecured notes provided for maturity dates of March 1, 2008 and March 5, 2008, respectively. The $1,300,000 and $6,100,000 unsecured notes bore interest at a fixed rate of 6.85% and 6.86% per annum, respectively, and required monthly interest-only payments for the terms of the unsecured notes. The unsecured notes provided for default interest rates in an event of default equal to 8.85% and 8.86% per annum, respectively. On September 4, 2007 and September 11, 2007, we repaid all outstanding principal and accrued interest on the $1,300,000 and $6,100,000 unsecured notes, respectively.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

7.	Line of Credit

On September 10, 2007, we entered into a loan agreement, or the Loan Agreement, with LaSalle to obtain a secured revolving credit facility in an aggregate maximum principal amount of $50,000,000, or the LaSalle Line of Credit. The proceeds of loans made under the Loan Agreement may be used to finance the purchase of properties or, provided no event of default has occurred and is continuing, may be used for any other lawful purpose. In addition to loans, our Operating Partnership may obtain up to $10,000,000 of the credit available under the Loan Agreement in the form of letters of credit. The initial term of the Loan Agreement is three

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

years, which may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) LIBOR plus a margin ranging from 1.45% to 1.60%, depending on the ratio of outstanding amounts under the Loan Agreement to the value of the collateral securing the Loan Agreement, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate plus 0.50%, or (c) a combination of these rates. Accrued interest under the Loan Agreement is payable monthly and at maturity. In addition to interest, we are required to pay a fee on the unused portion of the lenders’ commitments under the Loan Agreement at a per annum rate equal to 0.20%, payable quarterly in arrears, beginning with the quarter ending December 31, 2007.

Our obligations with respect to the Loan Agreement are guaranteed by us and by our subsidiaries that own properties that serve as collateral for the Loan Agreement.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our Operating Partnership, as applicable: (a) a minimum ratio of operating cash flow to interest expense, (b) a minimum ratio of operating cash flow to fixed charges, (c) a maximum ratio of liabilities to asset value, (d) a maximum distribution covenant and (e) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type.

As of September 30, 2007 and December 31, 2006, borrowings under the LaSalle Line of Credit totaled $35,700,000 and $0, respectively. Borrowings as of September 30, 2007 bore interest at a weighted-average interest rate of 7.08% per annum.

8.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Below market leases, net of accumulated amortization of $130,000 and $0 as of September 30, 2007 and December 31, 2006, respectively, (with a weighted-average life of 59 months as of September 30, 2007)	$1,315,000	$—

	$1,315,000	$—

Amortization expense recorded on the identified intangible liabilities for the three months ended September 30, 2007 and 2006 was $93,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 was $132,000 and $0, respectively, which is recorded to rental income on the condensed consolidated statements of operations.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization expense on the identified intangible liabilities as of September 30, 2007 for the three months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$106,000
2008	$335,000
2009	$259,000
2010	$192,000
2011	$154,000
Thereafter	$269,000

9.	Commitments and Contingencies

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

Organizational, Offering and Related Expenses

As of September 30, 2007 and December 31, 2006, expenses of $990,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, has been incurred by our Advisor or Triple Net Properties and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 2, Summary of Significant Accounting Policies — Organizational, Offering and Related Expenses for a further discussion.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10.	Related Party Transactions

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

Offering Stage

Selling Commissions

Our Dealer Manager receives selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2007 and 2006, we incurred $3,673,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $10,915,000 and $0, respectively, in selling commissions to our Dealer Manager. Such commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP, and may re-allow up to 1.5% of gross offering proceeds to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds for bona fide due diligence expenses and may re-allow up to 0.5% of gross offering proceeds to participating broker-dealers. For the three months ended September 30, 2007 and 2006, we incurred $1,328,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $4,032,000 and $0, respectively, in marketing support fees and due diligence expense reimbursements to our Dealer Manager. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. For the three months ended September 30, 2007 and 2006, we incurred $797,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $2,372,000 and $0, respectively, in other organizational and offering expenses to our Advisor or Triple Net Properties. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended September 30, 2007 and 2006, we incurred $4,112,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28,

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2006 (Date of Inception) through September 30, 2006, we incurred $8,495,000 and $0, respectively, in acquisition fees to our Advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, including amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2007 and 2006, we incurred $4,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $7,000 and $0, respectively, for such expenses to our Advisor or its affiliates, excluding amounts our Advisor or its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended September 30, 2007 and 2006, we incurred $483,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $775,000 and $0, respectively, in asset management fees to our Advisor or its affiliates, which is included in general and administrative in the accompanying condensed consolidated statements of operations.

Property Management Fees

Our Advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our Advisor or its affiliates, our Advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended September 30, 2007 and 2006, we incurred $173,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $291,000 and $0, respectively, in property management fees and oversight fees to our Advisor or its affiliates, which is included in rental expenses in the accompanying condensed consolidated statements of operations.

Lease Fees

Our Advisor, its affiliates or unaffiliated third parties, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we incurred $93,000, $0, $127,000, and $0, respectively, to Triple Net Properties in lease fees.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

On-site Personnel and Engineering Payroll

For the three months ended September 30, 2007 and 2006, Triple Net Properties incurred payroll for on-site personnel and engineering on our behalf of $43,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, Triple Net Properties incurred payroll for on-site personnel and engineering on our behalf of $71,000 and $0, respectively, which is included in rental expense on the condensed consolidated statements of operations.

Operating Expenses

We reimburse our Advisor or its affiliates for expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our Advisor and affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless the board of directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended September 30, 2007, our operating expenses exceeded this limitation by $334,000. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in January 2007. At this early stage of our operations, our general and administrative expenses are relatively high compared with our funds from operations and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the twelve months ended September 30, 2007 given the costs of operating a public company and the early stage of our operations.

For the three months ended September 30, 2007 and 2006, Triple Net Properties incurred on our behalf $68,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, Triple Net Properties incurred on our behalf $494,000 and $0, respectively, which is included in general and administrative in the accompanying condensed consolidated statements of operations or prepaid expenses on the accompanying condensed consolidated balance sheets, as applicable.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our Advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and for

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our Advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

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

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of September 30, 2007 and December 31, 2007:

Entity	Fee	September 30, 2007	December 31, 2006

Triple Net Properties	Operating Expenses	$75,000	$312,000
Triple Net Properties	Offering Costs	797,000	—
Triple Net Properties	On-site Payroll and Engineering	17,000	—
Triple Net Properties	Acquisition Related Expenses	128,000	—
Triple Net Properties	Receivable for Property Acquisition Refund	(119,000)	—
NNN Capital Corp.	Selling Commissions, Marketing Support Fees
	and Due Diligence Expense Reimbursements	392,000	—
Realty	Asset and Property Management Fees	540,000	—
Realty	Lease Commissions	60,000	—

		$1,890,000	$312,000

Unsecured Note Payables to Affiliate

For the three months ended September 30, 2007 and 2006, we paid interest expense to our Sponsor of $7,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we paid interest expense to our Sponsor of $84,000 and $0, respectively.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate for a further discussion.

11.	Minority Interest

As of September 30, 2007 and December 31, 2006, we owned a 99.99% and a 1.0%, respectively, general partnership interest in our Operating Partnership and our Advisor owned a 0.01% and a 99.0%, respectively, limited partnership interest. As such, 0.01% of the losses at our Operating Partnership are allocated to minority interest.

12.	Stockholders’ Equity (Deficit)

Common Stock

In April 2006, our Advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted an aggregate of 12,500 shares of restricted stock to our independent directors. Through September 30, 2007, we issued 15,813,538 shares in connection with our Offering and 132,829 shares under the DRIP. As of September 30, 2007 and December 31, 2006, we had 15,984,067 and 20,200 shares of common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of September 30, 2007 and December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of common stock for sale pursuant to the DRIP in our Offering. For the three and nine months ended September 30, 2007, $927,000 and $1,262,000, respectively, in distributions were reinvested and 97,543 and 132,829 shares, respectively, were issued under the DRIP. As of September 30, 2007 and December 31, 2006, a total of $1,262,000 and $0, respectively, in distributions were reinvested and 132,829 and 0 shares, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. As of September 30, 2007, no share repurchases had been made.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted 12,500 shares of restricted stock to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2007 and 2006, we recognized compensation expense of $19,000 and $31,000, respectively, related to the restricted common stock grants, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we recognized compensation expense of $77,000 and $31,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative on our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2007 and December 31, 2006, there was approximately $247,000 and $149,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be realized over a remaining weighted average period of 3.3 years.

As of September 30, 2007 and December 31, 2006, the fair value of the nonvested shares of restricted common stock was $270,000 and $160,000, respectively. A summary of the status of our shares of restricted common stock as of September 30, 2007 and December 31, 2006, and changes for the nine months ended September 30, 2007 is presented below:

	Restricted	Weighted Average
	Common	Grant Date
	Stock	Fair Value

Balance — December 31, 2006	16,000	$10.00
Granted	17,500	10.00
Vested	(6,500)	10.00
Forfeited	—	—

Balance — September 30, 2007	27,000	$10.00

Expected to vest — September 30, 2007	27,000	$10.00

13.	Subordinated Participation Interest

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

14.	Business Combinations

As of September 30, 2007, we completed the acquisition of 14 consolidated properties, adding a total of approximately 1,547,000 square feet of GLA to our property portfolio. We purchased our 14 properties on the following dates:

Property	Date

Southpointe Office Parke and Epler Parke I	January 22, 2007
Crawfordsville Medical Office Park and Athens Surgery Center	January 22, 2007
The Gallery Professional Building	March 9, 2007
Lenox Office Park, Building G	March 23, 2007
Commons V Medical Office Building	April 24, 2007
Yorktown Medical Center and Shakerag Medical Center	May 2, 2007
Thunderbird Medical Plaza	May 15, 2007
Triumph Hospital Northwest and Triumph Hospital Southwest	June 8, 2007
Gwinnett Professional Center	July 27, 2007
1 and 4 Market Exchange	August 15, 2007
Kokomo Medical Office Park	August 30, 2007
St. Mary Physicians Center	September 5, 2007
2750 Monroe Boulevard	September 10, 2007
East Florida Senior Care Portfolio	September 28, 2007

Results of operations for the properties are reflected in our consolidated statements of operations for the three and nine months ended September 30, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the 14 consolidated properties was $283,150,000 plus closing costs of $9,795,000, of which $144,368,000 was initially financed with mortgage loans, unsecured note payables to an affiliate or borrowings under the LaSalle Line of Credit.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of September 30, 2007 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming all of the acquisitions discussed above had occurred on April 28, 2006 (Date of Inception), for the nine months ended September 30, 2007, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $23,672,000, $(5,126,000) and $(0.49), respectively. For the three months ended September 30, 2007, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $7,648,000, $(2,088,000) and $(0.16), respectively. For the period from April 28, 2006 (Date of Inception) through September 30, 2006, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $13,527,000, $(1,914,000) and $(0.21), respectively. For the three months ended September 30, 2006, pro forma revenues, net income (loss) and net income (loss) per diluted share

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

would have been $7,977,000, $(1,129,000) and $(0.13). The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15.	Subsequent Events

Status of our Offering

As of October 31, 2007, we had received and accepted subscriptions in our Offering for 18,059,074 shares of our common stock, or $180,368,000, excluding shares issued under the DRIP.

Proposed Unaffiliated Third Party Acquisitions

Tucson Medical Center – Tucson, Arizona

On October 24, 2007, our board of directors approved the acquisition of Tucson Medical Center, located in Tucson, Arizona. We anticipate purchasing Tucson Medical Center for a purchase price of $21,125,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase using the LaSalle Line of Credit. We expect to pay our Advisor and its affiliate an acquisition fee of $634,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the fourth quarter of 2007; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Tucson Medical Center.

Northmeadow Medical Center – Roswell, Georgia

On October 24, 2007, our board of directors approved the acquisition of Northmeadow Medical Center, located in Roswell, Georgia. We anticipate purchasing Northmeadow Medical Center for a purchase price of $11,850,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase using the LaSalle Line of Credit. We expect to pay our Advisor and its affiliate an acquisition fee of $356,000, or approximately 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the fourth quarter of 2007; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Northmeadow Medical Center.

Interest Rate Swaps

On October 12, 2007, we executed an interest rate swap agreement with Wachovia in connection with the $14,500,000 secured loan on the 1 and 4 Market Exchange property, or the Market Exchange loan. Pursuant to the terms of the original promissory note, the Market Exchange loan bears interest, at our option, at a per annum rate equal to either: (a) 30-day LIBOR plus 1.35%; or (b) the Prime Rate, as announced by Wachovia Financial from time to time. As a result of the interest rate swap agreement, the Market Exchange loan bears interest at an effective fixed rate of 5.97% per annum from September 28, 2007 through September 28, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on November 1, 2007.

On October 19, 2007, we executed an interest rate swap agreement with KeyBank in connection with the $30,500,000 secured loan on the EFSC property, or the EFSC loan. Pursuant to the terms of the original promissory note, the EFSC loan bears interest, at our option, at a per annum rate equal to either: (a) a rate equal to the greater of: (i) the prime rate, as established from time to time by KeyBank, or (ii) 1.0% in excess of the federal funds effective rate, as defined in the loan agreement; or (b) the Adjusted LIBOR Rate, as defined in the loan agreement. As a result of the interest rate swap agreement, the EFSC loan bears interest at an effective fixed rate of 6.02% per annum from November 1, 2007 through October 1, 2010; and provides for monthly principal and interest payments due on the tenth day of each calendar month commencing on November 10, 2007.

NNN Healthcare/Office REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Line of Credit

As of November 13, 2007, we have repaid $29,300,000 on the LaSalle Line of Credit and $6,400,000 remains outstanding.

EFSC Loan

On October 22, 2007, we met the requirements of the EFSC loan and received the $4,500,000 loan holdback held in escrow from KeyBank pursuant to the loan agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Healthcare/Office REIT, Inc. and our subsidiaries, including NNN Healthcare/Office REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2007, together with our results of operations for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 and cash flows for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

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

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Healthcare/Office REIT Advisor, LLC, or our Advisor,

or its affiliates did not count toward the minimum offering. As of October 31, 2007, we had received and accepted subscriptions in our Offering for 18,059,074 shares of our common stock, or $180,368,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through NNN Healthcare/Office REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our Advisor and Triple Net Properties, LLC, the managing member of our Advisor. The Advisory Agreement had a one-year term that expired on September 19, 2007, and was subject to successive one-year renewals. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal, for one year ending on October 24, 2008, of our Advisory Agreement. Our Advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the Boards of Directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of September 30, 2007, we had purchased 14 properties comprising 1,547,000 square feet of gross leasable area, or GLA.

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

In September 2006, the FASB issued Statements of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

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

Affiliate Acquisitions

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

Southpointe Office Parke and Epler Parke I – Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has fee simple ownership of Southpointe Office Parke and Epler Parke I, located in Indianapolis, Indiana, or the Southpointe property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. See Capital Resources — Financing, for a further discussion. The balance was provided by funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Crawfordsville Medical Office Park and Athens Surgery Center – Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has fee simple ownership of Crawfordsville Medical Office Park and Athens Surgery Center, located in Crawfordsville, Indiana, or the Crawfordsville property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from our Sponsor. See Capital Resources — Financing, for a further discussion. The balance was provided by funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

The Gallery Professional Building – St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, located in St. Paul, Minnesota, or the Gallery property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from our Sponsor. See Capital Resources — Financing, for a further discussion. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $264,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Lenox Office Park, Building G – Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan of $12,000,000 on the property with LaSalle. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion. The balance of the purchase price was provided by funds raised through our Offering. An acquisition fee of $555,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Unaffiliated Third Party Acquisitions

Commons V Medical Office Building – Naples, Florida

On April 24, 2007, we acquired Commons V Medical Office Building, located in Naples, Florida, or the Commons V property, from an unaffiliated third party, for a purchase price of $14,100,000, plus closing costs. We financed the purchase price using funds raised through our Offering. An acquisition fee of $423,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. In addition, a real estate commission of $300,000, or approximately 2.0% of the purchase price, was paid to Grubb & Ellis. On May 14, 2007, we entered into a loan, secured by the Commons V property, with Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The proceeds from this loan were used to purchase the Thunderbird Medical Plaza as described below. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion.

Yorktown Medical Center and Shakerag Medical Center – Fayetteville and Peachtree City, Georgia

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center, located in Fayetteville, Georgia and Peachtree City, Georgia, respectively, which we collectively refer to as the Peachtree property, for a total purchase price of $21,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price through a secured loan with Wachovia as evidenced by a promissory note in the principal amount of $13,530,000 and by funds raised through our Offering. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion. An acquisition fee of $645,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Thunderbird Medical Plaza – Glendale, Arizona

On May 15, 2007, we acquired Thunderbird Medical Plaza, located in Glendale, Arizona, from an unaffiliated third party for a total purchase price of $25,000,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $9,651,000 in net proceeds from the $10,000,000 loan from Wachovia secured by the Commons V property (described above) and funds raised through our Offering. An acquisition fee of $750,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. On June 8, 2007, we entered into a loan, secured by the Thunderbird property, with Wachovia, evidenced by a promissory note in the principal amount of $14,000,000. The proceeds from this loan were used to purchase Triumph Hospital Northwest and Triumph Hospital Southwest as described below. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion.

Triumph Hospital Northwest and Triumph Hospital Southwest – Houston and Sugar Land, Texas

On June 8, 2007, we acquired Triumph Hospital Northwest, located in Houston, Texas, and Triumph Hospital Southwest, located in Sugar Land, Texas, which we collectively refer to as the Triumph Hospital Portfolio, for a total purchase price of $36,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $12,605,000 in net proceeds from the loan from Wachovia secured by the Thunderbird property (described above), $20,975,000 from funds raised through our Offering and the balance of $4,000,000 from an unsecured loan from our Sponsor. See Capital Resources — Unsecured Note Payables to Affiliate, for a further discussion. An acquisition fee of $1,095,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Gwinnett Professional Center – Lawrenceville, Georgia

On July 27, 2007, we acquired the Gwinnett Professional Center, located in Lawrenceville, Georgia, or the Gwinnett property, for a purchase price of $9,300,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of debt financing consisting of a $6,000,000 loan assumed with a current principal balance of $5,734,000 secured by the Gwinnett property from LaSalle and funds raised through our Offering. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion. An acquisition fee of $279,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

1 and 4 Market Exchange – Columbus, Ohio

On August 15, 2007, we acquired 1 Market Exchange, 4 Market Exchange and a vacant parcel of land, located in Columbus, Ohio, which we collectively refer to as the 1 and 4 Market property, for a total purchase price of $21,900,000, plus closing costs. We acquired the property from unaffiliated third parties. We financed the purchase price using funds raised through our Offering. An acquisition fee of $657,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate. On September 28, 2007, we entered into a loan, secured by the 1 and 4 Market property, with Wachovia, evidenced by a promissory note in the principal amount of $14,500,000. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion.

Kokomo Medical Office Park – Kokomo, Indiana

On August 30, 2007, we acquired the Kokomo Medical Office Park, located in Kokomo, Indiana, or the Kokomo property, for a total purchase price of $13,350,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of funds raised through our Offering and the balance of $1,300,000 from an unsecured loan from our Sponsor. See Capital Resources — Financing — Unsecured Note Payables to Affiliate, for a further discussion. An acquisition fee of $401,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

St. Mary Physicians Center – Long Beach, California

On September 5, 2007, we acquired St. Mary Physicians Center, located in Long Beach, California, or the St. Mary property, for a purchase price of $13,800,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $8,280,000 from a loan secured by the St. Mary property and the balance of $6,100,000 from an unsecured loan from our Sponsor. See Capital Resources — Financing, for a further discussion. An acquisition fee of $414,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

2750 Monroe Boulevard – Valley Forge, Pennsylvania

On September 10, 2007, we acquired 2750 Monroe Boulevard, located in Valley Forge, Pennsylvania, or the 2750 Monroe property, for a total purchase price of $26,700,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with approximately

$27,870,000 in borrowings under a secured revolving line of credit with LaSalle. See Capital Resources — Financing — Line of Credit, for a further discussion. An acquisition fee of $801,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

East Florida Senior Care Portfolio – Jacksonville, Winter Park and Sunrise, Florida

On September 28, 2007, we acquired the East Florida Senior Care Portfolio, located in Jacksonville, Winter Park and Sunrise, Florida, or the EFSC property, for a total purchase price of $52,000,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $24,918,000 in net proceeds from a $26,000,000 loan (net of a $4,500,000 loan holdback) from KeyBank National Association, or KeyBank, secured by the EFSC property, $11,000,000 in borrowings under a secured revolving line of credit with LaSalle and the balance with funds raised through our Offering. See Capital Resources — Financing — Mortgage Loan Payables, for a further discussion. An acquisition fee of $1,560,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Leverage

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with our first four acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of November 13, 2007, our leverage does not exceed 300.0%. We may, with a majority of our independent directors’ authority, exceed our charter’s leverage guidelines again during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

Proposed Unaffiliated Third Party Acquisition

St. Rita’s Medical Center Portfolio – Lima, Ohio

On July 31, 2007, our board of directors approved the acquisition of the St. Rita’s Medical Center Portfolio, located in Lima, Ohio. We anticipate purchasing the St. Rita’s Medical Center Portfolio for a purchase price of $25,750,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase using our secured revolving line of credit with LaSalle. We expect to pay our Advisor and its affiliate an acquisition fee of $773,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the fourth quarter of 2007; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of St. Rita’s Medical Center.

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

Scheduled Lease Expirations

As of September 30, 2007, our consolidated properties were 91.5% leased. 1.8% of the leased GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term.

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

We had limited results of operations for the period from April 28, 2006 (Date of Inception) through September 30, 2006.

Net Loss

For the three months ended September 30, 2007 and 2006, we had a net loss of $1,933,000 and $50,000, respectively, or $(0.15) and $(88.84) per share, respectively, due to revenue of $4,787,000 and $0, respectively, offset by rental expenses of $1,562,000 and $0, respectively, general and administrative expenses of $935,000 and $50,000, respectively, depreciation and amortization of $3,048,000 and $0, respectively, interest expense of $1,286,000 and $0, respectively, and interest income of $111,000 and $0, respectively.

For the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, we had a net loss of $3,669,000 and $50,000, respectively, or $(0.53) and $(141.88) per share, respectively, due to revenue of $8,711,000 and $0, respectively, offset by rental expenses of $3,065,000 and $0, respectively, general and administrative expenses of $1,957,000 and $50,000, respectively, depreciation and amortization of $5,252,000 and $0, respectively, interest expense of $2,302,000 and $0, respectively, and interest income of $196,000 and $0, respectively.

Revenue

For the three months ended September 30, 2007 and 2006, revenue was comprised of $4,787,000 and $0 in rental income, respectively. The increases were primarily related to a full quarter of rental income at the Southpointe property, the Crawfordsville property, the Gallery property, the Lenox property, the Commons V property, the Peachtree property, the Thunderbird property and the Triumph Hospital Portfolio. In addition to the increase, we received rental income from the Gwinnett property for 66 days, the 1 and 4 Market property for 47 days, the Kokomo property for 32 days, the St. Mary property for 26 days, the 2750 Monroe property for 21 days and the EFSC property for three days.

For the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, revenue was comprised of $8,711,000 and $0 in rental income, respectively. The increases were primarily related to two full quarters of rental income at the Southpointe property, the Crawfordsville property, the Gallery property and the Lenox property. Also, the increase was related to a full quarter of rental income at the Commons V property, the Peachtree property, the Thunderbird property and the Triumph Hospital Portfolio. In addition to the increase, we received rental income from the Gwinnett property for 66 days, the 1 and 4 Market property for 47 days, the Kokomo property for 32 days, the St. Mary property for 26 days, the 2750 Monroe property for 21 days and the EFSC property for three days.

Rental Expense

For the three months ended September 30, 2007 and 2006, rental expense was $1,562,000 and $0, respectively. Rental expense represents expense for a full quarter at the Southpointe property, the Crawfordsville property, the Gallery property, the Lenox property, the Commons V property, the Peachtree property, the Thunderbird property and the Triumph Hospital Portfolio. In addition to the increase, rental expense was comprised of the Gwinnett property for 66 days, the 1 and 4 Market property for 47 days, the Kokomo property for 32 days, the St. Mary property for 26 days, the 2750 Monroe property for 21 days and the EFSC property for three days.

For the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, rental expense was $3,065,000 and $0, respectively. Rental expense represents expense for two full quarters at the Southpointe property, the Crawfordsville property, the Gallery property and the Lenox property. Also, the increase was related to a full quarter of rental expense at the Commons V property, the Peachtree property, the Thunderbird property and the Triumph Hospital Portfolio. In addition to the increase, rental expense was comprised of the Gwinnett property for 66 days, the 1 and 4 Market property for 47 days, the Kokomo property for 32 days, the St. Mary property for 26 days, the 2750 Monroe property for 21 days and the EFSC property for three days.

General and Administrative

For the three months ended September 30, 2007 and 2006, general and administrative expense was $935,000 and $50,000, respectively. General and administrative expenses consisted primarily of third-party professional legal, accounting fees related to our SEC filing requirements, asset management fees, board of directors fees and retainer and director and officer’s insurance.

For the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, general and administrative expense was $1,957,000 and $50,000, respectively. General and administrative expenses consisted primarily of third-party professional legal, accounting fees related to our SEC filing requirements, asset management fees, board of directors fees and retainer and director and officer’s insurance.

Depreciation and Amortization

For the three months ended September 30, 2007 and 2006, depreciation and amortization expense was comprised primarily of depreciation on the properties of $1,411,000 and $0, respectively, and amortization of identified intangible assets of $1,635,000 and $0, respectively. The increase from prior quarter is due to the increase in the number of properties.

For the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, depreciation and amortization expense was comprised primarily of depreciation on the properties of $2,312,000 and $0, respectively, and amortization of identified intangible assets of $2,937,000 and $0, respectively. The increase from prior quarter is due to the increase in the number of properties.

Depreciation and amortization is calculated based on our depreciation and amortization policies as set forth in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interest Expense

For the three months ended September 30, 2007 and 2006, interest expense was related to interest expense primarily on our mortgage loan payables and line of credit of $1,242,000 and $0, respectively, interest expense on the unsecured note payables to NNN Realty Advisors of $7,000 and $0, respectively, and amortization of loan fees associated with acquiring the mortgage loan payables of $37,000 and $0, respectively, that are being amortized to interest expense over the terms of the related mortgage note payables.

For the nine months ended September 30, 2007 and for the period from April 28 (Date of Inception) through September 30, 2006, interest expense was related to interest expense primarily on our mortgage loan payables and line of credit of $2,164,000 and $0, respectively, interest expense on the unsecured note payables to NNN Realty Advisors of $84,000, and $0, respectively, and amortization of loan fees associated with acquiring the mortgage loan payables of $54,000 and $0, respectively, that are being amortized to interest expense over the terms of the related mortgage note payables.

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

We currently anticipate that we will require up to $5,331,000 for the next 12 months for capital expenditures. We have reserves with lenders for such capital expenditures of $2,839,000 as of September 30, 2007. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in our Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Cash Flows

Cash flows from operating activities for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, were $2,963,000 and $0, respectively. Such cash flows related primarily to operations from the properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties and have a full year of operations.

Cash flows used in investing activities for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006 were $258,510,000 and $0, respectively. In 2007, such cash flows related primarily to the acquisition of our 14 properties in the amount of $253,574,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, were $259,857,000 and $202,000, respectively. In 2007, such cash flows related primarily to funds raised from investors in the amount of $157,281,000, borrowings on mortgage loan payables and unsecured note payables to affiliate of $106,210,000 and net borrowings under the line of credit of $35,700,000 partially offset by principal repayments of $19,921,000 on unsecured loans, offering costs of $16,130,000 and distributions of $1,638,000. Additional cash outflows related to debt financing costs of $1,668,000 in relation to the acquisitions. In 2006, such cash flows related to $2,000 from the sale of 200 shares of our common stock to our Advisor and $200,000 invested in our Operating Partnership from our Advisor. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

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

On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007. Distributions are paid monthly.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders.

For the nine months ended September 30, 2007, we paid distributions of $1,638,000 from cash flow from operations of $2,963,000 for the period. However, as of September 30, 2007, we owed $632,000 to our Advisor and its affiliates for operating expenses, on-site personnel and engineering payroll and asset and property management fees, which will be paid from cash flow from operations in the future.

Our Advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of September 30, 2007, no amounts due to our Advisor or its affiliates have been forgiven. In the future, if our Advisor or its affiliates do not defer or forgive amounts due to them and as a result if our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the nine months ended September 30, 2007, our funds from operations, or FFO, was $1,583,000. We paid distributions of $1,638,000, of which $1,583,000 was paid from FFO and the remainder from proceeds from our Offering. See our disclosure regarding FFO below.

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

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% in connection with our first four acquisitions. The board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of November 13, 2007, our leverage does not exceed 300.0%. We may, with a majority of our independent directors’ authority, exceed our charter’s leverage guidelines during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

Mortgage Loan Payables

Mortgage loan payables were $123,433,000 ($123,331,000, net of discount) and $0 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 5.52% to 6.52% per annum and the weighted-average effective interest rate of 6.01% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios and rent coverage ratios, and reporting requirements. As of September 30, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of September 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables	Loan Payables
	Interest	Maturity	as of	as of
Property	Rate	Date	September 30, 2007	December 31, 2006

Fixed Debt:
Southpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$—
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/1/2016	4,264,000	—
The Gallery Professional Building	5.76%	3/1/2017	6,000,000	—
Lenox Office Park, Building G	5.88%	2/1/2017	12,000,000	—
Commons V Medical Office Building	5.54%	6/11/2017	10,000,000	—
Yorktown Medical Center and Shakerag Medical Center	5.52%	5/11/2017	13,530,000	—
Thunderbird Medical Plaza	5.67%	6/11/2017	14,000,000	—
Gwinnett Professional Center	5.88%	1/1/2014	5,713,000
St. Mary Physicians Center	5.80%	9/4/2009	8,280,000

			82,933,000	—
Variable Debt:
1 and 4 Market Exchange	Variable *	9/30/2010	14,500,000
East Florida Senior Care Portfolio	Variable **	10/1/2010	26,000,000

			40,500,000	—

	Total fixed and variable debt		123,433,000	—

	Less: discount		(102,000)	—

	Mortgage loan payables		$123,331,000	$—

* At our option, the loan bears interest at per annum rates equal to: (a) 30-day LIBOR plus 1.35%; or (b) the Prime Rate, as announced by Wachovia Financial from time to time. As of September 30, 2007, the rate was 6.47%.

** At our option, the loan bears interest at per annum rates equal to: (a) a rate equal to the greater of: (i) the prime rate, as established from time to time by KeyBank, or (ii) 1.0% in excess of the federal funds effective rate, as defined in the loan agreement; or (b) the Adjusted LIBOR Rate, as defined in the loan agreement. As of September 30, 2007, the rate was 6.52%.

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

On June 8, 2007, we entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $4,000,000. The unsecured note provided for a maturity date of December 8, 2007. The $4,000,000 unsecured note bore interest at a fixed rate of 6.82% per annum and required monthly interest-only payments for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.82% per annum. On June 28, 2007, we repaid all outstanding principal and accrued interest on the unsecured note.

On August 30, 2007 and September 5, 2007, we entered into unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes in the principal amounts of $1,300,000 and $6,100,000, respectively. The unsecured notes provided for maturity dates of March 1, 2008 and March 5, 2008, respectively. The $1,300,000 and $6,100,000 unsecured notes bore interest at a fixed rate of 6.85% and 6.86% per annum, respectively, and required monthly interest-only payments for the terms of the unsecured notes. The unsecured notes provided for default interest rates in an event of default equal to 8.85% and 8.86% per annum, respectively. On September 4, 2007 and September 11, 2007, we repaid all outstanding principal and accrued interest on both the $1,300,000 and $6,100,000 unsecured notes, respectively.

Because these loans were related party loans, the terms of the loans and the unsecured notes, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Line of Credit

On September 10, 2007, we entered into a loan agreement, or the Loan Agreement, with LaSalle to obtain a secured revolving credit facility in an aggregate maximum principal amount of $50,000,000, or the LaSalle Line of Credit. The proceeds of loans made under the Loan Agreement may be used to finance the purchase of properties or, provided no event of default has occurred and is continuing, may be used for any other lawful purpose. In addition to loans, our Operating Partnership may obtain up to $10,000,000 of the credit available under the Loan Agreement in the form of letters of credit. The initial term of the Loan Agreement is three years, which may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) LIBOR plus a margin ranging from 1.45% to 1.60%, depending on the ratio of outstanding amounts under the Loan Agreement to the value of the collateral securing the Loan Agreement, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate plus 0.50%, or (c) a combination of these rates. Accrued interest under the Loan Agreement is payable monthly and at maturity. In addition to interest, we are required to pay a fee on the unused portion of the lenders’ commitments under the Loan Agreement at a per annum rate equal to 0.20%, payable quarterly in arrears, beginning with the quarter ending December 31, 2007.

Our obligations with respect to the Loan Agreement are guaranteed by us and by our subsidiaries that own properties that serve as collateral for the Loan Agreement.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our Operating Partnership, as applicable: (a) a minimum ratio of operating cash flow to interest expense, (b) a minimum ratio of operating cash flow to fixed charges, (c) a maximum ratio of liabilities to asset value, (d) a maximum distribution covenant and (e) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type.

As of September 30, 2007 and December 31, 2006, borrowings under the LaSalle Line of Credit totaled $35,700,000 and $0, respectively. Borrowings as of September 30, 2007 bore interest at a weighted-average interest rate of 7.08% per annum.

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

Commitments and Contingencies

Our organizational, offering and related expenses are being paid by our Advisor and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of September 30, 2007 and December 31, 2006, our Advisor or its affiliates have incurred expenses of $990,000 and $1,728,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 10, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest on outstanding indebtedness. As of September 30, 2007, we had fixed and variable mortgage loan payables and the LaSalle Line of Credit outstanding secured by our properties, in the principal amount of $159,133,000 ($159,031,000, net of discount). As of September 30, 2007, the weighted-average interest rate on our outstanding debt was 6.77% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables and the LaSalle Line of Credit as of September 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2012)	(After 2012)	Total

Principal payments — variable rate debt	$—	$—	$40,500,000	$—	$40,500,000
Principal payments — fixed rate debt	14,000	8,738,000	2,561,000	71,620,000	82,933,000
Line of credit	—	—	35,700,000	—	35,700,000
Interest payments — variable rate debt (based on rate in effect as of September 30, 2007)	446,000	5,194,000	1,458,000	—	7,098,000
Interest payments — fixed rate debt	1,202,000	9,538,000	12,748,000	16,157,000	39,645,000
Interest payments — line of credit	632,000	5,057,000	1,897,000	—	7,586,000

Total	$2,294,000	$28,527,000	$94,864,000	$87,777,000	$213,462,000

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006:

				Period from
				April 28, 2006
				(Date of
				Inception)
	Three Months Ended		Nine Months	through
	September 30,		Ended September 30,	September 30,
	2007	2006	2007	2006

Net loss	$(1,933,000)	$(50,000)	$(3,669,000)	$(50,000)
Add:
Depreciation and amortization — consolidated properties	3,048,000	—	5,252,000	—

FFO	$1,115,000	$(50,000)	$1,583,000	$(50,000)

Weighted average common shares outstanding — basic and diluted	13,223,746	559	6,939,820	350

Subsequent Events

Status of our Offering

As of October 31, 2007, we had received and accepted subscriptions in our Offering for 18,059,074 shares of our common stock, or $180,368,000, excluding shares issued under the DRIP.

Proposed Unaffiliated Third Party Acquisitions

Tucson Medical Center – Tucson, Arizona

On October 24, 2007, our board of directors approved the acquisition of Tucson Medical Center, located in Tucson, Arizona. We anticipate purchasing the Tucson Medical Center for a purchase price of $21,125,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase using the LaSalle Line of Credit. We expect to pay our Advisor and its affiliate an acquisition fee of $634,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the fourth quarter of 2007; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition Tucson Medical Center.

Northmeadow Medical Center – Roswell, Georgia

On October 24, 2007, our board of directors approved the acquisition of Northmeadow Medical Center, located in Roswell, Georgia. We anticipate purchasing the Northmeadow Medical Center for a purchase price of $11,850,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase using the LaSalle Line of Credit. We expect to pay our Advisor and its affiliate an acquisition fee of $356,000, or approximately 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the fourth quarter of 2007; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Northmeadow Medical Center.

Interest Rate Swaps

On October 12, 2007, we executed an interest rate swap agreement with Wachovia in connection with the $14,500,000 secured loan on the 1 and 4 Market Exchange property, or the Market Exchange loan. Pursuant to the terms of the original promissory note, the Market Exchange loan bears interest, at our option, at a per annum rate equal to either: (a) 30-day LIBOR plus 1.35%; or (b) the Prime Rate, as announced by Wachovia Financial from time to time. As a result of the interest rate swap agreement, the Market Exchange loan bears interest at an effective fixed rate of 5.97% per annum from September 28, 2007 through September 28, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on November 1, 2007.

On October 19, 2007, we executed an interest rate swap agreement with KeyBank in connection with the $30,500,000 secured loan on the EFSC property, or the EFSC loan. Pursuant to the terms of the original promissory note, the EFSC loan bears interest, at our option, at a per annum rate equal to either: (a) a rate equal to the greater of: (i) the prime rate, as established from time to time by KeyBank, or (ii) 1.0% in excess of the federal funds effective rate, as defined in the loan agreement; or (b) the Adjusted LIBOR Rate, as defined in the loan agreement. As a result of the interest rate swap agreement, the EFSC loan bears interest at an effective fixed rate of 6.01% per annum from November 1, 2007 through October 1, 2010; and provides for monthly principal and interest payments due on the tenth day of each calendar month commencing on November 10, 2007.

Line of Credit

As of November 13, 2007, we have repaid $29,300,000 on the LaSalle Line of Credit and $6,400,000 remains outstanding.

EFSC Loan

On October 22, 2007, we met the requirements of the EFSC loan and received the $4,500,000 loan holdback held in escrow from KeyBank pursuant to the loan agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, we had not commenced real estate operations and therefore had limited exposure to financial market risks. During the nine months ended September 30, 2007, we assumed or entered into fixed and variable rate mortgage loan payables and a secured line of credit secured by our 14 properties.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$14,000	$150,000	$8,588,000	$545,000	$73,636,000	$82,933,000	$81,728,000
Weighted-average interest rate on maturing debt	5.88%	5.74%	5.80%	5.68%	5.76%	5.77%	—
Variable rate debt - principal payments	—	—	—	$76,200,000	—	$76,200,000	$76,200,000
Weighted-average interest rate on maturing debt (based on rates in effect as of September 30, 2007)	—	—	—	6.77%	—	6.77%	—

As of September 30, 2007, our debt consisted of fixed and variable mortgage loan payables in the principal amount of $123,433,000 ($123,331,000, net of discount), at a weighted-average interest rate of 6.01% per annum. As of September 30, 2007, we had $35,700,000 outstanding on our line of credit at a weighted-average interest rate of 7.08%.

An increase in the variable interest rate on the line of credit and our variable rate mortgage loan payables constitutes a market risk. As of September 30, 2007, for example a 0.5% increase in LIBOR would have increased our overall annual interest expense by $381,000, or 7.38%.

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

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our disclosure controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of September 30, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our initial public offering in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our DRIP for $9.50 per share aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, which was declared effective by the SEC on September 20, 2006. The offering will terminate no later than September 20, 2009.

As of September 30, 2007, we had received and accepted subscriptions for 15,813,538 shares of our common stock, or $157,955,000. As of September 30, 2007, a total of $1,262,000 in distributions were reinvested and 132,829 shares were issued under the DRIP.

As of September 30, 2007, we have incurred marketing support fees of $3,941,000, selling commissions of $10,915,000 and due diligence expense reimbursements of $91,000. We have also incurred organizational and offering expenses of $2,372,000. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed from the gross proceeds of our Offering.

As of September 30, 2007, we have used $131,585,000 in offering proceeds to purchase our 14 properties and repay debt incurred in connection with such acquisitions.

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

NNN Healthcare/Office REIT, Inc.
(Registrant)

November 13, 2007	By:	/s/ SCOTT D. PETERS

Date		Scott D. Peters
Chief Executive Officer and President (principal executive officer)

November 13, 2007	By:	/s/ SHANNON K S JOHNSON

Date		Shannon K S Johnson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
3.2	Bylaws of Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11, filed on April 28, 2006 (File No. 333-133652) and incorporated herein by reference).
10.1	Real Estate Purchase Agreement between Triple Net Properties, LLC and Gwinnett Professional Center, Ltd., dated May 23, 2007 (included as Exhibit 10.1 to our Form 8-K filed August 2, 2007 and incorporated herein by reference)
10.2	Assignment and Assumption of Real Estate Purchase Agreement by Triple Net Properties, LLC to NNN Healthcare/Office REIT Gwinnett, LLC, dated July 27, 2007 (included as Exhibit 10.2 to our Form 8-K filed August 2, 2007 and incorporated herein by reference)
10.3	Loan Assumption and Substitution Agreement among NNN Healthcare/Office REIT Gwinnett, LLC; NNN Healthcare/Office REIT, Inc.; Gwinnett Professional Center, Ltd.; Harvey B. Tauber and Miles H. Mason, dated July 27, 2007 (included as Exhibit 10.3 to our Form 8-K filed August 2, 2007 and incorporated herein by reference)
10.4	Allonge to Note, by NNN Healthcare/Office REIT Gwinnett, LLC, in favor of LaSalle Bank National Association, date July 27, 2007 (included as Exhibit 10.4 to our Form 8-K filed August 2, 2007 and incorporated herein by reference)
10.5	Debt to Secure Debt Note by Gwinnett Professional Center, Ltd., in favor of Archon Financial, L.P., dated December 30, 2003 (included as Exhibit 10.5 to our Form 8-K filed August 2, 2007 and incorporated herein by reference)
10.6	Deed to Secure Debt, Assignment of Rents and Security Agreement by Gwinnett Professional Center, Ltd., to Archon Financial, L.P., dated December 30, 2003 (included as Exhibit 10.6 to our Form 8-K filed August 2, 2007 and incorporated herein by reference)
10.7	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among 4MX Partners, LLC, 515 Partners, LLC, Triple Net Properties, LLC and First American Title Insurance Company as escrow holder, dated July 30, 2007 (included as Exhibit 10.1 to our Form 8-K filed August 17, 2007 and incorporated herein by reference)
10.8	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Market Exchange, dated August 15, 2007 (included as Exhibit 10.2 to our Form 8-K filed August 17, 2007 and incorporated herein by reference)
10.9	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated June 12, 2007 (included as Exhibit 10.1 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)
10.10	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated June 25, 2007 (included as Exhibit 10.2 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)
10.11	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated July 10, 2007 (included as Exhibit 10.3 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)
10.12	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated July 26, 2007 (included as Exhibit 10.4 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)

10.13	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated August 7, 2007 (included as Exhibit 10.5 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)
10.14	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC, dated August 30, 2007 (included as Exhibit 10.6 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)
10.15	Unsecured Promissory Note by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated August 30, 2007 (included as Exhibit 10.7 to our Form 8-K filed September 6, 2007 and incorporated herein by reference)
10.16	Purchase Agreement by and between St. Mary Physicians Center, LLC and Triple Net Properties, LLC, dated June 26, 2007 (included as Exhibit 10.1 to our Form 8-K filed September 11, 2007 and incorporated herein by reference)
10.17	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT St. Mary Physician Center, LLC, dated September 5, 2007 (included as Exhibit 10.2 to our Form 8-K filed September 11, 2007 and incorporated herein by reference)
10.18	Note Secured by Deed of Trust by NNN Healthcare/Office REIT St. Mary Physician Center, LLC in favor of St. Mary Physicians Center, LLC, dated September 5, 2007 (included as Exhibit 10.3 to our Form 8-K filed September 11, 2007 and incorporated herein by reference)
10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, by NNN Healthcare/Office REIT St. Mary Physician Center, LLC in favor of St. Mary Physicians Center, LLC, dated September 5, 2007 (included as Exhibit 10.4 to our Form 8-K filed September 11, 2007 and incorporated herein by reference)
10.20	Unsecured Promissory Note by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated September 5, 2007 (included as Exhibit 10.5 to our Form 8-K filed September 11, 2007 and incorporated herein by reference)
10.21	Purchase Agreement by and between Lexington Valley Forge L.P. and Triple Net Properties, LLC, dated August 1, 2007 (included as Exhibit 10.1 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.22	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office Quest Diagnostics, LLC, dated September 10, 2007 (included as Exhibit 10.2 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.23	Loan Agreement by and between NNN Healthcare/Office REIT Holdings, L.P. and LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.3 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.24	Promissory Note by NNN Healthcare/Office REIT Holdings, L.P. in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.4 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.25	Contribution Agreement by NNN Healthcare/Office REIT Holdings, L.P. and NNN Healthcare/Office REIT Quest Diagnostics, LLC and NNN Healthcare/Office REIT Triumph, LLC, et al., dated September 10, 2007 (included as Exhibit 10.5 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.26	Guaranty of Payment by NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.6 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.27	Open End Real Property Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Quest Diagnostics, LLC for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.7 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.28	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (on the Triumph Hospital Northwest property) by NNN Healthcare/Office REIT Triumph, LLC for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.8 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)

10.29	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (on the Triumph Hospital Southwest property) by NNN Healthcare/Office REIT Triumph, LLC for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.9 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.30	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Quest Diagnostics, LLC, and NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.10 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.31	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Triumph, LLC, and NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.11 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.32	Joinder Agreement by NNN Healthcare/Office REIT Quest Diagnostics, LLC in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.12 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.33	Joinder Agreement by NNN Healthcare/Office REIT Triumph, LLC in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.13 to our Form 8-K filed September 14, 2007 and incorporated herein by reference)
10.34	Loan Agreement by and between NNN Healthcare/Office REIT Market Exchange, LLC and Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.1 to our Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.35	Promissory Note by NNN Healthcare/Office REIT Market Exchange, LLC in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.2 to our Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.36	Repayment Guaranty by NNN Healthcare/Office REIT, Inc. in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.3 to our Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.37	Open-End Mortgage, Assignment, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Market Exchange, LLC in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.4 to our Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.38	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Market Exchange, LLC and NNN Healthcare/Office REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.5 to our Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.39	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among Health Quest Realty XVII, Health Quest Realty XXII, Health Quest Realty XXXV and Triple Net Properties, LLC, dated August 6, 2007 (included as Exhibit 10.1 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.40	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office E Florida LTC, LLC, dated September 28, 2007 (included as Exhibit 10.2 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.41	Loan Agreement by and between NNN Healthcare/Office REIT E Florida LTC, LLC and KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.3 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.42	Promissory Note by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.4 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.43	Unconditional Payment Guaranty by NNN Healthcare/Office REIT, Inc. for the benefit of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.5 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.44	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Jacksonville) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.6 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)

10.45	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Winter Park) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.7 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.46	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Sunrise) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.8 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.47	Environmental and Hazardous Substances Indemnity Agreement by NNN Healthcare/Office REIT E Florida LTC, LLC for the benefit of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.9 to our Form 8-K filed October 4, 2007 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.