Form 10-K
period 2007-12-31
Grubb & Ellis Healthcare REIT, Inc.
filed 2008-03-25
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-133652

GRUBB & ELLIS HEALTHCARE REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-4738467 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑

As of June 20, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 10,523,026 shares of common stock outstanding held by non-affiliates of the registrant. No established market exists for the registrant’s shares of common stock.

As of March 14, 2008, there were 26,440,418 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

OUR COMPANY

Grubb & Ellis Healthcare REIT, Inc. (formerly known as NNN Healthcare/Office REIT, Inc.), a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2007 when we file our fiscal year 2007 tax return.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P. (formerly known as NNN Healthcare/Office REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC (formerly known as NNN Healthcare/Office REIT Advisor, LLC) , or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), who is the managing member of our advisor. The Advisory Agreement had a one-year term that expired on September 19, 2007 and was subject to successive one-year renewals upon the mutual consent of the parties. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal of our Advisory Agreement for a term of one year ending on October 24, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

Developments during 2007 and 2008

•	In February 2007, our board of directors increased our distribution rate from 6.50% to 7.25% per annum, to be paid beginning with our February 2007 monthly distribution which was paid in March 2007. Distributions are paid monthly.

•	On September 10, 2007, we entered into a loan agreement, or the Loan Agreement, with LaSalle National Bank Association, or LaSalle, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $50,000,000, or the LaSalle line of credit. The initial term of the Loan Agreement is three years, which may be extended by one 12-month period. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. On December 12, 2007, we entered into a Modification of the Loan Agreement to increase the aggregate maximum principal amount available under the LaSalle line of credit from $50,000,000 to $80,000,000 and to add KeyBank National Association, or KeyBank, as a lender under the LaSalle line of credit, which we refer to as our secured revolving line of credit with LaSalle and KeyBank.

•	As of December 31, 2007, we had acquired 20 properties, 15 of which are medical office buildings, three of which are healthcare-related facilities, and two of which are quality commercial office properties, comprising 2,233,000 square feet of gross leaseable area, or GLA, for an aggregate purchase price of $408,440,000, in 12 states.

•	In 2008, we acquired five additional medical office buildings comprising 343,000 square feet of GLA, for an aggregate purchase price of $70,800,000, in six states.

•	As of March 14, 2008, we had received and accepted subscriptions in our Offering for 25,933,558 shares of our common stock, or $259,042,000, excluding shares issued under the DRIP.

Our Structure

The following is a summary of our organizational structure as of December 31, 2007:

Grubb & Ellis Company (Sponsor)
100%
NNN Realty Advisors, Inc.
100%
100%
100%
Grubb & Ellis Realty Investors, LLC
Triple Net Properties Realty, Inc. (Property Manager)
Grubb & Ellis Securities, Inc. (dealer manager)
46% Nonmanaging Member
Grubb & Ellis Healthcare Management, LLC
75% Managing Member
25% Nonmanaging Member
Grubb & Ellis Healthcare REIT Advisor, LLC (advisor)
Property Management Agreements
Dealer Manager Agreement
General Public
Advisory Agreement
200 Shares
Grubb & Ellis Healthcare REIT, Inc. (REIT)
General Partner 99.99%
Limited Partner .01%
Grubb & Ellis Healthcare REIT Holdings, L.P. (Operating Partnership)
Southpointe Office Parke and Epler Parke I
Crawfordsville Medical Office Park and Athens Surgery Center
The Gallery Professional Building
Lenox Office Park Building G
Kokomo Medical Office Park
St. Mary Physicians Center
Commons V Medical Office Building
Yorktown Medical Center and Shakerag Medical Center
Thunderbird Medical Plaza
Triumph Hospital Portfolio
Gwinnett Professional Center
1 and 4 Market Exchange
2750 Monroe Boulevard
East Florida Senior Care Portfolio
Northmeadow Medical Center
Tucson Medical Office Portfolio
Lima Medical Office Portfolio
Highlands Ranch Healthcare Plaza
Park Place Office Park
Chesterfield Rehabilitation Center

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and the telephone number is (714) 667-8252. Our sponsor maintains a web site at www.gbe-reits.com at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at

www.gbe-reits.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

Our investment objectives are:

•	to pay regular cash distributions;

•	to preserve, protect and return our stockholders’ capital contributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.

We cannot assure our stockholders that we will attain these objectives or that our capital will not decrease. Our board of directors may change our investment objectives if it determines it is advisable and in the best interests of our stockholders.

Decisions relating to the purchase or sale of investments will be made by our advisor, subject to the oversight by our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance for a description of the background and experience of our directors and officers as well as the officers of our advisor.

Business Strategies

We will continue to invest in a diversified portfolio of real estate, focusing primarily on investments that produce current income. Our real estate investments focus on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. However, we do not presently intend to invest more than 15.0% of our total assets in real estate related securities. Our real estate related securities investments will generally focus on common and preferred stock of public or private real estate companies, collateralized mortgage-backed securities, other forms of mortgage debt and certain other securities, including collateralized debt obligations and foreign securities. We seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in real estate related securities.

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

For each of our investments, regardless of property type, our advisor seeks to ensure that we invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; and Supply and Demand. We focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the offering proceeds available for investment in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property: (1) not acquired for the purpose of producing rental or other operating income; or (2) with no development or construction in process or planned in good faith to commence within one year, will be considered unimproved or non-income producing property for purposes of this limitation.

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

Acquisition Strategies

Real Property Investments

We invest in a diversified portfolio of properties, focusing primarily on properties that produce current income. We generally seek investments in medical office buildings, healthcare-related facilities and quality commercial office properties.

Our advisor generally seeks to acquire properties on our behalf of the types described above that will best enable us to meet out investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, income-producing capacity and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

The consideration to be paid for each real estate investment must be authorized by a majority of our directors or a duly authorized committee of our board of directors, which is ordinarily based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board of directors so determines, or if the investment is to be acquired from an affiliate, the fair market value determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

Our investments in real estate generally include our holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons. See “— Joint Venture Investments” below.

In addition, we may purchase properties and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, no assurance can be given that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed or significantly reduced.

Our obligation to close a transaction involving the purchase of a real property asset is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;

•	audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders;

•	title insurance policies; and

•	liability insurance policies.

In determining whether to purchase a particular property, we may, in circumstances in which our advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option, if any, is normally surrendered if the property is not purchased, and is normally credited against the purchase price if the property is purchased. We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay to us in cash a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

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

We intend to obtain adequate insurance coverage for all properties in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. See “Risk Factors — Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce stockholders’ returns.”

Joint Venture Investments

We may enter into joint ventures, general partnerships and other arrangements with one or more entities or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture will own or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant-in-common syndications or transactions.

Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. See “Risk Factors — Risks Associated with Joint Ventures — We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flow or appreciation of an investment.”

We may only enter into joint ventures with other programs sponsored by Grubb & Ellis, or Grubb Ellis programs, or affiliates of our advisor or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of the independent directors, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions that are no less favorable than those that would be available to unaffiliated third parties.

Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest.

Securities Investments

We may invest in the following types of real estate related securities: (1) equity securities such as the common stock, preferred stock and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities, or CMBS, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, mezzanine loans, bridge loans, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.

Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of real estate related securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as (1) target mix of securities across a range of risk/reward characteristics, (2) exposure limits to individual securities and (3) exposure limits to securities subclasses (such as common equities, mortgage debt and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective real estate related securities investment including:

•	the position of the overall portfolio to achieve an optimal mix of real property and real estate related securities investments;

•	diversification benefits relative to the rest of the securities assets within our portfolio;

•	fundamental securities analysis;

•	quality and sustainability of underlying property cash flows;

•	broad assessment of macro economic data and regional property level supply and demand dynamics;

•	potential for delivering high current income and attractive risk-adjusted total returns; and

•	additional factors considered important to meeting our investment objectives.

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

Operating Strategies

Our primary operating strategy is to acquire suitable properties that meet our acquisition standards and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing augmented, where possible, by our advisor and its affiliates’ local asset and property management offices;

•	controlling operating expenses through the centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

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

The determination of whether a particular property or real estate related securities investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view towards maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The sales price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.

FINANCING POLICIES

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate related securities. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely effected if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and our real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2007, our aggregate borrowings were 58.2% of all of our properties’ and our real estate related securities’ combined fair market values.

Our aggregate secured and unsecured borrowings will be reviewed by our board of directors at least quarterly. Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable.

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% of the value of our net assets in connection with our first four acquisitions of real properties. Our board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for stockholders and preserve their capital. As of December 31, 2007, our leverage did not exceed 300.0% of the value of our net assets.

By operating on a leveraged basis, we will have more funds available for our investments. This generally allows us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure of a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.

Our advisor uses its best efforts to obtain financing on the most favorable terms available to us and will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification of assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from borrowing money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

BOARD REVIEW OF OUR INVESTMENT OBJECTIVES AND POLICIES

Our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) our borrowings have enabled us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

TAX STATUS

We have not yet qualified as a REIT. We intend to make the election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, when we file our tax return for the taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status when we file our fiscal year 2007 tax return, we will not benefit from the net loss we incurred for the year ended December 31, 2006.

DISTRIBUTION POLICY

In order to qualify as a REIT, we are required to distribute at least 90.0% of our annual ordinary taxable income to our stockholders. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions for a further discussion on distribution rates approved by our board of directors.

COMPETITION

We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors for the acquisition of medical office buildings, healthcare-related facilities and quality commercial office properties. During the acquisitions process, we compete with others who have a comparative advantage in terms of size, capitalization, depth of experience, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for real properties or real estate related securities which may reduce the number of opportunities available that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.

We face competition in leasing available medical office buildings, healthcare-related facilities and quality commercial office properties to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where other Grubb & Ellis programs own the same type of properties. In such a case, a conflict could arise in the leasing of our properties in the event that we and another program managed by Grubb & Ellis or its affiliates were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of our properties in the event that we and another program managed by Grubb & Ellis or its affiliates were to attempt to sell similar properties at the same time.

In addition, our advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that our advisor may establish differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with compliance with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.

Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

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

SIGNIFICANT TENANTS

As of December 31, 2007, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		GLA	Expiration
Tenant	Base Rent*	Base Rent	Property	(Square Feet)	Date

Institute for Senior Living of Florida	$4,095,000	11.2%	East Florida Senior Care Portfolio	355,000	05/31/14

*  Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

GEOGRAPHIC CONCENTRATION

As of December 31, 2007, we owned consolidated properties located in various states as follows:

			Percentage of
	State	2007 Annual	2007 Annual
Property	(Property Location)	Base Rent *	Base Rent

Thunderbird Medical Plaza	AZ	$1,868,000	5.1%
Tucson Medical Office Portfolio	AZ	1,516,000	4.2

Arizona Sub-total		3,384,000	9.3

Commons V Medical Office Building	FL	1,109,000	3.0
East Florida Senior Care Portfolio	FL	4,095,000	11.2

Florida Sub-total		5,204,000	14.2

Yorktown Medical Center and Shakerag Medical Center	GA	2,405,000	6.6
Gwinnett Professional Center	GA	1,136,000	3.1
Northmeadow Medical Center	GA	1,144,000	3.1

Georgia Sub-total		4,685,000	12.8

Southpointe Office Parke and Epler Parke I	IN	1,257,000	3.5
Crawfordsville Medical Office Park and Athens Surgery Center	IN	578,000	1.6
Kokomo Medical Office Park	IN	1,319,000	3.7

Indiana Sub-total		3,154,000	8.8

1 and 4 Market Exchange	OH	1,698,000	4.7
Lima Medical Office Portfolio	OH	1,917,000	5.3
Park Place Office Park	OH	1,879,000	5.1

Ohio Sub-total		5,494,000	15.1

St. Mary Physicians Center	CA	1,400,000	3.8
Highlands Ranch Medical Plaza	CO	1,651,000	4.5
The Gallery Professional Building	MN	986,000	2.7
Chesterfield Rehabilitation Center	MO	2,962,000	8.1
2750 Monroe Boulevard	PA	2,623,000	7.2
Lenox Office Park, Building G	TN	2,134,000	5.9
Triumph Hospital Northwest and Triumph Hospital Southwest	TX	2,768,000	7.6

Total		$36,445,000	100%

*  Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

EMPLOYEES

We have no employees and our executive officers are all employees of affiliates of our advisor. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. Our executive officers and key employees of affiliates of our advisor are compensated by affiliates of our advisor and will not receive any compensation from us for their services. However, our executive officers and key employees of affiliates of our advisor will be eligible for awards under our 2006 Incentive Plan. As of December 31, 2007, no awards had been granted to our executive officers or our advisor’s key employees under this plan.

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

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders’ ability to sell their shares. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares that may be repurchased annually. Our board of directors may also limit, suspend, terminate or amend our share repurchase plan upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by up to 11.5% of the gross offering proceeds, which will be used to pay selling commissions, the marketing support fee, due diligence expense reimbursements and organizational and offering expenses. We will also be required to use gross offering proceeds to pay acquisition fees, advisory fees and acquisition expenses. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for our shares. Thus, stockholders should consider their purchase of shares of our common stock as illiquid and a long-term investment, and be prepared to hold their shares for an indefinite length of time.

As of March 25, 2008, we have purchased 25 properties and have only identified two additional properties to acquire with the net proceeds we will receive from the future equity raise and stockholders are therefore unable to evaluate the economic merits of most of our future investments prior to purchasing shares of our common stock.

As of March 25, 2008, we have purchased 25 properties with the net proceeds from our Offering. As of March 25, 2008, we have only identified two additional potential properties to acquire with the net proceeds we will receive from our Offering. Other than these 27 properties, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our future investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or real estate related securities.

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

Even though our share repurchase plan may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year or in the event of death or disability, our stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days’ notice. Repurchase of shares, when requested, will generally be made quarterly. Repurchases will be limited to (1) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior 12 months, and (2) 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, our stockholders must present at least 25.0% of their shares for repurchase, and until three years following our Offering, repurchases will be made for less than they paid for their shares. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share repurchase plan at any particular time or at all.

We are conducting a best efforts offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our Offering is being made on a best efforts basis, whereby Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, and the broker-dealers participating in our Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. If we are unable to raise significant proceeds under our Offering, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase.

Our Offering is a fixed price offering and the fixed offering price may not accurately represent the current value of our assets at any particular time. Therefore, the purchase price our stockholders paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

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

On a limited basis, our stockholders may be able to sell their shares through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to (1) listing of shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or exchange securities of a publicly traded company; and (3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event by September 20, 2013, which is seven years from the effective date of our Offering prospectus. However, we cannot assure our stockholders that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share repurchase plan.

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

Risks Relating to Our Business

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

As of March 25, 2008, we have purchased 25 properties and have identified two additional property acquisitions. There may be a substantial period of time before the proceeds of our Offering are invested in suitable investments. Because we are conducting our Offering on a best efforts basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find any additional suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

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

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid with offering proceeds or borrowed funds.

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT. On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which was paid in March 2007. For the year ended December 31, 2007, we paid distributions of $5,996,000 from cash flow from operations of $7,005,000 for the period. The distributions paid in excess of our cash flow from operations was paid using proceeds from our Offering. As of December 31, 2007, we had an amount payable of $1,241,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of December 31, 2007, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In addition, for the year ended December 31, 2007, our funds from operations, or FFO, was $2,124,000. We paid the $3,872,000 of distributions in excess of FFO with proceeds from our Offering.

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

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or to make distributions to our stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our success is dependent on the performance of our advisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in identifying and advising on the acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our Offering prospectus or other periodic filings made with the SEC. We rely entirely on the management ability of our advisor, subject to the oversight of our board of directors. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the officers of our sponsor, who will manage our advisor, including Scott D. Peters and Andrea R. Biller, each of whom would be difficult to replace. We do not have key man life insurance on any of our sponsor’s key personnel. If our advisor or our sponsor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

The ongoing SEC investigation of Triple Net Properties, LLC could adversely impact our advisor’s ability to perform its duties to us.

On September 16, 2004, Triple Net Properties, LLC learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff has requested information from Triple Net Properties, LLC relating to disclosure in certain public and private securities offerings sponsored by Triple Net Properties, LLC and its affiliates during 1998 through 2004, or the Triple Net securities offerings. The SEC Staff also has requested information from NNN Capital Corp., the dealer manager for the Triple Net securities offerings and the dealer manager for our Offering. The SEC Staff has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents from each of Triple Net Properties and NNN Capital Corp.

Triple Net Properties and NNN Capital Corp., are engaged in settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to risk that the SEC Staff may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our advisor’s ability to conduct our Offering. Additionally, any resolution of this matter that reflects negatively on the reputation of Triple Net Properties or NNN Capital Corp., could materially and adversely affect the willingness of potential investors to invest in our Offering. The matters that are subject of this investigation could also give rise to claims against Triple Net Properties by investors in its programs. As this time, Triple Net Properties cannot assess the outcome of the investigation by the SEC. The SEC investigation could adversely impact our advisor’s ability to perform its duties to us, because our advisor is controlled by Triple Net Properties.

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

Our sponsor, Grubb & Ellis, or its affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of our sponsor’s other programs managed or advised by affiliates of our advisor. Officers and employees of our advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another one of our sponsor’s program. We cannot be sure that officers and employees acting for or on behalf of our advisor and on behalf of managers of our sponsor’s other programs will act in our best interests when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor and other entities or programs managed by its affiliates, our advisor may not cause us to invest in favorable investment opportunities that our advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

The conflicts of interest faced by our officers and our non-independent director may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operations and the value of their investment.

Some of our officers and our non-independent director are officers of our advisor, Grubb & Ellis Realty Investors, which manages our advisor, our sponsor and other affiliated entities which will receive fees in connection with our Offering and operations. Scott D. Peters is our chief executive officer, president and chairman of the board and also serves as the chief executive officer of our advisor, the chief executive officer, president and a director of our sponsor, chief executive officer of Grubb & Ellis Realty Investors and the chief executive officer, president and chairman of the board of NNN Realty Advisors. As of December 31, 2007, Mr. Peters owns approximately 2.0% of Grubb & Ellis’ outstanding common stock and he has de minimis ownership in several other programs of our sponsor. Shannon K S Johnson is our chief financial officer and also serves as a financial reporting manager of Grubb & Ellis Realty Investors. Ms. Johnson has de minimis equity ownership in our sponsor and no equity ownership in any of our sponsor’s other programs. Andrea R. Biller is our executive vice president and secretary and also serves as the executive vice president of our advisor, the general counsel and executive vice president of Grubb & Ellis Realty Investors, the general counsel, executive vice president and secretary of our sponsor and the general counsel, executive vice president, secretary and a director of NNN Realty Advisors. Ms. Biller owns less than 1.0% of our sponsor’s outstanding common stock and she has de minimis ownership in several of our sponsor’s other programs. Danny Prosky is our vice president — acquisitions and also serves as the managing director — Health Care Properties of Grubb & Ellis Realty Investors. Mr. Prosky has de minimus equity ownership in our sponsor, no equity ownership in other programs of our sponsor, and 3,000 shares of our common stock. In addition, each of Mr. Peters, Ms. Johnson, Ms. Biller and Mr. Prosky holds options to purchase a de minimis amount of our sponsor’s outstanding common stock. As of December 31, 2007, each of Mr. Peters and Ms. Biller own 18.0% membership interests in Grubb & Ellis Healthcare Management, LLC, which owns 25.0% of the membership interest of our advisor.

Some of the other programs of our sponsor in which our officers and non-independent director have invested and to which they provide services, have investment objectives similar to our investment objectives. These individuals have legal and fiduciary obligations to these entities which are similar to those they owe to us and our stockholders. As a result, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers and non-independent director, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investments.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

In the event that we enter into a joint venture with any other program sponsored or advised by our sponsor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other programs sponsored by Grubb & Ellis may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Grubb & Ellis programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.

Our advisor will face conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement between us, our operating partnership, our advisor and Grubb & Ellis Realty Investors and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor is entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. The fees our advisor is entitled to include, acquisition fees, asset management fees, property management fees and disposition fees. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of the Advisory Agreement, other than for cause. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor receives an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions.

The distribution payable to our advisor upon termination of the Advisory Agreement may influence decisions about terminating our advisor or our acquisition or disposition of investments.

Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders. The subordinated participation interest may require our operating partnership to make a distribution to our advisor upon termination of the Advisory Agreement, other than for cause, if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement. This distribution will not be paid if we terminate the Advisory Agreement after the listing of our shares. To avoid making this distribution, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the requirement to make this distribution, termination of the Advisory Agreement would be in the best interest of our stockholders. In addition, the requirement to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to the terminated advisor.

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

Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholder shares of our common stock. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of large block of our securities; or

•	removal of incumbent management.

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

Our charter permits our board of directors to change our investment objectives without seeking stockholder approval. Although our board of directors has fiduciary duties to our stockholders and intends only to change our investment objectives when our board of directors determines that a change is in the best interests of our stockholders, a change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.

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

We are not registered as an investment company under the Investment Company Act. If for any reason, we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to continue to operate in such a manner that we will not be subject to regulation under the Investment Company Act. In order to maintain our exemption from regulation under the Investment Company Act, we must comply with technical and complex rules and regulations.

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after our Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of our Offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to stockholders and possibly lower their returns.

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

Dilution and our Operating Partnership

Several potential events could cause the fair market and book value of our common stock to decline.

The value of our common stock could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances under the DRIP and up to 200,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities under our 2006 Incentive Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

Our advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our advisor is a special limited partner in our operating partnership. The special limited partner is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an 8.0% annual cumulative, non-compounded return. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from a property sale.

Our Seller Financing may Delay Liquidation or Reinvestment

Our stockholders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

If we sell one of our properties during liquidation, our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution of the proceeds of a sale until such time.

Risks Related to Investments in Real Estate

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.

We are subject to risks generally incident to the ownership of real property, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of their investment.

If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income producing properties, the real estate investments we make may not appreciate or may decrease in value.

If the real estate market is experiencing a substantial influx of capital from investors, this substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, the value of our investment may not appreciate or may decrease significantly below the amount we paid for such investment.

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

Due to recent natural disasters resulting in massive property destruction, prices for property insurance coverage have been increasing dramatically. We cannot assure that we will be able to obtain insurance premiums at reasonable rates. As a result, our cash flow could be adversely impacted by increased premiums which could adversely affect our ability to make distributions to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we are subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our real estate investments may be concentrated in medical office or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.

As a REIT, we invest primarily in real estate. Within the real estate industry, we intend primarily to acquire or selectively develop and own medical office buildings, healthcare-related facilities and quality commercial office properties. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.

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

Our medical office buildings, healthcare-related facilities and tenants may be unable to compete successfully.

Our medical office buildings and healthcare-related facilities often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.

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

Our costs associated with complying with the ADA may reduce our cash available for distributions.

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

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein, be charged to the tenants as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

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

The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders.

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

Some of our tenants of our medical office buildings and healthcare-related facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

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

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.

These factors may adversely affect the economic performance of some or all of our healthcare-related tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, our healthcare-related tenants are subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments, including risks relating to rising interest rates.

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

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities we may invest in are subject to all the risks of the underlying mortgage loans.

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

We have and intend to continue to finance a portion of the purchase price of our investments in real estate and real estate related securities by borrowing funds. We anticipate that, after an initial phase of our operations when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of our properties’ and real estate related securities’ combined fair market value of our assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-case reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of (a) the aggregate cost of our real property investments before non-cash reserves and depreciation and (b) the aggregate cost of our investments in real estate related securities. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Interest we pay on our debt obligations reduces cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

To the extent we borrow at fixed rates or enter into fixed interest rate swaps we will not benefit from reduced interest expense if interest rates decrease.

We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. To the extent we borrow at fixed rates or enter into fixed interest rate swaps we will not benefit from reduced interest expense if interest rates decrease.

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

In connection with the purchase of real estate, we have and may continue to enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could occur, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.

We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flow or appreciation of an investment.

We may enter into a joint venture agreement, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.

Federal Income Tax Risks

Failure to qualify as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We intend to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2007, but as of March 25, 2008, we are not qualified as a REIT. Our qualification as a REIT will depend on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100.0% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes.

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

Tax legislation enacted in 2003 and 2006 generally reduces the maximum tax rate for qualified dividends paid by corporations to individuals to 15.0% through 2010. Dividends paid by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15.0% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a prohibited transaction will be subject to a 100.0% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax exempt stockholder with respect to our common stock would constitute unrelated business taxable income if the stockholder incurs debt in order to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

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

Changes to federal income tax laws or regulations could adversely affect stockholders.

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

Employee Benefit Plan and IRA Risks

We, and our stockholders that are employee benefit plans or individual retirement accounts, or IRAs, will be subject to risks relating specifically to our having employee benefit plans and IRAs as stockholders, which risks are discussed below.

If our stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, or ERISA, or the Code as a result of an investment in our common stock, they could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts or IRAs investing in our common stock. If our stockholders are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity of the plan or IRA;

•	whether their investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Code, to the plan or IRA; and

•	the need to value the assets of the plan annually in accordance with ERISA and the Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, trustees or others purchasing shares should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan or IRA purchasing shares, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of investors plan or IRA, an investor should not purchase shares unless an administrative or statutory exemption applies to an investor purchase.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31 2007, we have not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We do not have an address separate from our advisor, Grubb & Ellis Realty Investors, or our sponsor Grubb & Ellis. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

Real Estate Investments

As of December 31, 2007, we owned 20 properties, 15 of which are medical office buildings, three of which are healthcare-related facilities, and two of which are quality commercial office properties, with an aggregate GLA of 2,233,000 square feet.

The following table presents certain additional information about our properties as of December 31, 2007:

							% Total of
					Date		Annual	Physical	Annual Rent
Property	Property Location	GLA (Sq Ft)	% of GLA	% Owned	Acquired	Annual Rent (1)	Rent	Occupancy	Per Sq Ft. (2)

Crawfords ville Medical Office Park and Athens Surgery Center	Crawfordsville, IN	29,000	1.3%	100%	01/22/07	$578,000	1.6%	100%	$19.63
Souhtpointe Office Parke and Epler I	Indianapolis, IN	97,000	4.3	100%	01/22/07	1,257,000	3.5	87.1	14.92
The Gallery Professional Building	St. Paul, MN	105,000	4.7	100%	03/09/07	986,000	2.7	58.9	15.87
Lenox Office Park, Building G	Memphis, TN	98,000	4.4	100%	03/23/07	2,134,000	5.9	100	21.81
Commons V Medical Office Building	Naples, FL	55,000	2.5	100%	04/24/07	1,109,000	3.0	100	20.12
Yorktown Medical Center and Shakerag Medical Center	Peachtree City/Fayetteville, GA	115,000	5.1	100%	05/02/07	2,405,000	6.6	85.1	24.59
Thunderbird Medical Plaza	Glendale, AZ	112,000	5.0	100%	05/15/07	1,868,000	5.1	72.8	22.87
Triumph Hospital Northwest and Triumph Hospital Southwest	Sugarland/Houston, TX	151,000	6.7	100%	06/08/07	2,768,000	7.6	100	18.36
Gwinnett Professional Center	Lawrenceville, GA	60,000	2.7	100%	07/27/07	1,136,000	3.1	80.7	23.44
1 and 4 Market Exchange	Columbus, OH	116,000	5.2	100%	08/15/07	1,698,000	4.7	92.6	15.85
Kokomo Medical Office Park	Kokomo, IN	87,000	3.9	100%	08/30/07	1,319,000	3.7	98.2	15.41
St. Mary Physicians Center	Long Beach, CA	67,000	3.0	100%	09/05/07	1,400,000	3.8	85.7	24.48
2750 Monroe Boulevard	Valley Forge, PA	109,000	4.9	100%	09/10/07	2,623,000	7.2	100	24.00
East Florida Senior Care Portfolio	Jacksonville, Sunrise, Winter, FL	355,000	15.9	100%	09/28/07	4,095,000	11.2	100	11.55
Northmeadow Medical Center	Roswell, GA	51,000	2.3	100%	11/15/07	1,144,000	3.1	93.1	24.10
Tucson Medical Office Portfolio	Tucson, AZ	111,000	5.0	100%	11/20/07	1,516,000	4.2	64.3	21.19
Lima Medical Office Portfolio	Lima, OH	188,000	8.4	100%	12/07/07	1,917,000	5.3	79.6	12.82
Highlands Ranch Medical Plaza	Highland Ranch, CO	82,000	3.8	100%	12/19/07	1,651,000	4.5	83.2	24.06
Park Place Office Park	Dayton, OH	133,000	5.9	100%	12/20/07	1,879,000	5.1	82.0	17.27
Chesterfield Rehabilitation Center	Chesterfield, MO	112,000	5.0	80.0%	12/20/07	2,962,000	8.1	100	26.45

Total/Weighted Avg		2,233,000	100%			$36,445,000	100%	88.6%	$18.41

(1)	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

(2)	Average annual rent per occupied square foot as of December 31, 2007.

We own fee simple interests in all of our properties except: (1) Lenox Office Park, Building G, (2) Tucson Medical Office Portfolio, and (3) Lima Medical Office Portfolio. Lenox Office Park, Building G is comprised of both Lenox Office Park, Building G, in which we hold a leasehold interest, and two vacant parcels of land, in which we own a fee simple interest. Tucson Medical Portfolio is comprised of two properties, one in which we hold a leasehold interest, and the other in which we own a fee simple interest. Lima Medical Office Portfolio consists of six medical office buildings, four of which we hold ground lease interests in certain condominiums within each building, and two of which we own a fee simple interest.

The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annual base rent, and percentage of annual rent as of December 31, 2007.

					% of Total
			% of Leased		Annual Rent
			Area		Represented by
	Number of	Total Sq. Ft. of	Represented by	Annual Rent Under	Expiring Leases
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	(1)

2008	45	107,000	5.6%	$2,003,000	5.3%
2009	54	118,000	6.1	2,437,000	6.4
2010	49	236,000	12.2	4,855,000	12.8
2011	45	253,000	13.1	5,569,000	14.7
2012	68	326,000	16.9	6,123,000	16.1
2013	33	225,000	11.7	4,056,000	10.7
2014	10	378,000	19.6	5,197,000	13.7
2015	19	25,000	1.3	308,000	0.8
2016	7	42,000	2.2	1,122,000	3.0
2017	12	84,000	4.4	1,550,000	4.0
Thereafter	4	133,000	6.9	4,734,000	12.5

Total	346	1,927,000	100%	$37,954,000	100%

(1) The annual rent percentage is based on the total annual contractual base rent as of December 31, 2007, which, in addition to leases with scheduled expirations as included in this table, includes certain tenants that have leases extended on a monthly basis.

Geographic Diversification/Concentration Table

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2007.

	No. of	GLA		2007 Annual	Percentage of 2007
State	Properties	(Square Feet)	% of GLA	Base Rent *	Annual Base Rent

Arizona	2	223,000	10.0%	$3,384,000	9.3%
California	1	67,000	3.0	1,400,000	3.8
Colorado	1	82,000	3.8	1,651,000	4.5
Florida	2	410,000	18.4	5,204,000	14.2
Georgia	3	226,000	10.1	4,685,000	12.8
Indiana	3	213,000	9.5	3,154,000	8.8
Minnesota	1	105,000	4.7	986,000	2.7
Missouri	1	112,000	5.0	2,962,000	8.1
Ohio	3	437,000	19.5	5,494,000	15.1
Pennsylvania	1	109,000	4.9	2,623,000	7.2
Tennessee	1	98,000	4.4	2,134,000	5.9
Texas	1	151,000	6.7	2,768,000	7.6

Total	20	2,233,000	100%	$36,445,000	100%

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

Indebtedness

As of December 31, 2007, we had mortgage loan payables outstanding on 16 of our consolidated properties, representing aggregate indebtedness in the principal amount of $185,899,000 ($185,801,000, net of discount) consisting of (1) $90,919,000 ($90,821,000, net of discount), or 48.9%, of fixed rate debt at a weighted-average interest rate of 5.79% per annum and (2) $94,980,000, or 51.1%, of variable rate debt at a weighted-average interest rate of 6.35% per annum. We had fixed rate interest rate swaps on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. In addition, as of December 31, 2007, we had $51,801,000 outstanding under our secured revolving line of credit with LaSalle and KeyBank at a weighted-average interest rate of 6.93% per annum. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 6 to Consolidated Financial Statements, Mortgage Loan Payables and Unsecured Note Payables to Affiliate, Note 7 to Consolidated Financial Statements, Derivative Financial Instruments, and Note 8 to Consolidated Financial Statements, Line of Credit for a further discussion.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

Stockholders

As of March 14, 2008, we had 7,684 stockholders of record.

Distributions

Our board of directors approved a 6.50% per annum distribution to be paid to stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007. Distributions are paid monthly.

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

We have, and intend to continue to make distributions each taxable year equal to at least 90.0% of our taxable income. One of our primary goals is to pay regular monthly distributions to our stockholders. We expect to calculate our monthly distributions based upon daily record and distribution declaration dates so stockholders may be entitled to distributions immediately upon purchasing our shares.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders.

For the year ended December 31, 2007, we paid distributions of $5,996,000 from cash flow from operations of $7,005,000 for the period. The distributions paid in excess of our cash flow from operations was paid using proceeds from our Offering. As of December 31, 2007, we had an amount payable of $1,241,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of December 31, 2007, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In addition, for the year ended December 31, 2007, our FFO was $2,124,000. We paid the $3,872,000 of distributions in excess of FFO with proceeds from our Offering.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information, for a discussion of our equity compensation plan information.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our Offering in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The shares offered in the Offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, which was declared effective by the SEC on September 20, 2006. The Offering will terminate no later than September 20, 2009.

As of December 31, 2007, we had received and accepted subscriptions for 21,130,370 shares of our common stock, or $211,046,000. As of December 31, 2007, a total of $2,673,000 in distributions were reinvested and 281,381 shares were issued under the DRIP.

As of December 31, 2007, we have incurred marketing support fees of $5,267,000, selling commissions of $14,568,000 and due diligence expense reimbursements of $115,000. We have also incurred organizational and offering expenses of $3,170,000. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed from the gross proceeds of our Offering. The ratio of the cost of raising funds in our Offering to the funds raised is 88.5%.

As of December 31, 2007, we have used $179,842,000 in offering proceeds to purchase our 20 properties and repay debt incurred in connection with such acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No share repurchases were made for the year ended December 31, 2007. The share repurchase plan allows for share repurchases by us when certain criteria are met by stockholders. Share repurchases are made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules of this annual report on Form 10-K.

			April 28, 2006 (Date
Selected Financial Data	December 31, 2007	December 31, 2006	of Inception)

BALANCE SHEET DATA:
Total assets	$431,612,000	$385,000	$202,000
Mortgage loan payables, net	$185,801,000	$—	$—
Stockholders’ equity (deficit)	$175,590,000	$(189,000)	$2,000

		Period from April 28,
		2006 (Date of
	Year Ended	Inception) through
	December 31, 2007	December 31, 2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$17,626,000	$—
Loss from continuing operations	$(7,666,000)	$(242,000)
Net loss	$(7,666,000)	$(242,000)
Loss per common share — basic and diluted(1):
Loss from continuing operations	$(0.77)	$(149.03)
Net loss	$(0.77)	$(149.03)

STATEMENT OF CASH FLOW DATA:
Cash flows provided by operating activities	$7,005,000	$—
Cash flows used in investing activities	$385,440,000	$—
Cash flows provided by financing activities	$383,700,000	$202,000

OTHER DATA:
Distributions declared	$7,250,000	$—
Distributions declared per share	$0.70	$—
Funds from operations(2)	$2,124,000	$(242,000)

(1) Net loss per share is based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

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

For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net income available to stockholders to FFO for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2007 and 2006, together with our results of operations and cash flows for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates; and litigation, including without limitation, the investigation of Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

Grubb & Ellis Healthcare REIT, Inc. (formerly known as NNN Healthcare/Office REIT, Inc.), a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We intend to elect to be treated as a REIT for federal income tax purposes for our taxable year ended December 31, 2007 when we file our fiscal year 2007 tax return.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 14, 2008, we had received and accepted subscriptions in our Offering for 25,933,558 shares of our common stock, or $259,042,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P. (formerly known as NNN Healthcare/Office REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC (formerly known as NNN Healthcare/Office REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement had a one-year term that expired on September 19, 2007 and was subject to successive one-year renewals upon the mutual consent of the parties. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal of our Advisory Agreement for a term of one year ending on October 24, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

As of December 31, 2007, we had purchased 20 properties comprising 2,233,000 square feet of gross leasable area, or GLA.

Business Strategies

We will continue to invest in a diversified portfolio of real estate, focusing primarily on investments that produce current income. Our real estate investments focus on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. However, we do not presently intend to invest more than 15.0% of our total assets in real estate related securities. Our real estate related securities investments will generally focus on common and preferred stock of public or private real estate companies, collateralized mortgage-backed securities, other forms of mortgage debt and certain other securities, including collateralized debt obligations and foreign securities. We seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in real estate related securities.

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

For each of our investments, regardless of property type, our advisor seeks to ensure that we invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; and Supply and Demand. We focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow as well as expected growth and the potential for appreciation.

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

Southpointe Office Parke and Epler Parke I — Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has fee simple ownership of Southpointe Office Parke and Epler Parke I, located in Indianapolis, Indiana, or the Southpointe property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from NNN Realty Advisors. The balance was paid using funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Crawfordsville Medical Office Park and Athens Surgery Center — Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has fee simple ownership of Crawfordsville Medical Office Park and Athens Surgery Center, located in Crawfordsville, Indiana, or the Crawfordsville property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from NNN Realty Advisors. The balance was paid using funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

The Gallery Professional Building — St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a total purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, located in St. Paul, Minnesota, or the Gallery property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from NNN Realty Advisors. The balance of the purchase price was paid using funds raised through our Offering. An acquisition fee of $264,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Lenox Office Park, Building G — Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a total purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan of $12,000,000 on the property with LaSalle. The balance of the purchase price was paid using funds raised through our Offering. An acquisition fee of $555,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Unaffiliated Third Party Acquisitions

Commons V Medical Office Building — Naples, Florida

On April 24, 2007, we acquired Commons V Medical Office Building, located in Naples, Florida, or the Commons V property, from an unaffiliated third party, for a total purchase price of $14,100,000, plus closing costs. We financed the purchase price using funds raised through our Offering. An acquisition fee of $423,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate. In addition, a real estate commission of $300,000, or approximately 2.0% of the purchase price, was paid by the seller to Grubb & Ellis. On May 14, 2007, we entered into a loan, secured by the Commons V property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The proceeds from this loan were used to purchase the Thunderbird Medical Plaza as described below.

Yorktown Medical Center and Shakerag Medical Center — Fayetteville and Peachtree City, Georgia

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center, located in Fayetteville, Georgia and Peachtree City, Georgia, respectively, which we collectively refer to as the Peachtree property, for a total purchase price of $21,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price through a secured loan with Wachovia as evidenced by a promissory note in the principal amount of $13,530,000 and with funds raised through our Offering. An acquisition fee of $645,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Thunderbird Medical Plaza — Glendale, Arizona

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

Triumph Hospital Northwest and Triumph Hospital Southwest — Houston and Sugar Land, Texas

On June 8, 2007, we acquired Triumph Hospital Northwest, located in Houston, Texas, and Triumph Hospital Southwest, located in Sugar Land, Texas, which we collectively refer to as the Triumph Hospital Portfolio, for a total purchase price of $36,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $12,605,000 in net proceeds from the loan from Wachovia secured by the Thunderbird property (described above), $20,975,000 from funds raised through our Offering and the balance of $4,000,000 from an unsecured loan from NNN Realty Advisors. An acquisition fee of $1,095,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Gwinnett Professional Center — Lawrenceville, Georgia

On July 27, 2007, we acquired the Gwinnett Professional Center, located in Lawrenceville, Georgia, or the Gwinnett property, for a total purchase price of $9,300,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of debt financing consisting of a $6,000,000 loan assumed with a current principal balance of $5,734,000 secured by the Gwinnett property from LaSalle and funds raised through our Offering. An acquisition fee of $279,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

1 and 4 Market Exchange — Columbus, Ohio

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

Kokomo Medical Office Park — Kokomo, Indiana

On August 30, 2007, we acquired the Kokomo Medical Office Park, located in Kokomo, Indiana, or the Kokomo property, for a total purchase price of $13,350,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of funds raised through our Offering and the balance of $1,300,000 from an unsecured loan from NNN Realty Advisors. An acquisition fee of $401,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

St. Mary Physicians Center — Long Beach, California

On September 5, 2007, we acquired St.  Mary Physicians Center, located in Long Beach, California, or the St. Mary property, for a total purchase price of $13,800,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $8,280,000 from a loan secured by the St. Mary property and the balance of $6,100,000 from an unsecured loan from NNN Realty Advisors. An acquisition fee of $414,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

2750 Monroe Boulevard — Valley Forge, Pennsylvania

On September 10, 2007, we acquired 2750 Monroe Boulevard, located in Valley Forge, Pennsylvania, or the 2750 Monroe property, for a total purchase price of $26,700,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with approximately $27,870,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank (defined previously). An acquisition fee of $801,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

East Florida Senior Care Portfolio — Jacksonville, Winter Park and Sunrise, Florida

On September 28, 2007, we acquired the East Florida Senior Care Portfolio, located in Jacksonville, Winter Park and Sunrise, Florida, or the EFSC property, for a total purchase price of $52,000,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $24,918,000 in net proceeds from a $26,000,000 loan (net of a $4,500,000 loan holdback) from KeyBank National Association, or KeyBank, secured by the EFSC property, $11,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and the balance with funds raised through our Offering. An acquisition fee of $1,560,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Northmeadow Medical Center — Roswell, Georgia

On November 15, 2007, we acquired Northmeadow Medical Center, located in Roswell, Georgia, or the Northmeadow property, for a total purchase price of $11,850,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $12,400,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $356,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate. On November 20, 2007, we entered into a loan, secured by the Northmeadow property, with Equitrust Life Insurance Company, or Equitrust, evidenced by a promissory note in the principal amount of $8,000,000.

Tucson Medical Office Portfolio — Tucson, Arizona

On November 20, 2007, we acquired Tucson Medical Office Portfolio, located in Tucson, Arizona, or the Tucson Medical property, for a total purchase price of $21,050,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $22,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $632,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Lima Medical Office Portfolio — Lima, Ohio

On December 7, 2007, we acquired Lima Medical Office Portfolio, located in Lima, Ohio, or the Lima Medical property, for a total purchase price of $25,250,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $26,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $758,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Highlands Ranch Park Plaza — Highlands Ranch, Colorado

On December 19, 2007, we acquired Highlands Ranch Park Plaza, located in Highlands Ranch, Colorado, or the Highlands Ranch property, for a total purchase price of $14,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $8,853,000 from Wachovia, $2,901,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $435,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Park Place Office Park — Dayton, Ohio

On December 20, 2007, we acquired Park Place Office Park, located in Dayton, Ohio, or the Park Place property, for a total purchase price of $16,200,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $10,943,000 from Wachovia, $500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $486,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Chesterfield Rehabilitation Center — Chesterfield, Missouri

On December 20, 2007, we executed a limited liability company agreement, or the Operating Agreement, with BD St. Louis Development, LLC, or BD St. Louis, a subsidiary of Duke Realty Corporation, an unaffiliated third party. Pursuant to the Operating Agreement, we acquired an 80.0% membership interest in G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, a joint venture company formed with BD St. Louis, and BD St. Louis acquired a 20.0% membership interest in the JV Company. BD St. Louis contributed Chesterfield Rehabilitation Center, located in Chesterfield, Missouri, or the Chesterfield property, at an agreed upon value of $36,440,000 to the JV Company and received cash of $33,552,000 and we contributed $11,552,000 in cash. We funded our cash contribution, plus closing costs, using $12,800,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. In addition, the JV Company obtained additional financing from a secured loan in the amount of $22,000,000 from National City Bank. An acquisition fee of $1,093,000, or 3.0% of the agreed upon value of the Chesterfield property, was paid to our advisor and its affiliate.

Leverage

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% of the value of our net assets in connection with our first four acquisitions of real properties. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. Our board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for stockholders and preserve their capital. As of December 31, 2007 and March 25, 2008, our leverage does not exceed 300.0% of the value of our net assets.

Acquisitions in 2008

Unaffiliated Third Party Acquisitions

Medical Portfolio 1

On February 1, 2008, we acquired Medical Portfolio 1, located in Kansas and Florida, or the Medical Portfolio 1 property, for a total purchase price of $36,950,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $22,000,000 from Wachovia and $16,000,000 in borrowings under our secured revolving line of credit with

LaSalle and KeyBank. An acquisition fee of $1,109,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Fort Road Medical Building

On March 6, 2008, we acquired Fort Road Medical Building, located in St. Paul, Minnesota, or the Fort Road property, for a total purchase price of $8,650,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $5,800,000 from LaSalle, $3,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $260,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Liberty Falls Medical Plaza

On March 19, 2008, we acquired Liberty Falls Medical Plaza, located in Liberty Township, Ohio, or the Liberty property, for a total purchase price of $8,150,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $7,600,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $245,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Epler Parke Building B

On March 24, 2008, we acquired Epler Parke Building B, located in Indianapolis, Indiana, or the Epler B property, for a total purchase price of $5,850,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $6,100,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $176,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Cypress Station Medical Building

On March 25, 2008, we acquired Cypress Station Medical Building, located in Houston, Texas, or the Cypress property, for a total purchase price of $11,200,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $7,300,000 from National City Bank and $4,500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $336,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Proposed Unaffiliated Third Party Acquisitions

On March 10, 2008, our board of directors approved the acquisitions of: (1) Senior Care Portfolio 1 located in California and Texas for a total purchase price of $39,600,000, plus closing costs; and (2) Vista Professional Center, located in Lakeland, Florida for a total purchase price of $5,250,000, plus closing costs. We intend to finance the purchases through debt financing.

We expect to pay our advisor and its affiliate an acquisition fee of $1,188,000 and $158,000, respectively, or 3.0% of the respective purchase prices, in connection with the acquisition of Senior Care Portfolio 1 and Vista Professional Center. We anticipate that the closings will occur in the first quarter of 2008; however, the closings are subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Senior Care Portfolio 1 and Vista Professional Center.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 13, Accounting for Leases, or SFAS No. 13, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

     Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 236 months, respectively. Furniture, fixtures and equipment is depreciated over five years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

     Impairment

Our properties are carried at the lower of historical cost less accumulated depreciation or fair value. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

     Properties Held for Sale

We account for our properties held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

     Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in our consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed fixed rate mortgage and the cash flow stream of a market fixed rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We have not yet qualified as a REIT. We intend to make the election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, when we file our tax return for the taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status when we file our fiscal year 2007 tax return, we will not benefit from the net loss incurred by us for the year ended December 31, 2006.

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

     Scheduled Lease Expirations

As of December 31, 2007, our consolidated properties were 88.6% leased. 5.6% of the leased GLA expires during the year ended December 31, 2008. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2008, we anticipate, but cannot assure, that all of the tenants will renew for another term.

     Offering Proceeds

If we fail to raise significant proceeds under our Offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

     Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we are providing management’s assessment of our internal control over financial reporting as of December 31, 2007.

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

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties, the financial impact of the downturn of the credit markets, and those risks listed in Part I, Item 1A. Risk Factors.

We had limited results of operations for the period from April 28, 2006 (Date of Inception) through December 31, 2006 and therefore our results of operations for the year ended December 31, 2007 are not comparable. The increase in operations is due to purchasing 20 properties for the year ended December 31, 2007 as compared to not owning any properties for the period from April 28, 2006 (Date of Inception) through December 31, 2006, except where otherwise noted.

Rental Income

For the year ended December 31, 2007, rental income was $17,626,000 as compared to $0 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, rental income was primarily comprised of base rent of $13,785,000 and expense recoveries of $3,075,000.

Rental Expenses

For the year ended December 31, 2007, rental expenses were $6,037,000 as compared to $0 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, Rental expenses represent expense at our 20 properties. Rental expenses were primarily comprised of real estate taxes of $1,689,000, utilities of $1,534,000, repairs and maintenance of $1,669,000, property management fees of $574,000 and insurance of $210,000.

General and Administrative

For the year ended December 31, 2007, general and administrative was $3,297,000 as compared to $242,000 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, general and administrative consisted primarily of director and officer’s insurance premiums of $242,000, directors’ fees of $248,000, restricted stock compensation of $96,000, professional and legal fees of $637,000, audit fees for the 20 property acquisitions of $372,000, postage and delivery of $40,000 and asset management fees of $1,590,000. In 2006, general and administrative consisted of director and officer’s insurance premiums of $68,000, directors’ fees of $55,000, restricted stock compensation of $51,000 and professional and legal fees of $68,000. The increase in general and administrative was due to a full year of operations and increased legal and professional fees in connection with the acquisition of our 20 properties, as well as asset management fees on the portfolio of 20 properties.

Depreciation and Amortization

For the year ended December 31, 2007, depreciation and amortization was $9,790,000 as compared to $0 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, depreciation and amortization was comprised of depreciation on the properties of $4,616,000, amortization of identified intangible assets of $5,167,000 and amortization of lease commissions of $7,000.

Interest Expense

For the year ended December 31, 2007, interest expense was $6,400,000 as compared to $0 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, interest expense was related to interest expense primarily on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $4,762,000, interest expense on unsecured note payables to NNN Realty Advisors of $84,000, losses on derivative financial instruments of $1,377,000 related to our interest rate swaps and amortization of loan fees and debt discount of $177,000 that are being amortized to interest expense over the terms of the related debt instruments.

Interest and Dividend Income

For the year ended December 31, 2007, interest and dividend income was $224,000 as compared to $0 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The increase in interest and dividend income was due to having higher cash balances in 2007 as compared to 2006.

Minority Interests

For the year ended December 31, 2007, minority interests were $8,000 as compared to $0 for the period from April 28, 2006 (Date of Inception) through December 31, 2006. In 2007, minority interests was primarily related to the minority interest owner’s 20.0% share in the Chesterfield property.

Net Loss

For the year ended December 31, 2007, we had a net loss of $(7,666,000), or $(0.77) per share, as compared to $(242,000), or $(149.03) per share, for the period from April 28, 2006 (Date of Inception) through December 31, 2006. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

We are dependent upon the net proceeds to be received from our Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related securities will be obtained from our Offering and from any indebtedness that we may incur.

Our principal demands for funds will be for acquisitions of real estate and real estate related securities, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, which during our Offering include payments to our advisor and its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager and its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our Offering, including the proceeds raised through the DRIP. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Our advisor evaluates potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment.

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

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliate which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

We estimate that our expenditures for capital improvements and tenant improvements will require up to $1,852,000 within the next twelve months. As of December 31, 2007, we had $2,725,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to stockholders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gains.

Cash Flows

Cash flows provided by operating activities for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $7,005,000 and $0, respectively. In 2007, cash flows provided by operating activities related primarily to operations from our properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $385,440,000 and $0, respectively. In 2007, cash flows used in investing activities related primarily to the acquisition of our 20 properties in the amount of $380,398,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $383,700,000 and $202,000, respectively. In 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $210,937,000, borrowings on mortgage loan payables of $148,906,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $51,801,000, partially offset by principal repayments of $151,000 on mortgage loan payables, offering costs of $22,009,000 and distributions of $3,323,000. Additional cash outflows related to debt financing costs of $2,496,000 in relation to new debt. In 2006, cash flows provided by financing activities related to $2,000 from the sale of 200 shares of our common stock to our advisor and $200,000 invested in our operating partnership from our advisor. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Our board of directors approved a 6.50% per annum distribution to be paid to stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to stockholders beginning with our February 2007 monthly distribution which was paid in March 2007. Distributions are paid monthly.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006

Ordinary income	$915,000	15.3%	$—	—%
Capital gain	—	—	—	—
Return of capital	5,081,000	84.7	—	—

	$5,996,000	100%	$—	—%

For the year ended December 31, 2007, we paid distributions of $5,996,000 from cash flow from operations of $7,005,000 for the period. The distributions paid in excess of our cash flow from operations was paid using proceeds from our Offering. As of December 31, 2007, we had an amount payable of $1,241,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of December 31, 2007, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In addition, for the year ended December 31, 2007, our funds from operations, or FFO, was $2,124,000. We paid the $3,872,000 of distributions in excess of FFO with proceeds from our Offering. See our disclosure regarding FFO below.

Capital Resources

Financing

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2007, our aggregate borrowings were 58.2% of all of our properties’ and real estate related securities’ combined fair market values.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% of the value of our net assets in connection with our first four acquisitions of real properties. Our board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for stockholders and preserve their capital. As of December 31, 2007, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables

Mortgage loan payables were $185,899,000 ($185,801,000, net of discount) and $0 as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 5.52% to 6.78% per annum and a weighted-average effective interest rate of 6.07% per annum. We had $90,919,000 ($90,821,000 net of discount), or 48.9%, of fixed rate debt at a weighted-average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted-average interest rate of 6.35% per annum. We had fixed rate interest rate swaps on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios and rent coverage ratios and reporting requirements. As of December 31, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of December 31, 2007 and 2006:

	Interest	Maturity	December 31,	December 31,
Property	Rate	Date	2007	2006

Fixed Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,146,000	$—
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/01/16	4,264,000	—
The Gallery Professional Building	5.76%	03/01/17	6,000,000	—
Lenox Office Park, Building G	5.88%	02/01/17	12,000,000	—
Commons V Medical Office Building	5.54%	06/11/17	10,000,000	—
Yorktown Medical Center and Shakerag Medical Center	5.52%	05/11/17	13,530,000	—
Thunderbird Medical Plaza	5.67%	06/11/17	14,000,000	—
Gwinnett Professional Center	5.88%	01/01/14	5,699,000	—
St. Mary Physicians Center	5.80%	09/04/09	8,280,000	—
Northmeadow Medical Center	5.99%	12/01/14	8,000,000

			90,919,000	—
Variable Debt:
1 and 4 Market Exchange	Variable*	09/28/10	14,500,000	—
East Florida Senior Care Portfolio	Variable*	11/01/10	30,384,000	—
Kokomo Medical Office Park	Variable*	11/30/10	8,300,000
Park Place Office Park	Variable*	12/31/10	10,943,000
Highlands Ranch Medical Plaza	Variable*	12/31/10	8,853,000
Chesterfield Rehabilitation Center	Variable*	12/30/10	22,000,000

			94,980,000	—

	Total fixed and variable debt		185,899,000	—

	Less: discount		(98,000)	—

	Mortgage loan payables		$185,801,000	$—

*	As of December 31, 2007, we had variable rate mortgage loans with the effective interest rates ranging from 6.15% to 6.78% per annum and a weighted-average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we entered into, and subsequently paid down, the following unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Default Interest Rate	Date Paid in Full

01/22/07	$7,500,000	07/22/07	6.86%	8.86%	03/28/07
03/09/07	$1,000,000	09/09/07	6.84%	8.84%	03/28/07
06/08/07	$4,000,000	12/08/07	6.82%	8.82%	06/18/07
08/30/07	$1,300,000	03/01/08	6.85%	8.85%	09/04/07
09/05/07	$6,100,000	03/05/08	6.86%	8.86%	09/11/07

The unsecured notes bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes. As of December 31, 2007 and 2006, we had no outstanding balances under the unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Line of Credit

On September 10, 2007, we entered into a loan agreement, or the Loan Agreement, with LaSalle to obtain a secured revolving credit facility in an aggregate maximum principal amount of $50,000,000, or the LaSalle line of credit. The proceeds of loans made under the Loan Agreement may be used to finance the purchase of properties or, provided no event of default has occurred and is continuing, may be used for any other lawful purpose. In addition to loans, our operating partnership may obtain up to an additional $10,000,000 of the credit available under the Loan Agreement in the form of letters of credit. The initial term of the Loan Agreement is three years, which may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (1) LIBOR plus a margin ranging from 1.45% to 1.60%, depending on the ratio of outstanding amounts under the Loan Agreement to the value of the collateral securing the Loan Agreement, (2) the greater of LaSalle’s prime rate or the Federal Funds Rate plus 0.50%, or (3) a combination of these rates. Accrued interest under the Loan Agreement is payable monthly and at maturity. In addition to interest, we are required to pay a fee on the unused portion of the lenders’ commitments under the Loan Agreement at a per annum rate equal to 0.20%, payable quarterly in arrears, beginning with the quarter ending December 31, 2007.

Our obligations with respect to the Loan Agreement are guaranteed by us and by our subsidiaries that own properties that serve as collateral for the Loan Agreement.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (1) a minimum ratio of operating cash flow to interest expense, (2) a minimum ratio of operating cash flow to fixed charges, (3) a maximum ratio of liabilities to asset value, (4) a maximum distribution covenant and (5) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of December 31, 2007, we were in compliance with all such covenants and requirements.

On December 12, 2007, we, along with our subsidiaries, entered into a Modification of Loan Agreement with LaSalle and amended and restated promissory notes with each of LaSalle and KeyBank (1) to increase the aggregate maximum principal amount available under the LaSalle line of credit from $50,000,000 to $80,000,000; (2) to modify the applicable margin rate for LIBOR loans from a range of 1.45% to 1.60% to a stated margin of 1.50%; (3) to decrease the applicable margin rate for base rate loans from 0.5% to 0.0%; and (4) to add KeyBank as a lender under the LaSalle line of credit, which we refer to as our secured revolving line of credit with LaSalle and KeyBank. Our secured revolving line of credit with LaSalle and KeyBank is secured by the Triumph Hospital Portfolio, the 2750 Monroe property, the Lima Medical property and the Tucson Medical property.

As of December 31, 2007 and 2006, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $51,801,000 and $0, respectively. Borrowings as of December 31, 2007 bore interest at a weighted-average interest rate of 6.93% per annum.

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

Commitments and Contingencies

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2007 and 2006, expenses of $1,086,000 and $1,093,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, have been incurred by our advisor or Grubb & Ellis Realty Investors and these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007 and 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of these amounts during our offering stage.

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loan payable secured by the Thunderbird property to complete certain repairs to the property in the amount of $190,000 by February 2008. We are required by the terms of the mortgage loan payable secured by the Gallery property to complete certain repairs to the property in the amount of $63,000 by January 2008. Funds for these expenditures are held by the lender and are included in restricted cash on our accompanying consolidated balance sheet as of December 31, 2007.

Chesterfield Property

The Operating Agreement with BD St. Louis for the JV Company that owns the Chesterfield property provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interests in the JV Company held by BD St. Louis at a fixed price of $3,900,000. However, if we do not exercise that right, the Operating Agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interests in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the Operating Agreement.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2007, we had fixed and variable mortgage loan payables in the principal amount of $185,899,000 ($185,801,000, net of discount) outstanding secured by our properties and $51,801,000 outstanding under our secured revolving line of credit with LaSalle and KeyBank. As of December 31, 2007, the weighted-average interest rate on our outstanding debt was 6.26% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank as of December 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years (2009-	4-5 Years (2011-	More than 5 Years
	(2008)	2010)	2012)	(After 2012)	Total

Principal payments — fixed rate debt	$443,000	$9,706,000	$2,613,000	$78,157,000	$90,919,000
Interest payments — fixed rate debt	5,143,000	9,678,000	9,092,000	16,773,000	40,686,000
Principal payments — variable rate debt	52,228,000	94,553,000	—	—	146,781,000
Interest payments — variable rate debt (based on rate in effect as of December 31, 2007)	9,001,000	9,758,000	—	—	18,759,000
Repairs and maintenance	253,000	—	—	—	253,000

Total	$67,068,000	$123,695,000	$11,705,000	$94,930,000	$297,398,000

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Inflation

We are exposed to inflation risk as income from future long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

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

The following is the calculation of FFO for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006:

		Period from April 28,
		2006 (Date of
	Year Ended	Inception) through
	December 31, 2007	December 31, 2006

Net loss	$(7,666,000)	$(242,000)
Add:
Depreciation and amortization — consolidated properties	9,790,000	—
Less:
Depreciation and amortization related to minority interests	—	—

FFO	$2,124,000	$(242,000)

Weighted average common shares outstanding — basic and diluted	9,952,771	1,622

Subsequent Events

Status of our Offering

As of March 14, 2008, we had received and accepted subscriptions in our Offering for 25,933,558 shares of our common stock, or $259,042,000, excluding shares issued under the DRIP.

Share Repurchases

In February 2008, we repurchased 12,270 shares, or $123,000, under our share repurchase plan.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our independent directors as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

Unaffiliated Third Party Acquisitions

Medical Portfolio 1

On February 1, 2008, we acquired the Medical Portfolio 1 property for a total purchase price of $36,950,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $22,000,000 from Wachovia and $16,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $1,109,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Fort Road Medical Building

On March 6, 2008, we acquired the Fort Road property for a total purchase price of $8,650,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $5,800,000 from LaSalle, $3,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $260,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Liberty Falls Medical Plaza

On March 19, 2008, we acquired the Liberty property for a total purchase price of $8,150,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $7,600,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $245,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Epler Parke Building B

On March 24, 2008, we acquired the Epler B property for a total purchase price of $5,850,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $6,100,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $176,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Cypress Station Medical Building

On March 25, 2008, we acquired the Cypress property for a total purchase price of $11,200,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $7,300,000 from National City Bank and $4,500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $336,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Proposed Unaffiliated Third Party Acquisitions

On March 10, 2008, our board of directors approved the acquisitions of: (1) Senior Care Portfolio 1 located in California and Texas for a total purchase price of $39,600,000, plus closing costs; and (2) Vista Professional Center, located in Lakeland, Florida for a total purchase price of $5,250,000, plus closing costs. We intend to finance the purchases through debt financing.

We expect to pay our advisor and its affiliate an acquisition fee of $1,188,000 and $156,000, respectively, or 3.0% of the respective purchase prices, in connection with the acquisition of Senior Care Portfolio 1 and Vista Professional Center. We anticipate that the closings will occur in the first quarter of 2008; however, the closings are subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Senior Care Portfolio 1 and Vista Professional Center.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we will not be electing to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we borrow at fixed rates and variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$443,000	$8,871,000	$835,000	$1,256,000	$1,357,000	$78,157,000	$90,919,000	$86,087,000
Weighted-average interest rate on maturing debt	5.91%	5.80%	5.79%	5.81%	5.81%	5.78%	5.79%	—
Variable rate debt — principal payments	$52,228,000	$466,000	$94,087,000	$—	$—	$—	$146,781,000	$146,781,000
Weighted-average interest rate on maturing debt (based on rates in effect as of December 31, 2007)	6.92%	6.28%	6.35%	—%	—%	—%	6.56%	—

The estimated fair value of our mortgage loan payables was $181,067,000 as of December 31, 2007. The fair value of our secured revolving line of credit with LaSalle and KeyBank as of December 31, 2007 was $51,801,000.

As of December 31, 2007, our debt consisted of fixed and variable mortgage loan payables in the principal amount of $185,899,000 ($185,801,000, net of discount), at a weighted-average interest rate of 6.07% per annum. We had $90,919,000 ($90,821,000, net of discount), or 48.9%, of fixed rate debt at a weighted-average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted-average interest rate of 6.35% per annum. We had fixed rate interest rate swaps on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. In addition as of December 31, 2007, we had $51,801,000 outstanding under our secured revolving line of credit with LaSalle and KeyBank at a weighted-average interest rate of 6.93% per annum.

An increase in the variable interest rate on our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of December 31, 2007, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $259,000, or 4.05%.

As of December 31, 2006, no debt was outstanding.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.

See the index at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our officers and directors as of March 25, 2008.

Name	Age	Position	Term of Office

Scott D. Peters	50	Chief Executive Officer, President and Chairman of the Board	Since 2006
Shannon K S Johnson	30	Chief Financial Officer	Since 2006
Andrea R. Biller	58	Executive Vice President and Secretary	Since 2006
Danny Prosky	42	Vice President — Acquisitions	Since 2006
W. Bradley Blair, II	64	Independent Director	Since 2006
Maurice J. DeWald	68	Independent Director	Since 2006
Warren D. Fix	69	Independent Director	Since 2006
Larry L. Mathis	64	Independent Director	Since 2007
Gary T. Wescombe	65	Independent Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Scott D. Peters has served as our chief executive officer since April 2006, president since June 2007, and chairman of the board since July 2006 and as the chief executive officer of Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, since July 2006. He has also served as the chief executive officer, president and a director of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, since December 2007, and as the chief executive officer, president and director of NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis, and our former sponsor, since its formation in September 2006 and as its chairman of the board since December 2007. Mr. Peters also has served as the chief executive officer of Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, since November 2006. From September 2004 to October 2006, Mr. Peters served as the executive vice president and chief financial officer of Grubb & Ellis Realty Investors. From December 2005 to January 2008, Mr. Peters also served as the chief executive officer and president of G REIT, Inc., having previously served as its executive vice president and chief financial officer since September 2004. Mr. Peters also served as the executive vice president and chief financial officer of T REIT, Inc. from September 2004 to December 2006 and as a director and executive vice president of Grubb & Ellis Apartment REIT, Inc. since April 2007 and January 2006, respectively. From February 1997 to February 2007, Mr. Peters served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust, or REIT. Mr. Peters received his B.B.A. degree in accounting and finance from Kent State University in Ohio.

Shannon K S Johnson has served as our chief financial officer since August 2006. Ms. Johnson has also served as a financial reporting manager for Grubb & Ellis Realty Investors since January 2006 and has served as the chief financial officer of Grubb & Ellis Apartment REIT, Inc. since April 2006. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers LLP. Prior to joining PricewaterhouseCoopers LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant and graduated summa cum laude with her B.A. degree in Business-Economics and a minor in Accounting from the University of California, Los Angeles.

Andrea R. Biller has served as our executive vice president and secretary since April 2006 and as the executive vice president of our advisor since July 2006. She has also served as the general counsel, executive vice president and secretary of Grubb & Ellis, our sponsor, since December 2007, and NNN Realty Advisors, since its formation in September 2006 and as a director of NNN Realty Advisors since December 2007. She has served as general counsel for Grubb & Ellis Realty Investors since March 2003 and as executive vice president since January 2007. Ms. Biller has also served as the secretary and executive vice president of G REIT, Inc. from June 2004 to January 2008 and December 2005 to February 2008, respectively, the secretary of T REIT, Inc. from May 2004 to July 2007 and the secretary of Grubb & Ellis Apartment REIT, Inc. since January 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated first with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Danny Prosky has served as our Vice President — Acquisitions since July 2006. He has also served as Grubb & Ellis Realty Investors’ Managing Director — Health Care Properties since March 2006 and is responsible for all medical property acquisitions, management and dispositions. Mr. Prosky previously worked with Health Care Property Investors, Inc., a healthcare-focused REIT where he served as the Assistant Vice President — Acquisitions & Dispositions from 2005 to March 2006, and as Assistant Vice President — Asset Management from 1999 to 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.

W. Bradley Blair, II has served as an independent director of our company since September 2006. Mr. Blair served as the chief executive officer, president and chairman of the board of directors of Golf Trust of America, Inc. from the time of its initial public offering in 1997 until his resignation and retirement in November 2007. From 1993 until February 1997, Mr. Blair served as executive vice president, chief operating officer and general counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a B.S. degree in Business from Indiana University and his J.D. degree from the University of North Carolina at Chapel Hill Law School.

Maurice J. DeWald has served as an independent director of our company since September 2006. He has served as the chairman and chief executive officer of Verity Financial Group, Inc., a financial advisory firm, since 1992. Mr. DeWald also serves as a director of Advanced Materials Group, Inc., Integrated Healthcare Holdings, Inc. and Aperture Health, Inc. Mr. DeWald was an audit partner and managing partner with the international accounting firm KPMG, LLP from 1962 to 1991. Mr. DeWald holds a B.B.A. degree from the University of Notre Dame in Indiana and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a Certified Public Accountant.

Warren D. Fix has served as an independent director of our company since September 2006. He serves as the chief executive officer and a director of WCH, Inc., formerly Candlewood Hotel Company, Inc., having served as its executive vice president, chief financial officer and secretary since 1995. From July 1994 to October 1995, Mr. Fix was a consultant to Doubletree Hotels, primarily developing debt and equity sources of capital for hotel acquisitions and refinancings. Mr. Fix has been a partner in The Contrarian Group, a business management company, from December 1992 to the present. From 1989 to December 1992, Mr. Fix served as president of the Pacific Company, a real estate investment and development company. From 1964 to 1989, Mr. Fix held numerous positions within The Irvine Company, a California-based real estate and development company, including, chief financial officer. Mr. Fix also serves as a director of Clark Investment Group, Clark Equity Capital, The Keller Financial Group, First Foundation Bank and Accel Networks. Mr. Fix is a Certified Public Accountant. Mr. Fix received his B.A. degree from Claremont McKenna College in California and is a graduate of the UCLA Executive Management Program, the Stanford Financial Management Program and the UCLA Anderson Corporate Director Program.

Larry L. Mathis has served as an independent director of our company since April 2007. Mr. Mathis has served as an executive consultant since 1998 with D. Petersen & Associates, providing counsel to select clients on leadership, management, governance, and strategy. He served in various capacities within The Methodist Hospital System, located in Houston, Texas, for the 27 years prior to joining D. Petersen & Associates, including consultant to the chairman of the board from 1997 to 1998, and president and chief executive officer, as well as a member of the board of directors, from 1983 to 1997. Mr. Mathis has also served as a member of the board of directors, chairman of the governance and nominating committee, and a member of the audit committee of Alexion Pharmaceuticals, Inc., a NASDAQ-listed company, since 2004. Additionally, Mr. Mathis has served as chairman of the boards of directors of the Texas Hospital Association, American Hospital Association and American College of Healthcare Executives. He has also served as the chairman of the National Task force on Healthcare Technology Assessment. Mr. Mathis received a B.A. degree in Social Sciences from Pittsburg State University in Kansas and a M.A. degree in Health Administration from Washington University in St. Louis.

Gary T. Wescombe has served as an independent director of our company since October 2006. He provides consulting services to various entities in the real estate sector and is a principal of American Oak Properties, LLC. He is also director, chief financial officer and treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. From October 1999 to December 2001, he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe has also served as a director of G REIT, Inc. from December 2001 to January 2008 and has served as the chairman of the trustees of G REIT Liquidating Trust since January 2008. Mr. Wescombe received a B.S. degree in Accounting and Finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Our Advisor

Management

The following table sets forth information with respect to our advisor’s executive officers as of March 25, 2008:

Name	Age	Position

Scott D. Peters	50	Chief Executive Officer
Andrea R. Biller	58	Executive Vice President

For biographical information regarding Mr. Peters and Ms. Biller, see — Directors, Executive Officers and Corporate Governance, above.

Grubb & Ellis Realty Investors owns a 75.0% managing member interest in our advisor. Grubb & Ellis Healthcare Management, LLC owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Healthcare Management, LLC include: (1) Scott D. Peters, our chief executive officer, president and chairman of the board, our advisor’s chief executive officer, Grubb & Ellis’ chief executive officer, president and director, NNN Realty Advisors’ chief executive officer and chairman of the board, and Grubb & Ellis Realty Investors’ chief executive officer; (2) Andrea R. Biller, our executive vice president and secretary, our advisor’s executive vice president, Grubb & Ellis’ executive vice president, secretary and general counsel, NNN Realty Advisors’ executive vice president, secretary, general counsel, and director, and Grubb & Ellis Realty Investors’ executive vice president and general counsel; and (3) Grubb & Ellis Realty Investors, for the benefit of other employees who perform services for us. As of March 25, 2008, each of Mr. Peters and Ms. Biller own 18.0% membership interests in Grubb & Ellis Healthcare Management, LLC.

We will rely on our advisor to manage our day-to-day activities and to implement our investment strategy. We, our advisor and Grubb & Ellis Realty Investors are parties to an advisory agreement, or the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary.

Grubb & Ellis, NNN Realty Advisors and Grubb & Ellis Realty Investors

Our sponsor Grubb & Ellis, headquartered in Santa Ana, California, is one of the most recognized full-service commercial real estate services firms in the United States. Drawing on the resources of nearly 5,500 real estate professionals, including a brokerage sales force of approximately 1,800 brokers nationwide, Grubb & Ellis and its affiliates combine local market knowledge with a national service network to provide innovative, customized solutions for real estate owners, corporate occupants and investors.

On December 7, 2007, NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis.

The merger combines a leading full-service commercial real estate organization with a leading sponsor of commercial real estate programs to create a diversified real estate services business providing a complete range of transaction, management and consulting services, and possessing a strong platform for continued growth. Grubb & Ellis continues to use the “Grubb & Ellis” name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” As a result of the merger, we consider Grubb & Ellis to be our sponsor. Upon Grubb & Ellis becoming our sponsor, we changed our name from NNN Healthcare/Office REIT, Inc. to Grubb & Ellis Healthcare REIT, Inc.

Grubb & Ellis Realty Investors, the parent and manager of our advisor and an indirect wholly owned subsidiary of our sponsor, offers a diverse line of investment products as well as a full-range of services including asset and property management, brokerage, leasing, analysis and consultation. Grubb & Ellis Realty Investors is also an active seller of real estate, bringing many of its investment programs full cycle.

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

Audit Committee

Our audit committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm. Under our audit committee charter, the audit committee will always be comprised solely of independent directors. As of March 25, 2008, the audit committee is comprised of W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix and Gary T. Wescombe, all of whom are independent directors. Mr. DeWald currently serves as the chairman and has been designated as the audit committee financial expert.

2006 Incentive Plan and Independent Directors Compensation Plan

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

The incentive stock plan provides for the granting of awards to participants in the following forms to those independent directors, employees, and consultants selected by the plan administrator for participation in the incentive stock plan:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the Code,

•	stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the committee;

•	restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and/or

•	other stock based awards in the discretion of the plan administrator, including unrestricted stock grants.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, any employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to Grubb & Ellis Healthcare REIT, Inc. at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705, Attention: Secretary.

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

Executive Compensation

We have no employees. Our day-to-day management functions are performed by employees of our advisor and its affiliates. The individuals who serve as our executive officers do not receive compensation directly from us. Each of our executive officers, including those officers who serve as directors, is employed by our advisor or its affiliates, and is compensated by these entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Form 10-K.

Option/SAR Grants in Last Fiscal Year

No option grants were made to officers and directors for the year ended December 31, 2007.

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

Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan, our independent directors receive the following forms of compensation:

•	Annual Retainer. Our independent directors receive an annual retainer of $36,000.

•	Meeting Fees. Our independent directors receive $1,000 for each board meeting attended in person or by telephone, $500 for each committee meeting attended in person or by telephone, and an additional $500 to the audit committee chair for each audit committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•	Equity Compensation. Upon initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock, and an additional 2,500 shares of restricted common stock upon his or her subsequent election each year. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•	Expense Reimbursement. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Independent directors do not receive other benefits from us.

Our non-independent director does not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2007:

				Non-Equity
	Fees Earned			Incentive	Change in Pension Value
	or Paid in			Plan	and Nonqualified	All Other
	Cash ($) (b)	Stock Awards	Option Awards	Compensation	Deferred Compensation	Compensation ($)
Name(a)	(1)	($) (c)(2)	($)(d)(2)	($)	Earnings ($)(f)	(g)	Total ($)(h)

Scott D. Peters(3)	$—	$—	$—	$—	$—	$—	$—
W. Bradley Blair, II	$54,500	$17,750	$—	$—	$—	$—	$72,250
Maurice J. DeWald	$55,000	$17,750	$—	$—	$—	$—	$72,750
Warren D. Fix	$54,500	$17,750	$—	$—	$—	$—	$72,250
Larry L. Mathis(4)	$37,000	$24,917	$—	$—	$—	$—	$61,917
Gary T. Wescombe	$52,500	$17,750	$—	$—	$—	$—	$70,250

(1) Consists of the amounts described below.

		Basic Annual	Meeting Fees
Director	Role	Retainer ($)	($)

Peters	Chairman of the Board	$—	$—
Blair	Member, Audit Committee	$36,000	$18,500
DeWald	Chairman, Audit Committee	$36,000	$19,000
Fix	Member, Audit Committee	$36,000	$18,500
Mathis	Member	$26,000	$11,000
Wescombe	Member, Audit Committee	$36,000	$16,500

(2) The amounts in this column represent the proportionate amount of the total fair value of stock awards recognized by the company in 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amounts included in the table for each award include the amount recorded as expense in our statement of operations for the year ended December 31, 2007. The fair values of these awards and the amounts expensed in 2007 were determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS No. 123(R).

The following table shows the shares of restricted common stock awarded to each independent director during 2007, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

			Full Grant
		Number of	Date Fair
		Restricted	Value of
Director	Grant Date	Shares (#)	Award ($)

Peters	—	—	—
Blair	6/12/07	2,500	$25,000
DeWald	6/12/07	2,500	$25,000
Fix	6/12/07	2,500	$25,000
Mathis	4/12/07	5,000	$50,000
Mathis	6/12/07	2,500	$25,000
Wescombe	6/12/07	2,500	$25,000

The following table shows the aggregate number of nonvested restricted shares of common stock held by each director as of December 31, 2007:

Nonvested
Director	Restricted Stock

Peters	—
Blair	5,000
DeWald	5,000
Fix	5,000
Mathis	6,000
Wescombe	5,000

(3)	Mr. Peters is not an independent director.

(4)	Mr. Mathis has served as our director since April 12, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 14, 2008, the amount of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 26,440,418 shares of our common stock outstanding as of March 14, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Scott D. Peters(2)	200	*
W. Bradley Blair, II(3)	7,500	*
Maurice J. DeWald(3)	7,500	*
Warren D. Fix(3)	8,094	*
Larry L. Mathis(3)	13,025	*
Gary T. Wescombe(3)	7,500	*
All directors and executive officers as a group (9 persons)	46,819	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Grubb & Ellis Healthcare REIT, Inc., 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Includes 200 shares of our common stock owned by our advisor. Scott D. Peters is the chief executive officer of our advisor. Our advisor also owns 20,000 units of Grubb & Ellis Healthcare REIT Holdings, L.P., or our operating partnership.

(3)	Includes vested and non-vested shares of restricted common stock.

EQUITY COMPENSATION PLAN INFORMATION

Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares.

	Numbers of Securities		Number of
	to be Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for Future
Plan Category	Warrants and Rights	Warrants and Rights	Issuance

Equity compensation plans approved by security holders(1)	—	—	1,962,500
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,962,500

(1) On September 20, 2006, October 4, 2006, April 12, 2007 and June 12, 2007, we granted 15,000 shares, 5,000 shares, 5,000 shares and 12,500 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

Some of our executive officers and our non-independent director are also executive officers and/or holders of direct or indirect interests in our advisor, our sponsor, NNN Realty Advisors, Grubb & Ellis Realty Investors, Realty, or other affiliated entities.

Grubb & Ellis Realty Investors owns a 75.0% managing member interest in our advisor. Grubb & Ellis Healthcare Management, LLC owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Healthcare Management, LLC include: (1) Scott D. Peters, our chief executive officer, president and chairman of the board, our advisor’s chief executive officer, Grubb & Ellis’ chief executive officer, president and director, NNN Realty Advisors’ chief executive officer and chairman of the board, and Grubb & Ellis Realty Investors’ chief executive officer; (2) Andrea R. Biller, our executive vice president and secretary, our advisor’s executive vice president, Grubb & Ellis’ executive vice president, secretary and general counsel, NNN Realty Advisors’ executive vice president, secretary, general counsel, and director, and Grubb & Ellis Realty Investors’ executive vice president and general counsel; and (3) Grubb & Ellis Realty Investors, for the benefit of other employees who perform services for us. As of March 25, 2008, each of Mr. Peters and Ms. Biller own 18.0% membership interests in Grubb & Ellis Healthcare Management, LLC. See Item 1. Business — Our Structure for an organizational chart.

Fees and Expenses Paid to Affiliates

Upon the effectiveness of our best efforts initial public offering, or our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regard to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred to our advisor or its affiliates $38,595,000 and $312,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $14,568,000 and $0, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our dealer manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP, and may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional accountable 0.5% of the gross offering proceeds for bona fide due diligence expenses and may re-allow all or a portion of these fees up to 0.5% of the gross offering proceeds to participating broker-dealers. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $5,382,000 and $0, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’

equity (deficit) as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $3,170,000 and $0, respectively, in other organizational and offering expenses to our advisor or Grubb & Ellis Realty Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $12,253,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $11,000 and $0, respectively, for such expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $1,590,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fees

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $591,000 and $0, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

Lease Fees

Our advisor, its affiliates or unaffiliated third parties, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $265,000 and $0, respectively, to Grubb & Ellis Realty Investors in lease fees.

On-site Personnel and Engineering Payroll

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $162,000 and $0, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our board of directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended December 31, 2007, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.8% and 139.7%, respectively, for the twelve months ended December 31, 2007.

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred on our behalf $515,000 and $312,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations or prepaid expenses on our accompanying consolidated balance sheets, as applicable.

Compensation for Additional Services

Our advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $3,000 and $0, respectively, for tax services an affiliate provided to us.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid, for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the year ended December 31, 2007 and for the period April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

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

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2007 and 2006:

		December 31,	December 31,
Entity	Fee	2007	2006

Grubb & Ellis Realty Investors	Operating Expenses	$79,000	$312,000
Grubb & Ellis Realty Investors	Offering Costs	798,000	—
Grubb & Ellis Realty Investors	Due Diligence	25,000	—
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	51,000	—
Grubb & Ellis Realty Investors	Acquisition Related Expenses	4,000	—
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Due Diligence Expense Reimbursements	288,000	—
Realty	Asset and Property Management Fees	941,000	—
Realty	Lease Commissions	170,000	—

		$2,356,000	$312,000

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we entered into, and subsequently paid down, the following unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Default Interest Rate	Date Paid in Full

01/22/07	$7,500,000	07/22/07	6.86%	8.86%	03/28/07
03/09/07	$1,000,000	09/09/07	6.84%	8.84%	03/28/07
06/08/07	$4,000,000	12/08/07	6.82%	8.82%	06/18/07
08/30/07	$1,300,000	03/01/08	6.85%	8.85%	09/04/07
09/05/07	$6,100,000	03/05/08	6.86%	8.86%	09/11/07

The unsecured notes bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes. As of December 31, 2007 and 2006, we had no outstanding balances under the unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred interest expense to NNN Realty Advisors of $84,000 and $0, respectively.

Certain Conflict Resolution Restrictions and Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to (1) transactions we enter into with our advisor, our directors or their respective affiliates, (2) certain future offerings and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that applies to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by NNN Realty Advisors and its affiliates. These restrictions and procedures include, among others, the following:

•	Except as otherwise described in our Registration Statement on Form S-11 (File No. 333-133652, effective September 20, 2006) filed with the SEC, or our Offering prospectus, we will not accept goods or services from our advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transactions, approve such transactions as fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•	We will not purchase or lease any asset (including any property) in which our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to our advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to our advisor any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

•	We will not make any loans to our advisor, any of our directors or any of their respective affiliates. In addition, any loans made to us by our advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our advisor and its affiliates shall be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, as described above.

•	Our Advisory Agreement provides that if Grubb & Ellis Realty Investors identifies an opportunity to make an investment in one or more office buildings or other facilities for which greater than 50.0% of the gross leaseable area is leased to, or reasonably expected to be leased to, one or more medical or healthcare-related tenants, either directly or indirectly through an affiliate or in a joint venture or other co-ownership arrangement, for itself or for any other Grubb & Ellis program, then Grubb & Ellis Realty Investors will provide us with the first opportunity to purchase such investment. Grubb & Ellis Realty Investors will provide all necessary information related to such investment to our advisor, in order to enable our board of directors to determine whether to proceed with such investment. Our advisor will present the information to our board of directors within three business days of receipt from Grubb & Ellis Realty Investors. If our board of directors does not affirmatively authorize our advisor to proceed with the investment on our behalf within seven days of receipt of such information from our advisor, then Grubb & Ellis Realty Investors may proceed with the investment opportunity for its own account or offer the investment opportunity to any other person or entity.

Director Independence

We have a six-member board of directors. One of our directors, Scott D. Peters, is affiliated with us and we do not consider him to be an independent director. The remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our advisor by virtue of (i) ownership of an interest in our sponsor, our advisor or any of their affiliates, other than the Corporation; (ii) employment by our sponsor, our advisor or any of their affiliates; (iii) service as an officer or director of our sponsor, our advisor or any of their affiliates; (iv) performance of services, other than as a director for us; (v) service as a director or trustee of more than three REITs organized by our sponsor or advised by our advisor; or (vi) maintenance of a material business or professional relationship with our sponsor, our advisor or any of their affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP has served as our independent auditors since April 24, 2006 and audited our consolidated financial statements for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

The following table lists the fees for services rendered by our independent auditors for 2007 and 2006:

Services	2007	2006

Audit fees (1)	$428,000	$59,000
Audit related fees (2)	8,000	—
Tax fees (3)	2,000	—
All other fees	—	—

Total	$438,000	$59,000

(1) Audit fees billed in 2007 and 2006 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our Offering.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheets as of December 31, 2007 and 2006	93
Consolidated Statements of Operations for the Year Ended December 31, 2007 and for the Period from April 28, 2006 (Date of Inception) through December 31, 2006	94
Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2007 and for the Period from April 28, 2006 (Date of Inception) through December 31, 2006	95
Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and for the Period from April 28, 2006 (Date of Inception) through December 31, 2006	96
Notes to Consolidated Financial Statements	97

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2007 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	131
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	132

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	131
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	132

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grubb & Ellis Healthcare REIT, Inc.

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006. Our audits also included the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Los Angeles, California
March 25, 2008

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$352,994,000	$—
Cash and cash equivalents	5,467,000	202,000
Accounts and other receivables, net	1,233,000	—
Restricted cash	4,605,000	—
Identified intangible assets, net	62,921,000	—
Other assets, net	4,392,000	183,000

Total assets	$431,612,000	$385,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgage loan payables, net	$185,801,000	$—
Line of credit	51,801,000	—
Accounts payable and accrued liabilities	7,983,000	62,000
Accounts payable due to affiliates, net	2,356,000	312,000
Derivative financial instruments	1,377,000	—
Security deposits, prepaid rent and other liabilities	1,974,000	—
Identified intangible liabilities, net	1,639,000	—

Total liabilities	252,931,000	374,000

Commitments and contingencies (Note 10)

Minority interests of limited partners	3,091,000	200,000
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 21,449,451 and 20,200 shares issued and outstanding as of December 31, 2007 and 2006, respectively	214,000	—
Additional paid-in capital	190,534,000	53,000
Accumulated deficit	(15,158,000)	(242,000)

Total stockholders’ equity (deficit)	175,590,000	(189,000)

Total liabilities, minority interests and stockholders’ equity (deficit)	$431,612,000	$385,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007 and
for the Period from April 28, 2006 (Date of Inception) through December 31, 2006

		Period from April 28, 2006 (Date of
	Year Ended December 31,	Inception) through December 31,
	2007	2006

Revenues:
Rental income	$17,626,000	$—

Expenses:
Rental expenses	6,037,000	—
General and administrative	3,297,000	242,000
Depreciation and amortization	9,790,000	—

Total expenses	19,124,000	242,000

Loss before other income (expense)	(1,498,000)	(242,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to note payables to affiliate	(84,000)	—
Interest expense related to mortgage loan payables and line of credit	(4,939,000)	—
Loss on derivative financial instruments	(1,377,000)	—
Interest and dividend income	224,000	—
Minority interests	8,000	—

Net loss	$(7,666,000)	$(242,000)

Net loss per share — basic and diluted	$(0.77)	$(149.03)

Weighted-average number of shares outstanding — basic and diluted	9,952,771	1,622

Distributions declared per common share	$0.70	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2007
and for the Period from April 28, 2006 (Date of Inception)
through December 31, 2006

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity (Deficit)

BALANCE — April 28, 2006 (Date of Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	200	—	2,000	—	—	2,000
Issuance of vested and nonvested restricted common stock	20,000	—	40,000	—	—	40,000
Amortization of nonvested common stock compensation	—	—	11,000	—	—	11,000
Net loss	—	—	—	—	(242,000)	(242,000)

BALANCE — December 31, 2006	20,200	—	53,000	—	(242,000)	(189,000)
Issuance of common stock	21,130,370	211,000	210,835,000	—	—	211,046,000
Issuance of vested and nonvested restricted common stock	17,500	—	35,000	—	—	35,000
Offering costs	—	—	(23,120,000)	—	—	(23,120,000)
Amortization of nonvested common stock compensation	—	—	61,000	—	—	61,000
Issuance of common stock under the DRIP	281,381	3,000	2,670,000	—	—	2,673,000
Distributions	—	—	—	—	(7,250,000)	(7,250,000)
Net loss	—	—	—	—	(7,666,000)	(7,666,000)

BALANCE — December 31, 2007	21,449,451	$214,000	$190,534,000	$—	$(15,158,000)	$175,590,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2007 and for the Period from
April 28, 2006 (Date of Inception) through December 31, 2006

		Period from April 28, 2006
	Year Ended	(Date of Inception) through
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,666,000)	$(242,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests and lease inducements)	9,466,000	—
Stock based compensation, net of forfeitures	96,000	51,000
Change in fair value of derivative instruments	1,377,000	—
Minority interests	(8,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(180,000)
Accounts and other receivables, net	(1,114,000)	—
Other assets	(655,000)	(3,000)
Accounts payable and accrued liabilities	4,721,000	62,000
Accounts payable due to affiliates, net	927,000	312,000
Prepaid rent	(139,000)	—

Net cash provided by operating activities	7,005,000	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(380,398,000)	—
Capital expenditures	(437,000)	—
Restricted cash	(4,605,000)	—

Net cash used in investing activities	(385,440,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	148,906,000	—
Borrowings on unsecured note payables to affiliate	19,900,000	—
Borrowings under the line of credit, net	51,801,000	—
Payments on unsecured note payables to affiliate	(19,900,000)	—
Payments on mortgage loan payables	(151,000)	—
Proceeds from issuance of common stock	210,937,000	2,000
Minority interest contributions to our operating partnership	—	200,000
Security deposits	35,000	—
Deferred financing costs	(2,496,000)	—
Payment of offering costs	(22,009,000)	—
Distributions	(3,323,000)	—

Net cash provided by financing activities	383,700,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,265,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	202,000	—

CASH AND CASH EQUIVALENTS — End of period	$5,467,000	$202,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,328,000	$—
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$609,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables, net	$10,000	$—
Other assets	$715,000	$—
Mortgage loan payables, net	$37,039,000	$—
Accounts payable and accrued liabilities	$1,459,000	$—
Accounts payable due to affiliates, net	$5,000	$—
Security deposits, prepaid rent and other liabilities	$1,952,000	$—
Minority interest contribution	$2,899,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$2,673,000	$—
Distributions declared but not paid	$1,254,000	$—
Accrued offering costs	$1,111,000	$—
Receivable from transfer agent for issuance of common stock	$109,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and for the Period from April 28, 2006
(Date of Inception) through December 31, 2006

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Healthcare REIT, Inc. (formerly known as NNN Healthcare/Office REIT, Inc.), a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare-related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2007 when we file our fiscal year 2007 tax return.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 14, 2008, we had received and accepted subscriptions in our Offering for 25,933,558 shares of our common stock, or $259,042,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P. (formerly known as NNN Healthcare/Office REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC (formerly known as NNN Healthcare/Office REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), who is the managing member of our advisor. The Advisory Agreement had a one-year term that expired on September 19, 2007 and was subject to successive one-year renewals upon the mutual consent of the parties. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal of our Advisory Agreement for a term of one year ending on October 24, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, we had purchased 20 properties comprising 2,233,000 square feet of gross leasable area, or GLA.

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly-owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2007 and 2006, we owned a 99.99% and 1.0%, respectively, general partnership interest therein. Our advisor is a limited partner and as of December 31, 2007 and 2006, owned a 0.01% and 99.0%, respectively, limited partnership interest therein. Our advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash Held in Escrow

Restricted funds held in escrow of $1,802,000, including funds received from shares sold to our executive officers and directors, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, and our advisor and its affiliates, as of December 31, 2006 are not included in assets and consist of funds received in connection with subscription agreements to purchase shares of our common stock in connection with our Offering. We were required to raise $2,000,000, or the minimum offering, on or before September 20, 2007 (one year following the commencement of our Offering), or the funds raised, including interest, would have

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been returned to the subscribers. Therefore, as of December 31, 2006, the funds were held in an escrow account and were not released to or available to us until the minimum offering was raised.

On January 8, 2007, we raised the minimum offering and the funds held in escrow were released to us.

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with Statement of Financial Accounting Standards, or SFAS No. 13, Accounting for Leases, or SFAS No. 13, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We will also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As December 31, 2007 and 2006, we had $7,000 and $0, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Properties Held for Sale

We account for our properties held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Price Allocation

In accordance with SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net and below market lease values are included in identified intangible liabilities, net on our accompanying consolidated balance sheets and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed fixed rate mortgage and the cash flow stream of a market fixed rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Properties

Operating properties are carried at the lower of fair market value or historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 236 months. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, there were no impairment losses recorded.

Other Assets

Other assets consist primarily of deferred rent receivables, leasing commissions, prepaid expenses, deposits and deferred financing costs. Costs incurred for property leasing have been capitalized as deferred assets. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 107, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loan payables and borrowings under the line of credit. We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates, net is not determinable due to the related party nature.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of December 31, 2007, the fair value of the mortgage loan payables was $181,067,000, compared to the carrying value of $185,801,000. The fair value of our secured revolving line of credit with LaSalle and KeyBank (See Note 8, Line of Credit) as of December 31, 2007 was $51,801,000, compared to a carrying value of $51,801,000.

Derivative Financial Instruments

We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on our future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Derivatives are recognized as either assets or liabilities in our consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statements of operations in the period of change.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2007 and 2006, we had cash and cash equivalent accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, we owned consolidated properties located in various states as follows:

			Percentage of
	State	2007 Annual	2007 Annual
Property	(Property Location)	Base Rent *	Base Rent

Thunderbird Medical Plaza	AZ	$1,868,000	5.1%
Tucson Medical Office Portfolio	AZ	1,516,000	4.2

Arizona Sub-total		3,384,000	9.3

Commons V Medical Office Building	FL	1,109,000	3.0
East Florida Senior Care Portfolio	FL	4,095,000	11.2

Florida Sub-total		5,204,000	14.2

Yorktown Medical Center and Shakerag Medical Center	GA	2,405,000	6.6
Gwinnett Professional Center	GA	1,136,000	3.1
Northmeadow Medical Center	GA	1,144,000	3.1

Georgia Sub-total		4,685,000	12.8

Southpointe Office Parke and Epler Parke I	IN	1,257,000	3.5
Crawfordsville Medical Office Park and Athens Surgery Center	IN	578,000	1.6
Kokomo Medical Office Park	IN	1,319,000	3.7

Indiana Sub-total		3,154,000	8.8

1 and 4 Market Exchange	OH	1,698,000	4.7
Lima Medical Office Portfolio	OH	1,917,000	5.3
Park Place Office Park	OH	1,879,000	5.1

Ohio Sub-total		5,494,000	15.1

St. Mary Physicians Center	CA	1,400,000	3.8
Highlands Ranch Medical Plaza	CO	1,651,000	4.5
The Gallery Professional Building	MN	986,000	2.7
Chesterfield Rehabilitation Center	MO	2,962,000	8.1
2750 Monroe Boulevard	PA	2,623,000	7.2
Lenox Office Park, Building G	TN	2,134,000	5.9
Triumph Hospital Northwest and Triumph Hospital Southwest	TX	2,768,000	7.6

Total		$36,445,000	100%

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		GLA	Expiration
Tenant	Base Rent *	Base Rent	Property	(Square Feet)	Date

Institute for Senior Living of Florida	$4,095,000	11.2%	East Florida Senior Care Portfolio	355,000	05/31/14

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007. The loss of the tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2007 and 2006, expenses of $1,086,000 and $1,093,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, have been incurred by our advisor or Grubb & Ellis Realty Investors and these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007 and 2006. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of these amounts during our offering stage.

Stock Compensation

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 13, Stockholders’ Equity (Deficit) — 2006 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under our 2006 Incentive Plan.

Minority Interests

Minority interests relate to the interests in our consolidated entities that are not wholly-owned by us.

Income Taxes

We have not yet qualified as a REIT. We intend to make the election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, when we file our tax return for the taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to stockholders. Because of our intention to elect REIT status in 2007 when we file our fiscal year 2007 tax return, we will not benefit from the net loss we incurred for the year ended December 31, 2006.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. We adopted FIN No. 48 effective January 1, 2007, and as a result did not become aware of any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We follow FIN No. 48 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return.

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

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we recorded a net loss of $7,666,000 and $242,000, respectively. As of December 31, 2007 and 2006, 26,000 shares and 16,000 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

Segment Disclosure

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and quality commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we will not be electing to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Land	$52,428,000	$—
Building and improvements	305,150,000	—
Furniture and equipment	5,000	—

	357,583,000	—

Less: accumulated depreciation	(4,589,000)	—

	$352,994,000	$—

Depreciation expense for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $4,616,000 and $0, respectively.

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

Southpointe Office Parke and Epler Parke I — Indianapolis, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Southpointe, LLC from an affiliate, for a total purchase price of $14,800,000, plus closing costs. NNN Southpointe, LLC has fee simple ownership of Southpointe Office Parke and Epler Parke I, located in Indianapolis, Indiana, or the Southpointe property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $9,146,000 on the property with LaSalle Bank National Association, or LaSalle, and approximately $5,115,000 of the proceeds from a $7,500,000 unsecured loan from NNN Realty Advisors. The balance was paid using funds raised through our Offering. An acquisition fee of $444,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Crawfordsville Medical Office Park and Athens Surgery Center — Crawfordsville, Indiana

On January 22, 2007, we acquired all of the membership interests of NNN Crawfordsville, LLC from an affiliate, for a total purchase price of $6,900,000, plus closing costs. NNN Crawfordsville, LLC has fee simple ownership of Crawfordsville Medical Office Park and Athens Surgery Center, located in Crawfordsville, Indiana, or the Crawfordsville property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $4,264,000 on the property with LaSalle and approximately $2,385,000 of the proceeds from a $7,500,000 unsecured loan from NNN Realty Advisors. The balance was paid using funds raised through our Offering. An acquisition fee of $207,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Gallery Professional Building — St. Paul, Minnesota

On March 9, 2007, we acquired all of the membership interests of NNN Gallery Medical, LLC from an affiliate, for a total purchase price of $8,800,000, plus closing costs. NNN Gallery Medical, LLC has fee simple ownership of The Gallery Professional Building, located in St. Paul, Minnesota, or the Gallery property. We primarily financed the purchase price through the assumption of an existing mortgage loan of $6,000,000 on the property with LaSalle and a $1,000,000 unsecured loan from NNN Realty Advisors. The balance of the purchase price was paid using funds raised through our Offering. An acquisition fee of $264,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Lenox Office Park, Building G — Memphis, Tennessee

On March 23, 2007, we acquired all of the membership interests of NNN Lenox Medical, LLC and NNN Lenox Medical Land, LLC from an affiliate, for a total purchase price of $18,500,000, plus closing costs. NNN Lenox Medical, LLC holds a leasehold interest in Lenox Office Park, Building G, and NNN Lenox Medical Land, LLC holds a fee simple interest in two vacant parcels of land within Lenox Office Park, located in Memphis, Tennessee, which we collectively refer to as the Lenox property. We primarily financed the purchase price of the property and land parcels through the assumption of an existing mortgage loan of $12,000,000 on the property with LaSalle. The balance of the purchase price was paid using funds raised through our Offering. An acquisition fee of $555,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Unaffiliated Third Party Acquisitions

Commons V Medical Office Building — Naples, Florida

On April 24, 2007, we acquired Commons V Medical Office Building, located in Naples, Florida, or the Commons V property, from an unaffiliated third party, for a total purchase price of $14,100,000, plus closing costs. We financed the purchase price using funds raised through our Offering. An acquisition fee of $423,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate. In addition, a real estate commission of $300,000, or approximately 2.0% of the purchase price, was paid by the seller to Grubb & Ellis. On May 14, 2007, we entered into a loan, secured by the Commons V property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $10,000,000. The proceeds from this loan were used to purchase the Thunderbird Medical Plaza as described below.

Yorktown Medical Center and Shakerag Medical Center — Fayetteville and Peachtree City, Georgia

On May 2, 2007, we acquired Yorktown Medical Center and Shakerag Medical Center, located in Fayetteville, Georgia and Peachtree City, Georgia, respectively, which we collectively refer to as the Peachtree property, for a total purchase price of $21,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price through a secured loan with Wachovia as evidenced by a promissory note in the principal amount of $13,530,000 and with funds raised through our Offering. An acquisition fee of $645,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Thunderbird Medical Plaza — Glendale, Arizona

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

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of $14,000,000. The proceeds from this loan were used to purchase Triumph Hospital Northwest and Triumph Hospital Southwest as described below.

Triumph Hospital Northwest and Triumph Hospital Southwest — Houston and Sugar Land, Texas

On June 8, 2007, we acquired Triumph Hospital Northwest, located in Houston, Texas, and Triumph Hospital Southwest, located in Sugar Land, Texas, which we collectively refer to as the Triumph Hospital Portfolio, for a total purchase price of $36,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $12,605,000 in net proceeds from the loan from Wachovia secured by the Thunderbird property (described above), $20,975,000 from funds raised through our Offering and the balance of $4,000,000 from an unsecured loan from NNN Realty Advisors. An acquisition fee of $1,095,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Gwinnett Professional Center — Lawrenceville, Georgia

On July 27, 2007, we acquired the Gwinnett Professional Center, located in Lawrenceville, Georgia, or the Gwinnett property, for a total purchase price of $9,300,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of debt financing consisting of a $6,000,000 loan assumed with a current principal balance of $5,734,000 secured by the Gwinnett property from LaSalle and funds raised through our Offering. An acquisition fee of $279,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

1 and 4 Market Exchange — Columbus, Ohio

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

Kokomo Medical Office Park — Kokomo, Indiana

On August 30, 2007, we acquired the Kokomo Medical Office Park, located in Kokomo, Indiana, or the Kokomo property, for a total purchase price of $13,350,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of funds raised through our Offering and the balance of $1,300,000 from an unsecured loan from NNN Realty Advisors. An acquisition fee of $401,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

St. Mary Physicians Center — Long Beach, California

On September 5, 2007, we acquired St. Mary Physicians Center, located in Long Beach, California, or the St. Mary property, for a total purchase price of $13,800,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $8,280,000 from a loan secured by the St. Mary property and the balance of $6,100,000 from an unsecured loan from NNN Realty Advisors. An acquisition fee of $414,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

2750 Monroe Boulevard — Valley Forge, Pennsylvania

On September 10, 2007, we acquired 2750 Monroe Boulevard, located in Valley Forge, Pennsylvania, or the 2750 Monroe property, for a total purchase price of $26,700,000, plus closing costs. We acquired the

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property from an unaffiliated third party. We financed the purchase price of the property with approximately $27,870,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank (defined previously). See Note 8, Line of Credit, for a further discussion. An acquisition fee of $801,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

East Florida Senior Care Portfolio — Jacksonville, Winter Park and Sunrise, Florida

On September 28, 2007, we acquired the East Florida Senior Care Portfolio, located in Jacksonville, Winter Park and Sunrise, Florida, or the EFSC property, for a total purchase price of $52,000,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price using a combination of $24,918,000 in net proceeds from a $26,000,000 loan (net of a $4,500,000 loan holdback) from KeyBank National Association, or KeyBank, secured by the EFSC property, $11,000,000 in borrowings under our secured revolving line of credit with LaSalle and the balance with funds raised through our Offering. An acquisition fee of $1,560,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Northmeadow Medical Center — Roswell, Georgia

On November 15, 2007, we acquired Northmeadow Medical Center, located in Roswell, Georgia, or the Northmeadow property, for a total purchase price of $11,850,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $12,400,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $356,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate. On November 20, 2007, we entered into a loan, secured by the Northmeadow property, with Equitrust Life Insurance Company, or Equitrust, evidenced by a promissory note in the principal amount of $8,000,000.

Tucson Medical Office Portfolio — Tucson, Arizona

On November 20, 2007, we acquired Tucson Medical Office Portfolio, located in Tucson, Arizona, or the Tucson Medical property, for a total purchase price of $21,050,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $22,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $632,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Lima Medical Office Portfolio — Lima, Ohio

On December 7, 2007, we acquired Lima Medical Office Portfolio, located in Lima, Ohio, or the Lima Medical property, for a total purchase price of $25,250,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $26,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $758,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Highlands Ranch Park Plaza — Highlands Ranch, Colorado

On December 19, 2007, we acquired Highlands Ranch Park Plaza, located in Highlands Ranch, Colorado, or the Highlands Ranch property, for a total purchase price of $14,500,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $8,853,000 from Wachovia, $2,901,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $435,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Park Place Office Park — Dayton, Ohio

On December 20, 2007, we acquired Park Place Office Park, located in Dayton, Ohio, or the Park Place property, for a total purchase price of $16,200,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $10,943,000 from Wachovia, $500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $486,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Chesterfield Rehabilitation Center — Chesterfield, Missouri

On December 20, 2007, we executed a limited liability company agreement, or the Operating Agreement, with BD St. Louis Development, LLC, or BD St. Louis, a subsidiary of Duke Realty Corporation, an unaffiliated third party. Pursuant to the Operating Agreement, we acquired an 80.0% membership interest in G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, a joint venture company formed with BD St. Louis, and BD St. Louis acquired a 20.0% membership interest in the JV Company. BD St. Louis contributed Chesterfield Rehabilitation Center, located in Chesterfield, Missouri, or the Chesterfield property, at an agreed upon value of $36,440,000 to the JV Company and received cash of $33,552,000 and we contributed $11,552,000 in cash. We funded our cash contribution, plus closing costs, using $12,800,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. In addition, the JV Company obtained additional financing from a secured loan in the amount of $22,000,000 from National City Bank. An acquisition fee of $1,093,000, or 3.0% of the agreed upon value of the Chesterfield property, was paid to our advisor and its affiliate.

Leverage

In accordance with our charter, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0% of the value of our net assets in connection with our first four acquisitions of real properties. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. Our board of directors determined that the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for stockholders and preserve their capital. As of December 31, 2007, our leverage does not exceed 300.0% of the value of our net assets.

Proposed Unaffiliated Third Party Acquisition

Medical Portfolio 1

On December 17, 2007, our board of directors approved the acquisition of four medical properties in Florida and one medical property in Kansas, which we refer to as the Medical Portfolio 1 property. On January 22, 2008, our board of directors approved the acquisition of an additional office building that is adjacent to one of the Florida properties. On February 1, 2008, we purchased the Medical Portfolio 1 property for a total purchase price of $36,950,000, plus closing costs, from an unaffiliated third party. See Note 19, Subsequent Events — Unaffiliated Third Party Acquisitions, for a further discussion.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

In place leases, net of accumulated amortization of $3,326,000 and $0 as of December 31, 2007 and 2006, respectively, (with a weighted-average life of 79 and 0 months as of December 31, 2007 and 2006, respectively).	$25,540,000	$—
Above market leases, net of accumulated amortization of $265,000 and $0 as of December 31, 2007 and 2006, respectively, (with a weighted-average life of 119 and 0 months as of December 31, 2007 and 2006, respectively).	3,083,000	—
Tenant relationships, net of accumulated amortization of $1,527,000 and $0 as of December 31, 2007 and 2006, respectively, (with a weighted-average life of 140 and 0 months as of December 31, 2007 and 2006, respectively).	31,184,000	—
Leasehold interests, net of accumulated amortization of $3,000 and $0 as of December 31, 2007 and 2006, respectively	3,114,000	—

	$62,921,000	$—

Amortization expense recorded on the identified intangible assets for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $5,435,000 and $0, respectively, which included $265,000 and $0, respectively, of amortization recorded against rental income for above market leases and $3,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests.

Estimated amortization expense on the identified intangible assets as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$10,541,000
2009	$9,314,000
2010	$7,526,000
2011	$5,949,000
2012	$5,265,000
Thereafter	$24,326,000

5.	Other Assets

Other assets consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Deferred financing costs, net of accumulated amortization of $170,000 and $0 as of December 31, 2007 and 2006, respectively	$2,334,000	$3,000
Lease commissions, net of accumulated amortization of $7,000 and $0 as of December 31, 2007 and 2006, respectively	275,000	—
Lease inducements, net of accumulated amortization of $19,000 and $0 as of December 31, 2007 and 2006, respectively	773,000	—
Deferred rent receivable	534,000	—
Prepaid expenses and deposits	476,000	180,000

	$4,392,000	$183,000

Amortization expense recorded on deferred financing costs, lease commissions and lease inducements for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 was $196,000 and $0, respectively, of which $170,000 and $0, respectively, of amortization was recorded against interest expense for deferred financing costs and $19,000 and $0, respectively, of amortization was recorded against rental income for lease inducements.

Estimated amortization expense on deferred financing costs, lease commissions and lease inducements as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$788,000
2009	$787,000
2010	$631,000
2011	$194,000
2012	$192,000
Thereafter	$790,000

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $185,899,000 ($185,801,000, net of discount) and $0 as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 5.52% to 6.78% per annum and a weighted-average effective interest rate of 6.07% per annum. We had $90,919,000 ($90,821,000 net of discount), or 48.9%, of fixed rate debt at a weighted-average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted-average interest rate of 6.35% per annum. We had fixed rate interest rate swaps on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. The mortgage loan payables secured by the East Florida Senior Care property and the Gwinnett Professional property have monthly principal and interest payments. All other mortgage loan payables have monthly interest-only payments. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios and rent coverage ratios and reporting requirements. As of December 31, 2007, we were in compliance with all such covenants and requirements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan payables consisted of the following as of December 31, 2007 and 2006:

	Interest	Maturity	December 31,	December 31,
Property	Rate	Date	2007	2006

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,146,000	$—
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/01/16	4,264,000	—
The Gallery Professional Building	5.76%	03/01/17	6,000,000	—
Lenox Office Park, Building G	5.88%	02/01/17	12,000,000	—
Commons V Medical Office Building	5.54%	06/11/17	10,000,000	—
Yorktown Medical Center and Shakerag Medical Center	5.52%	05/11/17	13,530,000	—
Thunderbird Medical Plaza	5.67%	06/11/17	14,000,000	—
Gwinnett Professional Center	5.88%	01/01/14	5,699,000	—
St. Mary Physicians Center	5.80%	09/04/09	8,280,000	—
Northmeadow Medical Center	5.99%	12/01/14	8,000,000

			90,919,000	—
Variable Rate Debt:
1 and 4 Market Exchange	Variable*	09/30/10	14,500,000	—
East Florida Senior Care Portfolio	Variable*	11/01/10	30,384,000	—
Kokomo Medical Office Park	Variable*	11/30/10	8,300,000	—
Park Place Office Park	Variable*	12/31/10	10,943,000	—
Highlands Ranch Medical Plaza	Variable*	12/31/10	8,853,000	—
Chesterfield Rehabilitation Center	Variable*	12/30/10	22,000,000	—

			94,980,000	—

	Total fixed and variable debt		185,899,000	—

	Less: discount		(98,000)	—

	Mortgage loan payables		$185,801,000	$—

*	As of December 31, 2007, we had variable rate mortgage loans with the effective interest rates ranging from 6.15% to 6.78% per annum and a weighted-average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

The principal payments due on our mortgage loan payables as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$870,000
2009	$9,337,000
2010	$94,922,000
2011	$1,256,000
2012	$1,357,000
Thereafter	$78,157,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we entered into, and subsequently paid down, the following unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Default Interest Rate	Date Paid in Full

01/22/07	$7,500,000	07/22/07	6.86%	8.86%	03/28/07
03/09/07	$1,000,000	09/09/07	6.84%	8.84%	03/28/07
06/08/07	$4,000,000	12/08/07	6.82%	8.82%	06/18/07
08/30/07	$1,300,000	03/01/08	6.85%	8.85%	09/04/07
09/05/07	$6,100,000	03/05/08	6.86%	8.86%	09/11/07

The unsecured notes bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes. As of December 31, 2007 and 2006, we had no outstanding balances under the unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

7.	Derivative Financial Instruments

The following table lists our derivative financial instruments held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$306,000	SWAP	09/28/10
$8,300,000	LIBOR	5.86%	$164,000	SWAP	11/30/10
$8,853,000	LIBOR	5.52%	$23,000	SWAP	12/31/10
$10,943,000	LIBOR	5.52%	$65,000	SWAP	12/31/10
$22,000,000	LIBOR	5.59%	$117,000	SWAP	12/30/10
$30,383,000	LIBOR	6.02%	$702,000	SWAP	10/01/10

The fair value of our derivative financial instruments was $(1,377,000) as of December 31, 2007 which is included in derivative financial instruments on our accompanying consolidated balance sheets. We did not have any derivative financial instruments as of December 31, 2006.

We recorded $1,377,000 and $0 to interest expense, related to the change in the fair value of our derivative financial instruments, for the year ended December 31, 2007 and for the period April 28, 2006 (Date of Inception) through December 31, 2006, respectively.

8.	Line of Credit

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

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (a) a minimum ratio of operating cash flow to interest expense, (b) a minimum ratio of operating cash flow to fixed charges, (c) a maximum ratio of liabilities to asset value, (d) a maximum distribution covenant and (e) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of December 31, 2007, we were in compliance with all such covenants and requirements.

On December 12, 2007, we, along with our subsidiaries, entered into a Modification of Loan Agreement with LaSalle and amended and restated promissory notes with each of LaSalle and KeyBank (i) to increase the aggregate maximum principal amount available under the LaSalle line of credit from $50,000,000 to $80,000,000; (ii) to modify the applicable margin rate for LIBOR loans from a range of 1.45% to 1.60% to a stated margin of 1.50%; (iii) to decrease the applicable margin rate for base rate loans from 0.5% to 0.0%; and (iv) to add KeyBank as a lender under the LaSalle line of credit, which we refer to as our secured revolving line of credit with LaSalle and KeyBank. Our secured revolving line of credit with LaSalle and KeyBank is secured by the Triumph Hospital Portfolio, the 2750 Monroe property, the Lima Medical property and the Tucson Medical property.

As of December 31, 2007 and 2006, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $51,801,000 and $0, respectively. Borrowings as of December 31, 2007 bore interest at a weighted-average interest rate of 6.93% per annum.

9.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Below market leases, net of accumulated amortization of $245,000 and $0 as of December 31, 2007 and 2006, respectively, (with a weighted-average life of 55 and 0 months as of December 31, 2007 and 2006, respectively)	$1,639,000	$—

	$1,639,000	$—

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense recorded on the identified intangible liabilities for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $255,000 and $0, respectively, which is recorded to rental income in our accompanying consolidated statements of operations.

Estimated amortization expense on the identified intangible liabilities as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$491,000
2009	$366,000
2010	$277,000
2011	$198,000
2012	$144,000
Thereafter	$163,000

10.	Commitments and Contingencies

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

Organizational, Offering and Related Expenses

As of December 31, 2007 and 2006, expenses of $1,086,000 and $1,093,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, have been incurred by our advisor or Grubb & Ellis Realty Investors and these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007 and 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 2, Summary of Significant Accounting Policies — Organizational, Offering and Related Expenses, for a further discussion.

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loan payable secured by the Thunderbird property to complete certain repairs to the property in the amount of $190,000 by February 2008. We are required by the terms of the mortgage loan payable secured by the Gallery property to complete certain repairs to the property in the amount of $63,000 by January 2008. Funds for these expenditures are held by the lender and are included in restricted cash on our accompanying consolidated balance sheet as of December 31, 2007.

Chesterfield Property

The Operating Agreement with BD St. Louis for the JV Company that owns the Chesterfield property provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase the 20.0% membership interests in the JV Company held by BD St. Louis at a fixed price of $3,900,000. However, if we do not exercise that right, the Operating Agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interests in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the Operating Agreement.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent director are also executive officers and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred to our advisor or its affiliates $38,595,000 and $312,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $14,568,000 and $0, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our dealer manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP, and may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional accountable 0.5% of the gross offering proceeds for bona fide due diligence expenses and may re-allow all or a portion up to 0.5% of the gross offering proceeds to participating broker-dealers. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $5,382,000 and $0, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our Offering.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $3,170,000 and $0, respectively, in other organizational and offering expenses to our advisor or Grubb & Ellis Realty Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $12,253,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $11,000 and $0, respectively, for such expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $1,590,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fees

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inception) through December 31, 2006, we incurred $591,000 and $0, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

Lease Fees

Our advisor, its affiliates or unaffiliated third parties, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $265,000 and $0, respectively, to Grubb & Ellis Realty Investors in lease fees.

On-site Personnel and Engineering Payroll

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $162,000 and $0, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our board of directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended December 31, 2007, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.8% and 139.7%, respectively, for the twelve months ended December 31, 2007.

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred on our behalf $515,000 and $312,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations or prepaid expenses on our accompanying consolidated balance sheets, as applicable.

Compensation for Additional Services

Our advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $3,000 and $0, respectively, for tax services an affiliate provided to us.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid, for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the year ended December 31, 2007 and for the period April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

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

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2007 and 2006:

		December 31,	December 31,
Entity	Fee	2007	2006

Grubb & Ellis Realty Investors	Operating Expenses	$79,000	$312,000
Grubb & Ellis Realty Investors	Offering Costs	798,000	—
Grubb & Ellis Realty Investors	Due Diligence	25,000	—
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	51,000	—
Grubb & Ellis Realty Investors	Acquisition Related Expenses	4,000	—
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Due Diligence Expense Reimbursements	288,000	—
Realty	Asset and Property Management Fees	941,000	—
Realty	Lease Commissions	170,000	—

		$2,356,000	$312,000

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred interest expense to NNN Realty Advisors of $84,000 and $0, respectively. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

12.	Minority Interests

As of December 31, 2007 and 2006, we owned a 99.99% and a 1.0%, respectively, general partnership interest in our operating partnership and our advisor owned a 0.01% and a 99.0%, respectively, limited partnership interest. As such, 0.01% of the earnings at our operating partnership are allocated to minority interests.

In addition as of December 31, 2007, we owned an 80.0% interest in the consolidated limited liability company that owns the Chesterfield property that was purchased on December 20, 2007. As of December 31, 2007, the balance is comprised of the minority interest’s initial contribution and 20.0% of the earnings at the Chesterfield property.

13.	Stockholders’ Equity (Deficit)

Common Stock

In April 2006, our advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted an aggregate of 12,500 shares of restricted stock to our independent directors. Through December 31, 2007, we issued 21,130,370 shares in connection with our Offering and 281,381 shares under the DRIP. As of December 31, 2007 and 2006, we had 21,449,451 and 20,200 shares of common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of December 31, 2007 and 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of common stock for sale pursuant to the DRIP in our Offering. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, $2,673,000 and $0, respectively, in distributions were reinvested and 281,381 and 0 shares, respectively, were issued under the DRIP. As of December 31, 2007 and 2006, a total of $2,673,000 and $0, respectively, in distributions were reinvested and 281,381 and 0 shares, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met by stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. As of December 31, 2007, no share repurchases had been made.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted 12,500 shares of restricted common stock to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we recognized compensation expense of $96,000 and $51,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2007 and 2006, there was approximately $228,000 and $149,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be realized over a remaining weighted average period of 3.1 years.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, the fair value of the nonvested shares of restricted common stock was $260,000 and $160,000, respectively. A summary of the status of our shares of restricted common stock as of December 31, 2007 and 2006, and the changes for the period from April 28, 2006 (Date of Inception) through December 31, 2006, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — April 28, 2006 (Date of Inception)	—	—
Granted	20,000	$10.00
Vested	(4,000)	$10.00
Forfeited	—	—

Balance — December 31, 2006	16,000	$10.00
Granted	17,500	$10.00
Vested	(7,500)	$10.00
Forfeited	—	—

Balance — December 31, 2007	26,000	$10.00

Expected to vest — December 31, 2007	26,000	$10.00

14.	Subordinated Participation Interest

Pursuant to the Agreement of Limited Partnership of our operating partnership approved by our board of directors, upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement.

15.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the year ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006

Ordinary income	$915,000	15.3%	$—	—%
Capital gain	—	—	—	—
Return of capital	5,081,000	84.7	—	—

	$5,996,000	100%	$—	—%

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2024 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$35,055,000
2009	33,304,000
2010	28,690,000
2011	23,551,000
2012	19,964,000
Thereafter	69,670,000

Total	$210,234,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the year ended December 31, 2007 and the period from April 28, 2006 (Date of Inception) through December 31, 2006, the amount of contingent rent earned by us was not significant.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Business Combinations

For the year ended December 31, 2007, we completed the acquisition of 20 consolidated properties, adding a total of approximately 2,233,000 square feet of GLA to our property portfolio. We purchased our 20 properties on the following dates:

Property	Ownership%	Date

Southpointe Office Parke and Epler Parke I	100%	January 22, 2007
Crawfordsville Medical Office Park and Athens Surgery Center	100%	January 22, 2007
The Gallery Professional Building	100%	March 9, 2007
Lenox Office Park, Building G	100%	March 23, 2007
Commons V Medical Office Building	100%	April 24, 2007
Yorktown Medical Center and Shakerag Medical Center	100%	May 2, 2007
Thunderbird Medical Plaza	100%	May 15, 2007
Triumph Hospital Northwest and Triumph Hospital Southwest	100%	June 8, 2007
Gwinnett Professional Center	100%	July 27, 2007
1 and 4 Market Exchange	100%	August 15, 2007
Kokomo Medical Office Park	100%	August 30, 2007
St. Mary Physicians Center	100%	September 5, 2007
2750 Monroe Boulevard	100%	September 10, 2007
East Florida Senior Care Portfolio	100%	September 28, 2007
Northmeadow Medical Center	100%	November 15, 2007
Tucson Medical Office Portfolio	100%	November 20, 2007
Lima Medical Office Portfolio	100%	December 7, 2007
Highlands Ranch Medical Plaza	100%	December 19, 2007
Park Place Office Park	100%	December 20, 2007
Chesterfield Rehabiliation Center	80.0%	December 20, 2007

Results of operations for the properties are reflected in our consolidated statements of operations for the year ended December 31, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the 20 consolidated properties was $408,440,000 plus closing costs of $14,587,000, of which $301,160,000 was initially financed with mortgage loans, unsecured note payables to an affiliate or borrowings under our secured revolving line of credit with LaSalle and KeyBank.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of December 31, 2007 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for our properties where the purchase price exceeded 10.0% of the aggregate purchase price of the 20 properties and all other properties aggregated together:

	East Florida Senior Care Portfolio	All Other Properties	Total

Land	$10,078,000	$42,350,000	$52,428,000
Building and improvements	34,870,000	269,267,000	304,137,000
Above market leases	—	3,348,000	3,348,000
In place leases	2,612,000	26,481,000	29,093,000
Tenant relationships	6,316,000	26,482,000	32,798,000
Leasehold interest	—	3,117,000	3,117,000

Total assets acquired	53,876,000	371,045,000	424,921,000
Below market leases	—	(1,894,000)	(1,894,000)

Total liabilities assumed	—	(1,894,000)	(1,894,000)

Net assets acquired	$53,876,000	$369,151,000	$423,027,000

Assuming all of the acquisitions discussed above had occurred on January 1, 2007, for the year ended December 31, 2007, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $45,209,000, $(18,780,000) and $(1.89), respectively. Assuming all of the acquisitions discussed above had occurred on April 28, 2006 (Date of Inception), for the period from April 28, 2006 (Date of Inception) through December 31, 2006, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $30,517,000, $(10,834,000) and $(1.09), respectively. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31,	September 30,
	2007	2007	June 30, 2007	March 31, 2007

Revenues	$8,914,000	$4,787,000	$3,183,000	$742,000
Expenses	(8,850,000)	(5,545,000)	(3,726,000)	(1,003,000)

Income (loss) before other income (expense)	64,000	(758,000)	(543,000)	(261,000)
Other income (expense)	(4,062,000)	(1,175,000)	(660,000)	(271,000)

Net loss	$(3,998,000)	$(1,933,000)	$(1,203,000)	$(532,000)

Loss per share — basic and diluted	$(0.21)	$(0.15)	$(0.18)	$(0.73)

Weighted average number of shares outstanding — basic and diluted	18,893,438	13,223,746	6,727,995	730,986

			Period from
			April 28, 2006
	Quarters Ended		(Date of Inception)
	December 31,	September 30,	through June 30,
	2006	2006	2006

Revenues	$—	$—	$—
Expenses	(192,000)	(50,000)	—

Loss before other income (expense)	(192,000)	(50,000)	—
Other income (expense)	—	—	—

Net loss	$(192,000)	$(50,000)	$—

Loss per share — basic and diluted	$(46.10)	$(88.84)	$—

Weighted average number of shares outstanding — basic and diluted	4,167	559	200

19.	Subsequent Events

Status of our Offering

As of March 14, 2008, we had received and accepted subscriptions in our Offering for 25,933,558 shares of our common stock, or $259,042,000 excluding shares issued under the DRIP.

Share Repurchases

In February 2008, we repurchased 12,270 shares, or $123,000, under our share repurchase plan.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our independent directors as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

Unaffiliated Third Party Acquisitions

Medical Portfolio 1

On February 1, 2008, we acquired Medical Portfolio 1, located in Kansas and Florida, or the Medical Portfolio 1 property, for a total purchase price of $36,950,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $22,000,000 from Wachovia and $16,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $1,109,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Fort Road Medical Building

On March 6, 2008, we acquired Fort Road Medical Building, located in St. Paul, Minnesota, or the Fort Road property, for a total purchase price of $8,650,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $5,800,000 from LaSalle, $3,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and with funds raised through our Offering. An acquisition fee of $260,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Liberty Falls Medical Plaza

On March 19, 2008, we acquired Liberty Falls Medical Plaza, located in Liberty Township, Ohio, or the Liberty property, for a total purchase price of $8,150,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $7,600,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $245,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Epler Parke Building B

On March 24, 2008, we acquired Epler Parke Building B, located in Indianapolis, Indiana, or the Epler B property, for a total purchase price of $5,850,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with $6,1000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $176,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Cypress Station Medical Building

On March 25, 2008, we acquired Cypress Station Medical Building, located in Houston, Texas, or the Cypress property, for a total purchase price of $11,200,000, plus closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a secured loan of $7,300,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from National City Bank and $4,500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. An acquisition fee of $336,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Proposed Unaffiliated Third Party Acquisitions

On March 10, 2008, our board of directors approved the acquisitions of: (i) Senior Care Portfolio 1 located in California and Texas for a total purchase price of $39,600,000, plus closing costs; and (ii) Vista Professional Center, located in Lakeland, Florida for a total purchase price of $5,250,000, plus closing costs. We intend to finance the purchases through debt financing.

We expect to pay our advisor and its affiliate an acquisition fee of $1,188,000 and $158,000, respectively, or 3.0% of the respective purchase prices, in connection with the acquisition of Senior Care Portfolio 1 and Vista Professional Center. We anticipate that the closings will occur in the first quarter of 2008; however, the closings are subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Senior Care Portfolio 1 and Vista Professional Center.

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007

Additions
Charged
	Balance at	to Costs	Charged to	Balance at
	Beginning	and	Other	End of
Description	of Period	Expenses	Accounts	Period

Year Ended December 31, 2007 — Reserve deducted from accounts receivable	$—	$7,000	$—	$7,000
Period from April 28, 2006 (Date of Inception) through December 31, 2006 — Reserve deducted from accounts receivable	$—	$—	$—	$—

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
December 31, 2007

											Maximum Life
											on Which
											Depreciation in
											Latest
			Initial Cost to Company		Gross Amounts at Which Carried at Close of Period (b)						Income
				Building and		Buildings and		Accumulated			Statement is
		Encumbrance	Land	Improvements	Land	Improvements	Total (a)	Depreciation (c)	Date Constructed	Date Acquired	Computed

Southpointe Office Parke and Epler Parke I (Medical Office)	Crawfordsville, IN	$9,146,000	$2,889,000	$10,014,000	$2,889,000	$10,102,000	$12,991,000	$(362,000)	1991 & 1996 / 2002	01/22/07	39 years
Crawfordsville Medical Office Park and Athens Surgery Center (Medical Office)	Indianapolis, IN	4,264,000	699,000	5,473,000	699,000	5,473,000	6,172,000	(174,000)	1998/2000	01/22/07	39 years
The Gallery Professional Building (Medical Office)	St. Paul, MN	6,000,000	1,157,000	5,009,000	1,157,000	5,624,000	6,781,000	(196,000)	1979	03/09/07	39 years
Lenox Office Park, Building G (Office)	Memphis, TN	12,000,000	1,670,000	13,626,000	1,670,000	13,646,000	15,316,000	(546,000)	2000	03/23/07	39 years
Commons V Medical Office Building (Medical Office)	Naples, FL	10,000,000	4,173,000	9,070,000	4,173,000	9,070,000	13,243,000	(189,000)	1991	04/24/07	39 years
Yorktown Medical Center and Shakerag Medical Center (Medical Office)	Peachtree City/Fayetteville, GA	13,530,000	3,545,000	15,792,000	3,545,000	15,799,000	19,344,000	(481,000)	1987/1994	05/02/07	39 years
Thunderbird Medical Plaza	Glendale, AZ	14,000,000	3,842,000	19,680,000	3,842,000	19,728,000	23,570,000	(502,000)	1975, 1983, 1987	05/15/07	39 years

Triumph Hospital Northwest and Triumph Hospital Southwest (Healthcare Related Facility)	Sugarland/Houston, TX	—	3,047,000	28,541,000	3,047,000	28,540,000	31,587,000	(674,000)	1986/1989	06/08/07	39 years

Gwinnett Professional Center (Medical Office)	Lawrenceville, GA	5,699,000	1,290,000	7,238,000	1,290,000	7,251,000	8,541,000	(124,000)	1985	07/27/07	39 years
1 and 4 Market Exchange (Medical Office)	Columbus, OH	14,500,000	2,326,000	17,204,000	2,326,000	17,200,000	19,526,000	(263,000)	2001/2003	08/15/07	39 years

Kokomo Medical Office Park (Medical Office)	Kokomo, IN	8,300,000	1,779,000	9,640,000	1,779,000	9,700,000	11,479,000	(144,000)	1992, 1994, 1995, 2003	08/30/07	39 years

St. Mary Physicians Center (Medical Office)	Long Beach, CA	8,280,000	1,815,000	10,241,000	1,815,000	10,234,000	12,049,000	(103,000)	1992	09/05/07	39 years
2750 Monroe Boulevard (Office)	Valley Forge, PA	—	2,323,000	22,634,000	2,323,000	22,656,000	24,979,000	(263,000)	1985	09/10/07	39 years
East Florida Senior Care Portfolio (Healthcare Related Facility)	Jacksonville,Sunrise,Winter, FL	30,384,000	10,078,000	34,870,000	10,078,000	34,870,000	44,948,000	(377,000)	1985, 1988, 1989	09/28/07	39 years

Northmeadow Medical Center (Medical Office)	Roswell, GA	8,000,000	1,245,000	9,104,000	1,245,000	9,246,000	10,491,000	(59,000)	1999	11/15/07	39 years

Tucson Medical Office Portfolio (Medical Office)	Tucson, AZ	—	1,309,000	17,576,000	1,309,000	17,576,000	18,885,000	(56,000)	1979, 1980, 1994 1970, 1985, 1990,	11/20/07	39 years
Lima Medical Office Portfolio (Medical Office)	Lima, OH	—	701,000	18,303,000	701,000	18,303,000	19,004,000	(75,000)	1996, 2004, 1920	12/07/07	39 years

Highlands Ranch Park Plaza (Medical Office)	Highland Ranch, CO	8,853,000	2,240,000	10,396,000	2,240,000	10,406,000	12,646,000	—	1983,1985	12/19/07	39 years
Park Place Office Park (Medical Office)	Dayton, OH	10,943,000	1,987,000	11,169,000	1,987,000	11,169,000	13,156,000	—	1987, 1988, 2002	12/20/07	39 years
Chesterfield Rehabilitation Center (Healthcare Related Facility)	Chesterfield, MO	22,000,000	4,313,000	28,557,000	4,313,000	28,557,000	32,870,000	—	2007	12/20/07	39 years

		$185,899,000	$52,428,000	$304,137,000	$52,428,000	$305,150,000	$357,578,000	$(4,588,000)

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(a) The changes in total real estate for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of April 28, 2006 (Date of Inception)	$—
Acquisitions	—
Additions	—
Disposals	—

Balance as of December 31, 2006	—
Acquisitions	356,565,000
Additions	1,046,000
Disposals	(33,000)

Balance as of December 31, 2007	$357,578,000

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(b) For federal income tax purposes, the aggregate cost of our 20 properties is as follows:

	Acquisition
Property	Date	Tax Basis

Southpointe Office Parke and Epler Parke I	January 22, 2007	$15,475,000
Crawfordsville Medical Office Park and Athens Surgery Center	January 22, 2007	$7,289,000
The Gallery Professional Building	March 9, 2007	$10,479,000
Lenox Office Park, Building G	March 23, 2007	$18,644,000
Commons V Medical Office Building	April 24, 2007	$15,112,000
Yorktown Medical Center and Shakerag Medical Center	May 2, 2007	$22,272,000
Thunderbird Medical Plaza	May 15, 2007	$25,898,000
Triumph Hospital Northwest and Triumph Hospital Southwest	June 8, 2007	$37,656,000
Gwinnett Professional Center	July 27, 2007	$9,782,000
1 and 4 Market Exchange	August 15, 2007	$22,685,000
Kokomo Medical Office Park	August 30, 2007	$13,861,000
St. Mary Physicians Center	September 5, 2007	$14,291,000
2750 Monroe Boulevard	September 10, 2007	$27,868,000
East Florida Senior Care Portfolio	September 28, 2007	$54,029,000
Northmeadow Medical Center	November 15, 2007	$12,239,000
Tucson Medical Office Portfolio	November 20, 2007	$21,809,000
Lima Medical Office Portfolio	December 7, 2007	$26,319,000
Highlands Ranch Medical Plaza	December 19, 2007	$15,079,000
Park Place Office Park	December 20, 2007	$16,298,000
Chesterfield Rehabiliation Center	December 20, 2007	$37,766,000

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(c) The changes in accumulated depreciation for the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of April 28, 2006 (Date of Inception)	$—
Additions	—
Disposals	—

Balance as of December 31, 2006	—
Additions	4,590,000
Disposals	(2,000)

Balance as of December 31, 2007	$4,588,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc. (Registrant)

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President (principal executive officer)

Date	March 25, 2008

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer)

Date	March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President (principal executive officer)

Date	March 25, 2008

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer)

Date	March 25, 2008

By	/s/ Maurice J. DeWald Maurice J. DeWald	Director

Date	March 25, 2008

By	/s/ W. Bradley Blair, II W. Bradley Blair, II	Director

Date	March 25, 2008

By	/s/ Warren D. Fix Warren D. Fix	Director

Date	March 25, 2008

By	/s/ Larry L. Mathis Larry L. Mathis	Director

Date	March 25, 2008

By	/s/ Gary T. Wescombe Gary T. Wescombe	Director

Date	March 25, 2008

EXHIBIT INDEX

Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of Grubb & Ellis Company on December 7, 2007, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc. respectively. The following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K

1.1	Dealer Manager Agreement between NNN Healthcare/Office REIT, Inc. and NNN Capital Corp (included as Exhibit 1.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
1.1.1	Amendment No. 1 to Dealer Manager Agreement between NNN Healthcare/Office REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1.1 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to our Post-Effective Amendment No. 6 to our Registration Statement on Form S-11, filed on February 27, 2008 (File No. 333-133652) and incorporated herein by reference)
3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2	Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007)
3.3	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.3 to our Registration Statement on Form S-11, filed on April 23, 2006 (File No. 333-133652) and incorporated herein by reference)
4.1	Form of Subscription Agreement to be used beginning January 1, 2008 (included as Exhibit C to our Prospectus dated December 14, 2007)
4.2	Distribution Reinvestment Plan (included as Appendix D to the Prospectus)
4.3	Share Repurchase Plan (included as Appendix E to the Prospectus)
4.4	Escrow Agreement (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.1	Advisory Agreement among NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.1.1	Amendment No. 1 to Advisory Agreement among NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC and Triple Net Properties, LLC (included as Exhibit 10.1.1 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.2	Agreement of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.3†	NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 3.3 to our Registration Statement on Form S-11, filed on April 23, 2006 (File No. 333-133652) and incorporated herein by reference)
10.4†	Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-11, filed on September 12, 2006 (File No. 333-133652) and incorporated herein by reference)
10.5	Form of Indemnification agreement executed by W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Gary T. Wescombe, Scott D. Peters, Danny Prosky, Andrea R. Biller, Shannon K S Johnson and Larry L. Mathis (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2007 and incorporated herein by reference)
10.6	Deed to Secure Debt Note by and between Gwinnett Professional Center, Ltd. and Archon Financial, L.P., dated December 30, 2003 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.7	Deed to Secure Debt, Assignment of Rents and Security Agreement by Gwinnett Professional Center, Ltd. to Archon Financial, L.P., dated December 30, 2003 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.8	Promissory Note dated August 18, 2006 issued by NNN Southpointe, LLC to LaSalle Bank National Association (included as Exhibit 10.13 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.9	Promissory Note dated August 18, 2006 issued by NNN Southpointe, LLC and NNN Crawfordsville, LLC to LaSalle Bank National Association (included as Exhibit 10.14 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.10	Mortgage, Security Agreement and Fixture Filing dated August 18, 2006 by NNN Southpointe, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.15 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.11	Subordinate Mortgage, Security Agreement and Fixture Filing dated August 18, 2006 by NNN Southpointe, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.16 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.12	Guaranty dated August 18, 2006 by Triple Net Properties, LLC for the benefit of LaSalle Bank National Association included as Exhibit 10.17 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.13	Guaranty (Securities Laws) dated August 18, 2006 by Triple Net Properties, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.18 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.14	Guaranty of Payment dated August 18, 2006 by Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.19 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.15	Assignment of Leases and Rents dated August 18, 2006 by NNN Southpointe, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.20 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)

10.16	Hazardous Substance Indemnification Agreement dated August 18, 2006 by NNN Southpointe, LLC and Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.21 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.17	Promissory Note dated September 12, 2006 issued by NNN Crawfordsville, LLC to LaSalle Bank National Association (included as Exhibit 10.22 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.18	Mortgage, Security Agreement and Fixture Filing dated September 12, 2006 by NNN Crawfordsville, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.23 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.19	Subordinate Mortgage, Security Agreement and Fixture Filing dated September 12, 2006 by NNN Crawfordsville, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.24 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.20	Guaranty dated September 12, 2006 by Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.25 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.21	Guaranty (Securities Laws) dated September 12, 2006 by Triple Net Properties, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.26 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.22	Assignment of Leases and Rents dated September 12, 2006 by NNN Crawfordsville, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.27 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.23	Hazardous Substance Indemnification Agreement dated September 12, 2006 by NNN Crawfordsville, LLC and Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.28 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, filed on April 23, 2007 (File No. 333-133652) and incorporated herein by reference)
10.24	Secured Promissory Note by and between NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.25	Deed of Trust, Security Agreement and Fixtures Filings by and among NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.26	Guaranty by and among NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.27	Guaranty (Securities Laws) by and among LaSalle Bank National Association and NNN Realty Advisors, Inc., dated January 2, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.28	Hazardous Substances Indemnification Agreement by and among NNN Lenox Medical, LLC, Triple Net Properties, LLC, and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.29	Assignment of Leases and Rents by and among NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)

10.30	Membership Interest Purchase and Sale Agreement by and between NNN South Crawford Member, LLC, NNN Southpointe, LLC and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.31	Membership Interest Assignment Agreement by and between NNN South Crawford Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.32	Membership Interest Purchase and Sale Agreement by and between NNN South Crawford Member, LLC, NNN Crawfordsville, LLC and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.33	Membership Interest Assignment Agreement by and between NNN South Crawford Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.34	Consent to Transfer and Agreement by and among NNN South Crawford Member, LLC, NNN Southpointe, LLC, NNN Healthcare/Office REIT Holdings, L.P., Triple Net Properties, LLC and LaSalle Bank National Association, dated January 22, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.35	Consent to Transfer and Agreement by and among NNN South Crawford Member, LLC, NNN Crawfordsville, LLC, NNN Healthcare/Office REIT Holdings, L.P., Triple Net Properties, LLC and LaSalle Bank National Association, dated January 22, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.36	Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. dated January 22, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.37	Mortgage, Security Agreement and Fixture Filing by and between NNN Gallery Medical, LLC, and LaSalle Bank National Association, dated February 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.38	Membership Interest Purchase and Sale Agreement by and between NNN Gallery Medical Member, LLC, NNN Gallery Medical, LLC and NNN Healthcare/Office REIT Holdings, L.P. dated March 9, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.39	Membership Interest Assignment Agreement by and between NNN Gallery Medical Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P. dated March 9, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.40	Secured Promissory Note by and between NNN Gallery Medical, LLC and LaSalle Bank National Association, dated March 9, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.41	Unsecured Promissory Note by and between NNN Healthcare/Office REIT Holdings, L.P., and NNN Realty Advisors, Inc., dated March 9, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.42	Consent to Transfer and Agreement by and among NNN Gallery Medical, LLC, NNN Healthcare/Office REIT Holdings, L.P., NNN Gallery Medical Member, LLC, NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated March 9, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.43	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Commons V Investment Partnership, Triple Net Properties, LLC and Landamerica Title Company, dated March 16, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

10.44	Membership Interest Purchase and Sale Agreement by and between NNN Lenox Medical Member, LLC, Triple Net Properties, LLC, NNN Lenox Medical, LLC, NNN Lenox Medical Land, LLC and NNN Healthcare/Office REIT Holdings, L.P., dated March 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.45	Membership Interest Assignment Agreement by and between NNN Lenox Medical Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P., dated March 23, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.46	Membership Interest Assignment Agreement by and between Triple Net Properties, LLC, and NNN Healthcare/Office REIT Holdings, L.P., dated March 23, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.47	Consent to Transfer and Assignment by and among NNN Lenox Medical, LLC, NNN Healthcare/Office REIT Holdings, L.P., NNN Lenox Medical Member, LLC, NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated March 23, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.48	Agreement of Sale and Purchase by and between Yorktown Building Holding Company, LLC and Triple Net Properties, LLC, dated March 29, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.49	Sale Agreement and Escrow Instructions by and between 5410 & 5422 W. Thunderbird Road, LLC, et al. and 5310 West Thunderbird Road, LLC, et al., Triple Net Properties, LLC and Chicago Title Company as Escrow Agent, dated April 6, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.50	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Commons V Investment Partnership and Triple Net Properties, LLC, dated April 9, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.51	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Commons V, LLC, dated April 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.52	Assignment and Assumption Agreement by and between Commons V Investment Partnership and NNN Healthcare/Office REIT Commons V, LLC, dated April 24, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.53	Agreement for Purchase and Sale of Real Property and Escrow Instructions between Hollow Tree, L.L.P., Triple Net Properties, LLC, and LandAmerica Title Company as Escrow Agent, dated April 30, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.54	Agreement for Purchase and Sale of Real Property and Escrow Instructions between First Colony Investments, L.L.P., Triple Net Properties, LLC, and LandAmerica Title Company as Escrow Agent, dated April 30, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.55	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Peachtree, LLC, dated May 1, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.56	Secured Promissory Note by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.57	Deed to Secure Debt, Security Agreement and Fixture Filing by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank National Association, dated May 1, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.58	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)

10.59	SEC Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.60	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.61	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.62	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Thunderbird Medical, LLC, dated May 11, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.63	First Amendment to Sale Agreement and Escrow Instructions by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and 5310 West Thunderbird Road, LLC, et al., dated May 14, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.64	First Amendment to Sale Agreement and Escrow Instructions by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and 5410 & 5422 W. Thunderbird Road, LLC, et al., dated May 14, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.65	Promissory Note issued by NNN Healthcare/Office REIT Commons V, LLC in favor of Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.66	Mortgage, Security Agreement and Fixture Filing by and between NNN Healthcare/Office REIT Commons V, LLC and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.67	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.68	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.69	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Commons V, LLC and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.70	Real Estate Purchase Agreement by and between Triple Net Properties, LLC and Gwinnett Professional Center Ltd., dated May 24, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.71	Assignment of Contracts by Triple Net Properties, LLC to NNN Healthcare/Office REIT Triumph, LLC, dated June 8, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.72	Promissory Note issued by NNN Healthcare/Office REIT Thunderbird Medical, LLC in favor of Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.73	Deed of Trust, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Thunderbird Medical, LLC to TRSTE, Inc., as Trustee, for the benefit of Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.74	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)

10.75	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.76	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.77	Unsecured Promissory Note by and between NNN Healthcare/Office REIT Holdings, L.P., and NNN Realty Advisors, Inc., dated June 8, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.78	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated June 12, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.79	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated June 25, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.80	Purchase Agreement by and between Triple Net Properties, LLC and St. Mary Physicians Center, LLC, dated June 26, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.81	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated July 10, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.82	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated July 26, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.83	Assignment and Assumption of Real Estate Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Gwinnett, LLC, dated July 27, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.84	Loan Assumption and Substitution Agreement by and among NNN Healthcare/Office REIT Gwinnett, LLC, NNN Healthcare/Office REIT, Inc., Gwinnett Professional Center, Ltd., and LaSalle Bank National Association, dated July 27, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.85	Allonge To Note by Gwinnett Professional Center, Ltd. to LaSalle Bank National Association, as Trustee, in favor of Archon Financial, L.P., dated July 27, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.86	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between 4MX Partners, LLC, 515 Partners, LLC and Triple Net Properties, LLC, dated July 30, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)
10.87	Purchase Agreement by and between Lexington Valley Forge L.P. and Triple Net Properties, LLC, dated August 1, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.88	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among Health Quest Realty XVII, Health Quest Realty XXII, Health Quest Realty XXXV and Triple Net Properties, LLC, dated August 6, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)

10.89	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated August 7, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.90	Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated August 14, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.91	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Market Exchange, LLC, dated August 15, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)
10.92	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC, dated August 30, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.93	Unsecured Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated August 30, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.94	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT St. Mary Physician Center, LLC, dated September 5, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.95	Note Secured by Deed of Trust issued by NNN Healthcare/Office REIT St. Mary Physician Center, LLC in favor of St. Mary Physicians Center, LLC, dated September 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.96	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT St. Mary Physician Center, LLC to Lone Oak Industries Inc., as Trustee, in favor of St. Mary Physicians Center, LLC, dated September 5, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.97	Unsecured Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated September 5, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.98	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Quest Diagnostics, LLC, dated September 10, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.99	Loan Agreement by and between NNN Healthcare/Office REIT Holdings, L.P., The Financial Institutions Party Hereto, and LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.100	Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.101	Contribution Agreement by and between NNN Healthcare/Office REIT Holdings, L.P. and the Subsidiary Guarantors, dated September 10, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.102	Guaranty of Payment executed by NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)

10.103	Open End Real Property Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Quest Diagnostics, LLC for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.104	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Triumph, LLC to Jeffrey C. Baker, as Trustee, for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.105	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Triumph, LLC to Jeffrey C. Baker, as Trustee, for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.106	Environmental Indemnity Agreement executed by NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Quest Diagnostics, LLC, and NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.107	Environmental Indemnity Agreement executed by NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Triumph, LLC, and NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.11 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.108	Joinder Agreement executed by NNN Healthcare/Office REIT Quest Diagnostics, LLC in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.12 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.109	Joinder Agreement executed by NNN Healthcare/Office REIT Triumph, LLC in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.13 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.110	First Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated September 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.111	Loan Agreement by and between NNN Healthcare/Office REIT Market Exchange, LLC and Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.112	Promissory Note by NNN Healthcare/Office REIT Market Exchange, LLC in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.113	Repayment Guaranty by NNN Healthcare/Office REIT, Inc. in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.114	Open-End Mortgage, Assignment, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Market Exchange, LLC in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.115	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Market Exchange, LLC and NNN Healthcare/Office REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.116	ISDA Interest Rate Swap Agreement by and between NNN Healthcare/Office REIT Market Exchange, LLC and Wachovia Bank, National Association, dated as of September 27, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.117	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office E Florida LTC, LLC, dated September 28, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.118	Loan Agreement by and between NNN Healthcare/Office REIT E Florida LTC, LLC and KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.119	Promissory Note by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.120	Unconditional Payment Guaranty by NNN Healthcare/Office REIT, Inc. for the benefit of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.121	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Jacksonville) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.122	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Winter Park) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.123	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Sunrise) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.124	Environmental and Hazardous Substances Indemnity Agreement by NNN Healthcare/Office REIT E Florida LTC, LLC for the benefit of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.125	Second Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated September 28, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.126	ISDA Interest Rate Swap Agreement by and between NNN Healthcare/Office REIT E Florida LTC, LLC and KeyBank National Association, dated as of October 2, 2007, and as amended October 25, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 25, 2007 and incorporated herein by reference)
10.127	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Northmeadow Parkway, LLC and Triple Net Properties, LLC, dated October 9, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 11, 2007 and incorporated herein by reference)
10.128	Third Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated October 10, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.129	Fourth Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated October 15, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.130	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Northmeadow Parkway, LLC and Triple Net Properties, LLC, dated October 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed November 11, 2007 and incorporated herein by reference)
10.131	Fifth Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated November 2, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)

10.132	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fraze Enterprises, Inc. and Triple Net Properties, LLC, dated November 12, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.133	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office Northmeadow, LLC, dated November 15, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed November 11, 2007 and incorporated herein by reference)
10.134	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fraze Enterprises, Inc., and Triple Net Properties, LLC, dated November 16, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.135	Second Amendment to Agreement for Purchase and Sales of Real Property and Escrow Instructions by and between Fraze Enterprises, Inc. and Triple Net properties, LLC, dated November 27, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.136	Purchase and Sale Agreement by and between BRCP Highlands Ranch, LLC and Triple Net Properties, LLC, dated November 29, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.137	Loan Agreement by and between NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC and Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.138	Promissory Note by NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC in favor of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.139	Mortgage, Assignment, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC in favor of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December , 2007 and incorporated herein by reference)
10.140	Repayment Guaranty by NNN Healthcare/Office REIT, Inc. in favor of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.141	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC and NNN Healthcare/Office REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.142	ISDA Interest Rate Swap Agreement by and between NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC and Wachovia Bank, National Association, entered into December 5, 2007, as amended (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.143	Sixth Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated December 6, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.144	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office Lima, LLC, dated December 7, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.145	Modification of Loan Agreement by and among Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT, Inc., NNN Healthcare/Office REIT 2750 Monroe, LLC, NNN Healthcare/Office REIT Triumph, LLC and LaSalle Bank National Association, dated December 12, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 18, 2007 and incorporated herein by reference)

10.146	Amended and Restated Promissory Note by Grubb & Ellis Healthcare REIT Holdings, L.P. in favor of LaSalle Bank National Association, dated December 12, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 18, 2007 and incorporated herein by reference)
10.147	Amended and Restated Promissory Note by Grubb & Ellis Healthcare REIT Holdings, L.P. in favor of KeyBank National Association, dated December 12, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 18, 2007 and incorporated herein by reference)
10.148	Management Agreement by and between G&E Healthcare REIT/Duke Chesterfield Rehab, LLC and Triple Net Properties Realty, Inc., dated December 18, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.149	Assignment and Assumption of Purchase and Sale Agreement by and between Triple Net Properties, LLC and G&E Healthcare REIT County Line Road, LLC, dated December 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.150	Loan Agreement by and between G&E Healthcare REIT County Line Road, LLC and Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.151	Promissory Note by G&E Healthcare REIT County Line Road, LLC in favor of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.152	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT County Line Road, LLC for the benefit of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.153	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.154	Environmental Indemnity Agreement by G&E Healthcare REIT County Line Road, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.155	Open-End Revolving Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Lima, LLC to and for the benefit of LaSalle Bank National Association, dated December 19, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.156	Open-End Fee and Leasehold Revolving Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Lima, LLC to and for the benefit of LaSalle Bank National Association, dated December 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.157	Joinder Agreement by NNN Healthcare/Office REIT Lima, LLC in favor of LaSalle Bank National Association, dated as of December 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.158	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., NNN Healthcare/Office REIT Lima, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated December 19, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.159	Agreement of Sale by and among Triple Net Properties, LLC and TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd. and TST Lakeland, Ltd., dated December 19, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)

10.160	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and G&E Healthcare REIT Lincoln Park Boulevard, LLC, dated December 20, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.161	Loan Agreement by and between G&E Healthcare REIT Lincoln Park Boulevard, LLC and Wachovia Bank, National Association, dated December 20, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.162	Promissory Note by G&E Healthcare REIT Lincoln Park Boulevard, LLC in favor of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.163	Open-End Mortgage, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Lincoln Park Boulevard, LLC in favor of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.164	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.165	Environmental Indemnity Agreement by G&E Healthcare REIT Lincoln Park Boulevard, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.166	Limited Liability Company Agreement of G&E Healthcare REIT/Duke Chesterfield Rehab, LLC by and between BD St. Louis Development, LLC and Grubb & Ellis Healthcare REIT Holdings, L.P., executed on December 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.167	Contribution Agreement by and among BD St. Louis Development, LLC, Grubb & Ellis Healthcare REIT Holdings, L.P. and G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, executed on December 20, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.168	Promissory Note by G&E Healthcare REIT Chesterfield Rehab Hospital, LLC in favor of National City Bank, dated December 20, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.169	Deed of Trust, Assignment, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by G&E Healthcare REIT Chesterfield Rehab Hospital, LLC to PSPM Trustee, Inc. for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.170	Grubb & Ellis Healthcare REIT, Inc. Limited Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.171	Duke Realty Limited Partnership Limited Guaranty of Payment by Duke Realty Limited Partnership for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.172	Environmental Indemnity Agreement by G&E Healthcare REIT Chesterfield Rehab Hospital, LLC, Grubb & Ellis Healthcare REIT, Inc. and Duke Realty Limited Partnership for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.173	Interest Rate Swap Confirmation by and between G&E Healthcare REIT Chesterfield Rehab Hospital, LLC and National City Bank, dated December 20, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)

10.174	Leasehold and Fee Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, and Environmental Indemnity Agreement by NNN Healthcare/Office REIT Tucson Medical Office, LLC to and for the benefit of LaSalle Bank National Association, dated December 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.175	Joinder Agreement by NNN Healthcare/Office REIT Tucson Medical Office, LLC in favor of LaSalle Bank National Association, dated December 20, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.176	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., NNN Healthcare/Office REIT Tucson Medical Office, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated December 20, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.177	ISDA Interest Rate Swap Agreement by and between G&E Healthcare REIT County Line Road, LLC and Wachovia Bank, National Association, dated December 21, 2007, as amended on December 24, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.178	ISDA Interest Rate Swap Agreement by and between G&E Healthcare REIT Lincoln Park Boulevard, LLC and Wachovia Financial Services, Inc., dated December 31, 2007, as amended on December 21, 2007 and December 24, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed December 28, 2007 and incorporated herein by reference)
21.1*	Subsidiaries of Grubb & Ellis Healthcare REIT, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Compensatory plan or arrangement.