Form 10-Q
period 2008-03-31
Grubb & Ellis Healthcare REIT, Inc.
filed 2008-05-14
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53206

Grubb & Ellis Healthcare REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 300 Santa Ana, California	92705 (Zip Code)
(Address of principal executive offices)

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of April 30, 2008, there were 31,432,816 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Real estate investments:
Operating properties, net	$442,653,000	$352,994,000
Cash and cash equivalents	9,415,000	5,467,000
Accounts and other receivables, net	2,517,000	1,233,000
Restricted cash	3,951,000	4,605,000
Identified intangible assets, net	76,598,000	62,921,000
Other assets, net	5,672,000	4,392,000

Total assets	$540,806,000	$431,612,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$238,653,000	$185,801,000
Line of credit	58,700,000	51,801,000
Accounts payable and accrued liabilities	10,189,000	7,983,000
Accounts payable due to affiliates, net	3,051,000	2,356,000
Derivative financial instruments	4,913,000	1,377,000
Security deposits, prepaid rent and other liabilities	3,089,000	1,974,000
Identified intangible liabilities, net	2,510,000	1,639,000

Total liabilities	321,105,000	252,931,000

Commitments and contingencies (Note 10)

Minority interests of limited partners	2,129,000	3,091,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 27,394,097 and 21,449,451 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	274,000	214,000
Additional paid-in capital	243,481,000	190,534,000
Accumulated deficit	(26,183,000)	(15,158,000)

Total stockholders’ equity	217,572,000	175,590,000

Total liabilities, minority interests and stockholders’ equity	$540,806,000	$431,612,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Rental income	$13,117,000	$742,000

Expenses:
Rental expenses	4,468,000	298,000
General and administrative	1,848,000	363,000
Depreciation and amortization	6,253,000	342,000

Total expenses	12,569,000	1,003,000

Income (loss) before other income (expense)	548,000	(261,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to note payables to affiliate	—	(71,000)
Interest expense related to mortgage loan payables and line of credit	(3,712,000)	(201,000)
Loss on derivative financial instruments	(3,536,000)	—
Interest and dividend income	11,000	1,000

Loss before minority interests	(6,689,000)	(532,000)

Minority interests	79,000	—

Net loss	$(6,610,000)	$(532,000)

Net loss per share — basic and diluted	$(0.27)	$(0.73)

Weighted average number of shares outstanding — basic and diluted	24,266,342	730,986

Distributions declared per common share	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE — December 31, 2007	21,449,451	$214,000	$190,534,000	$—	$(15,158,000)	$175,590,000
Issuance of common stock	5,757,170	58,000	57,473,000	—	—	57,531,000
Offering costs	—	—	(6,318,000)	—	—	(6,318,000)
Amortization of nonvested common stock compensation	—	—	19,000	—	—	19,000
Issuance of common stock under the DRIP	199,746	2,000	1,896,000	—	—	1,898,000
Repurchase of common stock	(12,270)	—	(123,000)	—	—	(123,000)
Distributions	—	—	—	—	(4,415,000)	(4,415,000)
Net loss	—	—	—	—	(6,610,000)	(6,610,000)

BALANCE — March 31, 2008	27,394,097	$274,000	$243,481,000	$—	$(26,183,000)	$217,572,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,610,000)	$(532,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests and lease inducements)	5,871,000	355,000
Stock based compensation, net of forfeitures	19,000	10,000
Bad debt expense	58,000	—
Change in fair value of derivative financial instruments	3,536,000	—
Minority interests	(79,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,327,000)	(190,000)
Accounts receivable due from affiliates	—	(36,000)
Other assets	(202,000)	(38,000)
Accounts payable and accrued liabilities	256,000	354,000
Accounts payable due to affiliates, net	452,000	130,000
Prepaid rent	612,000	(19,000)

Net cash provided by operating activities	2,586,000	34,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(107,609,000)	(18,364,000)
Capital expenditures	(775,000)	(4,000)
Restricted cash	654,000	(1,697,000)

Net cash used in investing activities	(107,730,000)	(20,065,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	53,100,000	—
Borrowings on unsecured note payables to affiliate	—	8,500,000
Borrowings under the line of credit, net	6,899,000	—
Payments on mortgage loan payables	(252,000)	—
Payments on unsecured note payables to affiliate	—	(8,500,000)
Proceeds from issuance of common stock	58,404,000	26,516,000
Security deposits	(14,000)	—
Deferred financing costs	(700,000)	—
Repurchase of common stock	(123,000)	—
Payment of offering costs	(6,053,000)	(1,937,000)
Distributions	(2,169,000)	(23,000)

Net cash provided by financing activities	109,092,000	24,556,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,948,000	4,525,000
CASH AND CASH EQUIVALENTS — Beginning of period	5,467,000	202,000

CASH AND CASH EQUIVALENTS — End of period	$9,415,000	$4,727,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,629,000	$178,000
Income taxes	$—	$1,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$843,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts receivable due from affiliates	$26,000	$45,000
Other assets	$19,000	$25,000
Mortgage loan payables, net	$—	$31,410,000
Accounts payable and accrued liabilities	$946,000	$575,000
Accounts payable due to affiliates	$3,000	$40,000
Security deposits, prepaid rent and other liabilities	$393,000	$167,000
Financing Activities:
Accrued deferred financing costs due to affiliates	$—	$390,000
Issuance of common stock under the DRIP	$1,898,000	$17,000
Distributions declared but not paid	$1,603,000	$97,000
Accrued offering costs	$1,376,000	$1,041,000
Receivable from transfer agent for issuance of common stock	$—	$36,000
Payable for issuance of common stock	$764,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

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

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of April 30, 2008, we had received and accepted subscriptions in our offering for 30,869,339 shares of our common stock, or $308,342,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P. (formerly known as NNN Healthcare/Office REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC (formerly known as NNN Healthcare/Office REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement had a one year term that expired on September 19, 2007 and was subject to successive one year renewals upon the mutual consent of the parties. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal of our Advisory Agreement for a term of one year ending on October 24, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisors stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2008, we had purchased 27 properties comprising 2,762,000 square feet of gross leasable area, or GLA.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2008 and December 31, 2007, we owned a 99.99% general partnership interest therein. Our advisor is a limited partner of our operating partnership and as of March 31, 2008 and December 31, 2007, owned a 0.01% limited partnership interest therein. Our advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and quality commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three months ended March 31, 2008 and 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (See Note 7, Derivative Financial Instruments). We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Land	$64,563,000	$52,428,000
Building and improvements	385,921,000	305,150,000
Furniture and equipment	8,000	5,000

	450,492,000	357,583,000

Less: accumulated depreciation	(7,839,000)	(4,589,000)

	$442,653,000	$352,994,000

Depreciation expense for the three months ended March 31, 2008 and 2007 was $3,351,000 and $120,000, respectively.

Acquisitions in 2008

Unaffiliated Third Party Acquisitions

Medical Portfolio 1 — Overland, Kansas and Largo, Brandon and Lakeland, Florida

On February 1, 2008, we acquired Medical Portfolio 1, located in Overland, Kansas and Largo, Brandon and Lakeland, Florida, or the Medical Portfolio 1 property, for a total purchase price of $36,950,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Medical Portfolio 1 property with a secured loan of $22,000,000 from Wachovia Bank, National Association, or Wachovia, and $16,000,000 in borrowings under our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $1,109,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Fort Road Medical Building — St. Paul, Minnesota

On March 6, 2008, we acquired Fort Road Medical Building, located in St. Paul, Minnesota, or the Fort Road property, for a purchase price of $8,650,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Fort Road property with a secured loan of $5,800,000 from LaSalle, $3,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and funds raised through our offering. We paid an acquisition fee of $260,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Liberty Falls Medical Plaza — Liberty Township, Ohio

On March 19, 2008, we acquired Liberty Falls Medical Plaza, located in Liberty Township, Ohio, or the Liberty Falls property, for a purchase price of $8,150,000, plus closing costs, from an unaffiliated third party. In connection with the purchase, we received a tenant improvement credit of $800,000 from the seller. We financed the purchase price of the Liberty Falls property with $7,600,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $245,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Epler Parke Building B — Indianapolis, Indiana

On March 24, 2008, we acquired Epler Parke Building B, located in Indianapolis, Indiana for a purchase price of $5,850,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of Epler Parke Building B with $6,100,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $176,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Cypress Station Medical Office Building — Houston, Texas

On March 25, 2008, we acquired Cypress Station Medical Office Building, located in Houston, Texas, or the Cypress property, for a purchase price of $11,200,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Cypress property with a secured loan of $7,300,000 from National City Bank and $4,500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $336,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Vista Professional Center — Lakeland, Florida

On March 27, 2008, we acquired Vista Professional Center, located in Lakeland, Florida, or the Vista Professional property, for a purchase price of $5,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Vista Professional property with $5,300,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and the remaining balance from funds raised through our offering. We paid an acquisition fee of $158,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Senior Care Portfolio 1 — Arlington, Galveston, Port Arthur and Texas City, Texas

Senior Care Portfolio 1 consists of a total of six properties, four of which are located in Texas, and two of which are located in California. On March 31, 2008, we acquired the Arlington, Galveston, Port Arthur and Texas City, Texas properties of Senior Care Portfolio 1, or the SCP 1 — TX property, for a total purchase price of $29,900,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the SCP 1 — TX property with a secured loan of $18,000,000 from Red Mortgage Capital, Inc. and $14,800,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $897,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Probable Unaffiliated Third Party Acquisition

Senior Care Portfolio 1 — Lomita and El Monte, California

On March 10, 2008, our board of directors approved the acquisition of the Senior Care Portfolio 1, as described above. We anticipate purchasing the Lomita and El Monte, California properties of Senior Care Portfolio 1, or the SCP 1 — CA property, for a purchase price of $9,700,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $291,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the SCP 1 — CA property. On April 2, 2008, we paid a real estate deposit of $300,000 to be held in escrow and applied towards the purchase of the SCP 1 — CA property.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

In place leases, net of accumulated amortization of $5,159,000 and $3,326,000 as of March 31, 2008 and December 31, 2007, respectively, (with a weighted average life of 81 months and 79 months as of March 31, 2008 and December 31, 2007, respectively)	$31,253,000	$25,540,000
Above market leases, net of accumulated amortization of $441,000 and $265,000 as of March 31, 2008 and December 31, 2007, respectively, (with a weighted average life of 110 months and 119 months as of March 31, 2008 and December 31, 2007, respectively)	4,529,000	3,083,000
Tenant relationships, net of accumulated amortization of $2,414,000 and $1,527,000 as of March 31, 2008 and December 31, 2007, respectively, (with a weighted average life of 143 months and 140 months as of March 31, 2008 and December 31, 2007, respectively)	37,362,000	31,184,000
Leasehold interests, net of accumulated amortization of $12,000 and $3,000 as of March 31, 2008 and December 31, 2007, respectively, (with a weighted average life of 1,068 months and 1,071 months as of March 31, 2008 and December 31, 2007, respectively)	3,105,000	3,114,000
Master lease, net of accumulated amortization of $0 as of March 31, 2008 (with a weighted average life of 14 months as of March 31, 2008)	349,000	—

	$76,598,000	$62,921,000

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2008 and 2007 was $3,077,000 and $229,000, respectively, which included $176,000 and $7,000, respectively, of amortization recorded against rental income for above market leases and $9,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests.

5.	Other Assets

Other assets consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Deferred financing costs, net of accumulated amortization of $358,000 and $170,000 as of March 31, 2008 and December 31, 2007, respectively	$2,854,000	$2,334,000
Lease commissions, net of accumulated amortization of $17,000 and $7,000 as of March 31, 2008 and December 31, 2007, respectively	371,000	275,000
Lease inducements, net of accumulated amortization of $40,000 and $19,000 as of March 31, 2008 and December 31, 2007, respectively	775,000	773,000
Deferred rent receivable	1,110,000	534,000
Prepaid expenses and deposits	562,000	476,000

	$5,672,000	$4,392,000

Amortization expense recorded on deferred financing costs, lease commissions and lease inducements for the three months ended March 31, 2008 and 2007 was $219,000 and $4,000, respectively, of which $188,000 and $4,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $21,000 and $0, respectively, of amortization was recorded against rental income for lease inducements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $238,747,000 ($238,653,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 3.91% to 6.12% per annum and a weighted average effective interest rate of 4.84% per annum. We had $90,857,000 ($90,763,000, net of discount), or 38.1%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $147,890,000, or 61.9%, of variable rate debt at a weighted average interest rate of 4.26% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. We had $90,919,000 ($90,821,000 net of discount), or 48.9%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted average interest rate of 6.35% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios and rent coverage ratios and reporting requirements. As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of March 31, 2008 and December 31, 2007:

	Interest	Maturity
Property	Rate	Date	March 31, 2008		December 31, 2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%	03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%	02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%	06/11/17	10,000,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%	05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%	06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%	01/01/14	5,671,000		5,699,000
St. Mary Physicians Center	5.80%	09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%	12/01/14	7,966,000		8,000,000

			90,857,000		90,919,000
Variable Rate Debt:
1 and 4 Market Exchange	Variable	09/28/10	14,500,000	*	14,500,000	**
East Florida Senior Care Portfolio	Variable	11/01/10	30,267,000	*	30,384,000	**
Kokomo Medical Office Park	Variable	11/30/10	8,300,000	*	8,300,000	**
Park Place Office Park	Variable	12/31/10	10,943,000	*	10,943,000	**
Highlands Ranch Medical Plaza	Variable	12/31/10	8,853,000	*	8,853,000	**
Chesterfield Rehabilitation Center	Variable	12/30/10	22,000,000	*	22,000,000	**
Medical Portfolio 1	Variable	02/28/11	21,927,000	*	—
Fort Road Medical Building	Variable	03/06/11	5,800,000	*	—
Cypress Station Medical Office Building	Variable	09/01/11	7,300,000		—
Senior Care Portfolio 1 — Texas	Variable	03/31/10	18,000,000		—

			147,890,000		94,980,000

	Total fixed and variable debt		238,747,000		185,899,000

	Less: discount		(94,000)		(98,000)

	Mortgage loan payables		$238,653,000		$185,801,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

*	As of March 31, 2008, we had variable rate mortgage loans with effective interest rates ranging from 3.91% to 4.73% per annum and a weighted average effective interest rate of 4.26% per annum. However, as of March 31, 2008, we had fixed rate interest rate swaps, ranging from 4.70% to 6.02%, on eight of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

**	As of December 31, 2007, we had variable rate mortgage loans with effective interest rates ranging from 6.15% to 6.78% per annum and a weighted average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

The principal payments due on our mortgage loan payables as of March 31, 2008 for the nine months ended December 31, 2008 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2008	$1,235,000
2009	$10,217,000
2010	$113,801,000
2011	$33,936,000
2012	$1,357,000
Thereafter	$78,201,000

Unsecured Note Payables to Affiliate

As of March 31, 2008 and December 31, 2007, we had no outstanding balances under unsecured note payables to affiliate. Further, we did not borrow any amounts under unsecured note payables to affiliate for the three months ended March 31, 2008.

7.	Derivative Financial Instruments

The following table lists our derivative financial instruments held by us as of March 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(747,000)	SWAP	09/28/10
$8,300,000	LIBOR	5.86%	$(423,000)	SWAP	11/30/10
$8,853,000	LIBOR	5.52%	$(319,000)	SWAP	12/31/10
$10,943,000	LIBOR	5.52%	$(421,000)	SWAP	12/31/10
$22,000,000	LIBOR	5.59%	$(804,000)	SWAP	12/30/10
$30,267,000	LIBOR	6.02%	$(1,557,000)	SWAP	10/01/10
$21,927,000	LIBOR	5.26%	$(580,000)	SWAP	01/31/11
$5,800,000	LIBOR	4.70%	$(62,000)	SWAP	03/06/11

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists our derivative financial instruments held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(306,000)	SWAP	09/28/10
$8,300,000	LIBOR	5.86%	$(164,000)	SWAP	11/30/10
$8,853,000	LIBOR	5.52%	$(23,000)	SWAP	12/31/10
$10,943,000	LIBOR	5.52%	$(65,000)	SWAP	12/31/10
$22,000,000	LIBOR	5.59%	$(117,000)	SWAP	12/30/10
$30,383,000	LIBOR	6.02%	$(702,000)	SWAP	10/01/10

As of March 31, 2008 and December 31, 2007, the fair value of our derivative financial instruments was $(4,913,000) and $(1,377,000), respectively.

For the three months ended March 31, 2008 and 2007, we recorded $3,536,000 and $0, respectively, as additional interest expense related to the change in the fair value of our derivative financial instruments.

Fair Value Measurements

In accordance with the provisions of FSP SFAS No. 157-2, we have partially applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of interest rate swaps. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows:

		Other
	Observable	Observable	Unobservable
	Inputs	Inputs	Inputs
Liabilities	Level 1	Level 2	Level 3	Total

Derivative financial instruments	$—	$(4,913,000)	$—	$(4,913,000)

Total liabilities at fair value	$—	$(4,913,000)	$—	$(4,913,000)

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.

8.	Line of Credit

We have a loan agreement, or the Loan Agreement, with LaSalle and KeyBank, in which we obtained a secured revolving credit facility in an aggregate maximum principal amount of $80,000,000, or our secured revolving line of credit with LaSalle and KeyBank. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (c) a combination of these rates.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (a) a minimum ratio of operating cash flow to interest expense, (b) a minimum ratio of operating cash flow to fixed charges, (c) a maximum ratio of liabilities to asset value, (d) a maximum distribution covenant and (e) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

As of March 31, 2008 and December 31, 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $58,700,000 and $51,801,000, respectively. Borrowings as of March 31, 2008 and December 31, 2007 bore interest at a weighted average interest rate of 4.48% and 6.93% per annum, respectively.

9.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Below market leases, net of accumulated amortization of $375,000 and $245,000 as of March 31, 2008 and December 31, 2007, respectively, (with a weighted average life of 62 months and 55 months as of March 31, 2008 and December 31, 2007, respectively)	$2,510,000	$1,639,000

	$2,510,000	$1,639,000

Amortization expense recorded on the identified intangible liabilities for the three months ended March 31, 2008 and 2007 was $203,000 and $4,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.

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

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering. As of March 31, 2008 and December 31, 2007, our advisor or Grubb & Ellis Realty Investors have incurred expenses of $1,034,000 and $1,086,000, respectively, in excess of 11.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of organizational, offering and related expenses during our offering stage.

Repairs and Maintenance Expenses

We were required by the terms of the mortgage loan secured by Thunderbird Medical Plaza to complete certain repairs to the property in the amount of $190,000 which were completed in February 2008. We were also required by the terms of the mortgage loan secured by The Gallery Professional Building to complete certain repairs to the property in the amount of $63,000 which were completed in January 2008.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT\Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interests in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interests. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interests in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of March 31, 2008 and December 31, 2007, the estimated redemption value is $3,090,000.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent director are also executive officers and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regards to our offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the three months ended March 31, 2008 and 2007, we incurred to our advisor or its affiliates $11,563,000 and $4,626,000, respectively, as detailed below.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2008 and 2007, we incurred $3,985,000 and $1,826,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional accountable 0.5% of the gross offering proceeds for bona fide due diligence expenses. Our dealer manager may re-allow all or a portion up to 0.5% of the gross offering proceeds to participating broker-dealers. For the three months ended March 31, 2008 and 2007, we incurred $1,469,000 and $753,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2008 and 2007, we incurred $864,000 and $399,000, respectively, in other organizational and offering expenses to our advisor or Grubb & Ellis Realty Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fees

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended March 31, 2008 and 2007, we incurred $3,181,000 and $1,470,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our disinterested independent directors. For the three months ended March 31, 2008 and 2007, we incurred $5,000 and $0, respectively, for such expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended March 31, 2008 and 2007, we incurred $1,136,000 and $59,000, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fees

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended March 31, 2008 and 2007, we incurred $396,000 and $29,000, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Lease Fees

Our advisor or its affiliates, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended March 31, 2008 and 2007, we incurred $257,000 and $0, respectively, to Realty or its affiliates in lease fees.

On-site Personnel and Engineering Payroll

For the three months ended March 31, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $183,000 and $0, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended March 31, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.6% and 192.3%, respectively, for the twelve months ended March 31, 2008.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2008 and 2007, Grubb & Ellis Realty Investors incurred on our behalf $70,000 and $19,000, respectively, in operating expenses which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our independent directors as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

For the three months ended March 31, 2008 and 2007, we incurred $17,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2008 and 2007, our advisor or its affiliates incurred $23,000 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an organizational, offering and related expense, these subscription agreement processing expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2008 and 2007, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid, for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2008 and 2007, we did not incur such disposition fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended March 31, 2008 and 2007, we did not incur such distribution.

Subordinated Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended March 31, 2008 and 2007, we did not incur such distribution.

Subordinated Distribution Upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement. For the three months ended March 31, 2008 and 2007, we did not incur such distribution.

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of March 31, 2008 and December 31, 2007:

Entity	Fee	March 31, 2008	December 31, 2007

Grubb & Ellis Realty Investors	Operating Expenses	$137,000	$ 79,000
Grubb & Ellis Realty Investors	Offering Costs	864,000	798,000
Grubb & Ellis Realty Investors	Due Diligence	27,000	25,000
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	136,000	51,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	(20,000)	4,000
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Due Diligence Expense Reimbursements	485,000	288,000
Realty	Asset and Property Management Fees	1,298,000	941,000
Realty	Lease Commissions	124,000	170,000

		$3,051,000	$2,356,000

Unsecured Note Payables to Affiliate

For the three months ended March 31, 2008 and 2007, we incurred interest expense to Grubb & Ellis Realty Investors of $0 and $71,000, respectively. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12.	Minority Interests

As of March 31, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interests.

In addition, as of March 31, 2008 and December 31, 2007, we owned an 80.0% interest in the consolidated limited liability company that owns Chesterfield Rehabilitation Center that was purchased on December 20, 2007. As of March 31, 2008 and December 31, 2007, the balance was comprised of the minority interest’s initial contribution and 20.0% of the earnings at Chesterfield Rehabilitation Center. For the three months ended March, 31, 2008, we recorded a purchase price allocation adjustment related to the Chesterfield Rehabilitation Center.

13.	Stockholders’ Equity

Common Stock

In April 2006, our advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted an aggregate of 12,500 shares of restricted common stock to our independent directors. Through March 31, 2008, we issued 26,887,540 shares of our common stock in connection with our offering and 481,127 shares of our common stock under the DRIP, and repurchased 12,270 shares of our common stock. As of March 31, 2008 and December 31, 2007, we had 27,394,097 and 21,449,451 shares of our common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of March 31, 2008 and December 31, 2007.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended March 31, 2008 and 2007, $1,898,000 and $17,000, respectively, in distributions were reinvested and 199,746 and 1,793 shares of our common stock, respectively, were issued under the DRIP. As of March 31, 2008 and December 31, 2007, a total of $4,571,000 and $2,673,000, respectively, in distributions were reinvested and 481,127 and 281,381 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us upon request by stockholders when certain criteria are met by the requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

DRIP. For the three months ended March 31, 2008 and 2007, we repurchased 12,270 shares of our common stock, or $123,000, and 0 shares of our common stock, or $0, respectively. As of March 31, 2008 and December 31, 2007, we had repurchased 12,270 shares of our common stock, or $123,000, and 0 shares of our common stock, or $0, respectively.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On June 12, 2007, in connection with their re-election, we granted 12,500 shares of restricted common stock to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended March 31, 2008 and 2007, we recognized compensation expense of $19,000 and $10,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2008 and December 31, 2007, there was approximately $209,000 and $228,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be realized over a remaining weighted average period of 2.8 years.

As of March 31, 2008 and December 31, 2007, the fair value of the nonvested shares of restricted common stock was $260,000. A summary of the status of the nonvested shares of restricted stock as of March 31, 2008 and December 31, 2007, and the changes for the three months ended March 31, 2008, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2007	26,000	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2008	26,000	$10.00

Expected to vest — March 31, 2008	26,000	$10.00

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14.	Subordinated Participation Interest

Pursuant to the Agreement of Limited Partnership of our operating partnership approved by our board of directors, upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement. As of March 31, 2008 and December 31, 2007, we have not recorded any charges to earnings related to the subordinated participation interest.

15.	Business Combinations

For the three months ended March 31, 2008, we completed the acquisition of seven consolidated properties, adding a total of approximately 529,000 square feet of GLA to our property portfolio, on the following dates:

Property	Date

Medical Portfolio 1	February 1, 2008
Fort Road Medical Building	March 6, 2008
Liberty Falls Medical Plaza	March 19, 2008
Epler Parke Building B	March 24, 2008
Cypress Station Medical Office Building	March 25, 2008
Vista Professional Center	March 27, 2008
Senior Care Portfolio 1 — Texas	March 31, 2008

Results of operations for the property acquisitions are reflected in our condensed consolidated statement of operations for the three months ended March 31, 2008 for the periods subsequent to the acquisition dates. The aggregate purchase price of the seven properties was $105,950,000 plus closing costs of $2,580,000, of which $110,400,000 was initially financed with mortgage loans and borrowings under our secured revolving line of credit with LaSalle and KeyBank.

In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of March 31, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

For the year ended December 31, 2007, we also completed the acquisition of 20 consolidated properties, adding a total of 2,233,000 square feet of GLA to our property portfolio.

Assuming all of the acquisitions discussed above had occurred on January 1, 2007, for the three months ended March 31, 2008, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $14,971,000, $(5,832,000) and $(0.24), respectively, and for the three months ended March 31, 2007, pro forma revenues, net income (loss) and net income (loss) per diluted share would have been $13,491,000, $(6,103,000) and $(0.32), respectively. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2008 and December 31, 2007, we had cash and cash equivalent accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of March 31, 2008, we had interests in three consolidated properties located in Texas, which accounted for 14.5% of our total rental income, interests in four consolidated properties located in Ohio, which accounted for 14.1% of our total rental income, interests in four consolidated properties located in Florida, which accounted for 17.6% of our total rental income and interests in three consolidated properties located in Georgia, which accounted for 10.3% of our total rental income for the three months ended March 31, 2008. This rental income is based on contractual base rent from leases in effect as of March 31, 2008 and no one property accounts for more than 10.0% of our aggregate total rental income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three months ended March 31, 2008, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

As of March 31, 2007, we had interests in two consolidated properties located in Indiana which accounted for 38.0% of our total rental income, interests in one consolidated property located in Minnesota which accounted for 20.5% of our total rental income and interests in one consolidated property located in Tennessee which accounted for 41.5% of our total rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three months ended March 31, 2007, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

Pfizer, Inc	$2,134,000	41.5%	Lenox Office Park, Building G	98,000	01/31/10

*	Annualized rental income is based on contractual base rent from leases in effect as of March 31, 2007.

17.	Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of restricted common stock give rise to potentially dilutive shares of our common stock.

For the three months ended March 31, 2008 and 2007, we recorded a net loss of $(6,610,000) and $(532,000), respectively. As of March 31, 2008 and 2007, 26,000 shares and 16,000 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during these periods.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18.	Subsequent Events

Status of our Offering

As of April 30, 2008, we had received and accepted subscriptions in our offering for 30,869,339 shares of our common stock, or $308,342,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In April 2008, we repurchased 20,000 shares of our common stock, or $200,000, under our share repurchase plan.

Probable Unaffiliated Third Party Acquisitions

Amarillo Hospital — Amarillo, Texas

On April 4, 2008, we executed a purchase and sale agreement for Amarillo Hospital, located in Amarillo, Texas. On April 30, 2008, our board of directors approved the acquisition of Amarillo Hospital. We anticipate purchasing Amarillo Hospital for a purchase price of $20,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $600,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Amarillo Hospital.

Proposed Unaffiliated Third Party Acquisitions

Nutfield Professional Center — Derry, New Hampshire

On April 30, 2008, our board of directors approved the acquisition of Nutfield Professional Center, located in Derry, New Hampshire. We anticipate purchasing Nutfield Professional Center for a total purchase price of $14,200,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $426,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Nutfield Professional Center.

Medical Portfolio 2 — O’Fallon and St. Louis, Missouri and Keller and Wichita Falls, Texas

On April 30, 2008, our board of directors approved the acquisition of Medical Portfolio 2, located in O’Fallon and St. Louis, Missouri and Keller and Wichita Falls, Texas. We anticipate purchasing Medical Portfolio 2 for a total purchase price of $44,800,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $1,344,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Medical Portfolio 2.

Academy Medical Center — Tucson, Arizona

On April 30, 2008, our board of directors approved the acquisition of Academy Medical Center, located in Tucson, Arizona. We anticipate purchasing Academy Medical Center for a purchase price of $8,250,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expect to pay our advisor and its affiliate an acquisition fee of $248,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Academy Medical Center.

Renaissance Medical Centre — Bountiful, Utah

On April 30, 2008, our board of directors approved the acquisition of Renaissance Medical Centre, located in Bountiful, Utah. We anticipate purchasing Renaissance Medical Centre for a purchase price of $30,200,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $906,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Renaissance Medical Centre.

Medical Portfolio 3 — Indianapolis, Indiana

On April 30, 2008, our board of directors approved the acquisition of Medical Portfolio 3, located in Indianapolis, Indiana. We anticipate purchasing Medical Portfolio 3 for a total purchase price of $90,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $2,718,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Medical Portfolio 3.

5995 Plaza Drive — Cypress, California

On April 30, 2008, our board of directors approved the acquisition of 5995 Plaza Drive, located in Cypress, California. We anticipate purchasing 5995 Plaza Drive for a purchase price of $25,700,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $771,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of 5995 Plaza Drive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2008 and December 31, 2007, together with our results of operations and cash flows for the three months ended March 31, 2008 and 2007.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates; and litigation, including without limitation, the investigation of Triple Net Properties, LLC by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of April 30, 2008, we had received and accepted subscriptions in our offering for 30,869,339 shares of our common stock, or $308,342,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P. (formerly known as NNN Healthcare/Office REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC (formerly known as NNN Healthcare/Office REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement had a one year term that expired on September 19, 2007 and was subject to successive one year renewals upon the mutual consent of the parties. On September 18, 2007, our board of directors extended the Advisory Agreement on a month-to-month basis. On October 24, 2007, our board of directors authorized the renewal of our Advisory Agreement for a term of one year ending on October 24, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisors stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

As of March 31, 2008, we had purchased 27 properties comprising 2,762,000 square feet of gross leasable area, or GLA.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying condensed consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

Acquisitions in 2008

Unaffiliated Third Party Acquisitions

Medical Portfolio 1 — Overland, Kansas and Largo, Brandon and Lakeland, Florida

On February 1, 2008, we acquired Medical Portfolio 1, located in Overland, Kansas and Largo, Brandon and Lakeland, Florida, or the Medical Portfolio 1 property, for a total purchase price of $36,950,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Medical Portfolio 1 property with a secured loan of $22,000,000 from Wachovia Bank, National Association, or Wachovia, and $16,000,000 in borrowings under our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $1,109,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Fort Road Medical Building — St. Paul, Minnesota

On March 6, 2008, we acquired Fort Road Medical Building, located in St. Paul, Minnesota, or the Fort Road property, for a purchase price of $8,650,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Fort Road property with a secured loan of $5,800,000 from LaSalle, $3,000,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and funds raised through our offering. We paid an acquisition fee of $260,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Liberty Falls Medical Plaza — Liberty Township, Ohio

On March 19, 2008, we acquired Liberty Falls Medical Plaza, located in Liberty Township, Ohio, or the Liberty Falls property, for a purchase price of $8,150,000, plus closing costs, from an unaffiliated third party.

In connection with the purchase, we received a tenant improvement credit of $800,000 from the seller. We financed the purchase price of the Liberty Falls property with $7,600,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $245,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Epler Parke Building B — Indianapolis, Indiana

On March 24, 2008, we acquired Epler Parke Building B, located in Indianapolis, Indiana for a purchase price of $5,850,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of Epler Parke Building B with $6,100,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $176,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Cypress Station Medical Office Building — Houston, Texas

On March 25, 2008, we acquired Cypress Station Medical Office Building, located in Houston, Texas, or the Cypress property, for a purchase price of $11,200,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Cypress property with a secured loan of $7,300,000 from National City Bank and $4,500,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $336,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Vista Professional Center — Lakeland, Florida

On March 27, 2008, we acquired Vista Professional Center, located in Lakeland, Florida, or the Vista Professional property, for a purchase price of $5,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Vista Professional property with $5,300,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank and the remaining balance from funds raised through our offering. We paid an acquisition fee of $158,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Senior Care Portfolio 1 — Arlington, Galveston, Port Arthur and Texas City, Texas

Senior Care Portfolio 1 consists of a total of six properties, four of which are located in Texas, and two of which are located in California. On March 31, 2008, we acquired the Arlington, Galveston, Port Arthur and Texas City, Texas properties of Senior Care Portfolio 1, or the SCP 1 — TX property, for a total purchase price of $29,900,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the SCP 1 — TX property with a secured loan of $18,000,000 from Red Mortgage Capital, Inc. and $14,800,000 in borrowings under our secured revolving line of credit with LaSalle and KeyBank. We paid an acquisition fee of $897,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Probable Unaffiliated Third Party Acquisition

Senior Care Portfolio 1 — Lomita and El Monte, California

On March 10, 2008, our board of directors approved the acquisition of the Senior Care Portfolio 1, as described above. We anticipate purchasing the Lomita and El Monte, California properties of Senior Care Portfolio 1, or the SCP 1 — CA property, for a purchase price of $9,700,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $291,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the SCP 1 — CA property. On April 2, 2008, we paid a real estate deposit of $300,000 to be held in escrow and applied towards the purchase of the SCP 1 — CA property.

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

Offering Proceeds

If we fail to raise significant proceeds under our offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our general & administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Scheduled Lease Expirations

As of March 31, 2008, our consolidated properties were 89.0% leased. 4.8% of the leased GLA expires during the remainder of 2008. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2008, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2007 and continue to comply with such regulations.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our operating results are primarily comprised of income derived from our portfolio of properties.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those Risk Factors previously disclosed in our 2007 Annual Report on Form 10-K filed with the SEC, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

Except where otherwise noted, the change in our results of operations is due to owning 27 properties as of March 31, 2008, as compared to owning four properties as of March 31, 2007.

Rental Income

For the three months ended March 31, 2008, rental income was $13,117,000 as compared to $742,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, rental income was primarily comprised of base rent of $9,872,000 and expense recoveries of $2,441,000. For the three months ended March 31, 2007, rental income was primarily comprised of base rent of $497,000 and expense recoveries of $225,000.

Rental Expenses

For the three months ended March 31, 2008, rental expenses were $4,468,000 as compared to $298,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, rental expenses represent expenses at our 27 properties and four properties, respectively. For the three months ended March 31, 2008, rental expenses were primarily comprised of real estate taxes of $1,569,000, utilities of $856,000, repairs and maintenance of $698,000, property management fees of $396,000 and insurance of $123,000. For the three months ended March 31, 2007, rental expenses were primarily comprised of real estate taxes of $116,000, utilities of $60,000, repairs and maintenance of $56,000, property management fees of $29,000 and insurance of $5,000.

General and Administrative

For the three months ended March 31, 2008, general and administrative was $1,848,000 as compared to $363,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, general and administrative consisted primarily of asset management fees of $1,136,000, professional and legal fees of $116,000, audit fees for our property acquisitions of $82,000, director and officer’s insurance premiums of $58,000, restricted stock compensation of $19,000 and directors’ fees of $16,000. For the three months ended March 31, 2007, general and administrative consisted primarily of audit fees for our four property acquisitions of $72,000, director and officer’s insurance premiums of $61,000, asset management fees of $59,000, professional and legal fees of $47,000, directors’ fees of $22,000, restricted stock compensation of $10,000, and postage and delivery of $7,000. The increase in general and administrative was due to managing 27 properties for the three months ended March 31, 2008, as compared to managing four properties for the three months ended March 31, 2007.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization was $6,253,000 as compared to $342,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, depreciation and amortization was comprised of depreciation on our properties of $3,351,000, amortization of identified intangible assets of $2,892,000 and amortization of lease commissions of $10,000. For the three months ended March 31, 2007, depreciation and amortization was comprised of depreciation on our properties of $120,000 and amortization of identified intangible assets of $222,000.

Interest Expense

For the three months ended March 31, 2008, interest expense was $7,248,000 as compared to $272,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $3,520,000, losses on derivative financial instruments of $3,536,000 related to our interest rate swaps and amortization of loan fees and debt discount of $192,000 that are being amortized to interest expense over the terms of the related debt instruments. For the three months ended March 31, 2007, interest expense was related to interest expense on our mortgage loan payables of $197,000, interest expense on unsecured note payables to NNN Realty Advisors of $71,000 and amortization of loan fees of $4,000 that are being amortized to interest expense over the terms of the related debt instruments.

Interest and Dividend Income

For the three months ended March 31, 2008, interest and dividend income was $11,000 as compared to $1,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The increase in interest and dividend income was due to higher cash balances in the first quarter of 2008 as compared to the first quarter of 2007.

Minority Interests

For the three months ended March 31, 2008, minority interests were $79,000 as compared to $0 for the three months ended March 31, 2007. For the three months ended March 31, 2008, minority interests were primarily related to the minority interest owner’s 20.0% share in the Chesterfield Rehabilitation Center.

Net Loss

For the three months ended March 31, 2008, we had a net loss of $(6,610,000), or $(0.27) per share, as compared to $(532,000), or $(0.73) per share, for the three months ended March 31, 2007. The increase in net loss was due to the factors discussed above.

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

Our advisor evaluates potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of our shares sold in our offering and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

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

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

As of March 31, 2008, we estimate that our expenditures for capital improvements will require up to $1,660,000 within the next nine months of 2008. As of March 31, 2008, we had $2,371,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to stockholders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gains.

Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2008 and 2007, were $2,586,000 and $34,000, respectively. For the three months ended March 31, 2008, cash flows provided by operating activities related primarily to operations from our 27 properties. For the three months ended March 31, 2007, cash flows provided by operating activities related primarily to operations from our four properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the three months ended March 31, 2008 and 2007, were $107,730,000 and $20,065,000, respectively. For the three months ended March 31, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $107,609,000. For the three months ended March 31, 2007, cash flows used in investing activities related primarily to the acquisition of our four properties in the amount of $18,364,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the three months ended March 31, 2008 and 2007, were $109,092,000 and $24,556,000, respectively. For the three months ended March 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $58,404,000, borrowings on mortgage loan payables of $53,100,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $6,899,000, partially offset by principal repayments of $252,000 on mortgage loan payables, the payment of the offering costs of $6,053,000 and distributions of $2,169,000. For the three months ended March 31, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $26,516,000, partially offset by the payment of offering costs of

$1,937,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended.

Our board of directors approved a 6.50% per annum distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. On February 14, 2007, our board of directors approved a 7.25% per annum distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007. Distributions are paid to our stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the three months ended March 31, 2008, we paid distributions of $4,067,000 ($2,169,000 in cash and $1,898,000 in shares of our common stock pursuant to the DRIP) from cash flow from operations of $2,586,000 for the period. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering. As of March 31, 2008, we had an amount payable of $1,695,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of March 31, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In addition, for the three months ended March 31, 2008, we did not pay distributions with funds from operations, or FFO. For the three months ended March 31, 2008, our FFO was $(409,000). See our disclosure regarding FFO below.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2008, our aggregate borrowings were 57.8% of all of our properties’ and real estate related securities’ combined fair market values.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. As of March 31, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables

Mortgage loan payables were $238,747,000 ($238,653,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 3.91% to 6.12% per annum and a weighted average effective interest rate of 4.84% per annum. We had $90,857,000 ($90,763,000, net of discount), or 38.1%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $147,890,000, or 61.9%, of variable rate debt at a weighted average interest rate of 4.26% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. We had $90,919,000 ($90,821,000 net of discount), or 48.9%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted average interest rate of 6.35% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios and rent coverage ratios and reporting requirements. As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of March 31, 2008 and December 31, 2007:

	Interest	Maturity
Property	Rate	Date	March 31, 2008		December 31, 2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%	03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%	02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%	06/11/17	10,000,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%	05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%	06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%	01/01/14	5,671,000		5,699,000
St. Mary Physicians Center	5.80%	09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%	12/01/14	7,966,000		8,000,000

			90,857,000		90,919,000
Variable Rate Debt:
1 and 4 Market Exchange	Variable	09/28/10	14,500,000	*	14,500,000	**
East Florida Senior Care Portfolio	Variable	11/01/10	30,267,000	*	30,384,000	**
Kokomo Medical Office Park	Variable	11/30/10	8,300,000	*	8,300,000	**
Park Place Office Park	Variable	12/31/10	10,943,000	*	10,943,000	**
Highlands Ranch Medical Plaza	Variable	12/31/10	8,853,000	*	8,853,000	**
Chesterfield Rehabilitation Center	Variable	12/30/10	22,000,000	*	22,000,000	**
Medical Portfolio 1	Variable	02/28/11	21,927,000	*	—
Fort Road Medical Building	Variable	03/06/11	5,800,000	*	—
Cypress Station Medical Office Building	Variable	09/01/11	7,300,000		—
Senior Care Portfolio 1 — Texas	Variable	03/31/10	18,000,000		—

			147,890,000		94,980,000

	Total fixed and variable debt		238,747,000		185,899,000

	Less: discount		(94,000)		(98,000)

	Mortgage loan payables		$238,653,000		$185,801,000

*	As of March 31, 2008, we had variable rate mortgage loans with effective interest rates ranging from 3.91% to 4.73% per annum and a weighted average effective interest rate of 4.26% per annum. However, as of March 31, 2008, we had fixed rate interest rate swaps, ranging from 4.70% to 6.02%, on eight of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

**	As of December 31, 2007, we had variable rate mortgage loans with effective interest rates ranging from 6.15% to 6.78% per annum and a weighted average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

Unsecured Note Payables to Affiliate

As of March 31, 2008 and December 31, 2007, we had no outstanding balances under unsecured note payables to affiliate. Further, we did not borrow any amounts under unsecured note payables to affiliate for the three months ended March 31, 2008.

Line of Credit

We have a loan agreement, or the Loan Agreement, with LaSalle and KeyBank in which we obtained a secured revolving credit facility in an aggregate maximum principal amount of $80,000,000, or our secured revolving line of credit with LaSalle and KeyBank. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate as defined in the Loan Agreement plus 0.50%, or (c) a combination of these rates.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (a) a minimum ratio of operating cash flow to interest expense, (b) a minimum ratio of operating cash flow to fixed charges, (c) a maximum ratio of liabilities to asset value, (d) a maximum distribution covenant and (e) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

As of March 31, 2008 and December 31, 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $58,700,000 and $51,801,000, respectively. Borrowings as of March 31, 2008 and December 31, 2007 bore interest at a weighted average interest rate of 4.48% and 6.93% per annum, respectively.

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

Commitments and Contingencies

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering. As of March 31, 2008 and December 31, 2007, our advisor or its affiliates have incurred expenses of $1,034,000 and $1,086,000, respectively, in excess of 11.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability.

Repairs and Maintenance Expenses

We were required by the terms of the mortgage loan secured by Thunderbird Medical Plaza to complete certain repairs to the property in the amount of $190,000 which were completed in February 2008. We were also required by the terms of the mortgage loan secured by The Gallery Professional Building to complete certain repairs to the property in the amount of $63,000 which were completed in January 2008.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT\Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interests in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interests. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interests in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of March 31, 2008 and December 31, 2007, the estimated redemption value is $3,090,000.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2008, we had fixed and variable mortgage loan payables in the principal amount of $238,747,000 ($238,653,000, net of discount) outstanding secured by our properties and $58,700,000 outstanding under our secured revolving line of credit with LaSalle and KeyBank. As of March 31, 2008, the weighted average interest rate on our outstanding debt was 4.77% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank as of March 31, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — fixed rate debt	$337,000	$9,706,000	$2,613,000	$78,201,000	$90,857,000
Interest payments — fixed rate debt	3,871,000	9,678,000	9,092,000	16,773,000	39,414,000
Principal payments — variable rate debt	59,598,000	114,312,000	32,680,000	—	206,590,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2008)	6,585,000	11,556,000	555,000	—	18,696,000

Total	$70,391,000	$145,252,000	$44,940,000	$94,974,000	$355,557,000

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(6,610,000)	$(532,000)
Add:
Depreciation and amortization — consolidated properties	6,253,000	342,000
Less:
Depreciation and amortization related to minority interests	(52,000)	—

FFO	$(409,000)	$(190,000)

Weighted average common shares outstanding — basic and diluted	24,266,342	730,986

Subsequent Events

Status of our Offering

As of April 30, 2008, we had received and accepted subscriptions in our offering for 30,869,339 shares of our common stock, or $308,342,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In April 2008, we repurchased 20,000 shares of our common stock, or $200,000, under our share repurchase plan.

Probable Unaffiliated Third Party Acquisitions

Amarillo Hospital — Amarillo, Texas

On April 4, 2008, we executed a purchase and sale agreement for Amarillo Hospital, located in Amarillo, Texas. On April 30, 2008, our board of directors approved the acquisition of Amarillo Hospital. We anticipate purchasing Amarillo Hospital for a purchase price of $20,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $600,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Amarillo Hospital.

Proposed Unaffiliated Third Party Acquisitions

Nutfield Professional Center — Derry, New Hampshire

On April 30, 2008, our board of directors approved the acquisition of Nutfield Professional Center, located in Derry, New Hampshire. We anticipate purchasing Nutfield Professional Center for a total purchase price of $14,200,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $426,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Nutfield Professional Center.

Medical Portfolio 2 — O’Fallon and St. Louis, Missouri and Keller and Wichita Falls, Texas

On April 30, 2008, our board of directors approved the acquisition of Medical Portfolio 2, located in O’Fallon and St. Louis, Missouri and Keller and Wichita Falls, Texas. We anticipate purchasing Medical Portfolio 2 for a total purchase price of $44,800,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $1,344,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Medical Portfolio 2.

Academy Medical Center — Tucson, Arizona

On April 30, 2008, our board of directors approved the acquisition of Academy Medical Center, located in Tucson, Arizona. We anticipate purchasing Academy Medical Center for a purchase price of $8,250,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $248,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Academy Medical Center.

Renaissance Medical Centre — Bountiful, Utah

On April 30, 2008, our board of directors approved the acquisition of Renaissance Medical Centre, located in Bountiful, Utah. We anticipate purchasing Renaissance Medical Centre for a purchase price of $30,200,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $906,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Renaissance Medical Centre.

Medical Portfolio 3 — Indianapolis, Indiana

On April 30, 2008, our board of directors approved the acquisition of Medical Portfolio 3, located in Indianapolis, Indiana. We anticipate purchasing Medical Portfolio 3 for a total purchase price of $90,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $2,718,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of Medical Portfolio 3.

5995 Plaza Drive — Cypress, California

On April 30, 2008, our board of directors approved the acquisition of 5995 Plaza Drive, located in Cypress, California. We anticipate purchasing 5995 Plaza Drive for a purchase price of $25,700,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing. We expect to pay our advisor and its affiliate an acquisition fee of $771,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur in the second quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of 5995 Plaza Drive.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC.

The table below presents, as of March 31, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$337,000	$8,871,000	$835,000	$1,256,000	$1,357,000	$78,201,000	$90,857,000	$89,677,000
Weighted average interest rate on maturing debt	5.89%	5.80%	5.79%	5.81%	5.81%	5.78%	5.79%	—
Variable rate debt — principal payments	$59,598,000	$1,346,000	$112,966,000	$32,680,000	$—	$—	$206,590,000	$206,590,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2008)	4.48%	4.15%	4.22%	4.38%	—	—	4.32%	—

Mortgage loan payables were $238,747,000 ($238,653,000, net of discount) as of March 31, 2008. As of March 31, 2008, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 3.91% to 6.12% per annum and a weighted average effective interest rate of 4.84% per annum. We had $90,857,000 ($90,763,000, net of discount), or 38.1%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $147,890,000, or 61.9%, of variable rate debt at a weighted average interest rate of 4.26% per annum. As of March 31, 2008, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $58,700,000. Borrowings as of March 31, 2008 bore interest at a weighted average interest rate of 4.48% per annum.

An increase in the variable interest rate on our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of March 31, 2008, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $294,000, or 4.06%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of March 31, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our initial public offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, as amended, which was declared effective by the SEC on September 20, 2006. The offering will terminate no later than September 20, 2009.

As of March 31, 2008, we had received and accepted subscriptions for 26,887,540 shares of our common stock, or $268,577,000. As of March 31, 2008, a total of $4,571,000 in distributions were reinvested and 481,127 shares of our common stock were issued under the DRIP.

As of March 31, 2008, we have incurred marketing support fees of $6,705,000, selling commissions of $18,553,000 and due diligence expense reimbursements of $147,000. We have also incurred organizational and offering expenses of $4,033,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of March 31, 2008, we have used $227,704,000 in offering proceeds to purchase our 27 properties and repay debt incurred in connection with such acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares under the DRIP.

During the three months ended March 31, 2008, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
	(a)	(b)	Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program	Plans or Programs

January 1, 2008 to January 31, 2008	—	$—	—	$—
February 1, 2008 to February 29, 2008	12,270	$10.00	12,270	(1)
March 1, 2008 to March 31, 2008	—	$—	—	$—

(1)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc.
(Registrant)

May 14, 2008 Date	By: /s/ Scott D. Peters Scott D. Peters Chief Executive Officer and President (principal executive officer)

May 14, 2008 Date	By: /s/ Shannon K S Johnson Shannon K S Johnson Chief Financial Officer (principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2		Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007)
3.3		Bylaws of Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
4.1		Form of Subscription Agreement to be used for the period from the date of the Prospectus to December 31, 2007 (included as Exhibit 4.1 to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed December 14, 2007 and incorporated herein by reference)
4.2		Form of Subscription Agreement to be used beginning January 1, 2008 (included as Exhibit 4.2 to Post-Effective Amendment No. 7 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed April 24, 2008 and incorporated herein by reference)
4.3		Distribution Reinvestment Plan (included as Exhibit 4.3 to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed December 14, 2007 and incorporated herein by reference)
4.4		Share Repurchase Plan (included as Exhibit 4.4 to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed December 14, 2008 and incorporated herein by reference)
4.5		Escrow Agreement (included as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.1		Advisory Agreement among NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10	.1.1	Amendment No. 1 to Advisory Agreement among NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC and Triple Net Properties, LLC (included as Exhibit 10.1.1 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed April 23, 2007 and incorporated herein by reference)
10.2		Agreement of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10	.3†	NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)

10	.4†	Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to the registrant’s Registration Statement on Form S-11, Amendment No. 6 (File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference)
10.5		Form of Indemnification agreement executed by W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Gary T. Wescombe, Scott D. Peters, Danny Prosky, Andrea R. Biller, Shannon K S Johnson and Larry L. Mathis (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2007 and incorporated herein by reference)
10.6		Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associated Limited Partnership and Triple Net Properties, LLC, dated January 14, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.7		First Amendment to Agreement of Sale by and among TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd., and TST Lakeland, Ltd. and Triple Net Properties, LLC, dated January 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.8		ISDA Master Agreement by and between National City Bank and G&E Healthcare REIT Chesterfield Rehab Hospital, LLC, dated January 20, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 1, 2008 and incorporated herein by reference)
10.9		First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associates Limited Partnership and Triple Net Properties, LLC, dated January 31, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.10		Second Amendment to Agreement of Sale by and among TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd., TST Lakeland, Ltd., Triple Net Properties, LLC and LandAmerica Financial Group, Inc., dated February 1, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.11		Assignment and Assumption of Agreement of Sale by and between Triple Net Properties, LLC and G&E Healthcare REIT Medical Portfolio 1, LLC, dated February 1, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.12		Loan Agreement by and between G&E Healthcare REIT Medical Portfolio 1, LLC and Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.13		Promissory Note by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.14		Mortgage, Assignment, Security Agreement and Fixture Filing (West Bay) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.15		Mortgage, Assignment, Security Agreement and Fixture Filing (Largo) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.16		Mortgage, Assignment, Security Agreement and Fixture Filing (Central Florida) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.17		Mortgage, Assignment, Security Agreement and Fixture Filing (Brandon) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)

10.18	Mortgage, Assignment, Security Agreement and Fixture Filing (Overland Park) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.19	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.20	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 1, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.21	ISDA Interest Rate Swap Agreement by and between Triple Net Properties, LLC and Wachovia Bank, National Association, dated February 1, 2008, as amended on February 6, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.22	First Amendment to Promissory Note by and between NNN Gallery Medical, LLC, NNN Realty Advisors, Inc. and LaSalle Bank National Association, released from escrow on February 20, 2008 and effective as of February 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference)
10.23	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NHP Cypress Station Partnership, LP and Grubb & Ellis Realty Investors, LLC, dated February 22, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.24	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associates Limited Partnership and Triple Net Properties, LLC, dated March 5, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.25	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Fort Road medical, LLC, dated March 6, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.26	Promissory Note by G&E Healthcare REIT Fort Road Medical, LLC in favor of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.27	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by G&E Healthcare REIT Fort Road Medical, LLC for the benefit of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.28	Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. in favor of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.29	Environmental Indemnity Agreement by G&E Healthcare REIT Fort Road Medical, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.30	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Epler Parke, LLC and Grubb & Ellis Realty Investors, LLC, dated March 6, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008 and incorporated herein by reference)
10.31	ISDA Interest Rate Swap Confirmation Letter Agreement by and between G&E Healthcare REIT Fort Road Medical, LLC and LaSalle Bank National Association, dated March 10, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.32	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Liberty Falls, LLC, Triple Net Properties, LLC, and Dave Chrestensen and Todd Crawford, dated March 11, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)21

10.33		Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Liberty Falls Medical Plaza, LLC, dated March 19, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)
10.34		Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Epler Parke Building B, LLC, dated March 24, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 28, 2008 and incorporated herein by reference)
10.35		Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Cypress Station, LLC, dated March 25, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.36		Promissory Note by G&E Healthcare REIT Cypress Station, LLC in favor of National City Bank, dated March 25, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.37		Deed of Trust, Security Agreement, Assignment of Leases and Rents and Financing Statement by G&E Healthcare REIT Cypress Station, LLC for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.38		Limited Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.39		Environmental Indemnity Agreement by G&E Healthcare REIT Cypress Station, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Compensatory plan or arrangement