Form 10-Q
period 2008-06-30
Grubb & Ellis Healthcare REIT, Inc.
filed 2008-08-13
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or
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

Yes ☐ No ☑

As of July 31, 2008, there were 45,180,525 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Real estate investments:
Operating properties, net	$681,629,000	$352,994,000
Cash and cash equivalents	11,759,000	5,467,000
Accounts and other receivables, net	4,669,000	1,233,000
Restricted cash	7,542,000	4,605,000
Identified intangible assets, net	116,687,000	62,921,000
Derivative financial instruments	165,000	—
Other assets, net	8,116,000	4,392,000

Total assets	$830,567,000	$431,612,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$393,694,000	$185,801,000
Unsecured note payable to affiliate	6,000,000	—
Line of credit	74,607,000	51,801,000
Accounts payable and accrued liabilities	18,436,000	7,983,000
Accounts payable due to affiliates, net	4,221,000	2,356,000
Derivative financial instruments	1,646,000	1,377,000
Security deposits, prepaid rent and other liabilities	3,880,000	1,974,000
Identified intangible liabilities, net	7,079,000	1,639,000

Total liabilities	509,563,000	252,931,000

Commitments and contingencies (Note 10)

Minority interest of limited partner in Operating Partnership	1,000	—
Minority interest of limited partner — redemption value of $3,090,000 (Note 10)	2,188,000	3,091,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 39,403,163 and 21,449,451 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	394,000	214,000
Additional paid-in capital	350,321,000	190,534,000
Accumulated deficit	(31,900,000)	(15,158,000)

Total stockholders’ equity	318,815,000	175,590,000

Total liabilities, minority interests and stockholders’ equity	$830,567,000	$431,612,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Rental income	$16,273,000	$3,183,000	$29,390,000	$3,924,000

Expenses:
Rental expenses	5,444,000	1,205,000	9,912,000	1,503,000
General and administrative	2,195,000	659,000	4,043,000	1,022,000
Depreciation and amortization	7,439,000	1,862,000	13,692,000	2,204,000

Total expenses	15,078,000	3,726,000	27,647,000	4,729,000

Income (loss) before other income (expense)	1,195,000	(543,000)	1,743,000	(805,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to note payable to affiliate	(1,000)	(6,000)	(1,000)	(77,000)
Interest expense related to mortgage loan payables and line of credit	(4,132,000)	(738,000)	(7,844,000)	(939,000)
Gain (loss) on derivative financial instruments	3,432,000	—	(104,000)	—
Interest and dividend income	20,000	84,000	31,000	85,000

Income (loss) before minority interests	514,000	(1,203,000)	(6,175,000)	(1,736,000)

Minority interests	(188,000)	—	(109,000)	—

Net income (loss)	$326,000	$(1,203,000)	$(6,284,000)	$(1,736,000)

Net income (loss) per share — basic	$0.01	$(0.18)	$(0.22)	$(0.46)

Net income (loss) per share — diluted	$0.01	$(0.18)	$(0.22)	$(0.46)

Weighted average number of shares outstanding —
Basic	33,164,866	6,727,995	28,714,736	3,745,793

Diluted	33,165,015	6,727,995	28,714,736	3,745,793

Distributions declared per common share	$0.18	$0.18	$0.36	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

3.1

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Deficit	Equity

BALANCE — December 31, 2007	21,449,451	$214,000	$190,534,000	$—	$(15,158,000)	$175,590,000
Issuance of common stock	17,517,227	175,000	174,829,000	—	—	175,004,000
Issuance vested and nonvested restricted common stock	12,500	—	25,000	—	—	25,000
Offering costs	—	—	(19,113,000)	—	—	(19,113,000)
Amortization of nonvested common stock compensation	—	—	38,000	—	—	38,000
Issuance of common stock under the DRIP	456,255	5,000	4,330,000	—	—	4,335,000
Repurchase of common stock	(32,270)	—	(322,000)	—	—	(322,000)
Distributions	—	—	—	—	(10,458,000)	(10,458,000)
Net loss	—	—	—	—	(6,284,000)	(6,284,000)

BALANCE — June 30, 2008	39,403,163	$394,000	$350,321,000	$—	$(31,900,000)	$318,815,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,284,000)	$(1,736,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable and lease inducements)	12,794,000	2,320,000
Stock based compensation, net of forfeitures	63,000	58,000
Bad debt expense	230,000	—
Change in fair value of derivative financial instruments	104,000	—
Minority interests	109,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(3,312,000)	(682,000)
Other assets	(32,000)	164,000
Accounts payable and accrued liabilities	3,021,000	602,000
Accounts payable due to affiliates, net	88,000	(334,000)
Prepaid rent and other liabilities	260,000	(4,000)

Net cash provided by operating activities	7,041,000	388,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(351,027,000)	(118,128,000)
Capital expenditures	(1,248,000)	(25,000)
Restricted cash	(2,937,000)	(3,352,000)

Net cash used in investing activities	(355,212,000)	(121,505,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	174,292,000	37,530,000
Borrowings on unsecured note payables to affiliate	6,000,000	12,500,000
Borrowings under the line of credit, net	22,806,000	—
Payments on mortgage loan payables	(628,000)	—
Payments on unsecured note payables to affiliate	—	(12,500,000)
Proceeds from issuance of common stock	177,525,000	104,953,000
Security deposits	(1,000)	12,000
Deferred financing costs	(2,606,000)	(585,000)
Repurchase of common stock	(322,000)	—
Payment of offering costs	(17,344,000)	(9,771,000)
Distributions	(5,130,000)	(470,000)
Distributions to minority interest limited partner	(129,000)	—

Net cash provided by financing activities	354,463,000	131,669,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,292,000	10,552,000
CASH AND CASH EQUIVALENTS — Beginning of period	5,467,000	202,000

CASH AND CASH EQUIVALENTS — End of period	$11,759,000	$10,754,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,811,000	$909,000
Income taxes	$—	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$645,000	$37,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$182,000	$397,000
Mortgage loan payables, net	$34,221,000	$31,410,000
Accounts payable and accrued liabilities	$4,081,000	$936,000
Accounts payable due to affiliates, net	$7,000	$385,000
Security deposits, prepaid rent and other liabilities	$1,469,000	$559,000
Financing Activities:
Issuance of common stock under the DRIP	$4,335,000	$335,000
Distributions declared but not paid	$2,249,000	$568,000
Accrued offering costs	$2,880,000	$1,749,000
Payable for issuance of common stock	$2,412,000	$118,000
Accrued deferred financing costs	$23,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ended December 31, 2007 when we file our fiscal year 2007 tax return and intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of July 31, 2008, we had received and accepted subscriptions in our offering for 44,348,425 shares of our common stock, or $443,006,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement has a one year term that expires on October 24, 2008 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

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

As of June 30, 2008, we had purchased 36 properties comprising 4,215,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $790,366,000.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of June 30, 2008 and December 31, 2007, owned a 0.01% limited partnership interest in our operating partnership. Our advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare related facilities and quality commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the six months ended June 30, 2008 and 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 clarifies that

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We will adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Land	$101,338,000	$52,428,000
Building and improvements	592,123,000	305,150,000
Furniture and equipment	8,000	5,000

	693,469,000	357,583,000

Less: accumulated depreciation	(11,840,000)	(4,589,000)

	$681,629,000	$352,994,000

Depreciation expense for the three months ended June 30, 2008 and 2007 was $4,076,000 and $780,000, respectively, and depreciation expense for the six months ended June 30, 2008 and 2007 was $7,427,000 and $900,000, respectively.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2008

During the six months ended June 30, 2008, we completed the acquisition of 16 properties. The aggregate purchase price of these properties was $381,926,000, of which $209,284,000 was financed with mortgage debt (see Note 6), $171,685,000 was financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank, (see Note 8) and $6,000,000 was financed through an unsecured note payable to NNN Realty Advisors (see Note 6). We paid $11,460,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions.

					Borrowings Incurred in Connection with the Acquisition			Acquisition
							Unsecured	Fee to our
					Mortgage	Line	Note	Advisor
		Date	Ownership	Purchase	Loan	of	Payable to	and its
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	Affiliate(3)	Affiliate(4)

Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	02/01/08	100%	$36,950,000	$22,000,000	$16,000,000	$—	$1,109,000
Fort Road Medical Building	St. Paul, MN	03/06/08	100%	8,650,000	5,800,000	3,000,000	—	260,000
Liberty Falls Medical Plaza	Liberty Township, OH	03/19/08	100%	8,150,000	—	7,600,000	—	245,000
Epler Parke Building B	Indianapolis, IN	03/24/08	100%	5,850,000	3,861,000	6,100,000	—	176,000
Cypress Station Medical Office Building	Houston, TX	03/25/08	100%	11,200,000	7,300,000	4,500,000	—	336,000
Vista Professional Center	Lakeland, FL	03/27/08	100%	5,250,000	—	5,300,000	—	158,000
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	Various	100%	39,600,000	18,000,000	14,800,000	6,000,000	1,188,000
Amarillo Hospital	Amarillo, TX	05/15/08	100%	20,000,000	—	20,000,000	—	600,000
5995 Plaza Drive	Cypress, CA	05/29/08	100%	25,700,000	16,830,000	26,050,000	—	771,000
Nutfield Professional Center	Derry, NH	06/03/08	100%	14,200,000	8,808,000	14,800,000	—	426,000
SouthCrest Medical Plaza	Stockbridge, GA	06/24/08	100%	21,176,000	12,870,000	—	—	635,000
Medical Portfolio 3	Indianapolis, IN	06/26/08	100%	90,100,000	58,000,000	32,735,000	—	2,703,000
Academy Medical Center	Tucson, AZ	06/26/08	100%	8,100,000	5,016,000	8,200,000	—	243,000
Decatur Medical Plaza	Decatur, GA	06/27/08	100%	12,000,000	—	12,600,000	—	360,000
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	Various	100%	44,800,000	30,304,000	—	—	1,344,000
Renaissance Medical Centre	Bountiful, UT	06/30/08	100%	30,200,000	20,495,000	—	—	906,000

Total				$381,926,000	$209,284,000	$171,685,000	$6,000,000	$11,460,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured on the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payable to affiliate evidenced by an unsecured promissory note. Our unsecured note payable to affiliate bears interest at a fixed rate and requires monthly interest-only payments for the term of the unsecured note payable to affiliate.

(4)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Proposed Acquisitions

On June 17, 2008, our board of directors approved the acquisition of the following properties:

			Acquisition
			Fee to our
		Purchase	Advisor and
Property	Property Location	Price	its Affiliate(1)

Medical Portfolio 4	Phoenix, AZ, Pharma and Cleveland, OH, and Waxahachie, Greenville, and Cedar Hill, TX	$59,000,000	$1,770,000
Mountain Empire Portfolio	Kingsport and Bristol, TN and Norton, VA	28,000,000	840,000

Total		$87,000,000	$2,610,000

(1)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired.

We anticipate that the closing of the above mentioned properties will occur in the third quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisitions.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

In place leases, net of accumulated amortization of $7,075,000 and $3,326,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 84 months and 79 months as of June 30, 2008 and December 31, 2007, respectively)	$48,594,000	$25,540,000
Above market leases, net of accumulated amortization of $637,000 and $265,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 107 months and 119 months as of June 30, 2008 and December 31, 2007, respectively)	7,970,000	3,083,000
Tenant relationships, net of accumulated amortization of $3,417,000 and $1,527,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 143 months and 140 months as of June 30, 2008 and December 31, 2007, respectively)	56,518,000	31,184,000
Leasehold interests, net of accumulated amortization of $20,000 and $3,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 992 months and 1,071 months as of June 30, 2008 and December 31, 2007, respectively)	3,355,000	3,114,000
Master lease, net of accumulated amortization of $99,000 and $0 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 13 months and 0 months as of June 30, 2008 and December 31, 2007, respectively)	250,000	—

	$116,687,000	$62,921,000

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2008 and 2007 was $3,573,000 and $1,163,000, respectively, which included $220,000 and $82,000, respectively, of amortization recorded against rental income for above market leases and $8,000 and $0, respectively, of

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

amortization recorded against rental expenses for leasehold interests. Amortization expense recorded on the identified intangible assets for the six months ended June 30, 2008 and 2007 was $6,650,000 and $1,391,000, respectively, which included $396,000 and $89,000, respectively, of amortization recorded against rental income for above market leases and $17,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests.

5.	Other Assets

Other assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Deferred financing costs, net of accumulated amortization of $598,000 and $170,000 as of June 30, 2008 and December 31, 2007, respectively	$4,526,000	$2,334,000
Lease commissions, net of accumulated amortization of $35,000 and $7,000 as of June 30, 2008 and December 31, 2007, respectively	553,000	275,000
Lease inducements, net of accumulated amortization of $60,000 and $19,000 as of June 30, 2008 and December 31, 2007, respectively	755,000	773,000
Deferred rent receivable	1,920,000	534,000
Prepaid expenses and deposits	362,000	476,000

	$8,116,000	$4,392,000

Amortization expense recorded on deferred financing costs, lease commissions and lease inducements for the three months ended June 30, 2008 and 2007 was $278,000 and $14,000, respectively, of which $240,000 and $13,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $20,000 and $0, respectively, of amortization was recorded against rental income for lease inducements. Amortization expense recorded on deferred financing costs, lease commissions and lease inducements for the six months ended June 30, 2008 and 2007 was $497,000 and $18,000, respectively, of which $428,000 and $16,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $41,000 and $0, respectively, of amortization was recorded against rental income for lease inducements.

6.  Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $394,554,000 ($393,694,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 3.83% to 12.75% per annum and a weighted average effective interest rate of 4.83% per annum. As of June 30, 2008, we had $125,752,000 ($124,892,000, net of discount), or 31.9%, of fixed rate debt at a weighted average interest rate of 5.81% per annum and $268,802,000, or 68.1%, of variable rate debt at a weighted average interest rate of 4.36% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. As of December 31, 2007, we had $90,919,000 ($90,821,000 net of discount), or 48.9%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted average interest rate of 6.35% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loan payables consisted of the following as of June 30, 2008 and December 31, 2007:

	Interest		Maturity	June 30,		December 31,
Property	Rate		Date	2008		2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	10,000,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,648,000		5,699,000
St. Mary Physicians Center	5.80%		09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,934,000		8,000,000
Medical Porfolio 2	5.91%		07/01/13	14,481,000		—
Renaissance Medical Centre	5.38%		09/01/15	19,224,000		—
Renaissance Medical Centre	12.75%		09/01/15	1,245,000		—

				125,752,000		90,919,000
Variable Rate Debt:
1 and 4 Market Exchange	3.83	%*	09/30/10	14,500,000	**	14,500,000	***
East Florida Senior Care Portfolio	3.90	%*	10/01/10	30,150,000	**	30,384,000	***
Kokomo Medical Office Park	3.88	%*	11/30/10	8,300,000	**	8,300,000	***
Park Place Office Park	4.03	%*	12/31/10	10,943,000	**	10,943,000	***
Highlands Ranch Medical Plaza	4.03	%*	12/31/10	8,853,000	**	8,853,000	***
Chesterfield Rehabilitation Center	4.13	%*	12/30/10	22,000,000	**	22,000,000	***
Medical Portfolio 1	4.16	%*	02/28/11	21,780,000	**	—
Fort Road Medical Building	4.11	%*	03/06/11	5,800,000	**	—
Cypress Station Medical Office Building	4.23	%*	09/01/11	7,284,000	**	—
Senior Care Portfolio 1	4.75	%*	03/31/10	18,000,000		—
SouthCrest Medical Plaza	4.66	%*	06/30/11	12,870,000		—
Epler Parke Building B	4.63	%*	06/30/11	3,861,000		—
5995 Plaza Drive	4.63	%*	06/30/11	16,830,000		—
Nutfield Professional Center	4.63	%*	06/30/11	8,808,000		—
Medical Portfolio 2	4.63	%*	06/30/11	15,807,000		—
Academy Medical Center	4.63	%*	06/30/11	5,016,000		—
Medical Portfolio 3	4.71	%*	06/26/11	58,000,000		—

				268,802,000		94,980,000

Total fixed and variable debt				394,554,000		185,899,000

Less: discount				(860,000)		(98,000)

Mortgage loan payables				$393,694,000		$185,801,000

*	Represents the interest rate in effect as of June 30, 2008.

**	As of June 30, 2008, we had variable rate mortgage loans on 17 of our properties with effective interest rates ranging from 3.83% to 4.75% per annum and a weighted average effective interest rate of 4.36% per annum. However, as of June 30, 2008, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on nine of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

***	As of December 31, 2007, we had variable rate mortgage loans on six of our properties with effective interest rates ranging from 6.15% to 6.78% per annum and a weighted average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

The principal payments due on our mortgage loan payables as of June 30, 2008 for the six months ending December 31, 2008 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2008	$1,126,000
2009	$11,430,000
2010	$115,761,000
2011	$152,963,000
2012	$1,746,000
Thereafter	$111,528,000

Unsecured Note Payable to Affiliate

On June 30, 2008, we entered into an unsecured note payable to NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $6,000,000. The unsecured note payable to affiliate provides for a maturity date of December 30, 2008. The $6,000,000 unsecured note payable to affiliate bears interest at a fixed rate of 4.96% per annum and requires monthly interest-only payments for the term of the unsecured note payable to affiliate. In the event of default, the unsecured note payable to affiliate provides for a default interest rate equal to 6.96% per annum. Because this loan is a related party loan, the terms of the unsecured note payable to affiliate were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. As of June 30, 2008 and December 31, 2007, $6,000,000 and $0, respectively, was outstanding under our unsecured note payable to affiliate.

7.	Derivative Financial Instruments

The following table lists our derivative financial instruments held by us as of June 30, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(358,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(183,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(72,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(110,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(174,000)	Swap	12/30/10
$30,150,000	LIBOR	6.02%	$(748,000)	Swap	10/01/10
$21,780,000	LIBOR	5.26%	$(1,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$88,000	Swap	03/06/11
$7,284,000	LIBOR	4.51%	$77,000	Swap	05/03/10

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists our derivative financial instruments held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(306,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(164,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(23,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(65,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(117,000)	Swap	12/30/10
$30,384,000	LIBOR	6.02%	$(702,000)	Swap	10/01/10

As of June 30, 2008 and December 31, 2007, the fair value of our derivative financial instruments was $(1,481,000) and $(1,377,000), respectively.

For the three months ended June 30, 2008 and 2007, we recorded $3,432,000 and $0, respectively, as a decrease to interest expense related to the change in the fair value of our derivative financial instruments and for the six months ended June 30, 2008 and 2007, we recorded $104,000 and $0, respectively, as an increase to interest expense related to the change in the fair value of our derivative financial instruments.

Fair Value Measurements

In accordance with the provisions of FSP SFAS No. 157-2, we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of interest rate swaps. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows:

		Other
	Observable Inputs	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

Assets
Derivative financial instruments	$—	$165,000	$—	$165,000

Total assets at fair value	$—	$165,000	$—	$165,000

Liabilities
Derivative financial instruments	$—	$(1,646,000)	$—	$(1,646,000)

Total liabilities at fair value	$—	$(1,646,000)	$—	$(1,646,000)

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flow of each derivative.

8.	Line of Credit

We have a loan agreement, or the Loan Agreement, with LaSalle and KeyBank, in which we obtained our secured revolving line of credit with LaSalle and KeyBank in an aggregate maximum principal amount of $80,000,000. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement.

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

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

As of June 30, 2008 and December 31, 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $74,607,000 and $51,801,000, respectively. Borrowings as of June 30, 2008 and December 31, 2007 bore interest at a weighted average interest rate of 3.96% and 6.93% per annum, respectively.

9.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Below market leases, net of accumulated amortization of $558,000 and $245,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 76 months and 55 months as of June 30, 2008 and December 31, 2007, respectively)	$7,079,000	$1,639,000

	$7,079,000	$1,639,000

Amortization recorded on the identified intangible liabilities for the three months ended June 30, 2008 and 2007 was $200,000 and $36,000, respectively, and for the six months ended June 30, 2008 and 2007 was $403,000 and $40,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.

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

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering. As of June 30, 2008 and December 31, 2007, our advisor or Grubb & Ellis Realty Investors have incurred expenses of $426,000 and $1,086,000, respectively, in excess of 11.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of organizational, offering and related expenses during our offering stage.

Repairs and Maintenance Expenses

We were required by the terms of the mortgage loan secured by Thunderbird Medical Plaza to complete certain repairs to the property in the amount of $190,000, which were completed in February 2008. We were also required by the terms of the mortgage loan secured by The Gallery Professional Building to complete certain repairs to the property in the amount of $63,000, which were completed in January 2008.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of June 30, 2008 and December 31, 2007, the estimated redemption value is $3,090,000.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent director are also executive officers and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into the Advisory Agreement and a dealer manager

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

agreement, or the Dealer Manager Agreement, with our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regards to our offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the three months ended June 30, 2008 and 2007, we incurred to our advisor or its affiliates $23,634,000 and $11,867,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred to our advisor or its affiliates $35,197,000 and $16,493,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2008 and 2007, we incurred $8,096,000 and $5,416,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $12,081,000 and $7,242,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds for accountable bona fide due diligence expenses. Our dealer manager may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended June 30, 2008 and 2007, we incurred $2,936,000 and $1,951,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $4,405,000 and $2,704,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2008 and 2007, we incurred $1,764,000 and $1,175,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $2,628,000 and $1,574,000, respectively, in other organizational and offering expenses to our advisor or Grubb & Ellis Realty Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our offering.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended June 30, 2008 and 2007, we incurred $8,279,000 and $2,913,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $11,460,000 and $4,383,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended June 30, 2008 and 2007, we incurred $3,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $8,000 and $0, respectively, for such expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended June 30, 2008 and 2007, we incurred $1,486,000 and $233,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $2,622,000 and $292,000, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended June 30, 2008 and 2007, we incurred $443,000 and $94,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $839,000 and $123,000, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Lease Fee

Our advisor or its affiliates, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the three months ended June 30, 2008 and 2007, we incurred $319,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $576,000 and $0, respectively, to Realty or its affiliates in lease fees.

On-site Personnel and Engineering Payroll

For the three months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $154,000 and $28,000, respectively, and for the six months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $337,000 and $28,000 respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended June 30, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.4% and 60.3%, respectively, for the 12 months ended June 30, 2008.

For the three months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred on our behalf $112,000 and $51,000, respectively, and for the six months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred on our behalf $182,000 and $70,000, respectively, in operating expenses which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our independent directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

For the three months ended June 30, 2008 and 2007, we incurred $41,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $58,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended June 30, 2008 and 2007, our advisor or its affiliates incurred $36,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, our advisor or its affiliates incurred $59,000 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an organizational, offering and related expense, these subscription agreement processing expenses will only become our liability to the extent selling commissions, the marketing support fee and due

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, we did not incur such expenses.

Liquidity Stage

Disposition Fee

Our advisor or its affiliates will be paid, for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, we did not incur such disposition fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, we did not incur such distribution.

Subordinated Distribution upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, we did not incur such distribution.

Subordinated Distribution upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, we did not incur such distribution.

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of June 30, 2008 and December 31, 2007:

Entity	Fee	June 30, 2008	December 31, 2007

Grubb & Ellis Realty Investors	Operating Expenses	$204,000	$79,000
Grubb & Ellis Realty Investors	Offering Costs	1,764,000	798,000
Grubb & Ellis Realty Investors	Due Diligence	11,000	25,000
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	98,000	51,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	6,000	4,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	1,105,000	288,000
NNN Realty Advisors	Interest Expense	1,000	—
Realty	Asset and Property Management Fees	892,000	941,000
Realty	Lease Commissions	140,000	170,000

		$4,221,000	$2,356,000

Unsecured Note Payable to Affiliate

For the three months ended June 30, 2008 and 2007, we incurred $1,000 and $6,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $1,000 and $77,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate, for a further discussion.

12.	Minority Interests

As of June 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interests.

In addition, as of June 30, 2008 and December 31, 2007, we owned an 80.0% interest in the JV Company that owns Chesterfield Rehabilitation Center which was purchased on December 20, 2007. As of June 30, 2008 and December 31, 2007, the balance was comprised of the minority interest’s initial contribution and 20.0% of the earnings at Chesterfield Rehabilitation Center. For the six months ended June 30, 2008, we recorded a purchase price allocation adjustment related to the Chesterfield Rehabilitation Center.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

13.	Stockholders’ Equity

Common Stock

In April 2006, our advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On each of June 12, 2007 and June 17, 2008, in connection with their re-election, we granted an aggregate of 12,500 shares of restricted common stock to our independent directors. Through June 30, 2008, we issued 38,647,597 shares of our common stock in connection with our offering and 737,636 shares of our common stock under the DRIP, and repurchased 32,270 shares of our common stock under our share repurchase plan. As of June 30, 2008 and December 31, 2007, we had 39,403,163 and 21,449,451 shares of our common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2008 and December 31, 2007, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended June 30, 2008 and 2007, $2,437,000 and $318,000, respectively, in distributions were reinvested and 256,509 and 33,493 shares of our common stock, respectively, were issued under the DRIP. For the six months ended June 30, 2008 and 2007, $4,335,000 and $335,000, respectively, in distributions were reinvested and 456,255 and 35,286 shares of our common stock, respectively, were issued under the DRIP. As of June 30, 2008 and December 31, 2007, a total of $7,008,000 and $2,673,000, respectively, in distributions were reinvested and 737,636 and 281,381 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us upon request by stockholders when certain criteria are met by the requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. For the three months ended June 30, 2008 and 2007, we repurchased 20,000 shares of our common stock, for an aggregate amount of $200,000, and 0 shares of our common stock, for $0, respectively. For the six months ended June 30, 2008 and 2007, we repurchased 32,270 shares of our common stock, for an aggregate amount of $322,000, and 0 shares of our common stock, for $0, respectively. As of June 30, 2008 and December 31, 2007, we had repurchased 32,270 shares of our common stock, for an aggregate amount of $322,000, and 0 shares of our common stock, for an aggregate amount of $0, respectively. See Note 18, Subsequent Events — Share Repurchases, regarding our amendment to our Share Repurchase Plan.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On each of June 12, 2007 and June 17, 2008, in connection with their re-election, we granted 12,500 shares of restricted common stock in the aggregate to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended June 30, 2008 and 2007, we recognized compensation expense of $44,000 and $48,000, respectively, and for the six months ended June 30, 2008 and 2007, we recognized compensation expense of $63,000 and $58,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of June 30, 2008 and December 31, 2007, there was approximately $290,000 and $228,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be realized over a remaining weighted average period of 3.0 years.

As of June 30, 2008 and December 31, 2007, the fair value of the nonvested shares of restricted common stock was $325,000 and $260,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of June 30, 2008 and December 31, 2007, and the changes for the six months ended June 30, 2008, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2007	26,000	$10.00
Granted	12,500	10.00
Vested	(6,000)	10.00
Forfeited	—	—

Balance — June 30, 2008	32,500	$10.00

Expected to vest — June 30, 2008	32,500	$10.00

14.	Subordinated Participation Interest

Pursuant to the Agreement of Limited Partnership of our operating partnership approved by our board of directors, upon a termination of the Advisory Agreement, other than a termination by us for cause, our advisor shall receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement. As of June 30, 2008 and December 31, 2007, we have not recorded any charges to earnings related to the subordinated participation interest.

15.	Business Combinations

For the six months ended June 30, 2008, we completed the acquisition of 16 consolidated properties, adding a total of approximately 1,982,000 square feet of GLA to our property portfolio, on the following dates:

Property	Date

Medical Portfolio 1	February 1, 2008
Fort Road Medical Building	March 6, 2008
Liberty Falls Medical Plaza	March 19, 2008
Epler Parke Building B	March 24, 2008
Cypress Station Medical Office Building	March 25, 2008
Vista Professional Center	March 27, 2008
Senior Care Portfolio 1	Various
Amarillo Hospital	May 15, 2008
5995 Plaza Drive	May 29, 2008
Nutfield Professional Center	June 3, 2008
SouthCrest Medical Plaza	June 24, 2008
Medical Portfolio 3	June 26, 2008
Academy Medical Center	June 26, 2008
Decatur Medical Plaza	June 27, 2008
Medical Portfolio 2	Various
Renaissance Medical Centre	June 30, 2008

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and six months ended June 30, 2008 for the periods subsequent to the acquisition dates. The aggregate purchase price of the 16 properties was $381,926,000 plus closing costs of $7,308,000, of which $386,968,000 was initially financed with mortgage loans, borrowings under our secured revolving line of credit with LaSalle and KeyBank and our unsecured note payable to affiliate.

In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of June 30, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming the acquisitions discussed above had occurred on January 1, 2008, for the three months ended June 30, 2008, pro forma revenues, net income and net income (loss) per basic and diluted share would have been $22,515,000, $(137,000) and $(0.00), respectively, and for the six months ended June 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $44,951,000, $(7,079,000) and $(0.25), respectively.

Assuming the acquisitions discussed above had occurred on January 1, 2007, for the three months ended June 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

have been $15,935,000, $(1,798,000) and $(0.05), respectively, and for the six months ended June 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $22,839,000, $(3,359,000) and $(0.12), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2008 and December 31, 2007, we had cash and cash equivalent accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

For the six months ended June 30, 2008, we had interests in five consolidated properties located in Indiana, which accounted for 20.2% of our total rental income, interests in five consolidated properties located in Texas, which accounted for 12.9% of our total rental income and interests in four consolidated properties located in Florida, which accounted for 12.4% of our total rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2008 and no one property accounts for more than 10.0% of our aggregate total rental income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the six months ended June 30, 2008, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

For the six months ended June 30, 2007, we had interests in two consolidated properties located in Indiana which accounted for 15.1% of our total rental income, an interest in one consolidated property located in Tennessee which accounted for 16.4% of our total rental income, an interest in one consolidated property located in Georgia which accounted for 18.4% of our total rental income, an interest in one consolidated property located in Arizona which accounted for 13.9% of our total rental income and an interest in one consolidated property located in Texas which accounted for 19.9% of our total rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the six months ended June 30, 2007, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

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

For the three months ended June 30, 2008 and 2007, we recorded net income (loss) of $326,000 and $(1,203,000), respectively, and for the six months ended June 30, 2008 and 2007, we recorded net income (loss) of $(6,284,000) and $(1,736,000), respectively. As of June 30, 2008, 32,500 shares of restricted common stock were outstanding and were included in the computation of diluted earnings per share for the three months ended June 30, 2008 because such shares of restricted common stock were dilutive, but were excluded from the computation of diluted earnings per share for the six months ended June 30, 2008 because such shares of restricted common stock were anti-dilutive. As of June 30, 2007, 30,000 shares of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive for the three and six months ended June 30, 2007.

18.	Subsequent Events

Status of our Offering

As of July 31, 2008, we had received and accepted subscriptions in our offering for 44,348,425 shares of our common stock, or $443,006,000 excluding shares of our common stock issued under the DRIP.

Share Repurchases

In July 2008, we repurchased 30,223 shares of our common stock, for an aggregate amount of $311,000, under our share repurchase plan.

Our board of directors has adopted and approved certain amendments to our Share Repurchase Plan. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended Share Repurchase Plan, redemption prices will range from $9.25 per share, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the current Share Repurchase Plan, stockholders can only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering. The amended Share Repurchase Plan will supersede and replace the current Share Repurchase Plan effective August 25, 2008.

Interest Rate Swaps

On July 9, 2008, we executed an interest rate swap agreement with Wachovia in connection with the combined $50,322,000 secured loan on Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Academy Medical Center and Medical Office Portfolio 2, or the Wachovia Pool loan. Pursuant to the terms of the original promissory note, the Wachovia Pool loan bears interest, at our option, at a per annum rate equal to either: (a) 30-day LIBOR plus 2.15%; or (b) the Prime Rate, as announced by Wachovia Financial from time to time. As a result of the interest rate swap agreement, the Wachovia Pool loan bears interest at an effective fixed rate of 5.60% per annum from August 1, 2008 through June 30, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on August 1, 2008.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On July 9, 2008, we executed an interest rate swap agreement with Wachovia in connection with the $12,870,000 secured loan on SouthCrest Medical Plaza, or the SouthCrest loan. Pursuant to the terms of the original promissory note, the SouthCrest loan bears interest, at our option, at a per annum rate equal to either: (a) 30-day LIBOR plus 2.20%; or (b) the Prime Rate, as announced by Wachovia from time to time. As a result of the interest rate swap agreement, the SouthCrest loan bears interest at an effective fixed rate of 5.65% per annum from August 1, 2008 through June 30, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on August 1, 2008.

On July 14, 2008, we executed an interest rate swap agreement with Fifth Third Bank in connection with the $58,000,000 secured loan on Medical Portfolio 3, or the Medical Portfolio 3 loan. Pursuant to the terms of the original promissory note, the Medical Portfolio 3 loan bears interest, at a per annum rate equal to either: (a) the Base Rate plus 0.50%, as announced by Fifth Third Bank from time to time; or (b) a 30-day LIBOR plus 2.25%. As a result of the interest rate swap agreement, the Medical Portfolio 3 loan bears interest at an effective fixed rate of 5.59% per annum from September 2, 2008 through June 26, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on September 2, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2008 and December 31, 2007, together with our results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.

Overview and Background

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We intend to elect to be treated as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2007 when we file our fiscal year 2007 tax return and intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of July 31, 2008, we had received and accepted subscriptions in our offering for 44,348,425 shares of our common stock, or $443,006,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement has a one year term that expires on October 24, 2008 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

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

As of June 30, 2008, we had purchased 36 properties comprising 4,215,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $790,366,000.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying condensed consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We will adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

Acquisitions in 2008

During the six months ended June 30, 2008, we completed the acquisition of 16 properties. The aggregate purchase price of these properties was $381,926,000, of which $209,284,000 was financed with property secured mortgage debt (See Capital Resources — Financing — Mortgage Loan Payables), $171,685,000 was financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank, (See Capital Resources — Financing — Line of Credit) and $6,000,000 was financed through an unsecured note payable to NNN Realty Advisors (See Capital Resources — Financing — Unsecured Note Payable to Affiliate). We paid $11,460,000 of acquisition fees to our advisor and its affiliates in connection with these acquisitions.

					Borrowings Incurred in Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payable	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate(4)

Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	02/01/08	100%	$36,950,000	$22,000,000	$16,000,000	$—	$1,109,000
Fort Road Medical Building	St. Paul, MN	03/06/08	100%	8,650,000	5,800,000	3,000,000	—	260,000
Liberty Falls Medical Plaza	Liberty Township, OH	03/19/08	100%	8,150,000	—	7,600,000	—	245,000
Epler Parke Building B	Indianapolis, IN	03/24/08	100%	5,850,000	3,861,000	6,100,000	—	176,000
Cypress Station Medical Office Building	Houston, TX	03/25/08	100%	11,200,000	7,300,000	4,500,000	—	336,000
Vista Professional Center	Lakeland, FL	03/27/08	100%	5,250,000	—	5,300,000	—	158,000
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	Various	100%	39,600,000	18,000,000	14,800,000	6,000,000	1,188,000
Amarillo Hospital	Amarillo, TX	05/15/08	100%	20,000,000	—	20,000,000	—	600,000
5995 Plaza Drive	Cypress, CA	05/29/08	100%	25,700,000	16,830,000	26,050,000	—	771,000
Nutfield Professional Center	Derry, NH	06/03/08	100%	14,200,000	8,808,000	14,800,000	—	426,000
SouthCrest Medical Plaza	Stockbridge, GA	06/24/08	100%	21,176,000	12,870,000	—	—	635,000
Medical Portfolio 3	Indianapolis, IN	06/26/08	100%	90,100,000	58,000,000	32,735,000	—	2,703,000
Academy Medical Center	Tucson, AZ	06/26/08	100%	8,100,000	5,016,000	8,200,000	—	243,000
Decatur Medical Plaza	Decatur, GA	06/27/08	100%	12,000,000	—	12,600,000	—	360,000
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	Various	100%	44,800,000	30,304,000	—	—	1,344,000
Renaissance Medical Centre	Bountiful, UT	06/30/08	100%	30,200,000	20,495,000	—	—	906,000

Total				$381,926,000	$209,284,000	$171,685,000	$6,000,000	$11,460,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured on the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payable to affiliate evidenced by an unsecured promissory note. Our unsecured note payable to affiliate bears interest at a fixed rate and requires monthly interest-only payments for the term of the unsecured note payable to affiliate.

(4)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired.

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

Offering Proceeds

If we fail to continue to raise proceeds under our offering, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Scheduled Lease Expirations

As of June 30, 2008, our consolidated properties were 91.2% occupied. During the remainder of 2008, 9.0% of the occupied GLA will expire. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2008, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Our operating results are primarily comprised of income derived from our portfolio of properties.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those Risk Factors previously disclosed in our 2007 Annual Report on Form 10-K filed with the SEC, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Except where otherwise noted, the change in our results of operations is due to owning 36 properties as of June 30, 2008, as compared to owning eight properties as of June 30, 2007.

Rental Income

For the three months ended June 30, 2008, rental income was $16,273,000 as compared to $3,183,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, rental income was primarily comprised of base rent of $12,002,000 and expense recoveries of $3,342,000. For the three months ended June 30, 2007, rental income was primarily comprised of base rent of $2,277,000 and expense recoveries of $838,000.

For the six months ended June 30, 2008, rental income was $29,390,000 as compared to $3,924,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, rental income was primarily comprised of base rent of $21,894,000 and expense recoveries of $5,783,000. For the six months ended June 30, 2007, rental income was primarily comprised of base rent of $2,774,000 and expense recoveries of $1,063,000.

The aggregate occupancy for our properties was 91.2% as of June 30, 2008 as compared to 89.0% as of June 30, 2007.

Rental Expenses

For the three months ended June 30, 2008, rental expenses were $5,444,000 as compared to $1,205,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, rental expenses were primarily comprised of real estate taxes of $2,227,000, utilities of $945,000, building maintenance of $926,000 and property management fees of $443,000. For the three months ended June 30, 2007, rental expenses were primarily comprised of utilities of $336,000, building maintenance of $303,000, real estate taxes of $301,000, grounds maintenance of $111,000 and property management fees of $94,000.

For the six months ended June 30, 2008, rental expenses were $9,912,000 as compared to $1,503,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, rental expenses were primarily comprised of real estate taxes of $3,796,000, utilities of $1,801,000, building maintenance of $1,624,000 and property management fees of $839,000. For the six months ended June 30, 2007, rental expenses were primarily comprised of real estate taxes of $417,000, utilities of $396,000, building maintenance of $359,000, grounds maintenance of $127,000 and property management fees of $123,000.

General and Administrative

For the three months ended June 30, 2008, general and administrative was $2,195,000 as compared to $659,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, general and administrative consisted primarily of asset management fees of $1,486,000, bad debt expense of $172,000, professional and legal fees of $132,000 and acquisition related audit fees of $40,000 to comply with the provisions of Article 3-14 of Regulation S-X. For the three months ended June 30, 2007, general and administrative consisted primarily of asset management fees of $233,000, professional and legal fees of $128,000, acquisition related audit fees of $95,000 to comply with the provisions of Article 3-14 of Regulation S-X and director and officers’ insurance premiums of $62,000.

For the six months ended June 30, 2008, general and administrative was $4,043,000 as compared to $1,022,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative consisted primarily of asset management fees of $2,622,000, professional and legal fees of $514,000, acquisition related audit fees of $122,000 to comply with the provisions of Article 3-14 of Regulation S-X and bad debt expense of $230,000. For the six months ended June 30, 2007, general and administrative consisted primarily of asset management fees of $292,000, professional and legal fees of $222,000, acquisition related audit fees of $167,000 to comply with the provisions of Article 3-14 of Regulation S-X and director and officers’ insurance premiums of $123,000.

Depreciation and Amortization

For the three months ended June 30, 2008, depreciation and amortization was $7,439,000 as compared to $1,862,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, depreciation and amortization was comprised of depreciation on our properties of $4,076,000, amortization of identified intangible assets of $3,345,000 and amortization of lease commissions of $18,000. For the three months ended June 30, 2007, depreciation and amortization was comprised of amortization of identified intangible assets of $1,081,000, depreciation on our properties of $780,000 and amortization of lease commissions of $1,000.

For the six months ended June 30, 2008, depreciation and amortization was $13,692,000 as compared to $2,204,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, depreciation and amortization was comprised of depreciation on our properties of $7,427,000, amortization of identified intangible assets of $6,237,000 and amortization of lease commissions of $28,000. For the six months ended June 30, 2007, depreciation and amortization was comprised of amortization of identified intangible assets of $1,302,000, depreciation on our properties of $900,000 and amortization of lease commissions of $2,000.

Interest Expense

For the three months ended June 30, 2008, interest expense, was $701,000 as compared to $744,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $3,874,000, interest expense on our unsecured note payable to affiliate of $1,000, amortization of deferred financing fees associated with our line of credit of $100,000, amortization of deferred financing fees of $140,000, amortization of debt discount of $4,000 and unused line of credit fees of $14,000, partially offset by gains on derivative financial instruments of $3,432,000 related to our interest rate swaps. For the three months ended June 30, 2007, interest expense was related to interest expense primarily on our mortgage loan payables of $725,000, interest expense on our unsecured note payable to affiliate of $6,000 and amortization of deferred financing fees associated with our mortgage loan payables of $13,000.

For the six months ended June 30, 2008, interest expense was $7,949,000 as compared to $1,016,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $7,375,000, interest expense on our unsecured note payable to affiliate of $1,000, unused line of credit fees of $33,000, losses on derivative financial instruments of $104,000 related to our interest rate swaps, amortization of deferred financing fees associated with our line of credit of $185,000, amortization of deferred financing fees associated with our mortgage loan payables of $243,000 and amortization of debt discount of $8,000. For the six months ended June 30, 2007, interest expense was related to interest expense primarily on our mortgage loan payables of $923,000, interest expense on our unsecured note payable to affiliate of $77,000 and amortization of deferred financing fees associated with our mortgage loan payables of $16,000.

Interest and Dividend Income

For the three months ended June 30, 2008, interest and dividend income was $20,000 as compared to $84,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

For the six months ended June 30, 2008, interest and dividend income was $31,000 as compared to $85,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Minority Interests

For the three months ended June 30, 2008, minority interests were $188,000 as compared to $0 for the three months ended June 30, 2007. For the three months ended June 30, 2008, minority interests were primarily related to the minority interest owner’s 20.0% share in Chesterfield Rehabilitation Center.

For the six months ended June 30, 2008, minority interests were $109,000 as compared to $0 for the six months ended June 30, 2007. For the six months ended June 30, 2008, minority interests were primarily related to the minority interest owner’s 20.0% share in Chesterfield Rehabilitation Center.

Net Income (Loss)

For the three months ended June 30, 2008, we had net income (loss) of $326,000, or $0.01 per basic and diluted share, as compared to $(1,203,000), or $(0.18) per basic and diluted share, for the three months ended June 30, 2007. The change from a net loss to net income was due to the factors discussed above.

For the six months ended June 30, 2008, we had a net income (loss) of $(6,284,000), or $(0.22) per basic and diluted share, as compared to $(1,736,000), or $(0.46) per basic and diluted share, for the six months ended June 30, 2007. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offering to conduct our activities. The capital required to purchase real estate and real estate related securities is obtained from our offering and from any indebtedness that we may incur.

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

Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the proceeds of our offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of our shares sold in our offering and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

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

As of June 30, 2008, we estimate that our expenditures for capital improvements will require up to $1,227,000 for the remaining six months of 2008. As of June 30, 2008, we had $5,043,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2008 and 2007, were $7,041,000 and $388,000, respectively. For the six months ended June 30, 2008, cash flows provided by operating activities related primarily to operations from our 36 properties. For the six months ended June 30, 2007, cash flows provided by operating activities related primarily to operations from our eight properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the six months ended June 30, 2008 and 2007, were $355,212,000 and $121,505,000, respectively. For the six months ended June 30, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $351,027,000. For the six months ended June 30, 2007, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $118,128,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the six months ended June 30, 2008 and 2007, were $354,463,000 and $131,669,000, respectively. For the six months ended June 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $177,525,000, borrowings on mortgage loan payables of $174,292,000, net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $22,806,000 and borrowings under our unsecured note payable to affiliate of $6,000,000, partially offset by principal repayments of $628,000 on mortgage loan payables, the payment of offering costs of $17,344,000 and distributions of $5,130,000. Additional cash outflows related to deferred financing costs of $2,606,000 in connection with the debt financing for our acquisitions. For the six months ended June 30, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $104,953,000, borrowings under our unsecured note payables to affiliate of $12,500,000 and borrowings on mortgage loan payables of $37,530,000, partially offset by principal repayments of $12,500,000 on our unsecured note payables to affiliate, the payment of offering costs of $9,771,000 and distributions of $470,000.

We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended.

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

For the six months ended June 30, 2008, we paid distributions of $9,465,000 ($5,130,000 in cash and $4,335,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $7,041,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering. As of June 30, 2008, we had an amount payable of $1,335,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions, interest expense and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor or its affiliates have no obligations to defer or forgive amounts due to them. As of June 30, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the six months ended June 30, 2008, our funds from operations, or FFO, was $7,305,000. We paid distributions of $9,465,000, of which $7,305,000 was paid from FFO and the remainder from proceeds from our offering. See our disclosure regarding FFO below.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2008, our aggregate borrowings were 59.4% of all of our properties’ and real estate related securities’ combined fair market values.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. As of June 30, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables

Mortgage loan payables were $394,554,000 ($393,694,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 3.83% to 12.75% per annum and a weighted average effective interest rate of 4.83% per annum. As of June 30, 2008, we had $125,752,000 ($124,892,000, net of discount), or 31.9%, of fixed rate debt at a weighted average interest rate of 5.81% per annum and $268,802,000, or 68.1%, of variable rate debt at a weighted average interest rate of 4.36% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. As of December 31, 2007, we had $90,919,000 ($90,821,000 net of discount), or 48.9%, of fixed rate debt at a weighted average interest rate of 5.79% per annum and $94,980,000, or 51.1%, of variable rate debt at a weighted average interest rate of 6.35% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of June 30, 2008 and December 31, 2007:

	Interest	Maturity	June 30,		December 31,
Property	Rate	Date	2008		2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%	03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%	02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%	06/11/17	10,000,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%	05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%	06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%	01/01/14	5,648,000		5,699,000
St. Mary Physicians Center	5.80%	09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%	12/01/14	7,934,000		8,000,000
Medical Porfolio 2	5.91%	07/01/13	14,481,000		—
Renaissance Medical Centre	5.38%	09/01/15	19,224,000		—
Renaissance Medical Centre	12.75%	09/01/15	1,245,000		—

			125,752,000		90,919,000
Variable Rate Debt:
1 and 4 Market Exchange	3.83%*	09/30/10	14,500,000	**	14,500,000	***
East Florida Senior Care Portfolio	3.90%*	10/01/10	30,150,000	**	30,384,000	***
Kokomo Medical Office Park	3.88%*	11/30/10	8,300,000	**	8,300,000	***
Park Place Office Park	4.03%*	12/31/10	10,943,000	**	10,943,000	***
Highlands Ranch Medical Plaza	4.03%*	12/31/10	8,853,000	**	8,853,000	***
Chesterfield Rehabilitation Center	4.13%*	12/30/10	22,000,000	**	22,000,000	***
Medical Portfolio 1	4.16%*	02/28/11	21,780,000	**	—
Fort Road Medical Building	4.11%*	03/06/11	5,800,000	**	—
Cypress Station Medical Office Building	4.23%*	09/01/11	7,284,000	**	—
Senior Care Portfolio 1	4.75%*	03/31/10	18,000,000		—
SouthCrest Medical Plaza	4.66%*	06/30/11	12,870,000		—
Epler Parke Building B	4.63%*	06/30/11	3,861,000		—
5995 Plaza Drive	4.63%*	06/30/11	16,830,000		—
Nutfield Professional Center	4.63%*	06/30/11	8,808,000		—
Medical Portfolio 2	4.63%*	06/30/11	15,807,000		—
Academy Medical Center	4.63%*	06/30/11	5,016,000		—
Medical Portfolio 3	4.71%*	06/26/11	58,000,000		—

			268,802,000		94,980,000

Total fixed and variable debt			394,554,000		185,899,000

Less: discount			(860,000)		(98,000)

Mortgage loan payables			$393,694,000		$185,801,000

*	Represents the interest rate in effect as of June 30, 2008.

**	As of June 30, 2008, we had variable rate mortgage loans on 17 of our properties with effective interest rates ranging from 3.83% to 4.75% per annum and a weighted average effective interest rate of 4.36% per annum. However, as of June 30, 2008, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on nine of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

***	As of December 31, 2007, we had variable rate mortgage loans on six of our properties with effective interest rates ranging from 6.15% to 6.78% per annum and a weighted average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

Unsecured Note Payable to Affiliate

On June 30, 2008, we entered into an unsecured note to NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $6,000,000. The unsecured note payable to affiliate provides for a maturity date of December 30, 2008. The $6,000,000 unsecured note payable to affiliate bears interest at a fixed rate of 4.96% per annum and requires monthly interest-only payments for the term of the unsecured note payable to affiliate. In the event of default, the unsecured note payable to affiliate provides for a default interest rate equal to 6.96% per annum. Because this loan is a related party loan, the terms of the unsecured note payable to affiliate, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. As of June 30, 2008 and December 31, 2007, $6,000,000 and $0, respectively, was outstanding under our unsecured note payable to affiliate.

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

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on distributions by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

As of June 30, 2008 and December 31, 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $74,607,000 and $51,801,000, respectively. Borrowings as of June 30, 2008 and December 31, 2007 bore interest at a weighted average interest rate of 3.96% and 6.93% per annum, respectively.

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

Commitments and Contingencies

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering. As of June 30, 2008 and December 31, 2007, our advisor or its affiliates have incurred expenses of $426,000 and $1,086,000, respectively, in excess of 11.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability.

Repairs and Maintenance Expenses

We were required by the terms of the mortgage loan secured by Thunderbird Medical Plaza to complete certain repairs to the property in the amount of $190,000, which were completed in February 2008. We were also required by the terms of the mortgage loan secured by The Gallery Professional Building to complete certain repairs to the property in the amount of $63,000, which were completed in January 2008.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of June 30, 2008 and December 31, 2007, the estimated redemption value is $3,090,000.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2008, we had fixed and variable rate mortgage loan payables in the principal amount of $394,554,000 ($393,694,000, net of discount) outstanding secured by our properties and $74,607,000 outstanding under our secured revolving line of credit with LaSalle and KeyBank. In addition, we had $6,000,000 outstanding under our unsecured note payable to affiliate. As of June 30, 2008, the weighted average interest rate on our outstanding debt was 4.69% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables, our secured revolving line of credit with LaSalle and KeyBank and our unsecured note payable to affiliate as of June 30, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — fixed rate debt	$6,404,000	$10,437,000	$3,383,000	$111,528,000	$131,752,000
Interest payments — fixed rate debt	3,842,000	14,101,000	13,426,000	20,896,000	52,265,000
Principal payments — variable rate debt	75,329,000	116,754,000	151,326,000	—	343,409,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2008)	7,075,000	22,537,000	3,791,000	—	33,403,000

Total	$92,650,000	$163,829,000	$171,926,000	$132,424,000	$560,829,000

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

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

The following is the calculation of FFO for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$326,000	$(1,203,000)	$(6,284,000)	$(1,736,000)
Add:
Depreciation and amortization — consolidated properties	7,439,000	1,862,000	13,692,000	2,204,000
Less:
Depreciation and amortization related to minority interests	(51,000)	—	(103,000)	—

FFO	$7,714,000	$659,000	$7,305,000	$468,000

FFO per share — basic	$0.23	$0.10	$0.25	$0.12

FFO per share — diluted	$0.23	$0.10	$0.25	$0.12

Weighted average common shares outstanding — Basic	33,164,866	6,727,995	28,714,736	3,745,793

Diluted	33,165,015	6,727,995	28,714,736	3,745,793

FFO reflects gains (losses) on derivative financial instruments related to our interest rate swaps, amortization of deferred financing fees on our line of credit, unused fees on our line of credit and acquisition related expenses as detailed above under Results of Operations — Comparison of the Three and Six Months Ended June 30, 2008 and 2007.

Subsequent Events

Status of our Offering

As of July 31, 2008, we had received and accepted subscriptions in our offering for 44,348,425 shares of our common stock, or $443,006,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In July 2008, we repurchased 30,223 shares of our common stock, for an aggregate amount of $311,000, under our share repurchase plan.

Our board of directors has adopted and approved certain amendments to our Share Repurchase Plan. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended Share Repurchase Plan, redemption prices will range from $9.25 per share, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the current Share Repurchase Plan, stockholders can only request to have their shares of our common stock redeemed at

$9.00 per share during the period we are engaged in a public offering. The amended Share Repurchase Plan will supersede and replace the current Share Repurchase Plan effective August 25, 2008.

Interest Rate Swaps

On July 9, 2008, we executed an interest rate swap agreement with Wachovia in connection with the combined $50,322,000 secured loan on the Epler Parke Building B property, 5995 Plaza Drive property, Nutfield Professional Center property, Academy Medical Center property and Medical Office Portfolio 2, or the Wachovia Pool loan. Pursuant to the terms of the original promissory note, the Wachovia Pool loan bears interest, at our option, at a per annum rate equal to either: (a) 30-day LIBOR plus 2.15%; or (b) the Prime Rate, as announced by Wachovia Financial from time to time. As a result of the interest rate swap agreement, the Wachovia Pool loan bears interest at an effective fixed rate of 5.60% per annum from August 1, 2008 through June 30, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on August 1, 2008.

On July 9, 2008, we executed an interest rate swap agreement with Wachovia in connection with the $12,870,000 secured loan on SouthCrest Medical Plaza, or the SouthCrest loan. Pursuant to the terms of the original promissory note, the SouthCrest loan bears interest, at our option, at a per annum rate equal to either: (a) 30-day LIBOR plus 2.20%; or (b) the Prime Rate, as announced by Wachovia from time to time. As a result of the interest rate swap agreement, the SouthCrest loan bears interest at an effective fixed rate of 5.65% per annum from August 1, 2008 through June 30, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on August 1, 2008.

On July 14, 2008, we executed an interest rate swap agreement with Fifth Third Bank in connection with the $58,000,000 secured loan on Medical Portfolio 3, or the Medical Portfolio 3 loan. Pursuant to the terms of the original promissory note, the Medical Portfolio 3 loan bears interest, at a per annum rate equal to either: (a) the Base Rate plus 0.50%, as announced by Fifth Third Bank from time to time; or (b) a 30-day LIBOR plus 2.25%. As a result of the interest rate swap agreement, the Medical Portfolio 3 loan bears interest at an effective fixed rate of 5.59% per annum from September 2, 2008 through June 26, 2010; and provides for monthly interest-only payments due on the first day of each calendar month commencing on September 2, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC.

The table below presents, as of June 30, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$6,404,000	$9,227,000	$1,210,000	$1,637,000	$1,746,000	$111,528,000	$131,752,000	*
Weighted average interest rate on maturing debt	5.01%	5.79%	5.69%	5.73%	5.74%	5.81%	5.77%	—
Variable rate debt — principal payments	$75,329,000	$2,203,000	$114,551,000	$151,326,000	$—	$—	$343,409,000	$343,409,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2008)	3.96%	4.27%	4.10%	4.57%	—%	—%	4.28%	—

*	The estimated fair value of our mortgage loan payables was $120,515,000 as of June 30, 2008. The estimated fair value of the $6,000,000 unsecured note payable to affiliate as of June 30, 2008 is not determinable due to the related party nature of the note.

Mortgage loan payables were $394,554,000 ($393,694,000, net of discount) as of June 30, 2008. As of June 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 3.83%

to 12.75% per annum and a weighted average effective interest rate of 4.83% per annum. We had $125,752,000 ($124,892,000, net of discount), or 31.9%, of fixed rate debt at a weighted average interest rate of 5.81% per annum and $268,802,000, or 68.1%, of variable rate debt at a weighted average interest rate of 4.36% per annum.

In addition, as of June 30, 2008, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $74,607,000 and bore interest at a weighted average interest rate of 3.96% per annum.

Also, as of June 30, 2008, we had $6,000,000 outstanding under our unsecured note payable to affiliate at an interest rate of 4.96% per annum.

An increase in the variable interest rate on our variable rate mortgage loans without fixed rate interest rate swaps and our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of June 30, 2008, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense, exclusive of gains (losses) on derivative financial instruments, by $1,069,000, or 7.21%.

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

As of June 30, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC, except that on June 2, 2008, Grubb & Ellis Company, our sponsor, announced that the staff of the SEC Los Angeles Enforcement Division had informed our sponsor that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC), the managing member of Grubb & Ellis Healthcare REIT Advisor, LLC, or NNN Capital Corp., (currently known as Grubb & Ellis Securities, Inc.), our dealer manager.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our initial public offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, as amended, which was declared effective by the SEC on September 20, 2006. Our offering will terminate no later than September 20, 2009.

As of June 30, 2008, we had received and accepted subscriptions for 38,647,597 shares of our common stock, or $386,050,000. As of June 30, 2008, a total of $7,008,000 in distributions were reinvested and 737,636 shares of our common stock were issued under the DRIP.

As of June 30, 2008, we have incurred marketing support fees of $9,630,000, selling commissions of $26,649,000 and due diligence expense reimbursements of $158,000. We have also incurred organizational and offering expenses of $5,797,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of June 30, 2008, we have used $328,399,000 in offering proceeds to purchase our 36 properties and repay debt incurred in connection with such acquisitions.

Unregistered Sales of Equity Securities

On June 17, 2008, we issued an aggregate of 12,500 shares of restricted common stock to our independent directors pursuant to our 2006 Incentive Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.

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

During the three months ended June 30, 2008, we repurchased shares of our common stock as follows:

(d)
Maximum
Approximate
			(c)	Dollar Value
			Total Number of	of Shares that may
			Shares Purchased	yet be Purchased
	(a)	(b)	as Part of	Under the
	Total Number of	Average Price	Publicly Announced	Plans or
Period	Shares Purchased	Paid per Share	Plan or Program	Programs

April 1, 2008 to April 30, 2008	20,000	$10.00	20,000		(1)
May 1, 2008 to May 31, 2008	—	$—	—	$—
June 1, 2008 to June 30, 2008	—	$—	—	$—

(1)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 17, 2008, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted to: (i) elect each of the individuals below as directors for one year terms and until his successor has been elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2008. The numbers of votes for, against, abstaining and withheld are as follows:

Election of Directors	For	Withheld

Scott D. Peters	14,613,704	348,099
W. Bradley Blair II	14,633,829	327,974
Maurice J. DeWald	14,633,523	328,280
Warren D. Fix	14,625,870	335,933
Larry L. Mathis	14,643,008	318,795
Gary T. Wescombe	14,644,208	317,595

Ratification of	For	Against	Abstain

Deloitte & Touche LLP	14,416,199	167,839	377,765

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc.

(Registrant)

August 13, 2008	By:	/s/ Scott D. Peters
Date		Scott D. Peters Chief Executive Officer and President (principal executive officer)

August 13, 2008	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson Chief Financial Officer (principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2	Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007)
3.3	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
10.1	Purchase and Sale Agreement and Escrow Instructions by and between HCP, Inc. and HCPI/Indiana, LLC and G&E Healthcare REIT Medical Portfolio 3, LLC, dated May 30, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 4, 2008 and incorporated herein by reference)
10.2	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E Healthcare REIT Amarillo Hospital, LLC to and for the benefit of Jeffrey C. Baker, Esq., Trustee and LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.3	Joinder Agreement by G&E Healthcare REIT Amarillo Hospital, LLC in favor of LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.4	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., G&E Healthcare REIT Amarillo Hospital, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.5	Loan Agreement by and among G&E Healthcare REIT 5995 Plaza Drive, LLC, G&E Healthcare REIT Academy, LLC, G&E Healthcare REIT Epler Parke Building B, LLC, G&E Healthcare REIT Nutfield Professional Center, LLC and G&E Healthcare REIT Medical Portfolio 2, LLC and Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.6	Promissory Note by G&E Healthcare REIT 5995 Plaza Drive, LLC, G&E Healthcare REIT Academy, LLC, G&E Healthcare REIT Epler Parke Building B, LLC, G&E Healthcare REIT Nutfield Professional Center, LLC and G&E Healthcare REIT Medical Portfolio 2, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.7	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT 5995 Plaza Drive, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.8	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Academy, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 and delivered June 26, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)

10.9	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Medical Portfolio 2, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.10	Mortgage, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Epler Parke Building B, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.11	Mortgage, Assignment, Security Agreement and Fixture Filing (Overland Park) by G&E Healthcare REIT Nutfield Professional Center, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.12	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.13	Environmental Indemnity Agreement by G&E Healthcare REIT 5995 Plaza drive, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.14	Environmental Indemnity Agreement by G&E Healthcare REIT Academy, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.15	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 2, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.16	Environmental Indemnity Agreement by G&E Healthcare REIT Epler Parke Building B, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.17	Environmental Indemnity Agreement by G&E Healthcare REIT Nutfield Professional Center, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.18	Loan Agreement by and between G&E Healthcare REIT Medical Portfolio 3, LLC, The Financial Institutions Party Hereto, as Banks, and Fifth Third Bank, as Agent, dated June 26, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.19	Syndicated Promissory Note (1) by G&E Healthcare REIT Medical Portfolio 3, LLC for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.20	Syndicated Promissory Note (2) by G&E Healthcare REIT Medical Portfolio 3, LLC for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.21	Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.22	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Boone County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.23	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Hamilton County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)

10.24		Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Hendricks County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.25		Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Marion County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.26		Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 3, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.27		Modification of Loan Agreement by and among G&E Healthcare REIT Medical Portfolio 3, LLC, Grubb& Ellis Healthcare REIT, Inc. and Fifth Third Bank, dated June 27, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2008 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.