Form 10-K/A
period 2007-12-31
Grubb & Ellis Healthcare REIT, Inc.
filed 2008-11-13
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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
Common Stock
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
As of March 14, 2008, there were 26,440,418 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

SIGNATURES
EX-31.1
EX-31.2

EXPLANATORY NOTE
     We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2008, in order to revise the Chief Financial Officer certification originally filed as Exhibit 31.2, which inadvertently omitted certain language required to be included.
     This Form 10-K/A is limited in scope to the item identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.
     This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.
     This Form 10-K/A supersedes the Form 10-K/A that we filed on November 12, 2008.

(b) Exhibits.

     The following exhibits are filed as part of this Annual Report on Form 10-K/A:

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	Grubb & Ellis Healthcare REIT, Inc. (Registrant)

By	/s/ Scott D. Peters	Chief Executive Officer and President

	Scott D. Peters	(principal executive officer)

Date	November 13, 2008