Form 10-Q
period 2008-09-30
Grubb & Ellis Healthcare REIT, Inc.
filed 2008-11-14
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☐ No ☑

As of October 31, 2008, there were 62,973,635 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Real estate investments:
Operating properties, net	$765,631,000	$352,994,000
Cash and cash equivalents	34,288,000	5,467,000
Accounts and other receivables, net	5,611,000	1,233,000
Restricted cash	8,525,000	4,605,000
Identified intangible assets, net	130,046,000	62,921,000
Derivative financial instruments	272,000	—
Other assets, net	10,140,000	4,392,000

Total assets	$954,513,000	$431,612,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$454,490,000	$185,801,000
Line of credit	—	51,801,000
Accounts payable and accrued liabilities	22,881,000	7,983,000
Accounts payable due to affiliates, net	4,971,000	2,356,000
Derivative financial instruments	2,063,000	1,377,000
Security deposits, prepaid rent and other liabilities	4,437,000	1,974,000
Identified intangible liabilities, net	7,991,000	1,639,000

Total liabilities	496,833,000	252,931,000
Commitments and contingencies (Note 10)
Minority interest of limited partner in operating partnership	1,000	—
Minority interest of limited partner — redemption value of $3,090,000 (Note 10)	2,128,000	3,091,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 56,281,118 and 21,449,451 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	562,000	214,000
Additional paid-in capital	501,291,000	190,534,000
Accumulated deficit	(46,302,000)	(15,158,000)

Total stockholders’ equity	455,551,000	175,590,000

Total liabilities, minority interests and stockholders’ equity	$954,513,000	$431,612,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Rental income	$23,920,000	$4,787,000	$53,310,000	$8,711,000

Expenses:
Rental expenses	8,700,000	1,562,000	18,612,000	3,065,000
General and administrative	2,758,000	935,000	6,801,000	1,957,000
Depreciation and amortization	11,213,000	3,048,000	24,905,000	5,252,000

Total expenses	22,671,000	5,545,000	50,318,000	10,274,000

Income (loss) before other income (expense)	1,249,000	(758,000)	2,992,000	(1,563,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payable to affiliate	(1,000)	(7,000)	(2,000)	(84,000)
Interest expense related to mortgage loan payables and line of credit	(6,628,000)	(1,279,000)	(14,472,000)	(2,218,000)
Loss on derivative financial instruments	(310,000)	—	(414,000)	—
Interest and dividend income	52,000	111,000	83,000	196,000

Loss before minority interests	(5,638,000)	(1,933,000)	(11,813,000)	(3,669,000)

Minority interests	(47,000)	—	(156,000)	—

Net loss	$(5,685,000)	$(1,933,000)	$(11,969,000)	$(3,669,000)

Net loss per share — basic and diluted	$(0.12)	$(0.15)	$(0.34)	$(0.53)

Weighted average number of shares outstanding — basic and diluted	47,735,536	13,223,746	35,100,807	6,939,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE - December 31, 2007	21,449,451	$214,000	$190,534,000	$—	$(15,158,000)	$175,590,000
Issuance of common stock	34,050,254	341,000	339,767,000	—	—	340,108,000
Issuance of vested and nonvested restricted common stock	12,500	—	25,000	—	—	25,000
Offering costs	—	—	(36,364,000)	—	—	(36,364,000)
Amortization of nonvested common stock compensation	—	—	63,000	—	—	63,000
Issuance of common stock under the DRIP	832,339	8,000	7,899,000	—	—	7,907,000
Repurchase of common stock	(63,426)	(1,000)	(633,000)	—	—	(634,000)
Distributions	—	—	—	—	(19,175,000)	(19,175,000)
Net loss	—	—	—	—	(11,969,000)	(11,969,000)

BALANCE - September 30, 2008	56,281,118	$562,000	$501,291,000	$—	$(46,302,000)	$455,551,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,969,000)	$(3,669,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable and lease inducements)	23,607,000	5,534,000
Stock based compensation, net of forfeitures	88,000	77,000
Loss on property insurance settlements	89,000	—
Bad debt expense	362,000	—
Change in fair value of derivative financial instruments	414,000	—
Minority interests	156,000	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4,364,000)	(723,000)
Other assets, net	(572,000)	(768,000)
Accounts payable and accrued liabilities	7,231,000	2,804,000
Accounts payable due to affiliates, net	336,000	379,000
Security deposits, prepaid rent and other liabilities	255,000	(671,000)

Net cash provided by operating activities	15,633,000	2,963,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(448,852,000)	(253,574,000)
Capital expenditures	(2,799,000)	(61,000)
Restricted cash	(3,920,000)	(4,875,000)

Net cash used in investing activities	(455,571,000)	(258,510,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	227,695,000	86,310,000
Borrowings on unsecured note payable to affiliate	6,000,000	19,900,000
(Payments) borrowings under the line of credit, net	(51,801,000)	35,700,000
Payments on mortgage loan payables	(1,217,000)	(21,000)
Payments on unsecured note payables to affiliate	(6,000,000)	(19,900,000)
Proceeds from issuance of common stock	341,755,000	157,281,000
Security deposits	120,000	23,000
Deferred financing costs	(3,497,000)	(1,668,000)
Repurchase of common stock	(634,000)	—
Payment of offering costs	(34,153,000)	(16,130,000)
Distributions	(9,274,000)	(1,638,000)
Distributions to minority interest limited partner	(235,000)	—

Net cash provided by financing activities	468,759,000	259,857,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,821,000	4,310,000
CASH AND CASH EQUIVALENTS - Beginning of period	5,467,000	202,000

CASH AND CASH EQUIVALENTS - End of period	$34,288,000	$4,512,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,058,000	$1,927,000
Income taxes	$62,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,979,000	$260,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$318,000	$610,000
Mortgage loan payables, net	$42,157,000	$37,039,000
Accounts payable and accrued liabilities	$3,420,000	$1,771,000
Accounts payable due to affiliates, net	$68,000	$9,000
Security deposits, prepaid rent and other liabilities	$1,978,000	$1,182,000
Financing Activities:
Issuance of common stock under the DRIP	$7,907,000	$1,262,000
Distributions declared but not paid	$3,248,000	$905,000
Accrued offering costs	$3,323,000	$1,189,000
Receivable from transfer agent for issuance of common stock	$—	$674,000
Payable for issuance of common stock	$1,537,000	$—
Accrued deferred financing costs	$40,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ended December 31, 2007 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of September 30, 2008, we had received and accepted subscriptions in our offering for 55,180,624 shares of our common stock, or $551,154,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement had a one year term that expired on October 24, 2008 and was subject to successive one year renewals upon the mutual consent of the parties. On November 14, 2008, our board of directors authorized the renewal of our Advisory Agreement for a term ending on September 20, 2009. See Note 18, Subsequent Events — Amended Advisory Agreement for a further discussion. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight of our Chief Executive Officer (see Note 18, Subsequent Events — Employment Agreement with our Chief Executive Officer) and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

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

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2008, we had purchased 39 properties comprising 4,899,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $893,116,000.

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

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of September 30, 2008 and December 31, 2007, owned a 0.01% limited partnership interest in our operating partnership. Our advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare related facilities and quality commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the nine months ended September 30, 2008 and 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS 157-3. FSP SFAS 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (see Note 7, Derivative Financial Instruments). We adopted FSP SFAS 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Land	$104,865,000	$52,428,000
Building and improvements	678,658,000	305,150,000
Furniture and equipment	10,000	5,000

	783,533,000	357,583,000

Less: accumulated depreciation	(17,902,000)	(4,589,000)

	$765,631,000	$352,994,000

Depreciation expense for the three months ended September 30, 2008 and 2007 was $6,139,000 and $1,411,000, respectively, and depreciation expense for the nine months ended September 30, 2008 and 2007 was $13,566,000 and $2,312,000, respectively.

Acquisitions in 2008

During the nine months ended September 30, 2008, we completed the acquisition of 19 properties. The aggregate purchase price of these properties was $484,676,000, of which $254,135,000 was initially financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank (see Note 8), and $6,000,000 was initially financed through an unsecured note payable to NNN Realty Advisors (see Note 6). A portion of the aggregate purchase price for these acquisitions was also initially financed or subsequently secured by $271,277,000 in mortgage loan payables. We paid $14,543,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions.

					Borrowings Incurred in Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payable	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate(4)

Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	02/01/08	100%	$36,950,000	$22,000,000	$16,000,000	$—	$1,109,000
Fort Road Medical Building	St. Paul, MN	03/06/08	100%	8,650,000	5,800,000	3,000,000	—	260,000
Liberty Falls Medical Plaza	Liberty Township, OH	03/19/08	100%	8,150,000	—	7,600,000	—	245,000
Epler Parke Building B	Indianapolis, IN	03/24/08	100%	5,850,000	3,861,000	6,100,000	—	176,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

					Borrowings Incurred in Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payable	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate(4)

Cypress Station Medical Office Building	Houston, TX	03/25/08	100%	11,200,000	7,300,000	4,500,000	—	336,000
Vista Professional Center	Lakeland, FL	03/27/08	100%	5,250,000	—	5,300,000	—	158,000
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	Various	100%	39,600,000	24,800,000	14,800,000	6,000,000	1,188,000
Amarillo Hospital	Amarillo, TX	05/15/08	100%	20,000,000	—	20,000,000	—	600,000
5995 Plaza Drive	Cypress, CA	05/29/08	100%	25,700,000	16,830,000	26,050,000	—	771,000
Nutfield Professional Center	Derry, NH	06/03/08	100%	14,200,000	8,808,000	14,800,000	—	426,000
SouthCrest Medical Plaza	Stockbridge, GA	06/24/08	100%	21,176,000	12,870,000	—	—	635,000
Medical Portfolio 3	Indianapolis, IN	06/26/08	100%	90,100,000	58,000,000	32,735,000	—	2,703,000
Academy Medical Center	Tucson, AZ	06/26/08	100%	8,100,000	5,016,000	8,200,000	—	243,000
Decatur Medical Plaza	Decatur, GA	06/27/08	100%	12,000,000	7,900,000	12,600,000	—	360,000
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	Various	100%	44,800,000	30,304,000	—	—	1,344,000
Renaissance Medical Centre	Bountiful, UT	06/30/08	100%	30,200,000	20,495,000	—	—	906,000
Oklahoma City Medical Portfolio	Oklahoma City, OK	09/16/08	100%	29,250,000	—	29,700,000	—	878,000
Medical Portfolio 4	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	Various	100%	48,000,000	29,989,000	40,750,000	—	1,440,000
Mountain Empire Portfolio	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	09/12/08	100%	25,500,000	17,304,000	12,000,000	—	765,000

Total				$484,676,000	$271,277,000	$254,135,000	$6,000,000	$14,543,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payable to affiliate evidenced by an unsecured promissory note. Our unsecured note payable to affiliate bears interest at a fixed rate and requires monthly interest-only payments for the term of the unsecured note payable to affiliate.

(4)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired.

Proposed Acquisition

On August 12, 2008, we entered into an agreement to acquire the Mountain Empire Portfolio, an 11-building portfolio located in Bristol, Kingsport and Rogersville, Tennessee and Pennington Gap and Norton, Virginia, from an unaffiliated third party. On September 12, 2008, we purchased 10 of the 11 buildings of the Mountain Empire Portfolio. We anticipate purchasing the remaining building, located in Rogersville, Tennessee, for a purchase price of $2,500,000 plus closing costs, in the fourth quarter of 2008; however, closing is

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the remaining building of the Mountain Empire Portfolio. We intend to finance the purchase of this building with funds raised through our offering. We expect to pay our advisor or its affiliate an acquisition fee of $63,000, or 2.5% of the purchase price.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

In place leases, net of accumulated amortization of $10,339,000 and $3,326,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 90 months and 79 months as of September 30, 2008 and December 31, 2007, respectively)	$54,435,000	$25,540,000
Above market leases, net of accumulated amortization of $1,077,000 and $265,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 107 months and 119 months as of September 30, 2008 and December 31, 2007, respectively)	8,429,000	3,083,000
Tenant relationships, net of accumulated amortization of $4,870,000 and $1,527,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 143 months and 140 months as of September 30, 2008 and December 31, 2007, respectively)	62,992,000	31,184,000
Leasehold interests, net of accumulated amortization of $32,000 and $3,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 985 months and 1,071 months as of September 30, 2008 and December 31, 2007, respectively)	4,011,000	3,114,000
Master lease, net of accumulated amortization of $170,000 and $0 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 10 months and 0 months as of September 30, 2008 and December 31, 2007, respectively)	179,000	—

	$130,046,000	$62,921,000

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2008 and 2007 was $5,498,000 and $1,713,000, respectively, which included $443,000 and $78,000, respectively, of amortization recorded against rental income for above market leases and $12,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests. Amortization expense recorded on the identified intangible assets for the nine months ended September 30, 2008 and 2007 was $12,148,000 and $3,104,000, respectively, which included $839,000 and $167,000, respectively, of amortization recorded against rental income for above market leases and $29,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Other Assets

Other assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Deferred financing costs, net of accumulated amortization of $1,001,000 and $170,000 as of September 30, 2008 and December 31, 2007, respectively	$5,034,000	$2,334,000
Lease commissions, net of accumulated amortization of $64,000 and $7,000 as of September 30, 2008 and December 31, 2007, respectively	788,000	275,000
Lease inducements, net of accumulated amortization of $82,000 and $19,000 as of September 30, 2008 and December 31, 2007, respectively	778,000	773,000
Deferred rent receivable	2,814,000	534,000
Prepaid expenses and deposits	726,000	476,000

	$10,140,000	$4,392,000

Amortization expense recorded on deferred financing costs, lease commissions and lease inducements for the three months ended September 30, 2008 and 2007 was $456,000 and $39,000, respectively, of which $403,000 and $37,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $22,000 and $0, respectively, of amortization was recorded against rental income for lease inducements. Amortization expense recorded on deferred financing costs, lease commissions and lease inducements for the nine months ended September 30, 2008 and 2007 was $953,000 and $57,000, respectively, of which $831,000 and $54,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $63,000 and $0, respectively, of amortization was recorded against rental income for lease inducements.

6.	Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $455,958,000 ($454,490,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 4.10% to 12.75% per annum and a weighted average effective interest rate of 5.08% per annum. As of September 30, 2008, we had $134,120,000 ($132,652,000, net of discount) of fixed rate debt, or 29.4% of mortgage loan payables, at a weighted average interest rate of 5.80% per annum and $321,838,000 of variable rate debt, or 70.6% of mortgage loan payables, at a weighted average interest rate of 4.78% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. As of December 31, 2007, we had $90,919,000 ($90,821,000 net of discount) of fixed rate debt, or 48.9% of mortgage loan payables, at a weighted average interest rate of 5.79% per annum and $94,980,000 of variable rate debt, or 51.1% of mortgage loan payables, at a weighted average interest rate of 6.35% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loan payables consisted of the following as of September 30, 2008 and December 31, 2007:

	Interest		Maturity
Property	Rate		Date	September 30, 2008		December 31, 2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,970,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,626,000		5,699,000
St. Mary Physicians Center	5.80%		09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,901,000		8,000,000
Medical Portfolio 2	5.91%		07/01/13	14,454,000		—
Renaissance Medical Centre	5.38%		09/01/15	19,152,000		—
Renaissance Medical Centre	12.75%		09/01/15	1,245,000		—
Medical Portfolio 4	5.50%		06/01/19	6,815,000		—
Medical Portfolio 4	6.18%		07/01/19	1,737,000		—

				134,120,000		90,919,000
Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(a)	03/31/10	24,800,000	(b)	—
1 and 4 Market Exchange	4.10	%(a)	09/30/10	14,500,000	(b)	14,500,000	(c)
East Florida Senior Care Portfolio	4.84	%(a)	10/01/10	30,034,000	(b)	30,384,000	(c)
Kokomo Medical Office Park	4.15	%(a)	11/30/10	8,300,000	(b)	8,300,000	(c)
Chesterfield Rehabilitation Center	4.14	%(a)	12/30/10	22,000,000	(b)	22,000,000	(c)
Park Place Office Park	4.30	%(a)	12/31/10	10,943,000	(b)	10,943,000	(c)
Highlands Ranch Medical Plaza	4.30	%(a)	12/31/10	8,853,000	(b)	8,853,000	(c)
Medical Portfolio 1	4.43	%(a)	02/28/11	21,560,000	(b)	—
Fort Road Medical Building	4.14	%(a)	03/06/11	5,800,000	(b)	—
Medical Portfolio 3	4.72	%(a)	06/26/11	58,000,000	(b)	—
SouthCrest Medical Plaza	4.95	%(a)	06/30/11	12,870,000	(b)	—
Epler Parke Building B(d)	4.65	%(a)	06/30/11	3,861,000	(b)	—
5995 Plaza Drive(d)	4.65	%(a)	06/30/11	16,830,000	(b)	—
Nutfield Professional Center(d)	4.65	%(a)	06/30/11	8,808,000	(b)	—
Medical Portfolio 2(d)	4.65	%(a)	06/30/11	15,807,000	(b)	—
Academy Medical Center(d)	4.65	%(a)	06/30/11	5,016,000	(b)	—
Cypress Station Medical Office Building	4.94	%(a)	09/01/11	7,252,000	(b)	—
Medical Portfolio 4	6.08	%(a)	09/24/11	21,400,000		—
Decatur Medical Plaza	5.93	%(a)	09/26/11	7,900,000		—
Mountain Empire Portfolio	5.86	%(a)	09/28/11	17,304,000		—

				321,838,000		94,980,000

Total fixed and variable debt				455,958,000		185,899,000

Less: discount				(1,468,000)		(98,000)

Mortgage loan payables				$454,490,000		$185,801,000

(a)	Represents the interest rate in effect as of September 30, 2008.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(b)	As of September 30, 2008, we had variable rate mortgage loans on 20 of our properties with effective interest rates ranging from 4.10% to 6.08% per annum and a weighted average effective interest rate of 4.78% per annum. However, as of September 30, 2008, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loan payables on 17 of our properties, thereby effectively fixing our interest rate on those mortgage loan payables.

(c)	As of December 31, 2007, we had variable rate mortgage loans on six of our properties with effective interest rates ranging from 6.15% to 6.78% per annum and a weighted average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

(d)	We have a mortgage loan in the principal amount of $50,322,000 secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.

The principal payments due on our mortgage loan payables as of September 30, 2008 for the three months ending December 31, 2008 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2008	$633,000
2009	$11,676,000
2010	$122,825,000
2011	$199,875,000
2012	$2,066,000
Thereafter	$118,883,000

Unsecured Note Payable to Affiliate

On June 30, 2008, we entered into an unsecured note payable to NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $6,000,000. The unsecured note payable to affiliate provided for a maturity date of December 30, 2008. The $6,000,000 unsecured note payable to affiliate bore interest at a fixed rate of 4.96% per annum and required monthly interest-only payments for the term of the unsecured note payable to affiliate. Because this loan was a related party loan, the terms of the unsecured note payable to affiliate were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. By July 7, 2008, we had repaid the outstanding principal and accrued interest on the unsecured note payable to affiliate. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under the unsecured note payable to affiliate.

7.	Derivative Financial Instruments

We utilize derivatives such as fixed rate interest rate swaps to mitigate our interest rate risk. Consistent with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, as amended, we record derivative financial instruments on our accompanying condensed consolidated balance sheet as either an asset or a liability measured at fair value. Generally, our derivative financial instruments do not qualify for hedge accounting under SFAS 133. Changes in the fair value of derivative financial instruments are recorded in loss on derivative financial instruments in our accompanying condensed consolidated statements of operations. As of September 30, 2008 and December 31, 2007, we did not have any derivative financial instruments that were accounted for using hedge accounting.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists derivative financial instruments held by us as of September 30, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 14,500,000	LIBOR	5.97%	$(377,000)	Swap	09/28/10
$ 8,300,000	LIBOR	5.86%	$(197,000)	Swap	11/30/10
$ 8,853,000	LIBOR	5.52%	$(116,000)	Swap	12/31/10
$ 10,943,000	LIBOR	5.52%	$(143,000)	Swap	12/31/10
$ 22,000,000	LIBOR	5.59%	$(255,000)	Swap	12/30/10
$ 30,034,000	LIBOR	6.02%	$(755,000)	Swap	10/01/10
$ 21,560,000	LIBOR	5.26%	$(82,000)	Swap	01/31/11
$ 5,800,000	LIBOR	4.70%	$53,000	Swap	03/06/11
$ 7,252,000	LIBOR	4.51%	$53,000	Swap	05/03/10
$ 24,800,000	LIBOR	4.85%	$162,000	Swap	03/31/10
$ 50,322,000	LIBOR	5.60%	$4,000	Swap	06/30/10
$ 12,870,000	LIBOR	5.65%	$(4,000)	Swap	06/30/10
$ 58,000,000	LIBOR	5.59%	$(134,000)	Swap	06/30/10

The following table lists derivative financial instruments held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 14,500,000	LIBOR	5.97%	$(306,000)	Swap	09/28/10
$ 8,300,000	LIBOR	5.86%	$(164,000)	Swap	11/30/10
$ 8,853,000	LIBOR	5.52%	$(23,000)	Swap	12/31/10
$ 10,943,000	LIBOR	5.52%	$(65,000)	Swap	12/31/10
$ 22,000,000	LIBOR	5.59%	$(117,000)	Swap	12/30/10
$ 30,384,000	LIBOR	6.02%	$(702,000)	Swap	10/01/10

As of September 30, 2008 and December 31, 2007, the fair value of our derivative financial instruments was $(1,791,000) and $(1,377,000), respectively.

For the three months ended September 30, 2008 and 2007, we recorded $310,000 and $0, respectively, as a increase to interest expense related to the change in the fair value of our derivative financial instruments and for the nine months ended September 30, 2008 and 2007, we recorded $414,000 and $0, respectively, as an increase to interest expense related to the change in the fair value of our derivative financial instruments.

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

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

		Other
	Observable Inputs	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

Assets
Derivative financial instruments	$—	$272,000	$—	$272,000

Total assets at fair value	$—	$272,000	$—	$272,000

Liabilities
Derivative financial instruments	$—	$(2,063,000)	$—	$(2,063,000)

Total liabilities at fair value	$—	$(2,063,000)	$—	$(2,063,000)

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flow of each derivative.

8.	Line of Credit

We have a loan agreement, or the Loan Agreement, with LaSalle and KeyBank, in which we obtained our secured revolving line of credit with LaSalle and KeyBank in an aggregate maximum principal amount of $80,000,000. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. The initial maturity date of the Loan Agreement is September 10, 2010 which may be extended by one 12 month period subject to satisfaction of certain conditions, including the payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (c) a combination of these rates.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

As of September 30, 2008 and December 31, 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $0 and $51,801,000, respectively. Borrowings as of December 31, 2007 bore interest at a weighted average interest rate of 6.93% per annum.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	Identified Intangible Liabilities

Identified intangible liabilities consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Below market leases, net of accumulated amortization of $979,000 and $245,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 116 months and 55 months as of September 30, 2008 and December 31, 2007, respectively)	$7,991,000	$1,639,000

	$7,991,000	$1,639,000

Amortization recorded on the identified intangible liabilities for the three months ended September 30, 2008 and 2007 was $428,000 and $93,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $831,000 and $132,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.

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

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of December 31, 2007, our advisor and its affiliates have incurred expenses of $1,086,000 in excess of 1.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of December 31, 2007. As of September 30, 2008, our advisor and its affiliates have not incurred other organizational and offering expenses that exceed 1.5% of the gross proceeds of our offering. In the future, to the extent our advisor or its affiliates incur additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our offering, these amounts may become our liability. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of September 30, 2008 and December 31, 2007, the estimated redemption value is $3,090,000.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2008 and 2007, we incurred to our advisor and its affiliates $23,768,000 and $10,779,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred to our advisor and its affiliates $58,965,000 and $27,309,000, respectively, as detailed below. See Note 18, Subsequent Events, Amended Advisory Agreement, for a discussion of changes in our fees paid to affiliates.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2008 and 2007, we incurred $11,373,000 and $3,673,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $23,454,000 and $10,915,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended September 30, 2008 and 2007, we incurred $4,128,000 and $1,328,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $8,533,000 and $4,032,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2008 and 2007, we incurred $1,749,000 and $797,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $4,377,000 and $2,371,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended September 30, 2008 and 2007, we incurred $3,083,000 and $4,112,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $14,543,000 and $8,495,000, respectively, in acquisition fees to our advisor and its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2008 and 2007, we incurred $3,000 and $7,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $11,000 and $10,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum on average invested capital. For the three months ended September 30, 2008 and 2007, we incurred $2,090,000 and $483,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $4,712,000 and $775,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended September 30, 2008 and 2007, we incurred $758,000 and $168,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $1,597,000 and $291,000, respectively, in property management fees and oversight fees to our advisor and its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Lease Fee

Our advisor or its affiliates, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended September 30, 2008 and 2007, we incurred $247,000 and $93,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $823,000 and $127,000, respectively, to Realty and its affiliates in lease fees.

On-site Personnel and Engineering Payroll

For the three months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $250,000 and $43,000, respectively, and for the nine months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $587,000 and $71,000 respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 51.2%, respectively, for the 12 months ended September 30, 2008.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred on our behalf $48,000 and $68,000, respectively, and for the nine months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred on our behalf $230,000 and $138,000, respectively, in operating expenses which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

For the three months ended September 30, 2008 and 2007, we incurred $31,000 and $0, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $89,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended September 30, 2008 and 2007, our advisor and its affiliates incurred $52,000 and $0, respectively, and for the nine months ended September 30, 2008 and 2007, our advisor and its affiliates incurred $111,000 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended September 30, 2008 and 2007 we incurred $7,000 and $0, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $7,000 and $0, respectively, for tax services an affiliate provided to us.

Liquidity Stage

Disposition Fee

Our advisor or its affiliates will be paid, for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, and will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, we did not incur such disposition fees.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, we did not incur such distribution.

Subordinated Distribution upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, we did not incur such distribution.

Subordinated Distribution upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, we did not incur such distribution.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of September 30, 2008 and December 31, 2007:

Entity	Fee	September 30, 2008	December 31, 2007

Grubb & Ellis Realty Investors	Operating Expenses	$91,000	$79,000
Grubb & Ellis Realty Investors	Offering Costs	1,749,000	798,000
Grubb & Ellis Realty Investors	Due Diligence	1,000	25,000
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	167,000	51,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	68,000	4,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	1,572,000	288,000
Realty	Asset and Property Management Fees	1,092,000	941,000
Realty	Lease Commissions	231,000	170,000

		$4,971,000	$2,356,000

Unsecured Note Payable to Affiliate

For the three months ended September 30, 2008 and 2007, we incurred $1,000 and $7,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $2,000 and $84,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate, for a further discussion.

12.	Minority Interests

As of September 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interests.

In addition, as of September 30, 2008 and December 31, 2007, we owned an 80.0% interest in the JV Company that owns Chesterfield Rehabilitation Center which was purchased on December 20, 2007. As of September 30, 2008 and December 31, 2007, the balance was comprised of the minority interest’s initial contribution and 20.0% of the earnings at Chesterfield Rehabilitation Center. For the nine months ended September 30, 2008, we recorded a purchase price allocation adjustment related to the Chesterfield Rehabilitation Center.

13.	Stockholders’ Equity

Common Stock

In April 2006, our advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock to our independent directors. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On each of June 12, 2007 and June 17, 2008, in connection with their re-election, we granted an aggregate of 12,500 shares of restricted common stock to our independent directors. Through September 30, 2008, we issued 55,180,624 shares of our common stock in connection with our offering and 1,113,720 shares of our common stock under the DRIP, and repurchased 63,426 shares of our common stock under our share repurchase plan. As of September 30, 2008 and December 31, 2007, we had 56,281,118 and 21,449,451 shares of our common stock outstanding, respectively.

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

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2008 and December 31, 2007, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended September 30, 2008 and 2007, $3,573,000 and $927,000, respectively, in distributions were reinvested and 376,084 and 97,543 shares of our common stock, respectively, were issued under the DRIP. For the nine months ended September 30, 2008 and 2007, $7,907,000 and $1,262,000, respectively, in distributions were reinvested and 832,339 and 132,829 shares of our common stock, respectively, were issued under the DRIP. As of September 30, 2008 and December 31, 2007, a total of $10,580,000 and $2,673,000, respectively, in distributions were reinvested and 1,113,720 and 281,381 shares of our common stock, respectively, were issued under the DRIP.

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

Our board of directors has adopted and approved certain amendments to our share repurchase plan which became effective August 25, 2008. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended share repurchase plan, redemption prices range from $9.25 per share, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the previous share repurchase plan, stockholders could only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering.

For the three months ended September 30, 2008 and 2007, we repurchased 31,156 shares of our common stock, for an aggregate amount of $311,000, and 0 shares of our common stock, for $0, respectively. For the nine months ended September 30, 2008 and 2007, we repurchased 63,426 shares of our common stock, for an aggregate amount of $634,000, and 0 shares of our common stock, for $0, respectively. As of September 30, 2008 and December 31, 2007, we had repurchased 63,426 shares of our common stock, for an aggregate amount of $634,000, and 0 shares of our common stock, for an aggregate amount of $0, respectively.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On each of June 12, 2007 and June 17, 2008, in connection with their re-election, we granted 12,500 shares of restricted common stock in the aggregate to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2008 and 2007, we recognized compensation expense of $25,000 and $19,000, respectively, and for the nine months ended September 30, 2008 and 2007, we recognized compensation expense of $88,000 and $77,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2008 and December 31, 2007, there was approximately $265,000 and $228,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.8 years.

As of September 30, 2008 and December 31, 2007, the fair value of the nonvested shares of restricted common stock was $295,000 and $260,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of September 30, 2008 and December 31, 2007, and the changes for the nine months ended September 30, 2008, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2007	26,000	$10.00
Granted	12,500	—
Vested	(9,000)	—
Forfeited	—	—

Balance — September 30, 2008	29,500	$10.00

Expected to vest — September 30, 2008	29,500	$10.00

14.	Subordinated Participation Interest

Pursuant to the Agreement of Limited Partnership of our operating partnership approved by our board of directors, upon a termination of the Advisory Agreement, other than a termination by us for cause, our advisor shall receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if shares of our common stock have been listed on a national securities exchange prior to the termination of the Advisory Agreement. As of September 30, 2008 and December 31, 2007, we have not recorded any charges to earnings related to the subordinated participation interest. See Note 18, Subsequent Events, Amended Partnership Agreement, for a discussion of changes to the subordinated participation interest.

15.	Business Combinations

For the nine months ended September 30, 2008, we completed the acquisition of 19 consolidated properties, adding a total of approximately 2,661,000 square feet of GLA to our property portfolio. The aggregate purchase price of the 19 properties was $484,676,000 plus closing costs of $9,560,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 for the periods subsequent to the acquisition dates.

In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of September 30, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming the property acquisitions discussed above had occurred on January 1, 2008, for the three months ended September 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $26,207,000, $(6,010,000) and $(0.13), respectively, and for the nine months ended September 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $78,454,000, $(17,874,000) and $(0.51), respectively.

Assuming the property acquisitions discussed above had occurred on January 1, 2007, for the three months ended September 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $18,573,000, $(5,882,000) and $(0.12), respectively, and for the nine months ended September 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $49,501,000, $(13,886,000) and $(0.40), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of September 30, 2008 and December 31, 2007, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

For the nine months ended September 30, 2008, we had interests in five consolidated properties located in Indiana, which accounted for 16.9% of our total rental income and interests in six consolidated properties

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

located in Texas, which accounted for 13.3% of our total rental income. Medical Portfolio 3 accounts for 12.4% of our aggregate total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the nine months ended September 30, 2008, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

For the nine months ended September 30, 2007, we had interests in two consolidated properties located in Florida which accounted for 20.0% of our total rental income, interests in two consolidated properties located in Georgia which accounted for 14.5% of our total rental income, interests in three consolidated properties located in Indiana which accounted for 13.5% of our total rental income, an interest in one consolidated property located in Pennsylvania which accounted for 10.8% of our total rental income and an interest in one consolidated property located in Texas which accounted for 10.7% of our total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the nine months ended September 30, 2007, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

Institute for Senior Living of Florida	$4,095,000	16.9%	East Florida Senior Care Portfolio	355,000	05/31/14
Triumph Hospital	$2,584,000	10.7%	Triumph Hospital Northwest and Triumph Hospital Southwest	151,000	02/28/13
Quest Diagnostics, Inc.	$2,623,000	10.8%	2750 Monroe Boulevard	109,000	04/30/11

*	Annualized rental income is based on contractual base rent from leases in effect as of September 30, 2007.

17.	Per Share Data

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

For the three months ended September 30, 2008 and 2007, we recorded a net loss of $5,685,000 and $1,933,000, respectively, and for the nine months ended September 30, 2008 and 2007, we recorded a net loss of $11,969,000 and $3,669,000, respectively. As of September 30, 2008 and 2007, 29,500 and 27,000, shares of restricted common stock were outstanding, respectively, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive for the three and nine months ended September 30, 2008 and 2007.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18.	Subsequent Events

Status of our Offering

As of October 31, 2008, we had received and accepted subscriptions in our offering for 61,757,031 shares of our common stock, or $616,838,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In October 2008, we repurchased 46,322 shares of our common stock, for an aggregate amount of $444,000, under our share repurchase plan.

Amended Advisory Agreement

On November 14, 2008, we entered into an amended and restated advisory agreement with our advisor and Grubb & Ellis Realty Investors, or the Amended Advisory Agreement. The Amended Advisory Agreement was effective as of October 24, 2008, the expiration date of the Advisory Agreement, and expires on September 20, 2009. The material terms of the Amended Advisory Agreement are summarized below.

Acquisition Fee

The Amended Advisory Agreement reduces the acquisition fee payable to our advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties from up to 3.0% to an amount determined as follows:

•	for the first $375,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.5% of the contract purchase price of each such property;

•	for the second $375,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.0% of the contract purchase price of each such property, which amount is subject to downward adjustment, but not below 1.5%, based on reasonable projections regarding the anticipated amount of net proceeds to be received in our offering; and

•	for above $750,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.25% of the contract purchase price of each such property.

The Amended Advisory Agreement also provides that we will pay an acquisition fee in connection with the acquisition of real estate related securities in an amount equal to 1.5% of the amount funded to acquire or originate each such real estate related security.

Our advisor or its affiliate will be entitled to receive these acquisition fees for properties and real estate related securities acquired with funds raised in our offering, including acquisitions completed after the termination of the Amended Advisory Agreement, subject to certain conditions.

Asset Management Fee

The Amended Advisory Agreement reduces the monthly asset management fee we pay to our advisor in connection with the management of our assets from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets.

Self-Management Plan

We currently intend to pursue a program of self-management pursuant to which we do not intend to internalize (acquire from) any functions of our advisor. We currently have a Chief Executive Officer, Scott D. Peters, with whom we have entered into an employment agreement described below under Employment

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Agreement with our Chief Executive Officer. We also intend to engage one or more asset managers and potentially other employees. Our advisor has agreed to use reasonable efforts to cooperate with us in pursuing this strategy of self-management, including timely providing information to us, reviewing the processes and procedures currently in place for providing information to us for approval of material matters, and establishing a liaison program between us and our advisor. As we pursue our self-management plan, the duties and responsibilities of our advisor may be adjusted. To the extent our board of directors determines that it is in the best interests of our stockholders, we may decide in the future to internalize certain functions of our advisor, subject to negotiation and approval by our independent directors and our advisor.

Personnel

We agree in the Amended Advisory Agreement not to solicit any of the current and/or future employees of our advisor for two years following the termination of our offering. In addition, our advisor has agreed to take reasonable steps to retain key employees designated by us so that they are available to provide ongoing, non-exclusive services for us consistent with the Amended Advisory Agreement.

Future Offerings

We do not currently intend to conduct a follow-on offering after the expiration of our current offering on September 20, 2009, although nothing limits our rights to pursue such an offering in the future. If Grubb & Ellis Realty Investors or one of its affiliates determines to sponsor a new REIT focused on acquiring healthcare properties, Grubb & Ellis Realty Investors has agreed to coordinate the timing of any offering by such new healthcare REIT so as not to negatively impact our offering.

Amended Partnership Agreement

On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our advisor may elect to defer its right to receive a subordinated distribution from our operating partnership after the termination of the Amended Advisory Agreement, subject to certain conditions.

The Partnership Agreement Amendment provides that after the termination of the Amended Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger with a company that has shares listed on a national securities exchange, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Amended Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Amended Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our offering) (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, or an other liquidity event, then our advisor will be entitled to receive a distribution from our operating partnership in an amount

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date.

Employment Agreement with our Chief Executive Officer

On November 14, 2008, we entered into a two year employment agreement with Scott D. Peters, our Chief Executive Officer, President and Chairman of the Board of Directors. The employment agreement provides for an initial annual base salary of $350,000. Mr. Peters is eligible to receive an annual bonus, based upon performance goals to be established by the compensation committee of our board of directors, after discussion of such goals with Mr. Peters. The maximum annual bonus payable to Mr. Peters upon the achievement of the applicable performance goals initially has been set at 100% of his base salary. The terms of his compensation will be reviewed in six months by the compensation committee and may be increased or decreased at such time.

In addition, on November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of, our 2006 Incentive Plan, as amended. The restricted shares will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2008 and December 31, 2007, together with our results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.

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

Overview and Background

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, healthcare related facilities and quality commercial office properties. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2007 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of September 30, 2008, we had received and accepted subscriptions in our offering for 55,180,624 shares of our common stock, or $551,154,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our

advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. The Advisory Agreement had a one year term that expired on October 24, 2008 and was subject to successive one year renewals upon the mutual consent of the parties. On November 14, 2008, our board of directors authorized the renewal of our Advisory Agreement for a term ending on September 20, 2009. See Subsequent Events — Amended Advisory Agreement for a further discussion. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight of our Chief Executive Officer (see Subsequent Events — Employment Agreement with our Chief Executive Officer) and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

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

As of September 30, 2008, we had purchased 39 properties comprising 4,899,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $893,116,000.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS 157-3. FSP SFAS 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures. We adopted FSP SFAS 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

Acquisitions in 2008

During the nine months ended September 30, 2008, we completed the acquisition of 19 properties. The aggregate purchase price of these properties was $484,676,000, of which $254,135,000 was initially financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank

National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank (see Capital Resources — Financing — Line of Credit), and $6,000,000 was initially financed through an unsecured note payable to NNN Realty Advisors (see Capital Resources — Financing — Unsecured Note Payable to Affiliate). A portion of the aggregate purchase price for these acquisitions was also initially financed or subsequently secured by $271,277,000 in mortgage loan payables. We paid $14,543,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions.

					Borrowings Incurred in Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payable	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate(4)

Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	02/01/08	100%	$36,950,000	$22,000,000	$16,000,000	$—	$1,109,000
Fort Road Medical Building	St. Paul, MN	03/06/08	100%	8,650,000	5,800,000	3,000,000	—	260,000
Liberty Falls Medical Plaza	Liberty Township, OH	03/19/08	100%	8,150,000	—	7,600,000	—	245,000
Epler Parke Building B	Indianapolis, IN	03/24/08	100%	5,850,000	3,861,000	6,100,000	—	176,000
Cypress Station Medical Office Building	Houston, TX	03/25/08	100%	11,200,000	7,300,000	4,500,000	—	336,000
Vista Professional Center	Lakeland, FL	03/27/08	100%	5,250,000	—	5,300,000	—	158,000
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	Various	100%	39,600,000	24,800,000	14,800,000	6,000,000	1,188,000
Amarillo Hospital	Amarillo, TX	05/15/08	100%	20,000,000	—	20,000,000	—	600,000
5995 Plaza Drive	Cypress, CA	05/29/08	100%	25,700,000	16,830,000	26,050,000	—	771,000
Nutfield Professional Center	Derry, NH	06/03/08	100%	14,200,000	8,808,000	14,800,000	—	426,000
SouthCrest Medical Plaza	Stockbridge, GA	06/24/08	100%	21,176,000	12,870,000	—	—	635,000
Medical Portfolio 3	Indianapolis, IN	06/26/08	100%	90,100,000	58,000,000	32,735,000	—	2,703,000
Academy Medical Center	Tucson, AZ	06/26/08	100%	8,100,000	5,016,000	8,200,000	—	243,000
Decatur Medical Plaza	Decatur, GA	06/27/08	100%	12,000,000	7,900,000	12,600,000	—	360,000
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	Various	100%	44,800,000	30,304,000	—	—	1,344,000
Renaissance Medical Centre	Bountiful, UT	06/30/08	100%	30,200,000	20,495,000	—	—	906,000
Oklahoma City Medical Portfolio	Oklahoma City, OK	09/16/08	100%	29,250,000	—	29,700,000	—	878,000
Medical Portfolio 4	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	Various	100%	48,000,000	29,989,000	40,750,000	—	1,440,000
Mountain Empire Portfolio	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	09/12/08	100%	25,500,000	17,304,000	12,000,000	—	765,000

Total				$484,676,000	$271,277,000	$254,135,000	$6,000,000	$14,543,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payable to affiliate evidenced by an unsecured promissory note. Our unsecured note payable to affiliate bears interest at a fixed rate and requires monthly interest-only payments for the term of the unsecured note payable to affiliate.

(4)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired.

Proposed Acquisition

On August 12, 2008, we entered into an agreement to acquire the Mountain Empire Portfolio, an 11-building portfolio located in Bristol, Kingsport and Rogersville, Tennessee and Pennington Gap and Norton, Virginia, from an unaffiliated third party. On September 12, 2008, we purchased 10 of the 11 buildings of the Mountain Empire Portfolio. We anticipate purchasing the remaining building, located in Rogersville, Tennessee, for a purchase price of $2,500,000 plus closing costs, in the fourth quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the remaining building of the Mountain Empire Portfolio. We intend to finance the purchase of this building with funds raised through our offering. We expect to pay our advisor or its affiliate an acquisition fee of $63,000, or 2.5% of the purchase price.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2007 Annual Report on Form 10-K filed with the SEC.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Offering Proceeds

If we fail to continue to raise proceeds under our offering, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Scheduled Lease Expirations

As of September 30, 2008, our consolidated properties were 91.2% occupied. During the remainder of 2008, 6.7% of the occupied GLA will expire. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2008, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Our operating results are primarily comprised of income derived from our portfolio of properties.

Except where otherwise noted, the change in our results of operations is due to owning 39 properties as of September 30, 2008, as compared to owning 14 properties as of September 30, 2007.

Rental Income

For the three months ended September 30, 2008, rental income was $23,920,000 as compared to $4,787,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, rental income was primarily comprised of base rent of $18,316,000 and expense recoveries of $4,605,000. For the three months ended September 30, 2007, rental income was primarily comprised of base rent of $4,046,000 and expense recoveries of $511,000.

For the nine months ended September 30, 2008, rental income was $53,310,000 as compared to $8,711,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, rental income was primarily comprised of base rent of $40,178,000 and expense recoveries of $10,388,000. For the nine months ended September 30, 2007, rental income was primarily comprised of base rent of $6,820,000 and expense recoveries of $1,574,000.

The aggregate occupancy for our properties was 91.2% as of September 30, 2008 as compared to 91.5% as of September 30, 2007.

Rental Expenses

For the three months ended September 30, 2008, rental expenses were $8,700,000 as compared to $1,562,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, rental expenses were primarily comprised of real estate taxes of $2,776,000, utilities of $2,005,000, building maintenance of $1,790,000 and property management fees of $758,000. For the three months ended September 30, 2007, rental expenses were primarily comprised of utilities of $474,000, real estate taxes of $353,000, building maintenance of $334,000, property management fees of $168,000 and grounds maintenance of $70,000.

For the nine months ended September 30, 2008, rental expenses were $18,612,000 as compared to $3,065,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, rental expenses were primarily comprised of real estate taxes of $6,572,000, utilities of $3,806,000, building maintenance of $3,414,000 and property management fees of $1,597,000. For the nine months ended September 30, 2007, rental expenses were primarily comprised of utilities of $870,000, real estate taxes of $770,000, building maintenance of $693,000, property management fees of $291,000 and grounds maintenance of $197,000.

General and Administrative

For the three months ended September 30, 2008, general and administrative was $2,758,000 as compared to $935,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, general and administrative consisted primarily of asset management fees of $2,090,000 and professional and legal fees of $243,000, bad debt expense of $129,000 and directors and officers’ insurance premiums of $58,000. For the three months ended September 30, 2007, general and administrative consisted primarily of asset management fees of $483,000, professional and legal fees of $164,000, acquisition related audit fees of $132,000 to comply with the provisions of Article 3-14 of Regulation S-X and directors and officers’ insurance premiums of $60,000.

For the nine months ended September 30, 2008, general and administrative was $6,801,000 as compared to $1,957,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative consisted primarily of asset management fees of $4,712,000, professional and legal fees of $757,000, bad debt expense of $359,000, directors and officers’ insurance premiums of $174,000 and acquisition related audit fees of $122,000 to comply with the provisions of Article 3-14 of Regulation S-X. For the nine months ended September 30, 2007, general and administrative consisted primarily of asset management fees of $775,000, professional and legal fees of $386,000, acquisition related audit fees of $299,000 to comply with the provisions of Article 3-14 of Regulation S-X and directors and officers’ insurance premiums of $183,000.

Depreciation and Amortization

For the three months ended September 30, 2008, depreciation and amortization was $11,213,000 as compared to $3,048,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, depreciation and amortization was comprised of depreciation on our properties of $6,139,000, amortization of identified intangible assets of $5,043,000 and amortization of lease commissions of $31,000. For the three months ended September 30, 2007, depreciation and amortization was comprised of amortization of identified intangible assets of $1,635,000, depreciation on our properties of $1,411,000 and amortization of lease commissions of $2,000.

For the nine months ended September 30, 2008, depreciation and amortization was $24,905,000 as compared to $5,252,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, depreciation and amortization was comprised of depreciation on our properties of $13,566,000, amortization of identified intangible assets of $11,280,000 and amortization of lease commissions of $59,000. For the nine months ended September 30, 2007, depreciation and amortization was comprised of amortization of identified intangible assets of $2,937,000, depreciation on our properties of $2,312,000 and amortization of lease commissions of $3,000.

Interest Expense

For the three months ended September 30, 2008, interest expense was $6,939,000 as compared to $1,286,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $6,147,000, loss on derivative financial instruments of $310,000 related to our interest rate swaps, amortization of deferred financing fees associated with our mortgage loan payables of $307,000, amortization of deferred financing fees associated with our line of credit of $96,000, amortization of debt discount of $46,000, unused line of credit fees of $32,000 and interest expense on our unsecured note payable to affiliate of $1,000. For the three months ended September 30, 2007, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and

KeyBank of $1,241,000, amortization of deferred financing fees associated with our mortgage loan payables of $38,000 and interest expense on our unsecured note payable to affiliate of $7,000.

For the nine months ended September 30, 2008, interest expense was $14,888,000 as compared to $2,302,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $13,522,000, amortization of deferred financing fees associated with our mortgage loan payables of $550,000, loss on derivative financial instruments of $414,000 related to our interest rate swaps, amortization of deferred financing fees associated with our line of credit of $281,000, unused line of credit fees of $65,000, amortization of debt discount of $54,000 and interest expense on our unsecured note payable to affiliate of $2,000. For the nine months ended September 30, 2007, interest expense was related to interest expense on our mortgage loan payables and our secured revolving line of credit with LaSalle and KeyBank of $2,164,000, interest expense on our unsecured note payable to affiliate of $84,000 and amortization of deferred financing fees associated with our mortgage loan payables of $54,000.

Interest and Dividend Income

For the three months ended September 30, 2008, interest and dividend income was $52,000 as compared to $111,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances and lower interest rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

For the nine months ended September 30, 2008, interest and dividend income was $83,000 as compared to $196,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances and lower interest rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Minority Interests

For the three months ended September 30, 2008, minority interests were $47,000 as compared to $0 for the three months ended September 30, 2007. For the three months ended September 30, 2008, minority interests were primarily related to the minority interest owner’s 20.0% share in Chesterfield Rehabilitation Center.

For the nine months ended September 30, 2008, minority interests were $156,000 as compared to $0 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, minority interests were primarily related to the minority interest owner’s 20.0% share in Chesterfield Rehabilitation Center.

Net Income (Loss)

For the three months ended September 30, 2008, we had a net loss of $5,685,000, or $0.12 per basic and diluted share, as compared to $1,933,000, or $0.15 per basic and diluted share, for the three months ended September 30, 2007. The increase in net loss was due to the factors discussed above.

For the nine months ended September 30, 2008, we had a net loss of $11,969,000, or $0.34 per basic and diluted share, as compared to $3,669,000, or $0.53 per basic and diluted share, for the nine months ended September 30, 2007. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offering to conduct our activities. The capital required to purchase real estate and real estate related securities is obtained from our offering and from any indebtedness that we may incur.

Our principal demands for funds continue to be for acquisitions of real estate and real estate related securities, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering include payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and real estate related securities continue to be met from operations, borrowing, and the net proceeds of our offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

As of September 30, 2008, we estimate that our expenditures for capital improvements will require up to $2,307,000 for the remaining three months of 2008. As of September 30, 2008, we had $5,573,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 and 2007, were $15,633,000 and $2,963,000, respectively. For the nine months ended September 30, 2008, cash flows provided by operating activities related primarily to operations from our 39 properties. For the nine months ended September 30, 2007, cash flows provided by operating activities related primarily to operations from our 14 properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the nine months ended September 30, 2008 and 2007, were $455,571,000 and $258,510,000, respectively. For the nine months ended September 30, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $448,852,000. For the nine months ended September 30, 2007, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $253,574,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the nine months ended September 30, 2008 and 2007, were $468,759,000 and $259,857,000, respectively. For the nine months ended September 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $341,755,000 and borrowings on mortgage loan payables of $227,695,000, partially offset by net payments under our secured revolving line of credit with LaSalle and KeyBank of $51,801,000, the payment of offering costs of $34,153,000, distributions of $9,274,000 and principal repayments of $1,217,000 on mortgage loan payables. Additional cash outflows related to deferred financing costs of $3,497,000 in connection with the debt financing for our acquisitions. For the nine months ended September 30, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $157,281,000, borrowings on mortgage loan payables of $86,310,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $35,700,000, partially offset by the payment of offering costs of $16,130,000 and distributions of $1,638,000. Additional cash outflows related to deferred financing costs of $1,668,000 in connection with the debt financing for our acquisitions.

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

Our board of directors approved a 6.50% per annum, or 0.65% per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007. Distributions are paid to our stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the nine months ended September 30, 2008, we paid distributions of $17,181,000 ($9,274,000 in cash and $7,907,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $15,633,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering. As of September 30, 2008, we had an amount payable of $1,581,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of September 30, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flow from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the nine months ended September 30, 2008, our funds from operations, or FFO, was $12,782,000. We paid distributions of $17,181,000, of which $12,782,000 was paid from FFO and the remainder from proceeds from our offering. See our disclosure regarding FFO below.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2008, our aggregate borrowings were 51.1% of all of our properties’ and real estate related securities’ combined fair market values.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. As of September 30, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables

Mortgage loan payables were $455,958,000 ($454,490,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 4.10% to 12.75% per annum and a weighted average effective interest rate of 5.08% per annum. As of September 30, 2008, we had $134,120,000 ($132,652,000, net of discount) of fixed rate debt, or 29.4% of mortgage loan payables, at a weighted average interest rate of 5.80% per annum and $321,838,000 of variable rate debt, or 70.6% of mortgage loan payables, at a weighted average interest rate of 4.78% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. As of December 31, 2007, we had $90,919,000 ($90,821,000 net of discount) of fixed rate debt, or 48.9% of mortgage loan payables, at a weighted average interest rate of 5.79% per annum and $94,980,000 of variable rate debt, or 51.1% of mortgage loan payables, at a weighted average interest rate of 6.35% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables consisted of the following as of September 30, 2008 and December 31, 2007:

	Interest		Maturity
Property	Rate		Date	September 30, 2008		December 31, 2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,970,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,626,000		5,699,000
St. Mary Physicians Center	5.80%		09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,901,000		8,000,000
Medical Portfolio 2	5.91%		07/01/13	14,454,000		—
Renaissance Medical Centre	5.38%		09/01/15	19,152,000		—
Renaissance Medical Centre	12.75%		09/01/15	1,245,000		—
Medical Portfolio 4	5.50%		06/01/19	6,815,000		—
Medical Portfolio 4	6.18%		07/01/19	1,737,000		—

				134,120,000		90,919,000
Variable Rate Debt:
Senior Care Portfolio 1	4.75%	(a)	03/31/10	24,800,000	(b)	—
1 and 4 Market Exchange	4.10%	(a)	09/30/10	14,500,000	(b)	14,500,000	(c)
East Florida Senior Care Portfolio	4.84%	(a)	10/01/10	30,034,000	(b)	30,384,000	(c)
Kokomo Medical Office Park	4.15%	(a)	11/30/10	8,300,000	(b)	8,300,000	(c)
Chesterfield Rehabilitation Center	4.14%	(a)	12/30/10	22,000,000	(b)	22,000,000	(c)
Park Place Office Park	4.30%	(a)	12/31/10	10,943,000	(b)	10,943,000	(c)
Highlands Ranch Medical Plaza	4.30%	(a)	12/31/10	8,853,000	(b)	8,853,000	(c)
Medical Portfolio 1	4.43%	(a)	02/28/11	21,560,000	(b)	—
Fort Road Medical Building	4.14%	(a)	03/06/11	5,800,000	(b)	—
Medical Portfolio 3	4.72%	(a)	06/26/11	58,000,000	(b)	—
SouthCrest Medical Plaza	4.95%	(a)	06/30/11	12,870,000	(b)	—
Epler Parke Building B(d)	4.65%	(a)	06/30/11	3,861,000	(b)	—
5995 Plaza Drive(d)	4.65%	(a)	06/30/11	16,830,000	(b)	—
Nutfield Professional Center(d)	4.65%	(a)	06/30/11	8,808,000	(b)	—
Medical Portfolio 2(d)	4.65%	(a)	06/30/11	15,807,000	(b)	—
Academy Medical Center(d)	4.65%	(a)	06/30/11	5,016,000	(b)	—
Cypress Station Medical Office Building	4.94%	(a)	09/01/11	7,252,000	(b)	—
Medical Portfolio 4	6.08%	(a)	09/24/11	21,400,000		—
Decatur Medical Plaza	5.93%	(a)	09/26/11	7,900,000		—
Mountain Empire Portfolio	5.86%	(a)	09/28/11	17,304,000		—

				321,838,000		94,980,000

Total fixed and variable debt				455,958,000		185,899,000

Less: discount				(1,468,000)		(98,000)

Mortgage loan payables				$454,490,000		$185,801,000

(a)	Represents the interest rate in effect as of September 30, 2008.

(b)	As of September 30, 2008, we had variable rate mortgage loans on 20 of our properties with effective interest rates ranging from 4.10% to 6.08% per annum and a weighted average effective interest rate of 4.78% per annum. However, as of September 30, 2008, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loan payables on 17 of our properties, thereby effectively fixing our interest rate on those mortgage loan payables.

(c)	As of December 31, 2007, we had variable rate mortgage loans on six of our properties with effective interest rates ranging from 6.15% to 6.78% per annum and a weighted average effective interest rate of 6.35% per annum. However, as of December 31, 2007, we had fixed rate interest rate swaps, ranging from 5.52% to 6.02%, on all of our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables.

(d)	We have a mortgage loan in the principal amount of $50,322,000 secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.

Unsecured Note Payable to Affiliate

On June 30, 2008, we entered into an unsecured note payable to NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $6,000,000. The unsecured note payable to affiliate provided for a maturity date of December 30, 2008. The $6,000,000 unsecured note payable to affiliate bore interest at a fixed rate of 4.96% per annum and required monthly interest-only payments for the term of the unsecured note payable to affiliate. Because this loan was a related party loan, the terms of the unsecured note payable to affiliate were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. By July 7, 2008, we had repaid the outstanding principal and accrued interest on the unsecured note payable to affiliate. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under the unsecured note payable to affiliate.

Line of Credit

We have a loan agreement, or the Loan Agreement, with LaSalle and KeyBank, in which we obtained a secured revolving credit facility in an aggregate maximum principal amount of $80,000,000, or our secured revolving line of credit with LaSalle and KeyBank. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. The initial maturity date of the Loan Agreement is September 10, 2010, which may be extended by one 12 month period subject to satisfaction of certain conditions, including the payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (c) a combination of these rates.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants and requirements.

As of September 30, 2008 and December 31, 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $0 and $51,801,000, respectively. Borrowings as of December 31, 2007 bore interest at a weighted average interest rate of 6.93% per annum.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of December 31, 2007, our advisor and its affiliates have incurred expenses of $1,086,000 in excess of 1.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of December 31, 2007. As of September 30, 2008, our advisor and its affiliates have not incurred other organizational and offering expenses that exceed 1.5% of the gross proceeds of our offering. In the future, to the extent our advisor or its affiliates incur additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our offering, these amounts may become our liability.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of September 30, 2008 and December 31, 2007, the estimated redemption value is $3,090,000.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2008, we had fixed and variable rate mortgage loan payables in the principal amount of $455,958,000 ($454,490,000, net of discount) outstanding secured by our properties and there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. In addition, there were no amounts outstanding under our unsecured note payable to affiliate. As of September 30, 2008, the weighted average interest rate on our outstanding debt was 5.08% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables, our secured revolving line of credit with LaSalle and KeyBank and our unsecured note payable to affiliate as of September 30, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments - fixed rate debt	$280,000	$10,960,000	$3,998,000	$118,883,000	$134,121,000
Interest payments - fixed rate debt	1,973,000	15,010,000	14,244,000	23,001,000	54,228,000
Principal payments - variable rate debt	353,000	123,541,000	197,943,000	—	321,837,000
Interest payments - variable rate debt (based on rates in effect as of September 30, 2008)	3,704,000	29,410,000	6,220,000	—	39,334,000

Total	$6,310,000	$178,921,000	$222,405,000	$141,884,000	$549,520,000

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(5,685,000)	$(1,933,000)	$(11,969,000)	$(3,669,000)
Add:
Depreciation and amortization — consolidated properties	11,213,000	3,048,000	24,905,000	5,252,000
Less:
Depreciation and amortization related to minority interests	(51,000)	—	(154,000)	—

FFO	$5,477,000	$1,115,000	$12,782,000	$1,583,000

FFO per share — basic and diluted	$0.11	$0.08	$0.36	$0.23

Weighted average common shares outstanding — basic and diluted	47,735,536	13,223,746	35,100,807	6,939,820

FFO reflects losses on derivative financial instruments related to our interest rate swaps, amortization of deferred financing fees on our line of credit, unused fees on our line of credit and acquisition related expenses as detailed above under Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2008 and 2007.

Subsequent Events

Status of our Offering

As of October 31, 2008, we had received and accepted subscriptions in our offering for 61,757,031 shares of our common stock, or $616,838,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In October 2008, we repurchased 46,322 shares of our common stock, for an aggregate amount of $444,000, under our share repurchase plan.

Amended Advisory Agreement

On November 14, 2008, we entered into an amended and restated advisory agreement with our advisor and Grubb & Ellis Realty Investors, or the Amended Advisory Agreement. The Amended Advisory Agreement was effective as of October 24, 2008, the expiration date of the Advisory Agreement, and expires on September 20, 2009. The material terms of the Amended Advisory Agreement are summarized below.

Acquisition Fee

The Amended Advisory Agreement reduces the acquisition fee payable to our advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties from up to 3.0% to an amount determined as follows:

•	for the first $375,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.5% of the contract purchase price of each such property;

•	for the second $375,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.0% of the contract purchase price of each such property, which amount is subject to downward adjustment, but not below 1.5%, based on reasonable projections regarding the anticipated amount of net proceeds to be received in our offering; and

•	for above $750,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.25% of the contract purchase price of each such property.

The Amended Advisory Agreement also provides that we will pay an acquisition fee in connection with the acquisition of real estate related securities in an amount equal to 1.5% of the amount funded to acquire or originate each such real estate related security.

Our advisor or its affiliate will be entitled to receive these acquisition fees for properties and real estate related securities acquired with funds raised in our offering, including acquisitions completed after the termination of the Amended Advisory Agreement, subject to certain conditions.

Asset Management Fee

The Amended Advisory Agreement reduces the monthly asset management fee we pay to our advisor in connection with the management of our assets from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets.

Self-Management Plan

We currently intend to pursue a program of self-management pursuant to which we do not intend to internalize (acquire from) any functions of our advisor. We currently have a Chief Executive Officer, Scott D. Peters, with whom we have entered into an employment agreement described below under Employment Agreement with our Chief Executive Officer. We also intend to engage one or more asset managers and potentially other employees. Our advisor has agreed to use reasonable efforts to cooperate with us in pursuing this strategy of self-management, including timely providing information to us, reviewing the processes and procedures currently in place for providing information to us for approval of material matters, and establishing a liaison program between us and our advisor. As we pursue our self-management plan, the duties and responsibilities of our advisor may be adjusted. To the extent our board of directors determines that it is in the best interests of our stockholders, we may decide in the future to internalize certain functions of our advisor, subject to negotiation and approval by our independent directors and our advisor.

Personnel

We agree in the Amended Advisory Agreement not to solicit any of the current and/or future employees of our advisor for two years following the termination of our offering. In addition, our advisor has agreed to take reasonable steps to retain key employees designated by us so that they are available to provide ongoing, non-exclusive services for us consistent with the Amended Advisory Agreement.

Future Offerings

We do not currently intend to conduct a follow-on offering after the expiration of our current offering on September 20, 2009, although nothing limits our rights to pursue such an offering in the future. If Grubb & Ellis Realty Investors or one of its affiliates determines to sponsor a new REIT focused on acquiring healthcare properties, Grubb & Ellis Realty Investors has agreed to coordinate the timing of any offering by such new healthcare REIT so as not to negatively impact our offering.

Amended Partnership Agreement

On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our advisor may elect to defer its right to receive a subordinated distribution from our operating partnership after the termination of the Amended Advisory Agreement, subject to certain conditions.

The Partnership Agreement Amendment provides that after the termination of the Amended Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger with a company that has shares listed on a national securities exchange, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Amended Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Amended Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our offering) (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, or an other liquidity event, then our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date.

Employment Agreement with our Chief Executive Officer

On November 14, 2008, we entered into a two year employment agreement with Scott D. Peters, our Chief Executive Officer, President and Chairman of the Board of Directors. The employment agreement provides for an initial annual base salary of $350,000. Mr. Peters is eligible to receive an annual bonus, based upon performance goals to be established by the compensation committee of our board of directors, after discussion of such goals with Mr. Peters. The maximum annual bonus payable to Mr. Peters upon the achievement of the applicable performance goals initially has been set at 100% of his base salary. The terms of his compensation will be reviewed in six months by the compensation committee and may be increased or decreased at such time.

In addition, on November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of, our 2006 Incentive Plan, as amended. The restricted shares will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, other than those listed in Part II, Item 1A, Risk Factors.

The table below presents, as of September 30, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$280,000	$9,477,000	$1,483,000	$1,932,000	$2,066,000	$118,883,000	$134,121,000	$128,014,000
Weighted average interest rate on maturing debt	5.67%	5.79%	5.68%	5.72%	5.72%	5.80%	5.80%	—
Variable rate debt - principal payments	$353,000	$2,199,000	$121,342,000	$197,943,000	$—	$—	$321,837,000	$321,837,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2008)	4.59%	4.61%	4.46%	4.97%	—	—	4.78%	—

Mortgage loan payables were $455,958,000 ($454,490,000, net of discount) as of September 30, 2008. As of September 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 4.10% to 12.75% per annum and a weighted average effective interest rate of 5.08% per annum. We had $134,120,000 ($132,652,000, net of discount) of fixed rate debt, or 29.4% of mortgage loan payables, at a weighted average interest rate of 5.80% per annum and $321,838,000 of variable rate debt, or 70.6% of mortgage loan payables, at a weighted average interest rate of 4.78% per annum.

As of September 30, 2008, there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. Also, as of September 30, 2008, there were no amounts outstanding under our unsecured note payable to affiliate.

An increase in the variable interest rate on our variable rate mortgage loans without fixed rate interest rate swaps and our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of September 30, 2008, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense, exclusive of gains (losses) on derivative financial instruments, by $233,000, or 1.29%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of September 30, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC, except as noted below and except that on June 2, 2008, Grubb & Ellis Company, our sponsor, announced that the staff of the SEC Los Angeles Enforcement Division had informed our sponsor that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC), the managing member of Grubb & Ellis Healthcare REIT Advisor, LLC, or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc.), our dealer manager.

Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, availability to make additional investments or our ability to dispose of our investments.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid with offering proceeds or borrowed funds.

The amount of the distributions we make to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007.

For the nine months ended September 30, 2008, we paid distributions of $17,181,000 ($9,274,000 in cash and $7,907,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $15,633,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from this offering. As of September 30, 2008, we had an amount payable of $1,581,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions, and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of September 30, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flow from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the nine months ended September 30, 2008, our funds from operations, or FFO, was $12,782,000. We paid distributions of $17,181,000, of which $12,782,000 was paid from FFO and the remainder from proceeds from our offering.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.

Our results of operations are subject to the risks of a international or national economic slow down or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•	one or more lenders under our lines of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments.

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

The length and severity of any economic slow down or downturn cannot be predicted. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.

Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, properties and real estate related securities will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Our success is dependent on the performance of our advisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in identifying and advising on the acquisition of investments, the determination of any financing arrangements, the asset management and property management of our investments and operation of our day-to-day activities. Our advisor is a subsidiary of our sponsor, Grubb & Ellis Company. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our sponsor’s industry, which our sponsor anticipates will continue through 2009. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced, and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that the any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our properties. Recently, AIG has announced that it has suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have announced measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our properties and our financial condition.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

As of September 30, 2008, we had received and accepted subscriptions for 55,180,624 shares of our common stock, or $551,154,000. As of September 30, 2008, a total of $10,580,000 in distributions were reinvested and 1,113,720 shares of our common stock were issued under the DRIP.

As of September 30, 2008, we have incurred marketing support fees of $13,757,000, selling commissions of $38,021,000 and due diligence expense reimbursements of $160,000. We have also incurred organizational and offering expenses of $7,546,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of September 30, 2008, we have used $454,018,000 in offering proceeds to purchase our 39 properties and repay debt incurred in connection with such acquisitions.

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

During the three months ended September 30, 2008, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
	(a)	(b)	Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program	Plans or Programs

July 1, 2008 to July 31, 2008	31,156	$9.97	31,156	(1)
August 1, 2008 to August 31, 2008	—	$—	—	$—
September 1, 2008 to September 30, 2008	—	$—	—	$—

(1)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc. (Registrant)

November 14, 2008	By: /s/ Scott D. Peters
Date	Scott D. Peters Chief Executive Officer and President (principal executive officer)

November 14, 2008	By: /s/ Shannon K S Johnson
Date	Shannon K S Johnson Chief Financial Officer (principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2		Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference)
3.3		Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
4.1		Grubb & Ellis Healthcare REIT, Inc. Share Repurchase Plan, effective August 25, 2008 (included as Exhibit 4.1 to our Current Report on for 8-K filed August 25, 2008 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.