Form 10-K
period 2008-12-31
Grubb & Ellis Healthcare REIT, Inc.
filed 2009-03-27
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-53206

GRUBB & ELLIS HEALTHCARE REIT, INC.
(Exact name of registrant as specified in its charter)
(To be named Healthcare Trust of America, Inc.)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $393,196,000, assuming a market value of $10.00 per share which is the price per share in our current offering.

As of March 13, 2009, there were 91,264,688 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

OUR COMPANY

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. Upon or prior to the completion of our transition to self-management, we intend to change our name to Healthcare Trust of America, Inc. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We may also invest in other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. We will sell shares in our offering until the earlier of September 20, 2009, or the date on which the maximum amount has been sold. As of December 31, 2008, we had received and accepted subscriptions in our offering for 73,824,809 shares of our common stock, or $737,398,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., to be named Healthcare Trust of America Holdings, L.P., or our operating partnership. We are currently externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Our advisor is affiliated with us in that we and our advisor have a common officer, who also owns an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

The Advisory Agreement expires on September 20, 2009. Our main objectives in amending the Advisory Agreement on November 14, 2008 were to reduce our acquisition and asset management fees and to set the framework for our transition to self-management. Under the Advisory Agreement, as amended November 14, 2008, our advisor agreed to use reasonable efforts to cooperate with us as we pursue a self-management program. Upon or prior to completion of our transition to self-management and/or the termination of the Advisory Agreement we will no longer be advised by our advisor or consider our company to be sponsored by Grubb & Ellis Company, or Grubb & Ellis.

The Advisory Agreement, as amended November 14, 2008, also provides that our advisor and Grubb & Ellis Realty Investors agree to coordinate the timing, marketing and other activities for any new healthcare REIT sponsored by Grubb & Ellis Realty Investors or its affiliates so as not to negatively impact our company. In addition, the equity raising for any new healthcare REIT sponsored by Grubb & Ellis Realty Investors or its affiliates shall not begin until after the end of our offering, provided that, consistent with industry practice and standards and without there being any negative impact on our equity raise, such new healthcare REIT may initiate a limited equity raise from a limited broker dealer group, commencing August 1, 2009 or later, to satisfy the escrow requirements applicable to such new healthcare REIT.

At the commencement of our offering we had minimal assets and operations and we did not believe that it was efficient at that time to engage our own internal management team. As of March 26, 2009, we had acquired 43 geographically diverse properties and other real estate related assets for a total purchase price of $1,000,520,000. As a result of our growth and success, our board of directors believes that we now have the critical mass required to support a self-management structure. Our board of directors believes that self-management will enable us to better position our company for success in the future for several reasons discussed below:

Management Team.  We believe that our management team, led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, has the experience and expertise to efficiently and effectively operate our company. In addition, we have hired a Chief Accounting Officer, Kellie S. Pruitt. We have also hired three other employees and have engaged two independent consultants to assist us with acquisitions, asset management and accounting. We intend to continue to hire additional employees and engage independent consultants to expand our self-management infrastructure, assist in our transition to a self-managed company and fulfill other responsibilities, including acquisitions, accounting, asset management, strategic investing and corporate and securities compliance. Mr. Peters is leading our transition to a self-management structure. Our internal management team, led by Mr. Peters, will manage our day-to-day operations and oversee and supervise our employees and third party service providers, who will be retained on an as-needed basis. All key personnel will report directly to Mr. Peters.

Governance.  An integral part of our self-management program is our experienced board of directors. Our board of directors provides effective ongoing governance for our company and spends a substantial amount of time overseeing our transition to self-management. Our governance and management framework is one of our key strengths.

Significantly Reduced Cost.  From inception through December 31, 2008, we incurred to our advisor and its affiliates approximately $28,479,000 in acquisition fees; approximately $7,767,000 in asset management fees; approximately $2,963,000 in property management fees; and approximately $1,513,000 in leasing fees. Although we will incur the costs associated with having our own employees and independent consultants and we expect third party property management expenses and third party acquisition expenses, including legal fees, due diligence fees and closing costs, to remain approximately the same as under external management, we believe that the total cost of the self-management program will be substantially less than the cost of external management. While our board of directors, including a majority of our independent directors, previously determined that the fees to our advisor were fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties, we now believe that by having our own employees and independent consultants manage our operations and retain third party providers, we will significantly reduce the cost structure of our company.

No Internalization Fees.  Unlike many other non-listed REITs that internalize or pay to acquire various management functions and personnel, such as advisory and asset management services, from their sponsor or advisor prior to listing on a national securities exchange for substantial fees, we will not be required to pay such fees under our self-management program. We believe that by not paying such fees, as well as operating more cost-effectively under our self-management program, we will save a substantial amount of money. To the extent that our management and board of directors determine that utilizing third party service providers for certain services is more cost-effective than conducting such services internally, we will pay for these services based on negotiated terms and conditions consistent with the current marketplace for such services on an as-needed basis.

Funding of Self-Management.  We believe that the cost of the self-management program will be substantially less than the cost of external management. Therefore, although we are incurring additional costs now related to our transition to self-management, we expect the cost of the self-management program to be effectively funded by future cost savings. Pursuant to the Advisory Agreement, as amended November 14, 2008, we have already reduced acquisition fees and asset management fees payable to our advisor, which we believe will result in substantial cost savings. In addition, we anticipate that we will achieve further cost savings in the future as a result of reduced and/or eliminated acquisition fees, asset management fees, internalization fees and other outside fees.

Dedicated Management and Increased Accountability.  Under our self-management program, our officers and employees will only work for our company and will not be associated with any outside advisor or other third party service providers. Our management team, led by Mr. Peters, has direct oversight of employees, independent consultants and third party service providers on an ongoing basis. We believe that these direct reporting relationships along with our performance-based compensation programs and ongoing oversight by our management team create an environment for and will achieve increased accountability and efficiency.

Conflicts of Interest.  We believe that self-management works to remove inherent conflicts of interest that necessarily exist between an externally advised REIT and its advisor. The elimination or reduction of these inherent conflicts of interest is one of the major reasons that we elected to proceed with the self-management program.

Prior to or upon the completion of our transition to self-management, we intend to change our name to “Healthcare Trust of America, Inc.”

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

Developments during 2008 and 2009

•	On November 14, 2008, we amended and restated the Advisory Agreement, which reduced our acquisition and asset management fees and set the framework for our transition to self-management. We also hired Mr. Peters, who previously served as a non-employee executive officer, as our full-time employee pursuant to an employment agreement. We began the transition to self-management immediately after the effective date of the amendments to the Advisory Agreement. We have continued to implement our self-management program and continue to rely on our advisor, our board of directors, Mr. Peters and our other employees and consultants to manage our investments and operate our day-to-day activities.

•	As of December 31, 2008, we owned 41 geographically diverse properties, 33 of which are medical office buildings, five of which are healthcare related facilities, three of which are quality commercial office properties, all of which comprise 5,156,000 square feet of gross leasable area, or GLA, and one real estate related asset for an aggregate purchase price of $966,416,000, in 17 states.

•	As of March 26, 2009, we have acquired a medical office condominium and a four-building medical office property comprising 188,000 square feet of GLA for an aggregate purchase price of $34,104,000 in two states.

•	As of March 13, 2009, we had received and accepted subscriptions in our offering for 89,030,880 shares of our common stock, or $889,301,000, excluding shares of our common stock issued under the DRIP.

•	On March 13, 2009, Shannon K S Johnson resigned from her position as our Chief Financial Officer. Ms. Johnson will continue to provide non-exclusive services to us in her role as a Financial Reporting Manager of Grubb & Ellis Realty Investors.

•	On March 17, 2009, our board of directors appointed Kellie S. Pruitt, our Chief Accounting Officer and principal accounting officer, to also serve as our principal financial officer.

Our Structure

The following is a summary of our and our advisor’s organizational structure as of December 31, 2008:

The following chart shows our structure upon the completion of our transition to self-management:

*	Grubb & Ellis Healthcare REIT Advisor, LLC owns less than a 0.01% interest in us and in our operating partnership.

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, CA 92705 and the telephone number is (714) 667-8252. In connection with our transition to self-management, we have established a new corporate office which houses our Chief Executive Officer and our Chief Accounting Officer. The address of our new office is The Promenade, 16427 North Scottsdale Road, Suite 440, Scottsdale, AZ 85254 and our telephone number at that address is (480) 998-3478. We anticipate that prior to or upon the completion of our transition to self-management, our new office will serve as our principal executive office. Our sponsor maintains a web site at www.gbe-reits.com/healthcare at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at www.gbe-reits.com/healthcare as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request. We anticipate that prior to or upon our transition to self-management, we will establish a new website.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

Our investment objectives are:

•	to acquire quality properties that generate sustainable growth in cash flows from operations to pay regular cash distributions;

•	to preserve, protect and return our stockholders’ capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.

Each property we acquire is carefully and diligently reviewed and analyzed to make sure it is consistent with our short and long-term investment objectives. Our goal is to at all times maintain a strong balance sheet and always have sufficient funds to deal with short and long-term operating needs. Macro-economic disruptions have broadly impacted the economy and have caused an imbalance between buyers and sellers of real estate assets, including medical office buildings and other healthcare related real estate assets. We anticipated that these tough economic conditions would create opportunities for our company to acquire such assets at higher capitalization rates, as the real estate market adjusted downward. In the fourth quarter of 2008, we opted not to proceed with certain deals which we determined merited re-pricing. We renegotiated other deals to lower pricing points. We had cash on hand of over $128,000,000 as of December 31, 2008, which we intend to use to acquire assets that are priced at levels consistent with today’s economy. We believe that during this turbulent economic cycle, our cash on hand will provide our company with opportunities to acquire medical office buildings and other healthcare related real estate assets at favorable pricing.

We cannot assure our stockholders that we will attain these objectives or that our capital will not decrease. Our board of directors may change our investment objectives if it determines it is advisable and in the best interests of our stockholders.

Decisions relating to the purchase or sale of investments will be made by our advisor and management, subject to the oversight by our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance for a description of the background and experience of our directors and officers as well as the officers of our advisor.

Business Strategies

We seek to invest in a diversified portfolio of real estate, focusing primarily on investments that produce recurring income. Our real estate investments focus on medical office buildings and healthcare related facilities. We have also invested to a limited extent in quality commercial office buildings and other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. Our other real estate related assets will generally focus on common and preferred stock of public or private real estate companies and certain other securities. We seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in other real estate related assets.

In addition, when and as determined appropriate by our advisor and management, the portfolio may also include properties in various stages of development other than those producing recurring income. These stages would include, without limitation, unimproved land, both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no recurring income. Our advisor and management team will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both recurring income and capital appreciation upon the ultimate sale of properties.

For each of our investments, regardless of property type, our advisor and management team seek to ensure that we invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; and Supply and Demand. We focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for growth, except where we believe that we have a competitive advantage.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow as well as expected growth and the potential for appreciation.

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

Acquisition Strategies

Real Property Investments

We seek to invest in a diversified portfolio of properties, focusing primarily on properties that produce recurring income. We generally seek investments in medical office buildings and healthcare related facilities. We have also invested to a limited extent in quality commercial office properties.

We generally seek to acquire properties of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, income-producing capacity and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

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

Our investments in real estate generally include our holding fee simple title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons. See “Joint Venture Investments” below.

In addition, we may purchase properties and lease them back to the sellers of such properties. We will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, no assurance can be given that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed or significantly reduced.

Our obligation to close a transaction involving the purchase of a real property asset is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;

•	when required to be filed with the SEC and delivered to stockholders, audited financial statements covering recent operations of real properties having operating histories;

•	title insurance policies; and

•	liability insurance policies.

In determining whether to purchase a particular property, we may, in circumstances in which our advisor and management deem it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option, if any, is normally surrendered if the property is not purchased, and is normally credited against the purchase price if the property is purchased. We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay to us in cash a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

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

Joint Venture Investments

We have entered and may continue to enter into joint ventures, general partnerships and other arrangements with one or more entities or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, we will evaluate the real estate that such joint venture will own or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant-in-common syndications or transactions.

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

Investments in Other Real Estate Related Assets

We may invest in the following types of other real estate related assets: (1) equity securities such as the common stock, preferred stock and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, mezzanine loans, bridge loans, and certain non-United States, or U.S., dollar denominated securities.

We have substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of real estate related assets to make, we will adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics, (2) exposure limits to individual securities and (3) exposure limits to securities subclasses (such as common equities and mortgage debt). Within this framework, we will evaluate specific criteria for each prospective investment in real estate related assets including:

•	the position of the overall portfolio to achieve an optimal mix of real property and real estate related assets;

•	diversification benefits relative to the rest of the securities assets within our portfolio;

•	fundamental securities analysis;

•	quality and sustainability of underlying property cash flows;

•	broad assessment of macro economic data and regional property level supply and demand dynamics;

•	potential for delivering high recurring income and attractive risk-adjusted total returns; and

•	additional factors considered important to meeting our investment objectives.

We are not specifically limited in the number or size of our investments in other real estate related assets, or on the percentage of the net proceeds from our offering that we may invest in a single real estate related asset or pool of real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. The specific number and mix of real estate related assets in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our real estate related assets and the amount of proceeds we raise in our offering. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Operating Strategies

Our primary operating strategy is to acquire suitable properties that meet our acquisition standards and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing augmented, where possible, by our advisor and its affiliates’ local asset and property management offices or third party property management companies;

•	controlling operating expenses through the centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

Disposition Strategies

We intend to hold each property or other real estate related asset we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for real estate related assets is expected to be shorter than the holding period for real property assets. An investment in a property or security may be sold before the end of the expected holding period if:

•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;

•	an opportunity arises to pursue a more attractive investment;

•	in the judgment of our advisor and management team, the value of the investment might decline;

•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;

•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or

•	in the judgment of our advisor and management team, the sale of the investment is in our best interests.

The determination of whether a particular property or other real estate related asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view towards maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The sales price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.

FINANCING POLICIES

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and other real estate related assets. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely effected if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2008, our aggregate borrowings were 47.9% of all of our properties’ and other real estate related assets’ combined fair market values.

Our board of directors reviews our secured and unsecured aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0%, unless any excess in such borrowing is approved by a majority of our directors and is disclosed in our next quarterly report along with the justification for such excess. For the purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 27, 2009 and December 31, 2008, our leverage did not exceed 300.0% of the value of our net assets.

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

Our advisor has used its best efforts to obtain financing on the most favorable terms available to us and we will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification of assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from borrowing money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

BOARD REVIEW OF OUR INVESTMENT POLICIES

Our board of directors has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) our borrowings have enabled us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

TAX STATUS

We have qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code for federal income tax purposes and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Services, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to stockholders.

DISTRIBUTION POLICY

In order to continue to qualify as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates approved by our board of directors.

COMPETITION

We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors for the acquisition of medical office buildings, healthcare related facilities and quality commercial office properties. During the acquisitions process, we compete with others who have a comparative advantage in terms of size, capitalization, depth of experience, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for real properties or other real estate related assets which may reduce the number of opportunities available that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.

We face competition in leasing available medical office buildings, healthcare related facilities and quality commercial office properties to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Conflicts of interest will exist to the extent that we are advised by our advisor and we acquire properties in the same geographic areas where other Grubb & Ellis programs own the same type of properties. In such a case, a conflict could arise in the leasing of our properties in the event that we and another program managed by Grubb & Ellis or its affiliates were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of our properties in the event that we and another program managed by Grubb & Ellis or its affiliates were to attempt to sell similar properties at the same time.

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

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited and we have only conducted investigations of a few of our properties to determine compliance. We may incur additional costs in connection with compliance with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.

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

SIGNIFICANT TENANTS

As of December 31, 2008, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue.

GEOGRAPHIC CONCENTRATION

As of December 31, 2008, we had interests in seven consolidated properties located in Texas, which accounted for 17.1% of our total rental income and interests in five consolidated properties located in Indiana, which accounted for 15.5% of our total rental income. As of December 31, 2008, Medical Portfolio 3, located in Indiana, accounted for 11.3% of our aggregate total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

EMPLOYEES

As of December 31, 2008, we had one employee, Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors. Mr. Peters manages our day-to-day operations and oversees our transition to self-management.

Since December 31, 2008, we have hired four additional employees, including a Chief Accounting Officer. In connection with our transition to self-management, we intend to hire additional employees and independent consultants to serve in key organizational positions and to fulfill other responsibilities, including accounting, strategic investing and corporate and securities compliance.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare related facilities, quality commercial office properties and other real estate related assets. Our investments in real estate and real estate related assets are geographically diversified and management evaluates operating performance on an individual portfolio level. However, as each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Item 1A.	Risk Factors.

Investment Risks

There is currently no public market for shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, our stockholders will likely sell them at a substantial discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders’ ability to sell their shares. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares that may be repurchased annually. Our board of directors may also limit, suspend, terminate or amend our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders may only be able to sell them at a substantial discount from the price our stockholders paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by up to 11.5% of the gross offering proceeds, which will be used to pay selling commissions, the marketing support fee, due diligence expense reimbursements and organizational and offering expenses. We will also be required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these up front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for our shares. Thus, stockholders should consider their purchase of shares of our common stock as illiquid and a long-term investment, and be prepared to hold their shares for an indefinite length of time.

As of March 26, 2009, we have acquired 43 geographically diverse properties and other real estate related assets and have identified a limited number of additional properties to acquire with the net proceeds we will receive from the future equity raise, and stockholders are therefore unable to evaluate the economic merits of most of our future investments prior to purchasing shares of our common stock.

As of March 26, 2009, we have acquired 43 geographically diverse properties and other real estate related assets with the net proceeds from our offering. As of March 26, 2009, we have only identified a limited number of additional potential properties to acquire with the net proceeds we will receive from our offering. Other than these 43 geographically diverse properties and other real estate related assets, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our future investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or other real estate related assets.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

Our stockholders must rely on management and our advisor to evaluate our investment opportunities, and management and our advisor may not be able to achieve our investment objectives or may make unwise decisions or our advisor may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real estate or other real estate related assets made using the proceeds of our offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

We face competition for the acquisition of medical office buildings and other healthcare related facilities, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare related facilities or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings and healthcare related facilities, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

Our stockholders may be unable to sell their shares because their ability to have their shares repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.

Even though our share repurchase plan may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year or in the event of death or disability, our stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days written notice. Repurchase of shares, when requested, will generally be made quarterly. Repurchases will be limited to: (1) those that could be funded from the net proceeds from the sale of shares of our common stock under the DRIP in the prior 12 months, and (2) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. In addition, our stockholders must present at least 25.0% of their shares of our common stock for repurchase, and until you have held your shares of our common stock for at least four years, repurchases will be made for less than they paid for their shares of our common stock. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan at any particular time or at all.

We are conducting a “best efforts” offering and if we are unable to continue to raise proceeds in this offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our offering is being made on a “best efforts” basis, whereby Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, and the broker-dealers participating in our offering are only required to use their best efforts to sell our shares of our common stock and have no firm commitment or obligation to purchase any of our shares of our common stock. As a result, if we are unable to continue to raise proceeds under our offering, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in our shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase.

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

Our advisor holds a subordinated participation interest in our operating partnership, pursuant to which it may be entitled to receive a distribution upon the occurrence of certain events, including in connection with dispositions of our assets, the termination or non-renewal of the Advisory Agreement other than for cause, certain mergers of our company with another company or the listing of our common stock on a national securities exchange. The distribution payable to our advisor will equal or approximate 15.0% of the net proceeds from the sales of our properties only after we have made distributions to our stockholders of the total amount raised from our stockholders (less amounts paid to repurchase shares of our common stock through our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital. Any distributions to our advisor by our operating partnership upon dispositions of our assets and such other events will reduce cash available for distribution to our stockholders.

We presently intend to effect a liquidity event by September 20, 2013; however, there can be no assurance that we will effect a liquidity event by such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to sell their shares of our common stock through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or exchange securities of a publicly traded company; and (3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event by September 20, 2013. However, we cannot assure our stockholders that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share repurchase plan.

Because a portion of the offering price from the sale of shares of our common stock will be used to pay expenses and fees, the full offering price paid by our stockholders will not be invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either: (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after we list shares of our common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

Our property investments are geographically concentrated in certain states and subject to economic fluctuations in those states.

For the year ended December 31, 2008, we had interests in seven consolidated properties located in Texas, which accounted for 17.1% of our total rental income and interests in five consolidated properties located in Indiana, which accounted for 15.5% of our total rental income. As of December 31, 2008, Medical Portfolio 3, located in Indiana, accounted for 11.3% of our aggregate total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Risks Related to Our Business

We have limited operating history and we cannot assure you that we will be able to successfully achieve our investment objectives; and the prior performance of other Grubb & Ellis Group programs may not be an accurate predictor of our future results.

We have limited operating history and we may not be able to achieve our investment objectives. We were formed in April 2006, commenced our offering on September 20, 2006, and as of December 31, 2008, we have 41 geographically diverse properties and one other real estate related assets. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, past performance of other Grubb & Ellis Group programs should not be relied upon to predict our future results.

Current dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, properties and other real estate related assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

Finally, the pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders and reduce their return on their investment.

As of March 26, 2009, we have acquired 43 geographically diverse properties and other real estate related assets and have identified a limited number of additional properties to acquire. There may be a substantial period of time before the proceeds of our offering are invested in suitable investments, particularly as a result of current economic environment and capital constraints. Because we are conducting our offering on a best efforts basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find additional suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

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

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to make monthly distributions to our stockholders. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. As a result, our distribution rate and payment frequency may vary from time to time. During the early stages of our operations, we may not have sufficient cash available from operations to pay distributions. Therefore, we may need to use proceeds from this offering or borrowed funds to make cash distributions in order to maintain our status as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital.

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

For the year ended December 31, 2008, we paid distributions of $28,042,000 ($14,943,000 in cash and $13,099,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $20,677,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our offering. As of December 31, 2008, we had an amount payable of $1,043,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flows from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2008, our funds from operations, or FFO, was $8,745,000. We paid distributions of $28,042,000, of which $8,745,000 was paid from FFO and the remainder from proceeds from our offering. For more information about FFO, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of our offering will be used to buy a diversified portfolio of real estate and other real estate related assets and to pay various fees and expenses. In addition, to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90.0% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or to make distributions to our stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Until the termination or expiration of our Advisory Agreement, our success is dependent in part on the performance of our advisor, which is a subsidiary of our sponsor.

Until the termination or expiration of our Advisory Agreement our ability to achieve our investment objectives and to pay distributions is dependent in part on the performance of our advisor, which is a subsidiary of our sponsor, in identifying and advising on the acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our offering prospectus or other periodic filings made with the SEC. We rely in part on the management ability of our advisor, subject to the oversight of our Chief Executive Officer and our board of directors. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations or the operations of our sponsor unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

In March 2009, Grubb & Ellis reported that due to the disruptions in the credit markets, the severe and extended general economic recession, and the significant decline in the commercial real estate market in 2008, it anticipates that it will report a significant decline in operating earnings and net income for the fourth quarter of 2008 as compared to the fourth quarter of 2007 and for the year ended December 31, 2008 as compared to the year ended December 31, 2007. In addition, Grubb & Ellis anticipates that it will recognize significant impairment charges to goodwill, impairments on the value of real estate assets held as investments, and additional charges related to its activities as a sponsor of investment programs in the quarter ended December 31, 2008. Grubb & Ellis has also reported that it is restating certain of its previously issued financial statements. To the extent that any of the foregoing or any other matters related to our sponsor impact the performance of our advisor, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

After the termination or expiration of our Advisory Agreement and upon the completion of our transition to a self-management program, we will not be able to rely on our advisor to manage our operations, which could adversely impact our ability to achieve our investment objectives and pay distributions to our stockholders.

We are currently transitioning to a self-management program, which means that when our Advisory Agreement expires on September 20, 2009 or is terminated, we do not intend to renew such agreement with our advisor or engage a successor advisor; provided the parties may mutually agree to specified service arrangements. As we continue to implement our self-management program, our advisor will have a more limited role in managing our business and operations. After the termination or expiration of the Advisory Agreement, we will not be able to rely on our advisor to provide services to us, including asset management services, property management services and investor relations services. In addition, the Advisory Agreement provides that after termination or expiration, upon the request of our advisor, we cannot use the name “Grubb & Ellis.” Upon the completion of our transition to self-management, we intend to change our name to “Healthcare Trust of America, Inc.” We will rely on our board of directors, Mr. Peters and our management team, as well as third party service providers, to identify and acquire future investments for us, determine any financing arrangements, manage our investments and operate our day-to-day activities. If we are not successful in hiring additional employees, engaging independent consultants or finding third parties to manage our operations, our ability to achieve our investment objectives and pay distributions to our stockholders could suffer.

As we transition to self-management, our success is increasingly dependent on the performance of our board of directors and our Chairman of the Board, Chief Executive Officer and President.

As we transition to self-management, our ability to achieve our investment objectives and to pay distributions is increasingly dependent upon the performance of our board of directors, Scott D. Peters, our Chairman of the Board, Chief Executive Officer and President, and our employees, in the identification and acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our Chief Executive Officer and the governance of our board of directors. We do not have any key man life insurance on Mr. Peters. We have entered into an employment agreement for a term beginning November 1, 2008 to November 1, 2010 with Mr. Peters, but the employment agreement contains various termination rights. If we were to lose the benefit of his experience, efforts and abilities, our operating results could suffer. In addition, if any member of our board of directors were to resign, we would lose the benefit of such director’s governance and experience. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

We are transitioning to be a self-managed company and we may not be successful in hiring additional employees and/or third party service providers, which could impact our ability to achieve our investment objectives.

We currently have a full-time Chief Executive Officer and President, Scott D. Peters, and a Chief Accounting Officer, Kellie S. Pruitt, and other personnel. We intend to engage additional employees and independent consultants. We may also outsource certain services, including property management, to third parties. As we continue to implement our self-management program, we will rely less on our advisor and will increasingly rely on our board of directors, Mr. Peters and our other employees and consultants to manage our investments and operate our day-to-day activities. If we are unsuccessful in hiring additional employees or engaging consultants and other third parties to provide services to us, or if our employees and consultants and the additional employees that we hire or consultants and third parties we engage do not perform at the level we expect, our ability to achieve our investment objectives and pay distributions to our stockholders could suffer.

Our success may be hampered by the current slow down in the real estate industry.

Our business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our industry, which we anticipate will continue through 2009. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that we have already experienced, and would continue to put downward pressure on our revenues and operating results. To the extent that any decline in our revenues and operating results impacts our performance, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.

Our results of operations are subject to the risks of an international or national economic slow down or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•	one or more lenders under our lines of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

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

Through 2009, the Federal Deposit Insurance Corporation, or FDIC, will only insure amounts up to $250,000 per depositor per insured bank and after 2009, the FDIC will only insure up to $100,000 per depositor per bank; the FDIC will insure amounts held in certain transaction-based, non-interest bearing accounts. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally-insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose any amount of our deposits over any federally-insured amounts. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of relationships among us, our officers, our advisor and its affiliates, including the material conflicts discussed below. The Conflicts of Interest section of our offering prospectus provides a more detailed discussion of these conflicts of interest.

We will compete with our sponsor’s other programs for investment opportunities. As a result, our advisor may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.

Our sponsor, Grubb & Ellis, or its affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of the other Grubb & Ellis Group programs managed or advised by affiliates of our advisor. Officers and employees of our advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another Grubb & Ellis Group program. We cannot be sure that officers and employees acting for or on behalf of our advisor and on behalf of managers of other Grubb & Ellis Group programs will act in our best interests when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor and other entities or programs managed by its affiliates, our advisor may not cause us to invest in favorable investment opportunities that our advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

Our sponsor has recently sponsored a REIT focused on acquiring medical office buildings and other healthcare related facilities; such REIT’s offering could negatively impact our current offering as well as any future offerings we may conduct; we share the same dealer manager and several of the same officers with such REIT, which may create conflicts of interest; in addition, we may compete with such REIT with respect to acquiring additional properties.

Our sponsor, Grubb & Ellis, is also the sponsor of Grubb & Ellis Healthcare REIT II, Inc., or REIT II. REIT II intends to acquire medical office buildings and other healthcare related facilities, as well as other real estate related investments using the proceeds from its proposed initial public offering.

REIT II’s offering could negatively impact our current offering as well as any future equity offerings we may conduct if investors decide to purchase shares of the common stock of REIT II rather than our shares of common stock. In addition, the dealer manager for our offering will also serve as the dealer manager for the offering of REIT II, which may adversely affect the services provided by our dealer manager to our company. It may also create conflicts of interest with respect to our dealer manager’s relationships with broker-dealers participating in our current offering. After the termination or expiration of our Dealer Manager Agreement, we will not be able to rely on our current dealer manager to provide services to us, including management of any future equity offerings we may conduct. Any future dealer manager we may engage may be unable to secure relationships with key participating broker-dealers, including broker-dealers participating in our current offering, thus negatively impacting our ability to raise additional capital. Further, any future dealer manager we engage will compete with the dealer manager for REIT II for participating broker-dealer relationships.

Some of our officers and some of the officers of our advisor are also officers of REIT II or the advisor for REIT II. Danny Prosky, our Executive Vice President — Acquisitions, is serving as the President and Chief Operating Officer of REIT II and as the President and Chief Operating Officer of the advisor to REIT II. Andrea R. Biller, our Executive Vice President and Secretary, is serving as the Executive Vice President and Secretary of REIT II and as the Executive Vice President of the advisor to REIT II. Jeffrey T. Hanson, the President of our advisor, is serving as the Chief Executive Officer and Chairman of the Board of REIT II and as the Chief Executive Officer of the advisor of REIT II. These individuals have legal and fiduciary obligations to REIT II which are similar to and may conflict with those they owe to us and our stockholders. In addition, these individuals may have conflicts of interest in allocating their time and resources between our business and the business of REIT II. Also, our advisor and the advisor of REIT II are affiliated entities and share many key personnel and employees. If such individuals, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investments.

Finally, over time, REIT II may compete with us with respect to acquiring the real properties and other real estate related assets we intend to acquire. As a result, the price we pay for such properties and assets may increase.

The conflicts of interest faced by our officers may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operations and the value of their investment.

Some of our officers are also officers or employees of our advisor, Grubb & Ellis Realty Investors, which manages our advisor, our sponsor and other affiliated entities which will receive fees in connection with our offering and operations. Andrea R. Biller is our Executive Vice President and Secretary and also serves as the Executive Vice President of our advisor, the General Counsel and Executive Vice President of Grubb & Ellis Realty Investors, the General Counsel, Executive Vice President and Secretary of our sponsor and the General Counsel, Executive Vice President, Secretary and a Director of NNN Realty Advisors and the Secretary of Grubb & Ellis Securities. Ms. Biller owns less than 1.0% of our sponsor’s outstanding common stock and owns a de minimis interest in several of our sponsor’s other programs. Danny Prosky is our Executive Vice President — Acquisitions and also serves as the Executive Vice President — Healthcare Real Estate of Grubb & Ellis Realty Investors. Mr. Prosky owns a de minimis equity interest in our sponsor, no equity interest in other programs of our sponsor, and 3,000 shares of our common stock. In addition, each of Ms. Biller and Mr. Prosky holds options to purchase a de minimis amount of our sponsor’s outstanding common stock. As of December 31, 2008, Ms. Biller own 18.0% membership interests in Grubb & Ellis Healthcare Management, LLC, which owns 25.0% of the membership interest of our advisor.

Some of the other programs of our sponsor in which our officers have invested and to which they provide services, have investment objectives similar to our investment objectives. These individuals have legal and fiduciary obligations to these entities which are similar to those they owe to us and our stockholders. As a result, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investments.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

In the event that we enter into a joint venture with any other program sponsored or advised by our sponsor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other programs sponsored by Grubb & Ellis may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Grubb & Ellis programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.

Our advisor will face conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor is entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in our best interest and in the best interest of our stockholders. The fees our advisor is entitled to include acquisition fees, asset management fees, property management fees and disposition fees. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares of our common stock, the termination of the Advisory Agreement, other than for cause, and if our advisor elects to defer payment upon termination, certain other transactions. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor or its affiliates receives an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions.

The distribution payable to our advisor may influence our decisions about listing our shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.

Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return to our stockholders which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders. The subordinated participation interest may require our operating partnership to make a distribution to our advisor upon the listing of our shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares of our common stock that are traded on a national securities exchange, if our advisor meets the performance thresholds for stockholder returns included in our operating partnership’s limited partnership agreement even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing our shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in the best interest of our stockholders. In addition, the requirement to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make in order to satisfy our obligation to the advisor.

We have and may continue to acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.

We have and may continue to acquire assets from affiliates of our advisor. Further, we may also dispose of assets to affiliates of our advisor. Affiliates of our advisor may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on our advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

Except for the current modification to our Advisory Agreement, the fees we pay our advisor under the Advisory Agreement and the distributions payable to our advisor under our operating partnership agreement were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with an unrelated party.

Our independent directors relied on information and recommendations provided by our advisor to determine the fees and distributions payable to our advisor and its affiliates under the Advisory Agreement and pursuant to the subordinated participation interest in our operating partnership. As a result, except for the modifications made to the Advisory Agreement and operating partnership agreement on November 14, 2008, these fees and distributions cannot be viewed as having been determined on an arm’s-length basis and we cannot assure our stockholders that an unaffiliated party would not be willing and able to provide to us the same services at a lower price.

Risks Associated with Our Organizational Structure

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our offering.

Our stockholders do not have preemptive rights to any shares of our common stock issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholder shares of our common stock. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of large block of our securities; or

•	removal of incumbent management.

Our stockholders’ ability to control our operations is severely limited.

Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, stockholders will have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock, increase or decrease the number of our shares of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of directors.

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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and some of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold them harmless for loss or liability suffered by us unless they have determined that: (1) the course of conduct that caused the loss or liability was in our best interests, (2) they were acting on our behalf or performing services for us, (3) the loss or liability was not the result of negligence or misconduct by our non-independent directors, our advisor or its affiliates or gross negligence or willful misconduct by our independent directors and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

Certain provisions of Maryland law could restrict a change in control even if a change in control were in our stockholders’ interests.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10.0% or more of the voting power of our outstanding voting stock, which we refer to as an interested stockholder;

•	an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, owns 10.0% or more of the voting power of our then outstanding stock, which we also refer to as interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of our voting stock and two-thirds of the votes entitled to be cast by holders of shares of our voting stock other than shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

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

Specifically, so that we will not be subject to regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after our offering ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year of the termination of our offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to stockholders and possibly lower their returns.

In order to avoid coming within the application of the Investment Company Act, either as a company engaged primarily in investing in interests in real estate or under another exemption from the Investment Company Act, we may be required to limit our investment activities. In particular, we may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. In particular, we will monitor our investments in other real estate related assets to ensure continued compliance with one or more exemptions from investment company status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, we may be required to limit the percentage of our assets represented by other real estate related assets.

If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of our advisor, its affiliates and management thereby decreasing the time spent actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

To the extent we issue additional equity interests after you purchase shares of our common stock in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, you may also experience dilution in the book value and fair market value of your shares.

You may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

If we sell one of our properties during liquidation, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, you may experience a delay in the distribution of the proceeds of a sale until such time.

Dilution and our Operating Partnership

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

The value of our common stock could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances under our distribution reinvestment plan and up to 200,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities under our 2006 Incentive Plan;

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock; or

•	issuance of shares of our common stock to our advisor in connection with its subordinated interest in our operating partnership.

To the extent we issue additional equity interests after investors purchase shares of our common stock in our offering, such investors’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, investors may also experience dilution in the book value and fair market value of their shares.

Our stockholders’ interests may be diluted in various ways, which may reduce their returns.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to: (1) persons from whom we purchase properties, as part or all of the purchase price of the property, or (2) our advisor in lieu of cash payments required under the Advisory Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity issued in consideration of properties or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares of our common stock will be deemed their value.

Risks Related to Investments in Real Estate

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.

We are subject to risks generally incident to the ownership of real property, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations and, our ability to pay distributions to our stockholders or reduce the value of their investment.

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

If we acquired real estate at a time when the real estate market was experiencing substantial influxes of capital investment and competition for income producing properties, the real estate investments we have made may not appreciate or may decrease in value.

Until recently, the real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for income producing real estate, may have resulted in inflated purchase prices for such assets. To the extent we purchased or in the future purchase real estate in such an environment, we are subject to the risk that the real estate market may cease to attract the same level of capital investment in the future, or if the number of companies seeking to acquire such assets decreases, the value of our investment may not appreciate or may decrease significantly below the amount we paid for such investment.

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

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may incur additional costs in acquiring or re-leasing properties which could adversely affect the cash available for distribution to our stockholders.

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

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We may not be able either to obtain certain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit our ability to finance or refinance debt secured by our properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

Increases in our insurance rates could adversely affect our cash flow and our ability to make future cash distributions to our stockholders.

We cannot assure our stockholders that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make cash distributions to our stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

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

We intend to hold our various real estate investments until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our advisor, subject to the oversight and approval of our Chief Executive Officer and our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

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

Our real estate investments may be concentrated in medical office or other healthcare related facilities, making us more vulnerable economically than if our investments were diversified.

As a REIT, we invest primarily in real estate. Within the real estate industry, we have primarily acquired medical office buildings and healthcare related facilities and intend to continue to acquire or selectively develop these types of properties in the future. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare related facilities.

A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in medical office buildings and healthcare related facilities.

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

Our medical office buildings, healthcare related facilities and tenants may be unable to compete successfully.

Our medical office buildings and healthcare related facilities often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.

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

Any reduction in rental revenues resulting from the inability of our medical office buildings and healthcare related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

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

Risks Related to the Healthcare Industry

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

Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

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

Some tenants of our medical office buildings and healthcare related facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

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

These factors may adversely affect the economic performance of some or all of our healthcare related tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Our healthcare related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, our healthcare related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of our senior healthcare facilities.

Operators of our senior healthcare facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators’ revenues are primarily derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators are subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators’ revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our senior healthcare facility operators were unable to meet their financial obligations to us.

Our operators’ performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior healthcare facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the senior healthcare sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our senior healthcare operations.

The unique nature of our senior healthcare properties may make it difficult to lease or transfer such properties and, as a result, may negatively affect our performance.

Senior healthcare facilities present unique challenges with respect to leasing and transferring the same. Skilled nursing, assisted living and independent living facilities are typically highly customized and may not be easily modified to accommodate non-healthcare related uses. As a result, these property types may not be suitable for lease to traditional office tenants or other healthcare tenants with unique needs without significant expenditures or renovations. These renovation costs may materially adversely affect our revenues, results of operations and financial condition. Furthermore, because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of property, there may be significant delays in transferring operations of senior healthcare facilities to successor operators. If we are unable to efficiently transfer our senior healthcare properties our revenues and operations may suffer.

Risks Related to Investments in Other Real Estate Related Assets

We do not have substantial experience in acquiring mortgage loans or investing in other real estate related assets, which may result in our other real estate related assets failing to produce returns or incurring losses.

None of our officers or the management personnel of our advisor have any substantial experience in acquiring mortgage loans or investing in other real estate related assets in which we may invest. We may make such investments to the extent that our advisor, in consultation with our board of directors, determines that it is advantageous for us to do so. Our and our advisor’s lack of expertise in making investments in other real estate related assets may result in our real estate related assets failing to produce returns or incurring losses, either of which would reduce our ability to make distributions to our stockholders.

Real estate related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related assets, including risks relating to rising interest rates.

The mortgage loans in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make additional investments in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “Risks Related to Investments in Real Estate Related Assets”. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our investments in other real estate assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

We expect a portion of our investments in other real estate related assets to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

We may purchase other real estate related assets in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our investments in other real estate related assets to be reduced.

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

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our other real estate related assets.

If we liquidate prior to the maturity of our investments in other real estate assets, we may be forced to sell those investments on unfavorable terms or at a loss.

Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our other real estate related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.

Risks Related to Debt Financing

We have and intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

We have and intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. We anticipate that, after an initial phase of our operations when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of our properties’ and other real estate related assets’ combined fair market value of our assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets, without the approval of a majority of our independent directors. In addition, any excess borrowing must be disclosed to stockholders in our next quarterly report following the borrowing, along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-case reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of (a) the aggregate cost of our real property investments before non-cash reserves and depreciation and (b) the aggregate cost of our investments in other real estate related assets. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

In connection with our transition to self-management, we may be required to provide notice or obtain the consent of certain of our lenders, and our failure to obtain any required consents could result in a default under our loan documents.

We may be required to provide notice to, and/or obtain consent from, certain of our lenders in connection with our transition to self-management. To the extent that we are required to obtain the consent of a lender and such lender does not provide consent, then in the event that we are otherwise unable to amend, refinance or pay off the applicable loan, we may be in default under the loan documents. Such default would afford the applicable lender the right to exercise the remedies available to it under the loan documents, including the right to accelerate the repayment of the loan. To the extent that any of our loan repayments are accelerated, we may have difficulty, particularly given the current status of the credit markets, obtaining replacement financing, or alternatively, the replacement financing we may obtain may not be on terms as advantageous as the terms of our current financing arrangements. In addition, any acceleration of any of our debt without replacement financing may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and could have a significant, negative impact on our stockholders’ investments.

Hedging activity may expose us to risks.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to stockholders.

We have and may continue to finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we have entered and may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate, we have entered and may continue to enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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

We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2007 and we intend to continue to be taxed as a REIT. To qualify as a REIT, we must meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable federal income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100.0% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax exempt stockholder with respect to our common stock would constitute unrelated business taxable income if the stockholder incurs debt in order to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Employee Benefit Plan, IRA and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans, individual retirement accounts, or IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having employee benefit plans and IRAs as stockholders, which risks are discussed below.

If our stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, or ERISA, or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to criminal and civil penalties.

There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. Stockholders investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, should consider:

•	whether its investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether its investment is made in accordance with the documents and instruments governing its Benefit Plan or IRA, including its Benefit Plan investment policy;

•	whether its investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether its investment will impair the liquidity of the Benefit Plan or IRA;

•	whether its investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether its investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Code, to the plan or IRA; and

•	its need to value the assets of the plan annually in accordance with ERISA and the Code.

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

Governmental plans, church plans, and foreign plans generally are not subject to ERISA or the prohibited transaction rules of the Code, but may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should consider whether the investment is in accordance with applicable law and governing plan documents.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2008, we have not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We did not have an address separate from our advisor, Grubb & Ellis Realty Investors, or our sponsor, Grubb & Ellis. Since we pay our advisor fees for its services, we do not pay rent for the use of its space. In connection with our self-management program, on February 4, 2009, we entered into a lease for our new principal executive offices located at The Promenade, 16427 North Scottsdale Road, Suite 440, Scottsdale, AZ 85254. We anticipate that upon or prior to the completion of our transition to self-management, this office will serve as our principal executive office.

As of December 31, 2008, we owned 41 geographically diverse properties, 33 of which are medical office properties, five of which are healthcare related facilities and three of which are quality commercial office properties, comprising 5,156,000 square feet of GLA, for an aggregate purchase price of $951,416,000, in 17 states.

The following table presents certain additional information about our properties as of December 31, 2008:

								% Total of		Annual Rent
		GLA	% of	Ownership	Date	Purchase	Annual	Annual	Physical	Per Leased
Property	Property Location	(Sq Ft)	GLA	Percentage	Acquired	Price	Rent(1)	Rent	Occupancy	Sq Ft(2)

Southpointe Office Parke and Epler Parke I	Indianapolis, IN	97,000	1.9%	100%	01/22/07	$14,800,000	$1,176,000	1.4%	90.4%	$12.12
Crawfordsville Medical Office Park and Athens Surgery Center	Crawfordsville, IN	29,000	0.6	100%	01/22/07	6,900,000	593,000	0.7	100	20.12
The Gallery Professional Building	St. Paul, MN	106,000	2.1	100%	03/09/07	8,800,000	1,164,000	1.3	67.8	11.00
Lenox Office Park, Building G	Memphis, TN	98,000	1.9	100%	03/23/07	18,500,000	2,176,000	2.5	100	22.24
Commons V Medical Office Building	Naples, FL	55,000	1.1	100%	04/24/07	14,100,000	1,143,000	1.3	100	20.73
Yorktown Medical Center and Shakerag Medical Center	Fayetteville and Peachtree City, GA	115,000	2.2	100%	05/02/07	21,500,000	2,385,000	2.7	83.8	20.74
Thunderbird Medical Plaza	Glendale, AZ	110,000	2.1	100%	05/15/07	25,000,000	1,777,000	2.0	69.1	16.17
Triumph Hospital Northwest and Triumph Hospital Southwest	Houston and Sugar Land, TX	151,000	2.9	100%	06/08/07	36,500,000	2,990,000	3.4	100	19.84
Gwinnett Professional Center	Lawrenceville, GA	60,000	1.2	100%	07/27/07	9,300,000	928,000	1.1	67.5	15.46
1 & 4 Market Exchange	Columbus, OH	116,000	2.2	100%	08/15/07	21,900,000	1,499,000	1.7	92.6	12.95
Kokomo Medical Office Park	Kokomo, IN	87,000	1.7	100%	08/30/07	13,350,000	1,349,000	1.6	98.2	15.48
St. Mary Physicians Center	Long Beach, CA	67,000	1.3	100%	09/05/07	13,800,000	1,359,000	1.6	78.6	20.37
2750 Monroe Boulevard	Valley Forge, PA	109,000	2.1	100%	09/10/07	26,700,000	2,699,000	3.1	100	24.70
East Florida Senior Care Portfolio	Jacksonville, Winter Park and Sunrise, FL	355,000	6.9	100%	09/28/07	52,000,000	4,197,000	4.8	100	11.84
Northmeadow Medical Center	Roswell, GA	51,000	1.0	100%	11/15/07	11,850,000	1,239,000	1.4	98.6	24.30
Tucson Medical Office Portfolio	Tucson, AZ	111,000	2.2	100%	11/20/07	21,050,000	1,641,000	1.9	67.0	14.75

								% Total of		Annual Rent
		GLA	% of	Ownership	Date	Purchase	Annual	Annual	Physical	Per Leased
Property	Property Location	(Sq Ft)	GLA	Percentage	Acquired	Price	Rent(1)	Rent	Occupancy	Sq Ft(2)

Lima Medical Office Portfolio	Lima, OH	195,000	3.8	100%	12/07/07	25,250,000	2,042,000	2.3	79.7	10.48
Highlands Ranch Medical Plaza	Highlands Ranch, CO	79,000	1.5	100%	12/19/07	14,500,000	1,607,000	1.8	85.8	20.41
Chesterfield Rehabilitation Center	Chesterfield, MO	112,000	2.2	80.0%	12/19/07	36,440,000	3,022,000	3.5	100	26.98
Park Place Office Park	Dayton, OH	133,000	2.6	100%	12/20/07	16,200,000	2,084,000	2.4	93.0	15.71
Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	163,000	3.2	100%	02/01/08	36,950,000	3,334,000	3.8	96.6	20.47
Fort Road Medical Building	St. Paul, MN	50,000	1.0	100%	03/06/08	8,650,000	647,000	0.7	92.2	12.89
Liberty Falls Medical Plaza	Liberty Township, OH	44,000	0.9	100%	03/19/08	8,150,000	594,000	0.7	91.5	13.60
Epler Parke Building B	Indianapolis, IN	34,000	0.7	100%	03/24/08	5,850,000	513,000	0.6	95.2	15.09
Cypress Station Medical Office Building	Houston, TX	52,000	1.0	100%	03/25/08	11,200,000	936,000	1.1	100	17.99
Vista Professional Center	Lakeland, Fl	32,000	0.6	100%	03/27/08	5,250,000	362,000	0.4	89.3	11.30
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	226,000	4.4	100%	Various	39,600,000	3,394,000	3.9	100	14.99
Amarillo Hospital	Amarillo, TX	65,000	1.3	100%	05/15/08	20,000,000	1,666,000	1.9	100	25.73
5995 Plaza Drive	Cypress, CA	104,000	2.0	100%	05/29/08	25,700,000	1,941,000	2.2	100	18.60
Nutfield Professional Center	Derry, NH	70,000	1.4	100%	06/03/08	14,200,000	1,140,000	1.3	100	16.29
SouthCrest Medical Plaza	Stockbridge, GA	81,000	1.6	100%	06/24/08	21,176,000	1,447,000	1.7	79.1	17.94
Medical Portfolio 3	Indianapolis, IN	689,000	13.4	100%	06/26/08	90,100,000	9,810,000	11.3	87.6	14.23
Academy Medical Center	Tucson, AZ	41,000	0.8	100%	06/26/08	8,100,000	808,000	0.9	94.3	19.71
Decatur Medical Plaza	Decatur, GA	43,000	0.8	100%	06/27/08	12,000,000	1,046,000	1.2	99.5	24.36
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	173,000	3.4	100%	Various	44,800,000	3,736,000	4.3	97.7	21.64
Renaissance Medical Centre	Bountiful, UT	112,000	2.2	100%	06/30/08	30,200,000	2,188,000	2.5	88.5	19.51
Oklahoma City Medical Portfolio	Oklahoma City, OK	186,000	3.6	100%	09/16/08	29,250,000	3,374,000	3.9	92.8	18.11
Medical Portfolio 4	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	227,000	4.4	100%	Various	48,000,000	4,245,000	4.9	84.4	18.73
Mountain Empire Portfolio	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	277,000	5.4	100%	09/12/08	25,500,000	3,855,000	4.4	95.5	13.94
Mountain Plains Portfolio	San Antonio and Webster, TX	170,000	3.3	100%	12/18/08	43,000,000	3,780,000	4.3	99.5	22.28
Marietta Health Park	Marietta, GA	81,000	1.6	100%	12/22/08	15,300,000	1,071,000	1.2	88.4	13.21

Total/Weighted Average		5,156,000	100%			$951,416,000	$86,957,000	100%	91.3%	$16.87

(1)	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2008.

(2)	Average annual rent per occupied square foot as of December 31, 2008.

We own fee simple interests in all of our properties except: (1) Lenox Office Park, Building G, (2) Lima Medical Office Portfolio, (3) Medical Portfolio 1, (4) Medical Portfolio 4, (5) Mountain Empire Portfolio, (6) Oklahoma City Medical Portfolio, (7) Senior Care Portfolio 1 and (8) Tucson Medical Office Portfolio. Lenox Office Park, Building G is comprised of both Lenox Office Park, Building G, in which we hold a leasehold interest, and two vacant parcels of land, in which we own a fee simple interest. Lima Medical Office Portfolio consists of six medical office buildings, four of which we hold ground lease interests in certain condominiums within each building, and two of which we own a fee simple interest. Medical Portfolio 1 is comprised of five properties, one in which we hold a ground lease interest, and the other four in which we own fee simple interests. Medical Portfolio 4 is comprised of five properties, one in which we hold a ground lease interest, and the other four in which we own fee simple interests. Mountain Empire Portfolio is comprised of 10 properties, seven in which we hold a ground lease interest, and the other three in which we own fee simple interests. Oklahoma City Medical Portfolio is comprised of two properties, both in which we hold ground lease interests. Senior Care Portfolio 1 consists of six properties, one of which we hold a partial ground lease interest and a partial fee simple interest, and five of which we own a fee simple interest. Tucson

Medical Office Portfolio is comprised of two properties, one in which we hold a leasehold interest, and the other in which we own a fee simple interest.

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

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annual base rent, and percentage of annual rent as of December 31, 2008.

			% of Leased		% of Total
			Area	Annual	Annual Rent
	Number of	Total Sq. Ft.	Represented	Rent Under	Represented by
	Leases	of Expiring	by Expiring	Expiring	Expiring Leases
Year Ending December 31,	Expiring	Leases	Leases	Leases	(1)

2009	127	285,000	6.3%	$5,724,000	6.1%
2010	115	468,000	10.4	9,204,000	9.8
2011	114	498,000	11.1	9,835,000	10.4
2012	117	426,000	9.5	8,380,000	8.9
2013	103	612,000	13.6	12,928,000	13.7
2014	40	516,000	11.5	7,976,000	8.4
2015	31	188,000	4.2	4,630,000	4.9
2016	38	347,000	7.7	7,531,000	8.0
2017	40	323,000	7.2	6,829,000	7.2
2018	46	364,000	8.1	7,384,000	7.8
2019	16	97,000	2.1	2,920,000	3.1
Thereafter	35	375,000	8.3	11,094,000	11.7

Total	822	4,499,000	100%	$94,435,000	100%

(1)	The annual rent percentage is based on the total annual contractual base rent as of December 31, 2008.

Geographic Diversification/Concentration Table

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2008.

	Number of	GLA		2008 Annual	% of 2008
State	Properties(1)	(Square Feet)	% of GLA	Base Rent(2)	Annual Base Rent

Arizona	4	343,000	6.7%	$6,010,000	6.9%
California	3	242,000	4.7	4,041,000	4.6
Colorado	1	79,000	1.5	1,607,000	1.8
Florida	4	542,000	10.5	7,626,000	8.8
Georgia	6	431,000	8.4	8,115,000	9.3
Indiana	5	937,000	18.2	13,441,000	15.5
Kansas	1	63,000	1.2	1,410,000	1.6
Minnesota	2	156,000	3.0	1,811,000	2.1
Missouri	2	249,000	4.8	5,917,000	6.8
New Hampshire	1	70,000	1.4	1,140,000	1.3
Ohio	5	518,000	10.0	6,684,000	7.7
Oklahoma	1	186,000	3.6	3,374,000	3.9
Pennsylvania	1	109,000	2.1	2,699,000	3.1
Tennessee	2	308,000	6.0	5,443,000	6.3
Texas	7	745,000	14.4	14,862,000	17.1
Utah	1	112,000	2.2	2,188,000	2.5
Virginia	1	66,000	1.3	589,000	0.7

Total		5,156,000	100%	$86,957,000	100%

(1)	Medical Portfolio 1 includes properties located in Florida and Kansas, Medical Portfolio 2 includes properties located in Missouri and Texas, Medical Portfolio 4 includes properties located in Arizona, Ohio and Texas, Mountain Empire includes properties located in Tennessee and Virginia and Senior Care Portfolio 1 includes properties located in Texas and California. As a result, each portfolio is included in the property totals for each of the states in which the properties are located.

(2)	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2008.

Indebtedness

See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to the Consolidated Financial Statements, Note 8, Derivative Financial Instruments, to the Consolidated Financial Statements, and Note 9, Line of Credit, to the Consolidated Financial Statements for a further discussion of our indebtedness.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor’s estimated value of the shares is $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the later of the completion of this or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.

Stockholders

As of March 13, 2009, we had 23,999 stockholders of record.

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

Our board of directors approved a 6.50% per annum, or $0.65 per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. Thereafter, distributions were paid on or about the 15th day of each month in respect of the distributions declared for the prior month. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution. Distributions are paid to our stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the year ended December 31, 2008, we paid distributions of $28,042,000 ($14,943,000 in cash and $13,099,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP), as compared to cash flows from operations of $20,677,000. From inception through December 31, 2008, we paid cumulative distributions of $34,038,000 ($18,266,000 in cash and $15,772,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $27,682,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our offering.

As of December 31, 2008, we had an amount payable of $1,043,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the years ended December 31, 2008 and 2007, our FFO was $8,745,000 and $2,124,000, respectively. FFO was reduced by noncash losses caused by the reduced fair market value of interest rate swaps of $12,821,000 and $1,377,000 for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, we paid distributions of $28,042,000 and $5,996,000, respectively. Such amounts were covered by FFO of $8,745,000 in 2008 and $2,124,000 in 2007, which is net of the noncash losses described below. The distributions paid in excess of our FFO were paid using proceeds from our offering. Excluding such noncash losses, FFO would have been $21,566,000 and $3,501,000, respectively. From inception through December 31, 2008, our FFO was $10,627,000, which was reduced by noncash losses caused by the reduced fair market value of interest rate swaps of $14,198,000, as described below. From inception through December 31, 2008, we paid cumulative distributions of $34,038,000. Of this amount, $10,627,000, was covered by our FFO which is net of the noncash losses described below. The distributions paid in excess of our FFO were paid using proceeds from our offering. Excluding such noncash losses, FFO would have been $24,825,000.

In order to manage interest rate risk, we enter into interest rate swaps to fix interest rates, which are derivative financial instruments. These interest rate swaps are required to be recorded at fair market value, even if we have no intention of terminating these instruments prior to their respective maturity dates. Our FFO reflects cumulative noncash losses on derivative financial instruments related to our interest rate swaps from inception through December 31, 2008 in the amount of $14,198,000 resulting from fluctuations in variable interest rates. This change in fair value is an adjustment to reconcile net loss to net cash provided by operating activities. This is shown in our accompanying consolidated statements of cash flows as a noncash adjustment. See Note 8, Derivative Financial Instruments, to the Consolidated Financial Statements, for a further discussion of our derivative financial instruments. All interest rate swaps are marked-to-market with changes in value included in net income (loss) each period until the instrument matures. We have no intentions of terminating these instruments prior to their respective maturity dates. The value of our interest rate swaps will fluctuate until the instrument matures and will be zero upon maturity of the instruments. Therefore, any gains or losses on derivative financial instruments will ultimately be reversed.

See our disclosure regarding FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information, for a discussion of our equity compensation plan information.

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

As of December 31, 2008, we had received and accepted subscriptions for 73,824,809 shares of our common stock, or $737,398,000. As of December 31, 2008, a total of $15,772,000 in distributions were reinvested and 1,660,176 shares of our common stock were issued under the DRIP.

As of December 31, 2008, we have incurred marketing support fees of $18,410,000, selling commissions of $50,875,000 and due diligence expense reimbursements of $181,000. We have also incurred organizational and offering expenses of $8,800,000. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of December 31, 2008, we have used $524,756,000 in offering proceeds to purchase our 42 geographically diverse properties and other real estate related assets and repay debt incurred in connection with such acquisitions.

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

During the three months ended December 31, 2008, we repurchased shares of our common stock as follows:

Maximum
Approximate
Dollar Value
			Total Number of	of Shares that May
			Shares Purchased	Yet be Purchased
			as Part of	Under the
	Total Number of	Average Price	Publicly Announced	Plans or
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Programs

October 1, 2008 to October 31, 2008	46,322	$9.58	46,322	$(2)
November 1, 2008 to November 30, 2008	—	$—	—	$—
December 1, 2008 to December 31, 2008	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. Through December 31, 2008, we had repurchased 109,748 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K.

	December 31,			April 28, 2006
Selected Financial Data	2008	2007	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$1,113,923,000	$431,612,000	$385,000	$202,000
Mortgage loan payables, net	$460,762,000	$185,801,000	$—	$—
Stockholders’ equity (deficit)	$599,320,000	$175,590,000	$(189,000)	$2,000

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$80,418,000	$17,626,000	$—
Loss from continuing operations	$(28,448,000)	$(7,666,000)	$(242,000)
Net loss	$(28,448,000)	$(7,666,000)	$(242,000)
Loss per share — basic and diluted(1):
Loss from continuing operations	$(0.66)	$(0.77)	$(149.03)
Net loss	$(0.66)	$(0.77)	$(149.03)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$20,677,000	$7,005,000	$—
Cash flows used in investing activities	$(526,475,000)	$(385,440,000)	$—
Cash flows provided by financing activities	$628,662,000	$383,700,000	$202,000
OTHER DATA:
Distributions declared	$31,180,000	$7,250,000	$—
Distributions declared per share	$0.73	$0.70	$—
Funds from operations(2)	$8,745,000	$2,124,000	$(242,000)
Net operating income(3)	$52,244,000	$11,589,000	$—

(1)	Net loss per share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net income(loss) to FFO for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net income(loss) to net operating income for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2008 and 2007, together with our results of operations and cash flows for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, including but not limited to the risks described under Part I, Item 1A. Risk Factors, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

Overview and Background

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. Upon or prior to the completion of our transition to self-management, we intend to change our name to Healthcare Trust of America, Inc. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We may also invest in other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to

$2,200,000,000. We will sell shares of our common stock in our offering until the earlier of September 20, 2009, or the date on which the maximum amount has been sold. As of December 31, 2008, we had received and accepted subscriptions in our offering for 73,824,809 shares of our common stock, or $737,398,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., to be renamed Healthcare Trust of America Holdings, L.P., or our operating partnership. We are currently externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Our advisor is affiliated with us in that we and our advisor have a common officer, who also owns an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

The Advisory Agreement expires on September 20, 2009. Our main objectives in amending the Advisory Agreement on November 14, 2008 were to reduce acquisition and asset management fees and to set the framework for our transition to self-management. Under the Advisory Agreement, as amended November 14, 2008, our advisor agreed to use reasonable efforts to cooperate with us as we pursue a self-management program. Upon or prior to completion of our transition to self-management and/or termination of the Advisory Agreement, we will no longer be advised by our advisor or consider our company to be sponsored by Grubb & Ellis.

At the commencement of our offering we had minimal assets and operations and we did not believe that it was efficient at that time to engage our own internal management team. As of March 26, 2009, we have acquired 43 geographically diverse properties and other real estate related assets for a total purchase price of $1,000,520,000. As a result of our growth and success, our board of directors believes that we now have the critical mass required to support a self-management structure. Our board of directors believes that self-management will enable us to better position our company for success in the future for several reasons discussed below:

Management Team.  We believe that our management team, led by Scott D. Peters, has the experience and expertise to efficiently and effectively operate our company. In addition, we have hired a Chief Accounting Officer, Kellie S. Pruitt. We have also hired three other employees and have engaged two independent consultants to assist us with acquisitions, asset management and accounting. We intend to continue to hire additional employees and engage independent consultants to expand our self-management infrastructure, assist in our transition to a self-managed company and fulfill other responsibilities, including acquisitions, accounting, asset management, strategic investing and corporate and securities compliance. Mr. Peters is leading our transition to a self-management structure. Our internal management team, led by Mr. Peters, will manage our day-to-day operations and oversee and supervise our employees and third party service providers, who will be retained on an as-needed basis. All key personnel will report directly to Mr. Peters.

Governance.  An integral part of our self-management program is our experienced board of directors. Our board of directors provides effective ongoing governance for our company and spends a substantial amount of time overseeing our transition to self-management. Our governance and management framework is one of our key strengths.

Significantly Reduced Cost.  From inception through December 31, 2008, we incurred to our advisor and its affiliates approximately $28,479,000 in acquisition fees; approximately $7,767,000 in asset management fees; approximately $2,963,000 in property management fees; and approximately $1,513,000 in leasing fees. Although we will incur the costs associated with having our own employees and independent consultants and we expect third party property management expenses and third party acquisition expenses, including legal fees, due diligence fees and closing costs, to remain approximately the same as under external management, we believe that the total cost of the self-management program will be substantially less than the cost of external management. While our board of directors, including a majority of our independent directors, previously determined that the fees to our advisor were fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties, we believe that by having our own employees and independent consultants manage our operations and retain third party providers, we will significantly reduce the cost structure of our company.

No Internalization Fees.  Unlike many other non-listed REITs that internalize or pay to acquire various management functions and personnel, such as advisory and asset management services, from their sponsor or advisor prior to listing on a national securities exchange for substantial fees, we will not be required to pay such fees under our self-management program. We believe that by not paying such fees, as well as operating more cost-effectively under our self-management program, we will save a substantial amount of money. To the extent that our management and board of directors determine that utilizing third party service providers for certain services is more cost-effective than conducting such services internally, we will pay for these services based on negotiated terms and conditions consistent with the current marketplace for such services on an as-needed basis.

Funding of Self-Management.  We believe that the cost of the self-management program will be substantially less than the cost of external management. Therefore, although we are incurring additional costs now related to our transition to self-management, we expect the cost of the self-management program to be effectively funded by future cost savings. Pursuant to the Advisory Agreement, as amended November 14, 2008, we have already reduced acquisition fees and asset management fees payable to our advisor, which we believe will result in substantial cost savings. In addition, we anticipate that we will achieve further cost savings in the future as a result of reduced and/or eliminated acquisition fees, asset management fees, internalization fees and other outside fees.

Dedicated Management and Increased Accountability.  Under our self-management program, our officers and employees will only work for our company and will not be associated with any outside advisor. Our management team, led by Mr. Peters, has direct oversight of employees, independent consultants and third party service providers on an ongoing basis. We believe that these direct reporting relationships along with our performance-based compensation programs and ongoing oversight by our management team create an environment for and will achieve increased accountability and efficiency.

Conflicts of Interest.  We believe that self-management works to remove inherent conflicts of interest that necessarily exist between an externally advised REIT and its advisor. The elimination or reduction of these inherent conflicts of interest is one of the major reasons that we elected to proceed with the self-management program.

Prior to or upon the completion of our transition to self-management, we intend to change our name to “Healthcare Trust of America, Inc.”

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

As of December 31, 2008, we owned 41 geographically diverse properties comprising 5,156,000 square feet of gross leasable area, or GLA, and one other real estate related asset, for an aggregate purchase price of $966,416,000.

Business Strategies

We seek to invest in a diversified portfolio of real estate, focusing primarily on investments that produce recurring income. Our real estate investments focus on medical office buildings and healthcare related facilities. We have also invested to a limited extent in quality commercial office buildings and other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. Our other real estate related assets will generally focus on common and preferred stock of public or private real estate companies and certain other securities. We seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in other real estate related assets.

In addition, when and as determined appropriate by our advisor and management, the portfolio may also include properties in various stages of development other than those producing recurring income. These stages would include, without limitation, unimproved land, both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no recurring income. Our advisor and management will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both recurring income and capital appreciation upon the ultimate sale of properties. For each of our investments, regardless of property type, our advisor and management seek to ensure that we invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; and Supply and Demand. We focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for growth, except where we believe that we have a competitive advantage.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow as well as expected growth and the potential for appreciation.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 13, Accounting for Leases, or SFAS No. 13, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue No. 99-19. Issue No. 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 241 months, respectively. Furniture, fixtures and equipment is depreciated over five years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Impairment

Our properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. We assess the impairment of a real estate asset when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

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

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

The total amount of other intangible assets acquired is further allocated to in place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We qualified and elected to be taxed as a REIT under Sections 856 through 860 of the Code for federal income tax purposes beginning with our tax year ended December 31, 2007 and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income. As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, for a discussion of recently issued accounting pronouncements.

Acquisitions in 2009, 2008 and 2007

See Note 3, Real Estate Investments and Note 23, Subsequent Events, to the Consolidated Financial Statements, for a discussion of our acquisitions.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A. Risk Factors, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Offering Proceeds

If we fail to continue to raise proceeds from the sale of shares of our common stock, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Scheduled Lease Expirations

As of December 31, 2008, our consolidated properties were 91.3% occupied. During the remainder of 2009, 6.3% of the occupied GLA will expire. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our on-going compliance with the Sarbanes-Oxley Act, we are providing management’s assessment of our internal control over financial reporting as of December 31, 2008.

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

Results of Operations

Comparison of the Years Ended December 31, 2008, 2007 and the Period from April 28, 2006 (Date of Inception) through December 31, 2006

Our operating results are primarily comprised of income derived from our portfolio of properties.

We had limited results of operations for the period from April 28, 2006 (Date of Inception) through December 31, 2006 and therefore our results of operations for the years ended December 31, 2008 and 2007 are not comparable. Except where otherwise noted, the change in our results of operations is primarily due to owning 42 geographically diverse properties and other real estate related assets, 20 geographically diverse properties and zero properties as of December 31, 2008, 2007 and 2006, respectively.

Rental Income

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, rental income was $80,415,000, $17,626,000 and $0, respectively. For the year ended December 31, 2008, rental income was primarily comprised of base rent of $60,996,000 and expense recoveries of $15,367,000. For the year ended December 31, 2007, rental income was primarily comprised of base rent of $13,785,000 and expense recoveries of $3,075,000. The increase in rental income is due to the increase in the number of properties discussed above.

The aggregate occupancy for our properties was 91.3% as of December 31, 2008 as compared to 88.6% as of December 31, 2007.

Rental Expenses

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, rental expenses were $28,174,000, $6,037,000 and $0, respectively. Rental expenses consisted of the following for the periods then ended:

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

Real estate taxes	$9,632,000	$1,689,000	$—
Utilities	5,774,000	1,534,000	—
Building maintenance	5,395,000	1,321,000	—
Property Management fees	2,372,000	591,000	—
Administration	1,988,000	160,000	—
Grounds maintenance	1,320,000	348,000	—
Non-recoverable operating expenses	877,000	113,000	—
Insurance	679,000	210,000	—
Other	137,000	71,000	—

Total rental expenses	$28,174,000	$6,037,000	$—

The increase in rental expenses is primarily due to owning 41 geographically diverse properties and one real estate related asset, 20 geographically diverse properties and zero properties as of December 31, 2008, 2007 and 2006, respectively.

General and Administrative

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, general and administrative was $9,560,000, $3,297,000 and $242,000, respectively. General and administrative consisted of the following for the periods then ended:

					Period from
					April 28, 2006
					(Date of Inception)
	Years Ended December 31,				through
	2008		2007		December 31, 2006

Asset management fees	$6,177,000	(a)	$1,590,000	(a)	$—
Professional and legal fees	1,398,000	(b)	620,000	(b)	68,000
Bad debt expense	442,000		11,000		—
Directors’ and officers’ insurance premiums	279,000	(c)	242,000	(c)	68,000
Directors’ fees	264,000	(d)	249,000	(d)	55,000
Postage	138,000	(e)	24,000	(e)	—
Restricted stock compensation	130,000	(f)	96,000	(f)	51,000
Investor services	130,000	(g)	33,000	(g)	—
Acquisition related audit fees	122,000	(h)	372,000	(h)	—
Bank charges	114,000	(i)	4,000	(i)	—
Other	366,000		56,000		—

Total general and administrative	$9,560,000		$3,297,000		$242,000

The increase in general and administrative of $6,263,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, and the increase of $3,055,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006, was due to the following:

(a) Asset management fees

The increase in asset management fees was due to the increase in the number of properties and other real estate related assets discussed above.

(b) Professional and legal fees

The increase in professional and legal fees of $778,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was primarily due to increased professional and legal fees of approximately $403,000 in connection with outside consulting in pursuit of, among other things, our self-management program, increased audit fees of $254,000 related to our Form 10-Q and Form 10-K SEC filings due to our increase in size and consulting fees of approximately $90,000 paid to Mr. Peters for the period from August 1, 2008 through October 31, 2008, in accordance with the consulting agreement dated August 28, 2008. The increase in professional and legal fees of $552,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was primarily due to the increase of $306,000 in audit fees and the increase of $83,000 in professional fees in connection with our Form 10-Q and Form 10-K SEC filings due to our increase in size.

(c) Directors’ and officers’ insurance premiums

The increase in directors’ and officers’ insurance premiums of $37,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to increased insurance premiums in the fourth quarter of 2008 due to an increase in coverage. The increase in directors’ and officers’ insurance premiums of $174,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was due to a full year of insurance coverage expensed in 2007 as compared to less than four months of insurance coverage expensed in 2006.

(d) Directors’ fees

The increase in directors’ fees of $15,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to a full year of directors’ fees expensed in 2008 for five directors as compared to four directors for four months and five directors for eight months in 2007. The increase in directors’ fees of $194,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was due to a full year of directors’ fees expensed in 2007 as compared to less than four months of directors’ fees expensed in 2006.

(e) Postage

The increase in postage of $114,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 and the increase in postage of $24,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was primarily due to increased proxy, distributions and investor statement mailings.

(f) Restricted stock compensation

The increase in restricted stock compensation of $34,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to a full year of amortization of the directors’ shares expensed in 2008 for five directors, and the expense associated with Mr. Peters’ award of 40,000 shares of restricted common stock on November 14, 2008 under our 2006 Incentive Plan, as compared to amortization of the directors’ shares expensed for four directors for four months and five directors for eight months in 2007. The increase in restricted stock compensation of $45,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was due to a full year of amortization of the directors’ shares expensed in 2007 as compared to less than four months of directors’ shares expensed in 2006.

(g) Investor services

The increase in investor services of $97,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 and the increase in investor services of $33,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was primarily due to an increased number of stockholders.

(h) Acquisition related audit fees

The decrease in acquisition related audit fees of $250,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to the fact that for the year ended December 31, 2008, there were fewer acquisitions that were subject to the provisions of Article 3-14 of Regulation S-X, which resulted in fewer acquisition related audits. The increase in acquisition related audit fees of $372,000 for the year ended December 31, 2007, as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was due to the fact that there were no acquisitions in 2006.

(i) Bank charges

The increase in bank charges of $110,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 and the $4,000 increase for the year ended December 31, 2007 as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006 was primarily due to having an increase in banking activity resulting from an increase in the number of assets. We owned 42, 20 and zero geographically diverse properties and other real estate related assets as of December 31, 2008, 2007 and 2006, respectively.

Depreciation and Amortization

For the years ended December 31, 2008 and 2007 and the period from April 28, 2006 (Date of Inception) through December 31, 2006, depreciation and amortization was $37,398,000, $9,790,000 and $0, respectively. Depreciation and amortization consisted of the following for the periods then ended:

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

Depreciation of properties	$20,484,000	$4,616,000	$—
Amortization of identified intangible assets	16,818,000	5,166,000	—
Amortization of lease commissions	93,000	7,000	—
Other	3,000	1,000	—

Total depreciation and amortization	$37,398,000	$9,790,000	$—

Interest Expense

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, interest expense was $34,164,000, $6,400,000 and $0, respectively. Interest expense consisted of the following for the periods then ended:

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

Interest expense on our mortgage loan payables	$18,492,000	$4,145,000	$—
Interest expense on our secured revolving line of credit with LaSalle and KeyBank	1,340,000	600,000	—
Loss on derivative financial instruments	12,821,000	1,377,000	—
Amortization of deferred financing fees associated with our mortgage loan payables	914,000	90,000	—
Amortization of deferred financing fees associated with our line of credit	377,000	80,000	—
Amortization of debt discount	110,000	7,000	—
Unused line of credit fees	108,000	17,000	—
Interest expense on our unsecured note payable to affiliate	2,000	84,000	—

Total interest expense	$34,164,000	$6,400,000	$—

The increase in interest expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to an increase in our mortgage loan payables to $460,762,000 as of December 31, 2008 from $185,801,000 as of December 31, 2007. We did not have any debt for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

In addition, interest expense increased as a result of the non-cash mark to market adjustments we made on our interest rate swaps. We use interest rate swaps in order to minimize the impact to us of fluctuations in interest rates. To achieve our objectives, we borrow at fixed rates and variable rates. We also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.

Interest and Dividend Income

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, interest and dividend income was $469,000, $224,000 and $0, respectively. For the years ended December 31, 2008 and 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The increase in interest and dividend income was due to having increasingly higher cash balances in 2008 and 2007 as compared to the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offering to conduct our activities. Our ability to raise funds through our offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from our offering and from any indebtedness that we may incur.

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we require resources to make certain payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations, borrowing, and the net proceeds of our offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the proceeds of our offering in real estate and other real estate related assets, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and other real estate related assets. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and other real estate related assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

As of December 31, 2008, we estimate that our expenditures for capital improvements will require up to $4,836,000 within the next 12 months. As of December 31, 2008, we had $5,564,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $20,677,000, $7,005,000 and $0, respectively. For the year ended December 31, 2008, cash flows provided by operating activities related primarily to operations from our 42 properties and real estate related assets. For the year ended December 31, 2007, cash flows provided by operating activities related primarily to operations from our 20 properties. We anticipate cash flows from operating activities will increase as we purchase more properties.

Cash flows used in investing activities for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $526,475,000, $385,440,000 and $0, respectively. For the year ended December 31, 2008, cash flows used in investing activities related primarily to the acquisition of our 21 properties in the amount of $503,638,000. For the year ended December 31, 2007, cash flows used in investing activities related primarily to the acquisition of our 20 properties in the amount of $380,398,000. Cash flows used in investing activities is heavily dependent upon the deployment of our offering proceeds in properties and real estate related assets.

Cash flows provided by financing activities for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, were $628,662,000, $383,700,000 and $202,000, respectively. For the year ended December 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $528,816,000 and borrowings on mortgage loan payables of $227,695,000, partially offset by net payments under our secured revolving line of credit with LaSalle and KeyBank of $51,801,000, the payment of offering costs of $54,339,000, distributions of $14,943,000 and principal repayments of $1,832,000 on mortgage loan payables. Additional cash outflows related to deferred financing costs of $3,688,000 in connection with the debt financing for our acquisitions. For the year ended December 31, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $210,937,000, borrowings on mortgage loan payables of $148,906,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $51,801,000, partially offset by principal repayments of $151,000 on mortgage loan payables, offering costs of $22,009,000 and distributions of $3,323,000. Additional cash outflows related to debt financing costs of $2,496,000 in connection with the debt financing for our acquisitions. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, cash flows provided by financing activities related to $2,000 from the sale of 200 shares of our common stock to our advisor and $200,000 invested in our operating partnership from our advisor.

Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008		2007		2006

Ordinary income	$5,879,000	21.0%	$915,000	15.3%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	22,163,000	79.0	5,081,000	84.7	—	—

	$28,042,000	100%	$5,996,000	100%	$—	—%

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Capital Resources

Financing

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2008, our aggregate borrowings were 47.9% of all of our properties’ and other real estate related assets’ combined fair market values.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For the purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 27, 2009 and December 31, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables, Net

See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Mortgage Loan Payables, Net, to the Consolidated Financial Statements, for a further discussion of our mortgage loan payables, net.

Unsecured Note Payables to Affiliate

See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, to the Consolidated Financial Statements, for a further discussion of our unsecured note payables to affiliate.

Line of Credit

See Note 9, Line of Credit, to the Consolidated Financial Statements, for a further discussion of our line of credit.

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to the Consolidated Financial Statements, for a further discussion of our commitments and contingencies.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2008, we had fixed and variable mortgage loan payables outstanding in the principal amount of $462,542,000 ($460,762,000, net of discount) secured by our properties. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2008, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months.

As of December 31, 2008, we did not have any amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank.

As of December 31, 2008, the weighted average interest rate on our outstanding debt was 4.07% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan as of December 31, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments — fixed rate debt	$9,475,000	$3,380,000	$17,559,000	$110,644,000	$141,058,000
Interest payments — fixed rate debt	8,192,000	15,184,000	14,375,000	17,139,000	54,890,000
Principal payments — variable rate debt	2,425,000	319,059,000	—	—	321,484,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2008)	10,999,000	15,107,000	—	—	26,106,000

Total	$31,091,000	$352,730,000	$31,934,000	$127,783,000	$543,538,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010 and 2011, $245,427,000 have two one year extensions available and $54,717,000 have a one year extension available.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006:

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

Net loss	$(28,448,000)	$(7,666,000)	$(242,000)
Add:
Depreciation and amortization — consolidated properties	37,398,000	9,790,000	—
Less:
Depreciation and amortization related to minority interests	(205,000)	—	—

FFO	$8,745,000	$2,124,000	$(242,000)

FFO per share — basic and diluted	$0.20	$0.21	$(149.20)

Weighted average common shares outstanding — basic and diluted	42,844,603	9,952,771	1,622

FFO reflects losses on derivative financial instruments related to our interest rate swaps in the amount of $12,821,000, $1,377,000 and $0 for the years ended December 31, 2008, 2007 and the for the period from

April 28, 2006 (Date of Inception) through December 31, 2006. See Note 8, Derivative Financial Instruments, to the Consolidated Financial Statements, for a further discussion of our interest rate swaps.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization, interest and dividend income and minority interests. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net loss to net operating income has been provided for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006:

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

Net loss	$(28,448,000)	$(7,666,000)	$(242,000)
Add:
General and administrative	9,560,000	3,297,000	242,000
Depreciation and amortization	37,398,000	9,790,000	—
Interest expense	34,164,000	6,400,000	—
Less:
Interest and dividend income	(469,000)	(224,000)	—
Minority interests	39,000	(8,000)	—

Net operating income	$52,244,000	$11,589,000	$—

Subsequent Events

See Note 23, Subsequent Events, to the Consolidated Financial Statements, for a further discussion of our subsequent events.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with derivative instruments by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.

We have, and may in the future enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in interest expense on our consolidated statements of operations.

Our interest rate risk is monitored using a variety of techniques.

The table below presents, as of December 31, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$9,475,000	$1,466,000	$1,914,000	$2,047,000	$15,512,000	$110,644,000	$141,058,000	$137,754,000
Weighted average interest rate on maturing debt	5.78%	5.68%	5.72%	5.72%	5.88%	5.76%	5.76%	—
Variable rate debt — principal payments	$2,425,000	$121,944,000	$197,115,000	$—	$—	$—	$321,484,000	$318,852,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2008)	3.14%	2.87%	3.61%	—%	—%	—%	3.33%	—

Mortgage loan payables were $462,542,000 ($460,762,000, net of discount) as of December 31, 2008. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.90% to 12.75% per annum and a weighted average effective interest rate of 4.07% per annum. We had $141,058,000 ($139,278,000, net of discount) of fixed rate debt, or 30.5% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $321,484,000 of variable rate debt, or 69.5% of mortgage loan payables, at a weighted average interest rate of 3.33% per annum.

As of December 31, 2008, we had fixed rate interest rate swaps on all of our variable mortgage loans, thereby effectively fixing our interest rate on those mortgage loan payables.

As of December 31, 2008, there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank.

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

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities

Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

(b) Management’s Report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to the individuals who are our officers and directors.

Name	Age*	Position	Term of Office

Scott D. Peters	51	Chief Executive Officer, President and Chairman of the Board	Since 2006
Kellie S. Pruitt	43	Chief Accounting Officer	Since 2009
Andrea R. Biller	59	Executive Vice President and Secretary	Since 2006
Danny Prosky	43	Executive Vice President — Acquisitions	Since 2006
W. Bradley Blair, II	65	Independent Director	Since 2006
Maurice J. DeWald	69	Independent Director	Since 2006
Warren D. Fix	70	Independent Director	Since 2006
Larry L. Mathis	65	Independent Director	Since 2007
Gary T. Wescombe	66	Independent Director	Since 2006

*	As of March 27, 2009

There are no family relationships between any directors, executive officers or between any director and executive officer.

Scott D. Peters has served as our Chairman of the Board since July 2006, Chief Executive Officer since April 2006 and President since June 2007. He served as the Chief Executive Officer of our advisor from July 2006 until July 2008. He served as the Executive Vice President of Grubb & Ellis Apartment REIT, Inc. from January 2006 to November 2008 and served as a director from April 2007 to June 2008. He also served as the Chief Executive Officer, President and a Director of Grubb & Ellis from December 2007 to July 2008, and as the Chief Executive Officer, President and Director of NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis, from its formation in September 2006 and as its Chairman of the Board since its merger with Grubb & Ellis in December 2007 to July 2008. Mr. Peters also served as the Chief Executive Officer of Grubb & Ellis Realty Investors from November 2006 to July 2008, having served from September 2004 to October 2006, as the Executive Vice President and Chief Financial Officer. From December 2005 to January 2008, Mr. Peters also served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a Director of Golf Trust of America, Inc., a publicly traded REIT. Mr. Peters received a B.B.A. degree in accounting and finance from Kent State University.

Kellie S. Pruitt has served as our Chief Accounting Officer since January 2009. She also served as our Controller for a portion of January 2009. From September 2007 to December 2008, she served as the Vice President, Financial Reporting and Compliance, for Fender Musical Instruments Corporation. Prior to joining Fender Musical Instruments Corporation in 2007, Ms. Pruitt served as Senior Manager at Deloitte & Touche LLP, from 1995 to 2007, serving both public and privately held companies primarily concentrated in the real estate and consumer business industries. She graduated from the University of Texas, where she received a B.A. degree in Accounting and is a member of the AICPA. Ms. Pruitt is a Certified Public Accountant licensed in Arizona and Texas.

Andrea R. Biller has served as our Executive Vice President and Secretary since April 2006 and as the Executive Vice President of our advisor since July 2006. Ms. Biller also served as the Executive Vice President and Secretary REIT II and as the Executive Vice President of Grubb & Ellis Healthcare REIT II Advisor, LLC, or REIT II Advisor, since January 2009. She has also served as the General Counsel, Executive Vice President and Secretary of Grubb & Ellis, our sponsor, since December 2007, and NNN Realty Advisors, since its formation in September 2006 and as a Director of NNN Realty Advisors since December 2007. She has served as General Counsel for Grubb & Ellis Realty Investors since March 2003 and as Executive Vice President since January 2007. Ms. Biller has also served as the Secretary of Grubb & Ellis Securities since March 2004. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. from June 2004 and December 2005, respectively, until January 2008, the Secretary of T REIT, Inc. from May 2004 to July 2007, the Secretary of Grubb & Ellis Apartment REIT, Inc. from January 2006 through February 2009 and a Director of Grubb & Ellis Apartment REIT, Inc. since June 2008. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller received a B.A degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University and a J.D. degree from George Mason University School of Law, where she graduated first with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Danny Prosky has served as our Executive Vice President — Acquisitions since April 2008, having served as our Vice President — Acquisitions since September 2006. Mr. Prosky has also served as the President and Chief Operating Officer of REIT II and as the President and Chief Operating Officer of REIT II Advisor since January 2009. He has served as Grubb & Ellis Realty Investors’ Executive Vice President, Healthcare Real Estate since May 2008, having served as its Managing Director — Healthcare Properties since March 2006. He is responsible for all medical property acquisitions, management and dispositions. Mr. Prosky previously worked with Health Care Property Investors, Inc., a healthcare-focused REIT where he served as the Assistant Vice President — Acquisitions & Dispositions from 2005 to March 2006, and as Assistant Vice President — Asset Management from 1999 to 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.

W. Bradley Blair, II has served as an Independent Director since September 2006. Mr. Blair served as the Chief Executive Officer, President and Chairman of the board of directors of Golf Trust of America, Inc. from the time of its formation and initial public offering in 1997 as a REIT until his resignation and retirement in November 2007. During such term, Mr. Blair managed the acquisition, operation, leasing and disposition of the assets of the portfolio. From 1993 until February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the Managing Partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Currently, Mr. Blair operates the Blair Group consulting practice, which focuses on real estate acquisitions and finance. Mr. Blair received a B.S. degree in Business from Indiana University and a J.D. degree from the University of North Carolina School of Law.

Maurice J. DeWald has served as an Independent Director since September 2006. He has served as the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm, since 1992, where the primary focus has been in both the healthcare and technology sectors. Mr. DeWald also serves as a Director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc., Aperture Health, Inc. and as Chairman of Integrated Healthcare Holdings, Inc. Mr. DeWald also previously served as a Director of Tenet Healthcare Corporation as well as ARV Assisted Living, Inc. From 1962 to 1991, Mr. DeWald was with the international accounting and auditing firm of KPMG, LLP, where he served at various times as an Audit Partner, a member of their board of directors as well as the Managing Partner of Orange County and Los Angeles California offices as well as its Chicago office. Mr. DeWald has served as Chairman and Director of both the United Way of Greater Los Angeles and the United Way of Orange County California. Mr. DeWald received a B.B.A. degree in Accounting and Finance from the University of Notre Dame and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a Certified Public Accountant.

Warren D. Fix has served as an Independent Director since September 2006. He is the Chairman of FDW, LLC, a real estate investment and management firm. Mr. Fix also serves as a Director of Clark Investment Group, Clark Equity Capital, The Keller Financial Group, First Foundation Bank and Accel Networks. Until November of 2008, when he completed a process of dissolution, he served for five years as the Chief Executive Officer of WCH, Inc., formerly Candlewood Hotel Company, Inc., having served as its Executive

Vice President, Chief Financial Officer and Secretary since 1995. From July 1994 to October 1995, Mr. Fix was a Consultant to Doubletree Hotels, primarily developing debt and equity sources of capital for hotel acquisitions and refinancing. Mr. Fix has been a Partner in The Contrarian Group, a business management company since December 1992. From 1989 to December 1992, Mr. Fix served as President of The Pacific Company, a real estate investment and a development company. From 1964 to 1989, Mr. Fix held numerous positions, including Chief Financial Officer, within The Irvine Company, a major California-based real estate firm. He received a B.A. degree from Claremont McKenna College in California and is a graduate of the UCLA Executive Management Program, the Stanford Financial Management Program and the UCLA Anderson Corporate Director Program.

Larry L. Mathis has served as an Independent Director since April 2007. Since 1998 he has served as an Executive Consultant with D. Peterson & Associates in Houston, Texas, providing counsel to select clients on leadership, management, governance, and strategy and is the author of The Mathis Maxims, Lessons in Leadership. For over 35 years, Mr. Mathis has held numerous leadership positions in organizations charged with planning and directing the future of healthcare delivery in the United States. Mr. Mathis is the founding President and Chief Executive Officer of The Methodist Hospital System in Houston, Texas, having served that institution in various executive positions for 27 years, the last 14 years before his retirement in 1997 as CEO. During his extensive career in the healthcare industry, he has served as a member of the board of directors of a number of national, state and local industry and professional organizations, including Chairman of the board of directors of the Texas Hospital Association, the American Hospital Association, and the American College of Healthcare Executives, and has served the federal government as chairman of the National Advisory Council on Health Care Technology Assessment and as a member of the Medicare Prospective Payment Assessment Commission. From 1997 to 2003, Mr. Mathis was a member of the board of directors and Chairman of the compensation committee of Centerpulse, Inc., and from 2004 to present a member of the board and Chairman of the nominating and governance committee of Alexion Pharmaceuticals, Inc., both U.S. publicly traded companies. Mr. Mathis received a B.A. degree in Social Sciences from Pittsburg State University in Kansas and an M.A. degree in Health Administration from Washington University in St. Louis.

Gary T. Wescombe has served as an Independent Director since October 2006. He manages and develops real estate operating properties through American Oak Properties, LLC, where he is a Principal. He is also Director, Chief Financial Officer and Treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. From October 1999 to December 2001, he was a Partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe also served as a Director of G REIT, Inc. from December 2001 to January 2008 and has served as Chairman of the Trustees of G REIT Liquidating Trust since January 2008. Mr. Wescombe received a B.S. degree in Accounting and Finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Our Advisor

Management

The following table and biographical descriptions set forth information with respect to our advisor’s executive officers.

Name	Age *	Position

Jeffrey T. Hanson	38	Chief Executive Officer
Andrea R. Biller	59	Executive Vice President

*	As of March 27, 2009

Jeffrey T. Hanson has served as the Chief Executive Officer of our advisor since January 2009. Mr. Hanson has also served as the Chief Executive Officer and Chairman of the Board of REIT II and as the

Chief Executive Officer of REIT II Advisor since January 2009. He has also served as the Executive Vice President, Investment Programs, of Grubb & Ellis since December 2007. In addition, he has served as the President and Chief investment Officer of Grubb & Ellis Realty Investors since December 2007 and January 2007, respectively, and has served as the President and Chief Executive Officer of Realty since July 2006 and as its Chairman of the board of directors since April 2007. Mr. Hanson’s responsibilities include managing Grubb & Ellis’ real estate portfolio and directing acquisitions and dispositions nationally for Grubb & Ellis’ public and private real estate programs. He has also served as the Chief Investment Officer of NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis, since September 2006 and as a Director of NNN Realty Advisors since November 2008. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout Southern California and other Western U.S. markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

For biographical information regarding Ms. Biller, see — Directors, Executive Officers and Corporate Governance, above.

Grubb & Ellis Realty Investors owns a 75.0% managing member interest in our advisor. Grubb & Ellis Healthcare Management, LLC owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Healthcare Management, LLC include Andrea R. Biller, our Executive Vice President and Secretary, our advisor’s Executive Vice President, our advisors’ Executive Vice President, Grubb & Ellis’ Executive Vice President, Secretary and General Counsel, NNN Realty Advisors’ Executive Vice President, Secretary, General Counsel, and Director, Grubb & Ellis Realty Investors’ Executive Vice President and General Counsel, and Grubb & Ellis Securities’ Secretary; Jeffrey T. Hanson, our advisor’s Chief Executive Officer, Grubb & Ellis’ Executive Vice President, Investment Programs, Grubb & Ellis Realty Investors’ President and Chief Investment Officer, NNN Realty Advisors’ Chief Investment Officer and Director and Realty’s Chief Executive Officer, Chairman of the board of directors; and Grubb & Ellis Realty Investors for the benefit of other employees who perform services for us. Ms. Biller own 18.0% membership interests in Grubb & Ellis Healthcare Management, LLC. Grubb & Ellis Realty Investors owns a 64.0% membership interest in Grubb & Ellis Healthcare Management, LLC.

We rely on our advisor to manage our day-to-day activities and to implement our investment strategy. We, our advisor and Grubb & Ellis Realty Investors are parties to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary.

The Advisory Agreement expires on September 20, 2009. Our main objectives in amending the Advisory Agreement on November 14, 2008 were to reduce acquisition and asset management fees and to set the framework for our transition to self-management. Under the Advisory Agreement, as amended November 14, 2008, our advisor agreed to use reasonable efforts to cooperate with us as we pursue a self-management program.

Grubb & Ellis, NNN Realty Advisors and Grubb & Ellis Realty Investors

Our current sponsor Grubb & Ellis, headquartered in Santa Ana, California, is one of the nation’s leading commercial real estate services and investment companies. Drawing on the resources of nearly 5,500 real estate professionals, including a brokerage sales force of approximately 1,800 brokers nationwide, Grubb & Ellis and its affiliates combine local market knowledge with a national service network to provide innovative, customized solutions for real estate owners, corporate occupants and investors.

On December 7, 2007, NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of our current sponsor, Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of Grubb & Ellis in exchange for their NNN Realty Advisors shares and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of Grubb & Ellis.

The merger combined one of the world’s leading full-service commercial real estate organization with a leading sponsor of commercial real estate programs to create a diversified real estate services business providing a complete range of transaction, management and consulting services, and possessing a strong platform for continued growth. Grubb & Ellis continues to use the “Grubb & Ellis” name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.”

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

Upon completion of our transition to self-management, we will no longer be advised by our advisor or consider our sponsor to be Grubb & Ellis.

Committees of Our Board of Directors

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee and an investment committee.

Audit Committee.  Our audit committee’s primary function is to assist the board with oversight of the integrity of our financial statements, compliance with legal and regulatory financial disclosure requirements, independent auditor’s qualifications and independence and the performance of our internal audit function and independent auditor. The audit committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm. Under our audit committee charter, the audit committee will always be comprised solely of independent directors. The audit committee is currently comprised of W. Bradley Blair, II, Warren D. Fix, and Gary T. Wescombe, all of whom are independent directors. Mr. DeWald currently serves as the chairman and has been designated as the audit committee financial expert.

The audit committee has adopted a written charter under which it operates. The charter is available on our sponsor’s website at www.gbe-reits.com/healthcare.

Compensation Committee.  The primary responsibilities of our compensation committee are to advise the board on compensation policies, establish performance objectives for our executive officers, prepare the report on executive compensation for inclusion in our annual proxy statement, review and recommend to our board of directors the appropriate level of director compensation and annually review our compensation strategy and assess its effectiveness. The compensation committee is currently comprised of W. Bradley Blair, II, Warren D. Fix and Gary T. Wescombe, all of whom are independent directors. Mr. Wescombe currently serves as the chairman.

The compensation committee has adopted a written charter under which it operates. The charter is available on our sponsor’s website at www.gbe-reits.com/healthcare.

Nominating and Corporate Governance Committee.  The nominating and corporate governance committee’s primary purposes are to identify qualified individuals to become board members, to recommend to the board the selection of director nominees for election at the annual meeting of stockholders, to make recommendations regarding the composition of our board of directors and its committees, to assess director independence and board effectiveness, to develop and implement corporate governance guidelines and to oversee our compliance and ethics program. The nominating and corporate governance committee is currently comprised of W. Bradley Blair, II, Warren D. Fix and Larry L. Mathis, all of whom are independent directors. Mr. Fix currently serves as the chairman.

The nominating and corporate governance committee has adopted a written charter under which it operates. The charter is available on our sponsor’s website at www.gbe-reits.com/healthcare.

Investment Committee.  Our investment committee’s primary function is to assist the board of directors in fulfilling its responsibilities with respect to investments in specific real estate assets proposed by our advisor, reviewing and overseeing the performance of our assets, reviewing and overseeing the capital raising activities and performance of our dealer manager and reviewing our investment policies and procedures on an ongoing basis. The investment committee is currently comprised of W. Bradley Blair, II, Warren D. Fix, Scott D. Peters and Gary T. Wescombe. Messrs. Blair, Fix and Wescombe are independent directors. Mr. Blair currently serves as the chairman.

The investment committee has adopted a written charter under which it operates. The charter is available on our sponsor’s website at www.gbe-reits.com/healthcare.

2006 Incentive Plan and Independent Directors Compensation Plan

We have adopted an incentive stock plan, which we use to attract and retain qualified independent directors, employees and consultants providing services to us who are considered essential to our long-term success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock.

The incentive stock plan provides for the granting of awards to participants in the following forms to those independent directors, employees, and consultants selected by the plan administrator for participation in the incentive stock plan:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the U.S. tax code;

•	stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the committee;

•	restricted stock units, which give the holder the right to receive shares of our common stock, or the equivalent value in cash or other property, in the future;

•	deferred stock units, which give the holder the right to receive shares of our common stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of our common stock underlying an award; and/or

•	other stock based awards in the discretion of the plan administrator, including unrestricted stock grants.

Any such awards will provide for exercise prices, where applicable, that are not less than the fair market value of our common stock on the date of the grant. Any shares issued under the incentive stock plan will be subject to the ownership limits contained in our charter.

Our board of directors or a committee of its independent directors will administer the incentive stock plan, with sole authority to select participants, determine the types of awards to be granted and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter.

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

Unless otherwise provided in an award certificate, upon the death or disability of a participant, or upon a change in control, all of such participant’s outstanding awards under the incentive stock plan will become fully vested. The plan will automatically expire on the tenth anniversary of the date on which it is adopted, unless extended or earlier terminated by the board of directors. The board of directors may terminate the plan at any time, but such termination will have no adverse impact on any award that is outstanding at the time of such termination. The board of directors may amend the plan at any time, but any amendment would be subject to stockholder approval if, in the reasonable judgment of the board, stockholder approval would be required by any law, regulation or rule applicable to the plan. No termination or amendment of the plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award determined as if the award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination. The board may amend or terminate outstanding awards, but those amendments may require consent of the participant and, unless approved by the stockholders or otherwise permitted by the antidilution provisions of the plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, and the original term of an option may not be extended.

Under Section 162(m) of the Code, a public company generally may not deduct compensation in excess of $1 million paid to its Chief Executive Officer and the four next most highly compensated executive officers. Until the annual meeting of our stockholders in 2010, or until the incentive stock plan is materially amended, if earlier, awards granted under the incentive stock plan will be exempt from the deduction limits of Section 162(m). In order for awards granted after the expiration of such grace period to be exempt, the incentive stock plan must be amended to comply with the exemption conditions and be resubmitted for approval by our stockholders.

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

Indemnification Agreements

We have entered into indemnification agreements with each of our independent directors, non-independent director and officers. Pursuant to the terms of these indemnification agreements, we will indemnify and advance expenses and costs incurred by our directors and officers in connection with any claims, suits or proceedings brought against such directors and officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the year ended December 31, 2008 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2008, except that Messrs. Blair, DeWald, Fix, Mathis and Wescombe did not timely file one Form 4.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview of the material compensation decisions that we have made with respect to Mr. Peters, our Chief Executive Officer and President, and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, under Summary Compensation Table, you will find a series of tables containing specific data about the compensation earned by Mr. Peters in 2008.

Compensation Program Objectives

During 2008, Mr. Peters was the only executive officer employed by us - each of our other executive officers was employed by our advisor or its affiliates, and was compensated by these entities for their services to us. Mr. Peters served as our Chief Executive Officer and President on a non-employee basis until November 2008, when we entered into an employment agreement with him as part of our transition to self-management. Our compensation committee was formed in August 2008. As a result, for the majority of 2008, we did not have, nor did our board of directors consider, a compensation policy or program for our executive officers. As we complete our transition to self-management and expand our employee base, our compensation committee expects to continue to develop and refine our compensation program and objectives.

In designing Mr. Peters’ initial compensation package, our objective was to provide compensation that directly relates to and rewards his contribution to our operating and financial performance, and its transition toward self-management. We also are mindful of the importance of retaining qualified leadership.

How We Determined Mr. Peters’ Initial Compensation Package

In setting the terms of Mr. Peters’ compensation package, our compensation committee considered Mr. Peters’ past, present and anticipated future contributions to us, as well as the pay practices within the REIT industry.

•	Mr. Peters has played an integral role with our Company since 2006, and his experience and length of service with our Company was the primary factor considered by our compensation committee in setting his initial pay. Our compensation committee also considered Mr. Peters’ leadership role in our transition to a self-management structure, as described elsewhere in this Annual Report on Form 10-K.

•	The compensation committee reviewed the NAREIT 2008 Compensation Survey for the chief executive officer position (the “NAREIT Survey”), as well as a report provided by Christenson Advisors, LLC, the compensation consultant engaged by the compensation committee. The compensation consultant’s report provided information regarding the compensation packages of chief executive officers of REITs with a total capitalization of approximately $1 billion to $2 billion. The compensation consultant’s report was not based on a formal benchmarking analysis but rather upon surveys and its knowledge of the industry. The committee did not target Mr. Peters’ compensation to be at the median or any other specific level of compensation within the surveyed group(s). Rather, the committee used both the NAREIT Survey and the consultant’s report to evaluate whether Mr. Peters’ compensation would be reasonable as compared to the compensation provided by the Company’s competitors.

As we transition to self-management, our compensation committee feels that it is important to preserve discretion to change Mr. Peters’ compensation arrangement, including, among other things, to implement performance guidelines and objectives. As a result, in connection with its approval of Mr. Peters’ initial compensation package, our compensation committee reserved the right to review and revise the terms of such arrangement. Our compensation committee may change the terms of his employment arrangement and compensation; provided, however, that the committee agreed not to decrease Mr. Peters’ base salary by more than twenty percent.

Elements of Mr. Peters’ Compensation

Currently, the key elements of compensation for Mr. Peters are base salary, annual bonus and long-term equity incentive awards, as described in more detail below. In addition to these key elements, Mr. Peters is entitled to severance in the event we terminate his employment without cause before November 1, 2010.

Base Salary.  Base salary provides the fixed portion of compensation for Mr. Peters and is intended to reward core competence in his role relative to skill, experience and contributions to our Company. Mr. Peters’ initial base salary is $350,000. As noted above, in determining Mr. Peters’ 2008 base salary, our compensation committee considered his history with our Company, his increased responsibilities and oversight, with a particular focus on his role in our transition to self-management, as well as salary practices in the REIT industry.

Annual Bonus.  Pursuant to the terms of his employment agreement, Mr. Peters is eligible to earn an annual bonus, up to a maximum of 100% of his base salary. In determining Mr. Peters’ annual bonus for the year ended December 31, 2008, our compensation committee made a subjective assessment of Mr. Peters’ individual performance and increased responsibilities, particularly in connection with our transition towards self-management. His bonus for 2008 was prorated based on the number of days that he was employed by us during such year. Mr. Peters’ 2008 bonus is shown in the “Bonus” column of the Summary Compensation Table below.

Long-Term Equity Incentives.  In connection with the commencement of his employment with us, Mr. Peters received 40,000 shares of restricted common stock, which vest as to one-third of the shares on each of the first, second and third anniversaries of the date of grant. Our compensation committee chose restricted common stock as the equity component of Mr. Peters’ arrangement because it both aligns his interests with those of our stockholders and provides a strong retentive component to his compensation arrangement. In addition, we currently use restricted common stock as the equity component of our director compensation program. Based on its knowledge of the industry and its review of peer practices, our compensation committee believes that the size of the restricted stock award is in line with current market practices.

Other Benefits.  As discussed above, on November 14, 2008, we entered into an employment agreement with Mr. Peters. Pursuant to his employment agreement, if we terminate Mr. Peters’ employment for other than cause or disability prior to November 1, 2010, he will be entitled to receive a severance payment equal to 50% of his base salary, and a pro-rata bonus for the year of termination.

REPORT OF THE COMPENSATION COMMITTEE

Our compensation committee of our board of directors oversees our compensation program on behalf of our board. In fulfilling its oversight responsibilities, the committee reviewed and discussed with management the above Compensation Discussion and Analysis included in this report.

In reliance on the review and discussion referred to above, our compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008, and our proxy statement on Schedule 14A to be filed in connection with our 2009 annual meeting of stockholders, each of which has been or will be filed with the SEC.

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such acts. This report is provided by the following independent directors, who constitute the committee:

Gary T. Wescombe, Chair
W. Bradley Blair, II
Warren D. Fix

Summary Compensation Table

The summary compensation table below reflects the total compensation earned by Mr. Peters, our Chief Executive Officer and President for the year ended December 31, 2008. We did not employ any other officer for the year ended December 31, 2008.

					All Other
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Compensation ($)(3)	Total ($)

Scott D. Peters
Chief Executive Officer and President	2008	148,333	58,333	17,037	2,252	225,955

(1)	Reflects (a) $90,000 received pursuant to Mr. Peters’ consulting arrangement with us from August 1, 2008, through October 31, 2008, and (b) $58,333 received as base salary pursuant to his employment agreement from November 1, 2008, through December 31, 2008.

(2)	The amounts in this column represent the proportionate amount of the total fair value of stock awards recognized by us in 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amount included in the table includes the amount recorded as expense in our statement of operations for the year ended December 31, 2008. The fair values of these awards and the amounts expensed in 2008 were determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS No. 123(R).

(3)	Reflects our payment of Mr. Peters’ monthly premium for two months under COBRA for participation in Grubb & Ellis’s group medical, dental, vision and/or prescription drug plans.

Grants of Plan-Based Awards

The following table presents information concerning plan-based awards granted to Mr. Peters for the year ended December 31, 2008.

Grants of Plan-Based Awards For Fiscal Year 2008

		All Other Stock	Grant Date Fair
		Awards: Number of	Value of Stock and
		Shares of Stock or	Option Awards
Name	Grant Date	Units (#)(1)	($)(2)

Scott D. Peters	11/14/08	40,000	400,000

(1)	Reflects shares of restricted common stock granted to Mr. Peters under our 2006 Incentive Plan.

(2)	Reflects the grant date fair value of Mr. Peters’ restricted stock award, determined pursuant to SFAS No. 123(R). The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering.

Outstanding Equity Awards

The following table presents information concerning outstanding equity awards held by Mr. Peters as of December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

Stock Awards
	Number of Shares or Units of		Market Value of Shares or
	Stock That Have		Units of Stock That Have Not
Name	Not Vested (#)		Vested ($)(2)

Scott D. Peters	40,000	(1)	400,000

(1)	Reflects shares of restricted common stock granted to Mr. Peters on November 14, 2008, which will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date.

(2)	Calculated using the per share price of shares of our common stock as of the close of business on December 31, 2008 ($10.00).

Potential Payments Upon Termination or Change in Control

Benefits Upon Termination of Employment.  Our employment agreement with Mr. Peters provides that in the event that, during the two-year employment period, we terminate his employment other than for cause or disability (as such terms are defined in the employment agreement), Mr. Peters will be entitled to receive a lump sum severance payment equal to 50.0% of his annual base salary and a payment equal to a pro-rata portion of his annual bonus for the year in which his date of termination occurs. In addition, pursuant to the terms of his restricted stock award on November 14, 2008, his shares of restricted common stock will become fully vested upon his termination of employment by reason of death or disability. If Mr. Peters voluntarily terminates his employment, retires or if we terminate him for cause, he is not entitled to any payments or benefits under any plan or arrangement of our Company.

The following table summarizes the approximate value of the termination payments and benefits that Mr. Peters would receive if his employment had terminated at the close of business on December 31, 2008.

Termination of Employment By our Company other than for Cause or Disability	$233,333(1)
Termination of Employment By Reason of Death or Disability	$400,000(2)

(1)	Reflects (a) a payment equal to a pro-rata portion of his annual bonus for 2008 ($58,333), and (b) a lump sum cash severance payment equal to 50% of his current annual base salary ($175,000).

(2)	Reflects the value of Mr. Peters’ unvested restricted stock award which, pursuant to our 2006 Incentive Plan, vests upon his termination of employment by reason of death or disability. The restricted stock award is valued based upon the price of our common stock on December 31, 2008 ($10.00).

Benefits Upon Change in Control.  Pursuant to the terms of our 2006 Incentive Plan, if a change in control of our Company had occurred on December 31, 2008, Mr. Peters’ shares of restricted common stock would have become fully vested, regardless of whether his employment was terminated. The value of Mr. Peters’ unvested restricted stock award is $400,000, based upon the price of our common stock on December 31, 2008 ($10.00).

2008 Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan, our independent directors received the following forms of compensation during 2008:

•	Annual Retainer. Our independent directors receive an annual retainer of $36,000.

•	Meeting Fees. Our independent directors receive $1,000 for each board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone. An additional $500 is paid to the audit committee chair for each audit committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•	Equity Compensation. Upon initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock, and an additional 2,500 shares of restricted common stock upon his or her subsequent election each year. The shares of restricted common stock vest as to 20% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•	Expense Reimbursement. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors.

Independent directors do not receive other benefits from us. Our non-independent director, Mr. Peters, does not receive any compensation in connection with his service as a director of our Company.

The following table sets forth the compensation earned by our independent directors for the year ended December 31, 2008:

	Fees Earned
	or Paid in Cash	Stock Awards
Name	($)(1)	($)(2)	Total ($)

W. Bradley Blair, II	54,000	22,681	76,681
Maurice J. DeWald	55,000	22,681	77,681
Warren D. Fix	53,000	22,681	75,681
Larry L. Mathis	49,000	22,681	71,681
Gary T. Wescombe	52,500	22,681	75,181

(1)	Consists of the amounts described below:

	Basic Annual	Meeting
	Retainer	Fees
Name	($)	($)

Blair	36,000	18,000
DeWald	36,000	19,000
Fix	36,000	17,000
Mathis	36,000	13,000
Wescombe	36,000	16,500

(2)	The amounts in this column represent the proportionate amount of the total fair value of stock awards we recognized in 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amounts included in the table for each award include the amount recorded as expense in our statement of operations for the year ended December 31, 2008. The fair values of these awards and the amounts expensed in 2008 were determined in accordance with SFAS No. 123(R).

The following table shows the shares of restricted common stock awarded to each independent director for the year ended December 31, 2008, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

			Full Grant
		Number of	Date Fair
		Restricted	Value of
Director	Grant Date	Shares (#)	Award ($)

Blair	06/17/08	2,500	25,000
DeWald	06/17/08	2,500	25,000
Fix	06/17/08	2,500	25,000
Mathis	06/17/08	2,500	25,000
Wescombe	06/17/08	2,500	25,000

The following table shows the aggregate number of nonvested shares of restricted common stock held by each independent director as of December 31, 2008:

Nonvested
Director	Restricted Stock (#)

Blair	5,500
DeWald	5,500
Fix	5,500
Mathis	6,500
Wescombe	5,500

Key Changes to the Director Compensation Program for 2009.  On December 30, 2008, we amended the 2006 Independent Directors Compensation Plan as follows, which amendments became effective as of January 1, 2009:

•	Annual Retainer. The annual retainer for independent directors was increased to $50,000.

•	Annual Retainer, Committee Chairman. The chairman of each board committee (including the audit committee, the compensation committee, the nominating and corporate governance committee and the investment committee) will receive an additional annual retainer of $7,500.

•	Meeting Fees. The meeting fee for each board meeting attended in person of by telephone was increased from $1,000 to $1,500 and the meeting fee for each committee meeting attended in person or by telephone was increased from $500 to $1,000.

•	Equity Compensation. Each independent director will receive a grant of 5,000 shares of restricted common stock upon each re-election to the board, rather than 2,500 shares.

We amended the 2006 Independent Directors Compensation Plan primarily as a result of two factors. First, in connection with our transition to self-management, our board of directors is required to spend a substantially greater amount of time overseeing our company and the transition. As a result, we believed that a greater level of compensation was appropriate. Second, our board reviewed a survey from an independent consultant of the compensation paid to the independent directors of both traded and non-traded REITs and determined that our prior compensation structure was below average. As amended, we believe our compensation to be paid to our independent directors is consistent with the average compensation paid to independent directors of traded and non-traded REITs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2008, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe, all of whom are independent directors, served on our compensation committee. None of them was an officer or employee of our Company in 2008 or any time prior thereto. During 2008, none of the members of the compensation committee had any relationship with our Company requiring disclosure under Item 404 of

Regulation S-K. None of our executive officers served as a member of the board of directors or compensation committee, or similar committee, of any other company whose executive officer(s) served as a member of our board of directors or our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 13, 2009, the number of shares of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our named executive officers and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 91,264,688 shares of our common stock outstanding as of March 13, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Scott D. Peters(2)	40,000	*
Shannon K S Johnson(3)	—	*
W. Bradley Blair, II(2)	10,000	*
Maurice J. DeWald(2)	10,000	*
Warren D. Fix(2)	11,371	*
Larry L. Mathis(2)	15,525	*
Gary T. Wescombe(2)	10,000	*

All directors and executive officers as a group (9 persons)	96,896	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Grubb & Ellis Healthcare REIT, Inc., The Promenade, 16427 North Scottsdale Road, Suite 440, Scottsdale, Arizona 85254, except for Shannon K S Johnson, whose address is 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Includes vested and non-vested shares of restricted common stock.

(3)	Served as our Chief Financial Officer until March 2009.

EQUITY COMPENSATION PLAN INFORMATION

Under the terms of our 2006 Incentive Plan, as amended January 1, 2009, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares.

	Number of Securities		Number of
	to be Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for Future
Plan Category	Warrants and Rights	Warrants and Rights	Issuance

Equity compensation plans approved by security holders(1)	—	—	1,910,000
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,910,000

(1)	On September 20, 2006, October 4, 2006, April 12, 2007, June 12, 2007 and June 17, 2008, we granted 15,000 shares, 5,000 shares, 5,000 shares, 12,500 shares and 12,500 shares, respectively, of restricted common stock, as defined in our 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan. On November 14, 2008, we also granted 40,000 shares of restricted common stock to Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, under our 2006 Incentive Plan. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

Some of our executive officers are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities.

Grubb & Ellis Realty Investors, which is an indirect wholly owned subsidiary of our sponsor Grubb & Ellis, owns a 75.0% managing member interest in our advisor. Grubb & Ellis Healthcare Management, LLC owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Healthcare Management, LLC include Andrea R. Biller, our Executive Vice President and Secretary, our advisor’s Executive Vice President, Grubb & Ellis’ Executive Vice President, Secretary and General Counsel, NNN Realty Advisors’ Executive Vice President, Secretary, General Counsel and Director, Grubb & Ellis Realty Investors’ Executive Vice President and General Counsel and Grubb & Ellis Securities’ Secretary; and Grubb & Ellis Realty Investors for the benefit of other employees who perform services for us. As of March 27, 2009, Ms. Biller owns an 18.0% membership interest in Grubb & Ellis Healthcare Management, LLC and Grubb & Ellis Realty Investors owns a 64.0%, membership interest in Grubb & Ellis Healthcare Management, LLC. See Item 1. Business — Our Structure for an organizational chart.

Fees and Expenses Paid to Affiliates

See Note 12, Related Party Transactions, to the Consolidated Financial Statements, for a further discussion of our related party transactions.

Certain Conflict Resolution Restrictions and Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to: (1) transactions we enter into with our advisor, our directors or their respective affiliates, (2) certain future offerings and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by Grubb & Ellis and its affiliates. These restrictions and procedures include, among others, the following:

•	Except as otherwise described in our Registration Statement on Form S-11 (File No. 333-133652, effective September 20, 2006) filed with the SEC, or our offering prospectus, we will not accept goods or services from our advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•	We will not purchase or lease any asset (including any property) in which our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to our advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to our advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

•	We will not make any loans to our advisor, any of our directors or any of their respective affiliates. In addition, any loans made to us by our advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our advisor and its affiliates shall be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, as described above.

•	The Advisory Agreement provides that if Grubb & Ellis Realty Investors identifies an opportunity to make an investment in one or more office buildings or other facilities for which greater than 50.0% of the gross leaseable area is leased to, or reasonably expected to be leased to, one or more medical or healthcare related tenants, either directly or indirectly through an affiliate or in a joint venture or other co-ownership arrangement, for itself or for any other Grubb & Ellis program, then Grubb & Ellis Realty Investors will provide us with the first opportunity to purchase such investment. Grubb & Ellis Realty Investors will provide all necessary information related to such investment to our advisor, in order to enable our board of directors to determine whether to proceed with such investment. Our advisor will present the information to our board of directors within three business days of receipt from Grubb & Ellis Realty Investors. If our board of directors does not affirmatively authorize our advisor to proceed with the investment on our behalf within seven days of receipt of such information from our advisor, then Grubb & Ellis Realty Investors may proceed with the investment opportunity for its own account or offer the investment opportunity to any other person or entity. This right of first opportunity will remain in effect after the end of our offering so long as monies raised by our advisor are available for funding new acquisitions of properties for which our advisor will continue to receive an acquisition fee pursuant to the Advisory Agreement.

•	The Advisory Agreement provides that our advisor and Grubb & Ellis Realty Investors agree to coordinate the timing, marketing and other activities for any new healthcare REIT sponsored by Grubb & Ellis Realty Investors or its affiliates so as not to negatively impact our company. In addition, the equity raising for any new healthcare REIT sponsored by Grubb & Ellis Realty Investors or its affiliates shall not begin until after the end of our offering, provided that consistent with industry practice and standards and without there being any negative impact on our equity raise, such new healthcare REIT may initiate a limited equity raise from a limited broker dealer group, commencing August 1, 2009 or later, to satisfy the escrow requirements applicable to such new healthcare REIT.

Director Independence

We have a six-member board of directors. One of our directors, Scott D. Peters, is affiliated with us and we do not consider him to be an independent director. Our remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our advisor by virtue of: (1) ownership of an interest in our sponsor, our advisor or any of their affiliates, other than the Corporation; (2) employment by our sponsor, our advisor or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor or any of their affiliates; (4) performance of services, other than as a director for us; (5) service as a director or trustee of more than three REITs organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor or any of their affiliates.

Each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP has served as our independent auditors since April 24, 2006 and audited our consolidated financial statements for the years ended December 31, 2008 and 2007.

The following table lists the fees for services billed by our independent auditors for 2008 and 2007:

Services	2008	2007

Audit Fees(1)	$448,000	$428,000
Audit related fees(2)	—	8,000
Tax fees(3)	19,000	2,000
All other fees	—	—

Total	$467,000	$438,000

(1)	Audit fees billed in 2008 and 2007 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offering. These amounts include fees paid by our advisor and its affiliates for costs in connection with our offering and to the extent cumulative other organizational and offering expenses exceed 1.5% of the gross proceeds of our offering, these amounts are not included within our consolidated financial statements, as they are subject to the accounting policy described in Note 11 to the Consolidated Financial Statements, Commitments and Contingencies — Other Organizational and Offering Expenses.

(2)	Audit related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	98
Consolidated Balance Sheets as of December 31, 2008 and 2007	99
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from April 28, 2006 (Date of Inception) through December 31, 2006	100
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008 and 2007 and for the Period from April 28, 2006 (Date of Inception) through December 31, 2006	101
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from April 28, 2006 (Date of Inception) through December 31, 2006	102
Notes to Consolidated Financial Statements	103

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2008 are submitted herewith:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	140

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedule:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	140

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grubb & Ellis Healthcare REIT, Inc.

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Grubb & Ellis Healthcare REIT, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Los Angeles, California
March 27, 2009

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

	December 31,
	2008	2007

ASSETS
Real estate investments:
Operating properties, net	$810,920,000	$352,994,000
Real estate note receivables, net	15,360,000	—
Cash and cash equivalents	128,331,000	5,467,000
Accounts and other receivables, net	5,428,000	1,233,000
Restricted cash	7,747,000	4,605,000
Identified intangible assets, net	134,623,000	62,921,000
Other assets, net	11,514,000	4,392,000

Total assets	$1,113,923,000	$431,612,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$460,762,000	$185,801,000
Line of credit	—	51,801,000
Accounts payable and accrued liabilities	21,919,000	7,983,000
Accounts payable due to affiliates, net	3,063,000	2,356,000
Derivative financial instruments	14,198,000	1,377,000
Security deposits, prepaid rent and other liabilities	4,582,000	1,974,000
Identified intangible liabilities, net	8,128,000	1,639,000

Total liabilities	512,652,000	252,931,000

Commitments and contingencies (Note 11)

Minority interest of limited partner in operating partnership	1,000	—
Minority interest of limited partner — redemption value of $3,133,000 (Note 11)	1,950,000	3,091,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 75,465,437 and 21,449,451 shares issued and outstanding as of December 31, 2008 and 2007, respectively	755,000	214,000
Additional paid-in capital	673,351,000	190,534,000
Accumulated deficit	(74,786,000)	(15,158,000)

Total stockholders’ equity	599,320,000	175,590,000

Total liabilities, minority interest and stockholders’ equity	$1,113,923,000	$431,612,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007 and
for the Period from April 28, 2006 (Date of Inception) through December 31, 2006

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

Revenues:
Rental income	$80,415,000	$17,626,000	$—
Interest income from real estate note receivables	3,000	—	—

Total revenues	80,418,000	17,626,000	—
Expenses:
Rental expenses	28,174,000	6,037,000	—
General and administrative	9,560,000	3,297,000	242,000
Depreciation and amortization	37,398,000	9,790,000	—

Total expenses	75,132,000	19,124,000	242,000

Income (loss) before other income (expense)	5,286,000	(1,498,000)	(242,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(2,000)	(84,000)	—
Interest expense related to mortgage loan payables and line of credit	(21,341,000)	(4,939,000)	—
Loss on derivative financial instruments	(12,821,000)	(1,377,000)	—
Interest and dividend income	469,000	224,000	—

Loss before minority interests	$(28,409,000)	$(7,674,000)	$(242,000)

Minority interests	(39,000)	8,000	—

Net loss	$(28,448,000)	$(7,666,000)	$(242,000)

Net loss per share — basic and diluted	$(0.66)	$(0.77)	$(149.03)

Weighted average number of shares outstanding — basic and diluted	42,844,603	9,952,771	1,622

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008 and 2007 and
for the Period from April 28, 2006 (Date of Inception) through December 31, 2006

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity (Deficit)

BALANCE — April 28, 2006 (Date of Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	200	—	2,000	—	—	2,000
Issuance of vested and nonvested restricted common stock	20,000	—	40,000	—	—	40,000
Amortization of nonvested common stock compensation	—	—	11,000	—	—	11,000
Net loss	—	—	—	—	(242,000)	(242,000)

BALANCE — December 31, 2006	20,200	—	53,000	—	(242,000)	(189,000)
Issuance of common stock	21,130,370	211,000	210,835,000	—	—	211,046,000
Issuance of vested and nonvested restricted common stock	17,500	—	35,000	—	—	35,000
Offering costs	—	—	(23,120,000)	—	—	(23,120,000)
Amortization of nonvested common stock compensation	—	—	61,000	—	—	61,000
Issuance of common stock under the DRIP	281,381	3,000	2,670,000	—	—	2,673,000
Distributions	—	—	—	—	(7,250,000)	(7,250,000)
Net loss	—	—	—	—	(7,666,000)	(7,666,000)

BALANCE — December 31, 2007	21,449,451	214,000	190,534,000	—	(15,158,000)	175,590,000
Issuance of common stock	52,694,439	528,000	525,824,000	—	—	526,352,000
Issuance of vested and nonvested restricted common stock	52,500	—	25,000	—	—	25,000
Offering costs	—	—	(55,146,000)	—	—	(55,146,000)
Amortization of nonvested common stock compensation	—	—	105,000	—	—	105,000
Issuance of common stock under the DRIP	1,378,795	14,000	13,085,000	—	—	13,099,000
Repurchase of common stock	(109,748)	(1,000)	(1,076,000)	—	—	(1,077,000)
Distributions	—	—	—	—	(31,180,000)	(31,180,000)
Net loss	—	—	—	—	(28,448,000)	(28,448,000)

BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	$—	$(74,786,000)	$599,320,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007 and for the Period from
April 28, 2006 (Date of Inception) through December 31, 2006

			Period from
			April 28, 2006
			(Date of Inception)
	Years Ended December 31,		through
	2008	2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,448,000)	$(7,666,000)	$(242,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable and lease inducements)	35,617,000	9,466,000	—
Stock based compensation, net of forfeitures	130,000	96,000	51,000
Loss on property insurance settlements	90,000	—	—
Bad debt expense	442,000	—	—
Change in fair value of derivative financial instruments	12,822,000	1,377,000	—
Minority interests	39,000	(8,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	—	(180,000)
Accounts and other receivables, net	(4,261,000)	(1,114,000)	—
Other assets	(1,076,000)	(655,000)	(3,000)
Accounts payable and accrued liabilities	5,578,000	4,721,000	62,000
Accounts payable due to affiliates, net	(176,000)	927,000	312,000
Security deposits, prepaid rent and other liabilities	(80,000)	(139,000)	—

Net cash provided by operating activities	20,677,000	7,005,000	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(503,638,000)	(380,398,000)	—
Acquisition of real estate note receivables	(15,000,000)	—	—
Acquisition costs related to real estate note receivables	(338,000)	—	—
Capital expenditures	(4,478,000)	(437,000)	—
Restricted cash	(3,142,000)	(4,605,000)	—
Proceeds from insurance settlement	121,000	—	—

Net cash used in investing activities	(526,475,000)	(385,440,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	227,695,000	148,906,000	—
Borrowings on unsecured note payables to affiliate	6,000,000	19,900,000	—
(Payments) borrowings under the line of credit, net	(51,801,000)	51,801,000	—
Payments on mortgage loan payables	(1,832,000)	(151,000)	—
Payments on unsecured note payables to affiliate	(6,000,000)	(19,900,000)	—
Proceeds from issuance of common stock	528,816,000	210,937,000	2,000
Deferred financing costs	(3,688,000)	(2,496,000)	—
Security deposits	127,000	35,000	—
Repurchase of common stock	(1,077,000)	—	—
Minority interest contributions to our operating partnership	—	—	200,000
Payment of offering costs	(54,339,000)	(22,009,000)	—
Distributions	(14,943,000)	(3,323,000)	—
Distributions to minority interest limited partner	(296,000)	—	—

Net cash provided by financing activities	628,662,000	383,700,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	122,864,000	5,265,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	5,467,000	202,000	—

CASH AND CASH EQUIVALENTS — End of period	$128,331,000	$5,467,000	$202,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,323,000	$4,328,000	$—
Income taxes	$45,000	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,112,000	$609,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties and note receivables:
Accounts and other receivables, net	$—	$10,000	$—
Other assets, net	$415,000	$715,000	$—
Mortgage loan payables, net	$48,989,000	$37,039,000	$—
Accounts payable and accrued liabilities	$2,542,000	$1,459,000	$—
Accounts payable due to affiliates, net	$77,000	$5,000	$—
Security deposits, prepaid rent and other liabilities	$2,416,000	$1,952,000	$—
Minority interests	$—	$2,899,000	$—
Financing Activities:			—
Issuance of common stock under the DRIP	$13,099,000	$2,673,000	$—
Distributions declared but not paid	$4,393,000	$1,254,000	$—
Accrued offering costs	$1,918,000	$1,111,000	$—
Accrued deferred financing costs	$29,000	$—	$—
Receivable from transfer agent for issuance of common stock	$—	$109,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 and for the Period from April 28, 2006
(Date of Inception) through December 31, 2006

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We may also invest in other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. We will sell shares in our offering until the earlier of September 20, 2009, or the date on which the maximum amount has been sold. As of December 31, 2008, we had received and accepted subscriptions in our offering for 73,824,809 shares of our common stock, or $737,398,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., or our operating partnership. We are currently externally advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Our advisor is affiliated with us in that we and our advisor have a common officer, who also owns an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

The Advisory Agreement expires on September 20, 2009. Our main objectives in amending the Advisory Agreement on November 14, 2008 were to reduce acquisition and asset management fees and to set the framework for our transition to self-management. Under the Advisory Agreement, as amended November 14, 2008, our advisor agreed to use reasonable efforts to cooperate with us as we pursue a self-management program. Upon or prior to completion of our transition to self-management and/or the termination of the Advisory Agreement, we will no longer be advised by our advisor or consider our company to be sponsored by Grubb & Ellis Company, or Grubb & Ellis.

Self-management is a corporate model based on internal management rather than external management. In general, non-traded REITs are externally managed. With external management, a REIT is dependent upon an external advisor. An externally-managed REIT typically pays acquisition fees, asset management fees, property management fees and other fees to its advisor for services provided as we do under our Advisory Agreement. In contrast, under our self-management program, we will be managed internally by our management team led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, under the direction of our board of directors. With a self-managed REIT, fees paid to third parties are expected to be substantially reduced. By pursuing self-management, we have effectively eliminated the potential need for us to pay any fee to our advisor in the future to “internalize” certain of the functions that

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they currently provide to us. The Advisory Agreement, as amended November 14, 2008, recognizes our self-management as the alternative to internalization.

The Advisory Agreement, as amended November 14, 2008, also resulted in the substantial reduction of the acquisition fees and the asset management fees payable to our advisor, potentially offsetting the various costs of self-management. Upon completion of our transition to self-management, we will no longer be advised by our advisor or consider our company to be sponsored by Grubb & Ellis Company, or Grubb & Ellis.

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

As of December 31, 2008, we owned 41 geographically diverse properties comprising 5,156,000 square feet of gross leasable area, or GLA, and one real estate related asset, for an aggregate purchase price of $966,416,000.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2008 and 2007, we owned a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of December 31, 2008 and 2007, owned a 0.01% limited partnership interest in our operating partnership. Our advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with Statement of Financial Accounting Standards, or SFAS No. 13, Accounting for Leases, or SFAS No. 13, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue No. 99-19. Issue No. 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As December 31, 2008 and 2007, we had $416,000 and $7,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2008 and 2007, $442,000 and $11,000, respectively, of receivables was directly written off to bad debt expense. For the period from April 28, 2006 (Date of Inception) through December 31, 2006, there was no bad debt expense recorded.

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

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

As of December 31, 2008 and 2007, we did not have any properties held for sale.

Purchase Price Allocation

In accordance with SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of other intangible assets acquired is further allocated to in place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Operating Properties, Net

Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 241 months, respectively. Furniture, fixtures and equipment is depreciated over five years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, there were no impairment losses recorded.

Derivative Financial Instruments

We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Derivatives are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statements of operations in the period of change.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Other Assets, Net

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

Stock Compensation

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 14, Stockholders’ Equity (Deficit) — 2006 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under our 2006 Incentive Plan.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests

Minority interests relate to the interests in our consolidated entities that are not wholly owned by us.

Income Taxes

We have qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to stockholders.

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. We adopted FIN No. 48 effective January 1, 2007, and as a result we did not have any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We follow FIN No. 48 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return.

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare related facilities, quality commercial office properties and other real estate related assets. Our investments in real estate and real estate related assets are geographically diversified and management evaluates operating performance on an individual portfolio level. However, as each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (see Note 8, Derivative Financial Instruments). We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The implementation of FSP SFAS No. FAS 157-2 did not have and is not anticipated to have a material effect on the methods or processes we use to value these non-financial assets and non-financial liabilities or information disclosed.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard was prohibited. We have adopted SFAS No. 141(R) and SFAS No. 160 on a prospective basis on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated statements of operations or cash flows. However, we are currently evaluating whether the adoption of SFAS No. 160 could have a material impact on the consolidated balance sheets and statements of stockholders’ equity. The adoption of SFAS No. 141(R) will have a material impact on our results of operations when we acquire real estate properties.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods with early application encouraged. We adopted SFAS No. 161 on a prospective basis on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS No. 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS No. 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We have adopted FSP SFAS No. 142-3 on a prospective basis on January 1, 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF No. 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. FSP EITF No. 03-6-1 is effective for quarterly interim periods beginning after December 15, 2008, and fiscal years that include those quarterly interim periods. Early adoption was prohibited. We have adopted FSP EITF No. 03-6-1 on a prospective basis on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our consolidated financial statements because we do not have any material share-based payment transactions.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Land	$107,389,000	$52,428,000
Building and improvements	728,171,000	305,150,000
Furniture and equipment	10,000	5,000

	835,570,000	357,583,000

Less: accumulated depreciation	(24,650,000)	(4,589,000)

	$810,920,000	$352,994,000

Depreciation expense for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $20,487,000, $4,616,000 and $0, respectively.

Property Acquisitions in 2008

During the year ended December 31, 2008, we completed the acquisition of 21 properties. The aggregate purchase price of these properties was $542,976,000, of which $254,135,000 was initially financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank (see Note 9), and $6,000,000 was initially financed through an unsecured note payable to NNN Realty Advisors (see Note 7). A portion of the aggregate purchase price for these acquisitions was also initially financed or subsequently secured by $278,477,000 in mortgage loan payables. We paid $16,001,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions.

					Borrowings Incurred in
					Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payable	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate

Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	02/01/08	100%	$36,950,000	$22,000,000	$16,000,000	$—	$1,109,000
Fort Road Medical Building	St. Paul, MN	03/06/08	100%	8,650,000	5,800,000	3,000,000	—	260,000
Liberty Falls Medical Plaza	Liberty Township, OH	03/19/08	100%	8,150,000	—	7,600,000	—	245,000
Epler Parke Building B	Indianapolis, IN	03/24/08	100%	5,850,000	3,861,000	6,100,000	—	176,000
Cypress Station Medical Office Building	Houston, TX	03/25/08	100%	11,200,000	7,300,000	4,500,000	—	336,000
Vista Professional Center	Lakeland, FL	03/27/08	100%	5,250,000	—	5,300,000	—	158,000
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	Various	100%	39,600,000	24,800,000	14,800,000	6,000,000	1,188,000
Amarillo Hospital	Amarillo, TX	05/15/08	100%	20,000,000	—	20,000,000	—	600,000
5995 Plaza Drive	Cypress, CA	05/29/08	100%	25,700,000	16,830,000	26,050,000	—	771,000
Nutfield Professional Center	Derry, NH	06/03/08	100%	14,200,000	8,808,000	14,800,000	—	426,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Borrowings Incurred in
					Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payable	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate

SouthCrest Medical Plaza	Stockbridge, GA	06/24/08	100%	21,176,000	12,870,000	—	—	635,000
Medical Portfolio 3	Indianapolis, IN	06/26/08	100%	90,100,000	58,000,000	32,735,000	—	2,703,000
Academy Medical Center	Tucson, AZ	06/26/08	100%	8,100,000	5,016,000	8,200,000	—	243,000
Decatur Medical Plaza	Decatur, GA	06/27/08	100%	12,000,000	7,900,000	12,600,000	—	360,000
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	Various	100%	44,800,000	30,304,000	—	—	1,344,000
Renaissance Medical Centre	Bountiful, UT	06/30/08	100%	30,200,000	20,495,000	—	—	906,000
Oklahoma City Medical Portfolio	Oklahoma City, OK	09/16/08	100%	29,250,000	—	29,700,000	—	878,000
Medical Portfolio 4	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	Various	100%	48,000,000	29,989,000	40,750,000	—	1,440,000
Mountain Empire Portfolio	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	09/12/08	100%	25,500,000	17,304,000	12,000,000	—	765,000
Mountain Plains Portfolio	San Antonio and Webster, TX	12/18/08	100%	43,000,000	—	—	—	1,075,000
Marietta Health Park	Marietta, GA	12/22/08	100%	15,300,000	7,200,000	—	—	383,000

Total				$542,976,000	$278,477,000	$254,135,000	$6,000,000	$16,001,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payable to affiliate evidenced by an unsecured promissory note. Our unsecured note payable to affiliate bears interest at a fixed rate and requires monthly interest-only payments for the term of the unsecured note payable to affiliate.

Property Acquisitions in 2007

During the year ended December 31, 2007, we completed the acquisition of 20 properties. The aggregate purchase price of these properties was $408,440,000, of which $115,471,000 was initially financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, or our secured revolving line of credit with LaSalle and KeyBank (see Note 9), and $19,900,000 was initially financed through unsecured note payables to NNN Realty Advisors (see Note 7). A portion of the aggregate purchase price for these acquisitions was also initially financed or subsequently secured by $186,050,000 in mortgage loan payables. We paid $12,255,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Borrowings Incurred in
					Connection with the Acquisition			Acquisition
					Mortgage	Line	Unsecured	Fee to our
		Date	Ownership	Purchase	Loan	of	Note Payables	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	to Affiliate(3)	its Affiliate

Southpointe Office Parke and Epler Parke I(4)	Indianapolis, IN	01/22/07	100%	$14,800,000	$9,146,000	$—	$5,115,000	$444,000
Crawfordsville Medical Office Park and Athens Surgery Center(4)	Crawfordsville, IN	01/22/07	100%	6,900,000	4,264,000	—	2,385,000	207,000
The Gallery Professional Building(4)	St. Paul, MN	03/09/07	100%	8,800,000	6,000,000	—	1,000,000	264,000
Lenox Office Park, Building G(4)	Memphis, TN	03/23/07	100%	18,500,000	12,000,000	—	—	555,000
Commons V Medical Office Building	Naples, FL	04/24/07	100%	14,100,000	10,000,000	—	—	423,000
Yorktown Medical Center and Shakerag Medical Center	Fayetteville and Peachtree City, GA	05/02/07	100%	21,500,000	13,530,000	—	—	645,000
Thunderbird Medical Plaza	Glendale, AZ	05/15/07	100%	25,000,000	14,000,000	—	—	750,000
Triumph Hospital Northwest and Triumph Hospital Southwest	Houston and Sugar Land, TX	06/08/07	100%	36,500,000	—	—	4,000,000	1,095,000
Gwinnett Professional Center	Lawrenceville, GA	07/27/07	100%	9,300,000	5,734,000	—	—	279,000
1 and 4 Market Exchange	Columbus, OH	08/15/07	100%	21,900,000	14,500,000	—	—	657,000
Kokomo Medical Office Park	Kokomo, IN	08/30/07	100%	13,350,000	8,300,000	—	1,300,000	401,000
St. Mary Physicians Center	Long Beach, CA	09/05/07	100%	13,800,000	8,280,000	—	6,100,000	414,000
2750 Monroe Boulevard	Valley Forge, PA	09/10/07	100%	26,700,000	—	27,870,000	—	801,000
East Florida Senior	Jacksonville, Winter
Care Portfolio	Park and Sunrise, FL	09/28/07	100%	52,000,000	30,500,000	11,000,000	—	1,560,000
Northmeadow Medical Center	Roswell, GA	11/15/07	100%	11,850,000	8,000,000	12,400,000	—	356,000
Tucson Medical Office Portfolio	Tucson, AZ	11/20/07	100%	21,050,000	—	22,000,000	—	632,000
Lima Medical Office Portfolio	Lima, OH	12/07/07	100%	25,250,000	—	26,000,000	—	758,000
Highlands Ranch Medical Plaza	Highlands Ranch, CO	12/19/07	100%	14,500,000	8,853,000	2,901,000	—	435,000
Chesterfield Rehabilitation Center	Chesterfield, MO	12/20/07	80.0%	36,440,000	22,000,000	12,800,000	—	1,093,000
Park Place Office Park	Dayton, OH	12/20/07	100%	16,200,000	10,943,000	500,000	—	486,000

Total				$408,440,000	$186,050,000	$115,471,000	$19,900,000	$12,255,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payables to affiliate evidenced by unsecured promissory notes. Our unsecured note payables to affiliate bears interest at a fixed rate and require monthly interest-only payments for the term of the unsecured note payables to affiliate.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	This property was acquired from an affiliate and as such an independent appraiser was engaged to value the property and the transaction was approved and determined by a majority of our board of directors, including a majority of our independent directors, as fair and reasonable to us, and at a price no greater than the cost of the investment to our affiliate or the property’s appraised value.

4.	Real Estate Note Receivables, Net

On December 31, 2008, we acquired a real estate related asset in four note receivables secured by two buildings located in Phoenix, Arizona and Berwyn, Illinois, or the Presidential Note Receivable, for a total purchase price of $15,000,000, plus closing costs. We acquired the real estate related asset from an unaffiliated third party. We financed the purchase price of the real estate related asset with funds raised through our offering. An acquisition fee of $225,000, or approximately 1.5% of the purchase price, was paid to our advisor and its affiliate.

Real estate note receivables, net consisted of the following as of December 31, 2008 and 2007:

Property Name				December 31,
Location of Property	Property Type	Interest Rate	Maturity Date	2008	2007

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	$7,500,000	$—
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	7,500,000	—
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	3,750,000	—
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	1,250,000	—

Total real estate note receivable				20,000,000	—
Add: Note receivable closing costs				360,000	—
Less: discount				(5,000,000)	—

Real estate note receivables, net				$15,360,000	$—

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

In place leases, net of accumulated amortization of $13,350,000 and $3,326,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 91 months and 79 months as of December 31, 2008 and 2007, respectively).	$55,144,000	$25,540,000
Above market leases, net of accumulated amortization of $1,513,000 and $265,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 99 months and 119 months as of December 31, 2008 and 2007, respectively).	10,482,000	3,083,000
Tenant relationships, net of accumulated amortization of $6,479,000 and $1,527,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 140 months and 140 months as of December 31, 2008 and 2007, respectively).	64,881,000	31,184,000
Leasehold interests, net of accumulated amortization of $45,000 and $3,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 982 months and 1,071 months as of December 31, 2008 and 2007, respectively).	3,998,000	3,114,000
Master lease, net of accumulated amortization of $231,000 and $0 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 8 months and 0 months as of December 31, 2008 and 2007, respectively).	118,000	—

	$134,623,000	$62,921,000

Amortization expense recorded on the identified intangible assets for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $18,229,000, $5,435,000 and $0, respectively, which included $1,369,000, $265,000 and $0, respectively, of amortization recorded against rental income for above market leases and $42,000, $3,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests.

Estimated amortization expense on the identified intangible assets as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$20,897,000
2010	$17,882,000
2011	$15,140,000
2012	$13,802,000
2013	$11,897,000
Thereafter	$55,005,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Deferred financing costs, net of accumulated amortization of $1,461,000 and $170,000 as of December 31, 2008 and 2007, respectively	$4,751,000	$2,334,000
Lease commissions, net of accumulated amortization of $99,000 and $7,000 as of December 31, 2008 and 2007, respectively	1,009,000	275,000
Lease inducements, net of accumulated amortization of $107,000 and $19,000 as of December 31, 2008 and 2007, respectively	753,000	773,000
Deferred rent receivable	3,928,000	534,000
Prepaid expenses and deposits	1,073,000	476,000

	$11,514,000	$4,392,000

Amortization expense recorded on deferred financing costs, lease commissions, lease inducements and note receivable closing costs for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $1,472,000, $196,000 and $0, respectively, of which $1,291,000, $170,000 and $0, respectively, of amortization was recorded as interest expense for deferred financing costs and $88,000, $19,000 and $0, respectively, of amortization was recorded against rental income for lease inducements and note receivable closing costs.

Estimated amortization expense on the deferred financing costs, lease commissions and lease inducements as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$2,152,000
2010	$1,803,000
2011	$860,000
2012	$411,000
2013	$366,000
Thereafter	$921,000

7.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables, Net

Mortgage loan payables were $462,542,000 ($460,762,000, net of discount) and $185,899,000 ($185,801,000, net of discount) as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.90% to 12.75% per annum and a weighted average effective interest rate of 4.07% per annum. As of December 31, 2008, we had $141,058,000 ($139,278,000, net of discount) of fixed rate debt, or 30.5% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $321,484,000 of variable rate debt, or 69.5% of mortgage loan payables, at a weighted average interest rate of 3.33% per annum. As of December 31, 2007, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.52% to 6.78% per annum and a weighted average effective interest rate of 6.07% per annum. As of December 31, 2007, we had $90,919,000 ($90,821,000 net of discount) of fixed rate debt, or 48.9% of mortgage loan payables, at a weighted average interest rate of 5.79% per annum and $94,980,000 of variable rate debt, or 51.1% of mortgage loan payables, at a weighted average interest rate of 6.35% per annum.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2008 and 2007, we were in compliance with all such covenants and requirements.

Mortgage loan payables, net consisted of the following as of December 31, 2008 and 2007:

				December 31,
Property/ Loan	Interest Rate		Maturity Date	2008		2007

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,939,000		10,000,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,604,000		5,699,000
St. Mary Physicians Center	5.80%		09/04/09	8,280,000		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,866,000		8,000,000
Medical Porfolio 2	5.91%		07/01/13	14,408,000		—
Renaissance Medical Centre	5.38%		09/01/15	19,078,000		—
Renaissance Medical Centre	12.75%		09/01/15	1,245,000		—
Medical Porfolio 4	5.50%		06/01/19	6,771,000		—
Medical Porfolio 4	6.18%		06/01/19	1,727,000		—
Marietta Health Park	5.11%		11/01/15	7,200,000		—

				141,058,000		90,919,000
Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(a)	03/31/10	24,800,000	(b)	—
1 and 4 Market Exchange	1.93	%(a)	09/30/10	14,500,000	(b)	14,500,000	(c)
East Florida Senior Care Portfolio	1.90	%(a)	10/01/10	29,917,000	(b)	30,384,000	(c)
Kokomo Medical Office Park	1.98	%(a)	11/30/10	8,300,000	(b)	8,300,000	(c)
Chesterfield Rehabilitation Center	3.54	%(a)	12/30/10	22,000,000	(b)	22,000,000	(c)
Park Place Office Park	2.13	%(a)	12/31/10	10,943,000	(b)	10,943,000	(c)
Highlands Ranch Medical Plaza	2.13	%(a)	12/31/10	8,853,000	(b)	8,853,000	(c)
Medical Portfolio 1	2.26	%(a)	02/28/11	21,340,000	(b)	—
Fort Road Medical Building	3.09	%(a)	03/06/11	5,800,000	(b)	—
Medical Portfolio 3	3.69	%(a)	06/26/11	58,000,000	(b)	—
SouthCrest Medical Plaza	2.78	%(a)	06/30/11	12,870,000	(b)	—
Wachovia Pool Loan(d)	4.65	%(a)	06/30/11	50,322,000	(b)	—
Cypress Station Medical Office Building	2.26	%(a)	09/01/11	7,235,000	(b)	—
Medical Portfolio 4	3.25	%(a)	09/24/11	21,400,000	(b)	—
Decatur Medical Plaza	3.25	%(a)	09/26/11	7,900,000	(b)	—
Mountain Empire Portfolio	3.97	%(a)	09/28/11	17,304,000	(b)	—

				321,484,000		94,980,000

Total fixed and variable debt				462,542,000		185,899,000

Less: discount				(1,780,000)		(98,000)

Mortgage loan payables, net				$460,762,000		$185,801,000

(a)	Represents the interest rate in effect as of December 31, 2008.

(b)	As of December 31, 2008, we had variable rate mortgage loans on 20 of our properties with effective interest rates ranging from 1.90% to 4.75% per annum and a weighted average effective interest rate of 3.33% per annum. However, as of December 31, 2008, we had fixed rate interest rate swaps, ranging from

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.51% to 6.02%, on our variable rate mortgage loan payables on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loan payables.

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

The principal payments due on our mortgage loan payables as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$11,900,000
2010	$123,410,000
2011	$199,029,000
2012	$2,047,000
2013	$15,512,000
Thereafter	$110,644,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010, $64,596,000 have two one year extensions available and $54,717,000 have a one year extension available. Of the amounts maturing in 2011, $180,831,000 have two one year extensions available.

Unsecured Note Payables to Affiliate

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we entered into, and subsequently paid down, the following unsecured note payables with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Date Paid in Full

06/30/08	$6,000,000	12/30/14	4.96%	07/07/08
09/05/07	$6,100,000	03/05/08	6.86%	09/11/07
08/30/07	$1,300,000	03/01/08	6.85%	09/04/07
06/08/07	$4,000,000	12/08/07	6.82%	06/18/07
03/09/07	$1,000,000	09/09/07	6.84%	03/28/07
01/22/07	$7,500,000	07/22/07	6.86%	03/28/07

The unsecured note payables to affiliate bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured note payables to affiliate. As of December 31, 2008 and 2007, there were no amounts outstanding under the unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the unsecured note payables to affiliate were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

8.	Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with SFAS No. 133 we record derivative financial instruments on our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. SFAS No. 133 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.

As of December 31, 2008 and 2007, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivative financial instruments are recorded in loss on derivative financial instruments in our accompanying consolidated statements of operations.

The following table lists the derivative financial instruments held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(870,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(512,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(480,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(593,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(1,167,000)	Swap	12/30/10
$29,917,000	LIBOR	6.02%	$(1,776,000)	Swap	10/01/10
$21,340,000	LIBOR	5.23%	$(976,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(221,000)	Swap	03/06/11
$7,235,000	LIBOR	4.51%	$(168,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(554,000)	Swap	03/31/10
$50,322,000	LIBOR	5.60%	$(1,797,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(460,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,972,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(936,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(355,000)	Swap	09/26/11
$17,304,000	LIBOR	5.87%	$(1,361,000)	Swap	09/28/13

The following table lists derivative financial instruments held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(306,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(164,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(23,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(65,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(117,000)	Swap	12/30/10
$30,384,000	LIBOR	6.02%	$(702,000)	Swap	10/01/10

As of December 31, 2008 and 2007, the fair value of our derivative financial instruments was $(14,198,000) and $(1,377,000), respectively.

For the years ended December 31, 2008 and 2007 and for the period April 28, 2006 (Date of Inception) through December 31, 2006, we recorded $12,821,000, $1,377,000 and $0, respectively, as an increase to

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense related to the change in the fair value of our derivative financial instruments. See Note 16, Fair Value Measurements for a further discussion of the fair value of our derivative financial instruments.

9.	Line of Credit

We have a loan agreement, or the Loan Agreement, with LaSalle and KeyBank, in which we obtained a secured revolving line of credit with LaSalle and KeyBank in an aggregate maximum principal amount of $80,000,000. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. The maximum principal amount of the Loan Agreement may be increased to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement. The initial maturity date of the Loan Agreement is September 10, 2010, which may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to: (1) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (2) the greater of LaSalle’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (3) a combination of these rates.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (1) a minimum ratio of operating cash flow to interest expense, (2) a minimum ratio of operating cash flow to fixed charges, (3) a maximum ratio of liabilities to asset value, (4) a maximum distribution covenant and (5) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of December 31, 2008 and 2007, we were in compliance with all such covenants and requirements.

As of December 31, 2008 and 2007, borrowings under our secured revolving line of credit with LaSalle and KeyBank totaled $0 and $51,801,000, respectively. Borrowings as of December 31, 2007 bore interest at a weighted average interest rate of 6.93% per annum.

10.	Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Below market leases, net of accumulated amortization of $1,400,000 and $245,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 113 months and 55 months as of December 31, 2008 and 2007, respectively).	$8,128,000	$1,639,000

	$8,128,000	$1,639,000

Amortization expense recorded on the identified intangible liabilities for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 was $1,280,000, $255,000 and $0, respectively, which is recorded to rental income in our accompanying consolidated statements of operations.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense on the identified intangible liabilities as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$1,751,000
2010	$1,441,000
2011	$1,013,000
2012	$841,000
2013	$704,000
Thereafter	$2,378,000

11.	Commitments and Contingencies

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

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of December 31, 2008, our advisor and its affiliates have not incurred other organizational and offering expenses that exceed 1.5% of the gross proceeds of our offering. As of December 31, 2007, our advisor and its affiliates had incurred other organizational and offering expenses of $1,086,000 in excess of 1.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007, however, these expenses were recorded and have been paid in 2008. In the future, to the extent our advisor or its affiliates incur additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our offering, these amounts may become our liability. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Chesterfield Rehabilitation Center

The operating agreement with BD St.  Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. However, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of December 31, 2008 the estimated redemption value is $3,133,000.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.	Related Party Transactions

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

On November 14, 2008, we amended and restated the Advisory Agreement with our advisor and Grubb & Ellis Realty Investors. The Advisory Agreement, as amended November 14, 2008, was effective as of October 24, 2008, and expires on September 20, 2009.

In the aggregate, for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $82,622,000, $38,283,000 and $312,000, respectively, to our advisor or its affiliates as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $36,307,000, $14,568,000 and $0, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13,209,000, $5,382,000 and $0, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $5,630,000, $3,170,000 and $0, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

For the period from September 20, 2006 through October 24, 2008, our advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable.

In connection with the Advisory Agreement, as amended November 14, 2008, the acquisition fee payable to our advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties was reduced from up to 3.0% to an amount determined as follows:

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

The Advisory Agreement, as amended November 14, 2008, also provides that we will pay an acquisition fee in connection with the acquisition of real estate related assets in an amount equal to 1.5% of the amount funded to acquire or originate each such real estate related asset.

Our advisor or its affiliate will be entitled to receive these acquisition fees for real estate and real estate related assets acquired with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, as amended November 14, 2008, subject to certain conditions.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $16,226,000, $12,253,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Through December 31, 2008, acquisition fees are capitalized as part of the purchase price allocations.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are determined to be commercially competitive, fair and reasonable to us by a majority of our directors not interested in the transaction and by a majority of our independent directors not interested in the transaction. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $24,000, $12,000 and $0, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. Through December 31, 2008, acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

For the period from September 20, 2006 through October 24, 2008, our advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock at the option of our advisor or one of its affiliates.

In connection with the Advisory Agreement, as amended November 14, 2008, the monthly asset management fee we pay to our advisor in connection with the management of our assets was reduced from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $6,177,000, $1,590,000 and $0, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the monthly gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $2,372,000, $591,000 and $0, respectively, in property management fees and oversight fees to our advisor and its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

Lease Fee

Our advisor or its affiliates, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $1,248,000, $265,000 and $0, respectively, to Realty and its affiliates in lease fees.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On-site Personnel and Engineering Payroll

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $1,012,000, $162,000 and $0, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors they deem sufficient. For the 12 months ended December 31, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and 81.4%, respectively, for the 12 months ended December 31, 2008.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred on our behalf $278,000, $203,000 and $312,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $130,000, $0 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, our advisor and its affiliates incurred $172,000, $0 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $7,000, $3,000 and $0, respectively, for tax services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

Liquidity Stage

Disposition Fee

Our advisor or its affiliates will be paid, for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such disposition fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of: (1) their initial contributed capital (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation.

For the years ended December 31, 2008 and 2007 and for the period April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distribution.

Subordinated Distribution upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which: (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distribution.

Subordinated Distribution upon Termination

Upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which: (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution if our shares have been listed on a national securities exchange prior to the termination of the Advisory Agreement.

Pursuant to the terms of the Partnership Agreement Amendment, our advisor may elect to defer its right to receive a subordinated distribution from our operating partnership after the termination of the Advisory Agreement subject to certain conditions.

On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. The Partnership Agreement Amendment provides that after the termination of the Advisory Agreement without cause, if there is a listing of our shares of common stock on a national securities exchange or a merger in which our stockholders receive in exchange for shares of our common stock shares of a company that are tracked on a national securities exchange, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which: (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our offering) (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, noncompounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not incur such distribution.

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2008 and 2007:

		December 31,
Entity	Fee	2008	2007

Grubb & Ellis Realty Investors	Operating Expenses	$33,000	$79,000
Grubb & Ellis Realty Investors	Offering Costs	797,000	798,000
Grubb & Ellis Realty Investors	Due Diligence	—	25,000
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	207,000	51,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	103,000	4,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	1,120,000	288,000
Realty	Asset and Property Management Fees	726,000	941,000
Realty	Lease Commissions	77,000	170,000

		$3,063,000	$2,356,000

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we incurred $2,000, $84,000 and $0, respectively, in interest expense to NNN Realty Advisors. See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

13.	Minority Interests

As of December 31, 2008 and 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interests.

In addition, as of December 31, 2008 and 2007, we owned an 80.0% interest in the JV Company that owns the Chesterfield Rehabilitation Center which was purchased on December 20, 2007. As of December 31, 2008 and 2007, the balance was comprised of the minority interest’s initial contribution and 20.0% of the earnings at the Chesterfield Rehabilitation Center. For the year ended December 31, 2008, we recorded a purchase price allocation adjustment related to the Chesterfield Rehabilitation Center.

14.	Stockholders’ Equity (Deficit)

Common Stock

Through December 31, 2008, we granted an aggregate of 90,200 shares of restricted common stock to our independent directors and affiliates pursuant to the terms and conditions of our 2006 Incentive Plan. Through December 31, 2008, we issued 73,824,809 shares of our common stock in connection with our offering and 1,660,176 shares of our common stock under the DRIP, and repurchased 109,748 shares of our common stock under our share repurchase plan. As of December 31, 2008 and 2007, we had 75,465,437 and 21,449,451 shares of our common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2008 and 2007, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our offering. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, $13,099,000, $2,673,000 and $0, respectively, in distributions were reinvested and 1,378,795, 281,381 and 0 shares of our common stock, respectively, were issued under the DRIP. As of December 31, 2008 and 2007, a total of $15,772,000 and $2,673,000, respectively, in distributions were reinvested and 1,660,176 and 281,381 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for share repurchases by us when certain criteria are met by the requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP.

Our board of directors adopted and approved certain amendments to our share repurchase plan which became effective August 25, 2008. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended share repurchase plan, redemption prices range from $9.25 per share, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the previous share repurchase plan, stockholders could only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering.

For the year ended December 31, 2008, we repurchased 109,748 shares of our common stock, for an aggregate amount of $1,077,000. During the year ended December 31, 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not repurchase any share of our common stock.

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

On September 20, 2006 and October 4, 2006, we granted an aggregate of 15,000 shares and 5,000 shares, respectively, of restricted common stock, as defined in our 2006 Incentive Plan, to our independent directors under the 2006 Independent Director Compensation Plan. On April 12, 2007, we granted 5,000 shares of restricted common stock to our newly appointed independent director. On each of June 12, 2007 and June 17, 2008, in connection with their re-election, we granted 12,500 shares of restricted common stock in the aggregate to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

On November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of, our 2006 Incentive Plan. The shares of restricted common stock will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date.

The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we recognized compensation expense of $130,000, $96,000 and $51,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2008 and 2007, there was $623,000 and $228,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2008, this expense is expected to be recognized over a remaining weighted average period of 2.8 years.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, the fair value of the nonvested shares of restricted common stock was $685,000 and $260,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2008, 2007 and 2006, and the changes for the period from April 28, 2006 (Date of Inception) through December 31, 2006, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — April 28, 2006 (Date of Inception)	—	$—
Granted	20,000	10.00
Vested	(4,000)	10.00
Forfeited	—	—

Balance — December 31, 2006	16,000	10.00
Granted	17,500	10.00
Vested	(7,500)	10.00
Forfeited	—	—

Balance — December 31, 2007	26,000	10.00
Granted	52,500	10.00
Vested	(10,000)	10.00
Forfeited	—	—

Balance — December 31, 2008	68,500	$10.00

Expected to vest — December 31, 2008	68,500	$10.00

15.	Subordinated Participation Interest

On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our advisor may elect to defer its right to receive a subordinated distribution from our operating partnership after the termination of the Advisory Agreement, subject to certain conditions.

The Partnership Agreement Amendment provides that after the termination of the Advisory Agreement if there is a listing of our shares on a national securities exchange or a merger in which our stockholders receive in exchange for shares of our common stock shares of a company that are tracked on a national securities exchange, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which: (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our offering) (less amounts paid to redeem shares of our common stock pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, or an other liquidity event, then our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of: (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date.

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we have not recorded any charges to earnings related to the subordinated participation interest.

16.	Fair Value of Financial Instruments

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, or SFAS No. 107.

Financial Instruments Reported at Fair Value

Cash and Cash Equivalents

We invest in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets for identical securities.

Derivative Financial Instruments

Currently, we use interest rate swaps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities at fair value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$110,330,000	$—	$—	$110,330,000

Total assets at fair value	$110,330,000	$—	$—	$110,330,000

Liabilities
Derivative financial instruments	$—	$(14,198,000)	$—	$(14,198,000)

Total liabilities at fair value	$—	$(14,198,000)	$—	$(14,198,000)

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

Financial Instruments Disclosed at Fair Value

SFAS No. 107 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under SFAS No. 157.

Our consolidated balance sheets include the following financial instruments: real estate note receivables, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loan payables, net and borrowings under the line of credit.

The carrying value of our note receivables, net reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities. We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, net and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates, net is not determinable due to the related party nature.

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of December 31, 2008, the fair value of the mortgage loan payables was $456,606,000, compared to the carrying value of $460,762,000. As of December 31, 2007, the fair value of the mortgage loan payables was $181,067,000, compared to the carrying value of $185,801,000. The fair value of our secured revolving line of credit with LaSalle and KeyBank as of December 31, 2008 and 2007 was $0 and $51,801,000, compared to a carrying value of $0 and $51,801,000.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008		2007		2006

Ordinary income	$5,879,000	21.0%	$915,000	15.3%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	22,163,000	79.0	5,081,000	84.7	—	—

	$28,042,000	100%	$5,996,000	100%	$—	—%

18.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2037 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$83,797,000
2010	$77,291,000
2011	$68,364,000
2012	$62,464,000
2013	$50,866,000
Thereafter	$213,320,000

Total	$556,102,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2008 and 2007 and the period from April 28, 2006 (Date of Inception) through December 31, 2006, the amount of contingent rent earned by us was not significant.

19.	Business Combinations

For the year ended December 31, 2008, we completed the acquisition of 21 consolidated properties, adding a total of approximately 2,920,000 square feet of GLA to our property portfolio. The aggregate purchase price of the 21 properties was $542,976,000 plus closing costs of $14,213,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our consolidated statements of operations for the year ended December 31, 2008 for the periods subsequent to the acquisition dates.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of December 31, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability assumed in an acquisition of a property. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for our properties where the purchase price exceeded 10.0% of the aggregate purchase price of the 21 properties and all other properties aggregated together:

Total

Land	$55,062,000
Building and improvements	418,060,000
Above market leases	8,768,000
In place leases	41,308,000
Tenant relationships	38,694,000
Leasehold interest	926,000
Master lease	349,000

Total assets acquired	563,167,000
Below market leases	(7,768,000)

Total liabilities assumed	(7,768,000)

Net assets acquired	$555,399,000

Assuming the property acquisitions discussed above had occurred on January 1, 2008, for the year ended December 31, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $109,346,000, $(40,590,000) and $(0.95), respectively.

Assuming the property acquisitions discussed above had occurred on January 1, 2007, for the year ended December 31, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $75,711,000, $(32,134,000) and $(3.23), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

20.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of December 31, 2008 and 2007, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits or letters of credit are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

For the year ended December 31, 2008, we had interests in seven consolidated properties located in Texas, which accounted for 17.1% of our total rental income and interests in five consolidated properties located in Indiana, which accounted for 15.5% of our total rental income. Medical Portfolio 3 accounts for 11.3% of our aggregate total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the year ended December 31, 2008, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, we had interests in three consolidated properties located in Ohio, which accounted for 15.1% of our total rental income, interests in six consolidated properties located in Florida, which accounted for 14.2% of our total rental income and interest in three consolidated properties located in Georgia, which accounted for 12.8% of our total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the year ended December 31, 2007, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		GLA	Expiration
Tenant	Base Rent *	Base Rent	Property	(Square Feet)	Date

Institute for Senior Living of Florida	$4,095,000	11.2%	East Florida Senior Care Portfolio	355,000	05/31/14

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007. The loss of the tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from April 28, 2006 (Date of Inception) through December 31, 2006, we did not own any properties.

21.	Per Share Data

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

For the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006, we recorded a net loss of $28,448,000, $7,666,000 and $242,000, respectively. As of December 31, 2008, 2007 and 2006, 68,500 shares, 26,000 shares and 16,000 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during these periods.

22.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Revenues	$27,108,000	$23,920,000	$16,273,000	$13,117,000
Expenses	(24,814,000)	(22,671,000)	(15,078,000)	(12,569,000)

Income before other income (expense)	2,294,000	1,249,000	1,195,000	548,000
Other expense, net	(18,890,000)	(6,887,000)	(681,000)	(7,237,000)

(Loss) income before minority interests	(16,596,000)	(5,638,000)	514,000	(6,689,000)

Minority interests	117,000	(47,000)	(188,000)	79,000

Net (loss) income	$(16,479,000)	$(5,685,000)	$326,000	$(6,610,000)

Net income (loss) per share — basic	$(0.25)	$(0.12)	$0.01	$(0.27)

Net income (loss) per share — diluted	$(0.25)	$(0.12)	$0.01	$(0.27)

Weighted average number of shares outstanding —
Basic	65,904,688	47,735,536	33,164,866	24,266,342

Diluted	65,904,688	47,735,536	33,165,015	24,266,342

	Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Revenues	$8,914,000	$4,787,000	$3,183,000	$742,000
Expenses	(8,850,000)	(5,545,000)	(3,726,000)	(1,003,000)

Income (loss) before other income (expense)	64,000	(758,000)	(543,000)	(261,000)
Other expense, net	(4,070,000)	(1,175,000)	(660,000)	(271,000)

Loss before minority interests	(4,006,000)	(1,933,000)	(1,203,000)	(532,000)

Minority interests	8,000	—	—	—

Net loss	$(3,998,000)	$(1,933,000)	$(1,203,000)	$(532,000)

Loss per share — basic and diluted	$(0.21)	$(0.15)	$(0.18)	$(0.73)

Weighted average number of shares outstanding — basic and diluted	18,893,438	13,223,746	6,727,995	730,986

23.	Subsequent Events

Status of our Offering

From January 1, 2009 through March 13, 2009, we had received and accepted subscriptions in our offering for 15,206,071 shares of our common stock, for an aggregate amount of $151,903,000, excluding shares of our common stock issued under the DRIP. As of March 13, 2009, we had received and accepted subscriptions in our offering for 89,030,880 shares of our common stock, for an aggregate amount of $889,301,000, excluding shares of our common stock issued under the DRIP.

Grubb & Ellis Healthcare REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

In January 2009, we repurchased 133,842 shares of our common stock, for an aggregate amount of $1,310,000, under our share repurchase plan.

Property Acquisitions

In March 2009, we acquired a medical condo and a four-building medical office property comprising 188,000 square feet of gross leasable area in two states, for an aggregate purchase price of $34,104,000.

Termination of Services Agreement

On March 17, 2009, Grubb & Ellis Realty Investors provided notice of its termination of the Services Agreement, pursuant to which it provides subscription processing and investor relations services to us. The termination will be effective September 20, 2009.

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
December 31, 2008

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and		Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)	Depreciation(d)(e)	construction	acquired

Southpointe Office Parke and Epler Parke I (Medical Office)	Indianapolis, IN	$9,146,000	$2,889,000	$10,015,000	$130,000	$2,889,000	$10,145,000	$13,034,000	$(754,000)	1991 & 1996/2002	01/22/07

Crawfordsville Medical Office Park and Athens Surgery Center (Medical Office)	Crawfordsville, IN	4,264,000	699,000	5,473,000	—	699,000	5,473,000	6,172,000	(364,000)	1998/2000	01/22/07

The Gallery Professional Building (Medical Office)	St. Paul, MN	6,000,000	1,157,000	5,009,000	1,008,000	1,157,000	6,017,000	7,174,000	(450,000)	1979	03/09/07

Lenox Office Park, Building G (Office)	Memphis, TN	12,000,000	1,670,000	13,626,000	23,000	1,670,000	13,649,000	15,319,000	(1,275,000)	2000	03/23/07

Commons V Medical Office Building (Medical Office)	Naples, FL	9,939,000	4,173,000	9,070,000	—	4,173,000	9,070,000	13,243,000	(471,000)	1991	04/24/07

Yorktown Medical Center and Shakerag Medical Center (Medical Office)	Peachtree City and Fayetteville, GA	13,530,000	3,545,000	15,792,000	49,000	3,545,000	15,841,000	19,386,000	(1,192,000)	1987/1994	05/02/07

Thunderbird Medical Plaza (Medical Office)	Glendale, AZ	14,000,000	3,842,000	19,680,000	275,000	3,842,000	19,955,000	23,797,000	(1,205,000)	1975, 1983, 1987	05/15/07

Triumph Hospital Northwest and Triumph Hospital Southwest (Healthcare Related Facility)	Houston and Sugarland, TX	—	3,047,000	28,550,000	(1,000)	3,047,000	28,549,000	31,596,000	(1,829,000)	1986/1989	06/08/07

Gwinnett Professional Center (Medical Office)	Lawrenceville, GA	5,604,000	1,290,000	7,246,000	198,000	1,290,000	7,444,000	8,734,000	(426,000)	1985	07/27/07

1 and 4 Market Exchange (Medical Office)	Columbus, OH	14,500,000	2,326,000	17,208,000	276,000	2,326,000	17,484,000	19,810,000	(883,000)	2001/2003	08/15/07

Kokomo Medical Office Park (Medical Office)	Kokomo, IN	8,300,000	1,779,000	9,613,000	225,000	1,779,000	9,838,000	11,617,000	(589,000)	1992, 1994, 1995, 2003	08/30/07

St. Mary Physicians Center (Medical Office)	Long Beach, CA	8,280,000	1,815,000	10,242,000	(4,000)	1,815,000	10,238,000	12,053,000	(386,000)	1992	09/05/07

2750 Monroe Boulevard (Office)	Valley Forge, PA	—	2,323,000	22,634,000	(3,000)	2,323,000	22,631,000	24,954,000	(1,052,000)	1985	09/10/07

East Florida Senior Care Portfolio (Healthcare Related Facility)	Jacksonville, Winter Park and Sunrise, FL	29,917,000	10,078,000	34,870,000	(1,000)	10,078,000	34,869,000	44,947,000	(1,887,000)	1985, 1988, 1989	09/28/07

Northmeadow Medical Center (Medical Office)	Roswell, GA	7,865,000	1,245,000	9,109,000	171,000	1,245,000	9,280,000	10,525,000	(441,000)	1999	11/15/07

Tucson Medical Office Portfolio (Medical Office)	Tucson, AZ	—	1,309,000	17,574,000	181,000	1,309,000	17,755,000	19,064,000	(738,000)	1979, 1980, 1994 1970, 1985, 1990,	11/20/07

Lima Medical Office Portfolio (Medical Office)	Lima, OH	—	701,000	18,336,000	37,000	701,000	18,373,000	19,074,000	(930,000)	1996, 2004, 1920	12/07/07

Highlands Ranch Park Plaza (Medical Office)	Highlands Ranch, CO	8,853,000	2,240,000	10,426,000	255,000	2,240,000	10,681,000	12,921,000	(490,000)	19,831,985	12/19/07

Park Place Office Park (Medical Office)	Dayton, OH	10,943,000	1,987,000	11,341,000	138,000	1,987,000	11,479,000	13,466,000	(603,000)	1987, 1988, 2002	12/20/07

Chesterfield Rehabilitation Center (Medical Office)	Chesterfield, MO	22,000,000	4,212,000	27,901,000	—	4,212,000	27,901,000	32,113,000	(807,000)	2007	12/20/07

Medical Portfolio 1 (Medical Office)	Overland, KS and Largo, Brandon, and Lakeland, FL	21,340,000	4,206,000	28,373,000	810,000	4,206,000	29,183,000	33,389,000	(1,035,000)	1978, 1986, 1997, 1995	02/01/08

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and			Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)		Depreciation(d)(e)	construction	acquired

Fort Road Medical Building (Medical Office)	St. Paul, MN	$5,800,000	$1,571,000	$5,786,000	$21,000	$1,571,000	$5,807,000	$7,378,000		$(184,000)	1981	03/06/08

Liberty Falls Medical Plaza (Medical Office)	Liberty Township, OH	—	842,000	5,639,000	1,000	842,000	5,640,000	6,482,000		(155,000)	2008	03/19/08

Epler Parke Building B (Medical Office)	Indianapolis, IN	3,861,000	857,000	4,497,000	(17,000)	857,000	4,480,000	5,337,000		(183,000)	2004	03/24/08

Cypress Station Medical Office Building (Medical Office)	Houston, TX	7,235,000	1,345,000	8,312,000	11,000	1,345,000	8,323,000	9,668,000		(254,000)	1981/2004-2006	03/25/08

Vista Professional Center (Medical Office)	Lakeland, FL	—	1,082,000	3,588,000	(29,000)	1,082,000	3,559,000	4,641,000		(150,000)	1996/1998	03/27/08

Senior Care Portfolio 1 (Healthcare Related Facility)	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	24,800,000	4,871,000	30,002,000	—	4,871,000	30,002,000	34,873,000		(679,000)	1993, 1994, 1994, 1994/1996 1964/1969 1959/1963	Various

Amarillo Hospital (Healthcare Related Facility)	Amarillo, TX	—	1,110,000	17,688,000	—	1,110,000	17,688,000	18,798,000		(331,000)	2007	05/15/08

5995 Plaza Drive (Office)	Cypress, CA	16,830,000	5,109,000	17,961,000	58,000	5,109,000	18,019,000	23,128,000		(398,000)	1986	05/29/08

Nutfield Professional Center (Medical Office)	Derry, NH	8,808,000	1,075,000	10,320,000	38,000	1,075,000	10,358,000	11,433,000		(172,000)	1963/1990 & 1996	06/03/08

SouthCrest Medical Plaza (Medical Office)	Stockbridge, GA	12,870,000	4,259,000	14,636,000	(103,000)	4,259,000	14,533,000	18,792,000		(307,000)	2005-2006	06/24/08

Medical Portfolio 3 (Medical Office)	Indianapolis, IN	58,000,000	9,355,000	70,259,000	1,335,000	9,355,000	71,594,000	80,949,000		(1,744,000)	1995, 1993, 1994, 1996, 1993, 1995, 1989, 1988, 1989, 1992, 1989	06/26/08

Academy Medical Center (Medical Office)	Tuczon, AZ	5,016,000	1,193,000	6,106,000	154,000	1,193,000	6,260,000	7,453,000		(163,000)	1975-1985	06/26/08

Decatur Medical Plaza (Medical Office)	Decatur, GA	7,900,000	3,166,000	6,862,000	325,000	3,166,000	7,187,000	10,353,000		(118,000)	1976	06/27/08

Medical Portfolio 2 (Medical Office)	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	30,216,000	5,360,000	33,506,000	43,000	5,360,000	33,549,000	38,909,000		(674,000)	2001, 2001, 2006, 1957/1989/2003 & 2003	Various

Renaissance Medical Centre (Medical Office)	Bountiful, UT	20,323,000	3,701,000	24,442,000	—	3,701,000	24,442,000	28,143,000		(345,000)	2004	06/30/08

Oklahoma City Medical Portfolio (Medical Office)	Oklahoma City, OK	—	—	25,976,000	456,000	—	26,432,000	26,432,000		(208,000)	1991, 1996/2007	09/16/08

Medical Portfolio 4 (Medical Office)	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	29,898,000	2,632,000	38,652,000	343,000	2,632,000	38,995,000	41,627,000		(415,000)	1972/1980 & 2006, 1977, 1984, 2006, 2007, 2007	Various

Mountain Empire Portfolio (Medical Office)	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	17,304,000	804,000	18,400,000	—	804,000	18,403,000	19,207,000		—	1986/1991/1993/1982/ 1990,1997/1976 & 2007, 1986, 1993 & 1995, 1981 & 1987/1999	09/12/08

Mountain Plains — TX (Medical Office)	San Antonio and Webster, TX	—	1,248,000	34,858,000	—	1,248,000	34,858,000	36,106,000		(363,000)	1998, 2005, 2006, 2006	12/18/08

Marietta Health Park (Medical Office)	Marietta, GA	7,200,000	1,276,000	12,197,000	—	1,276,000	12,197,000	13,473,000		—	2000	12/22/08

		$462,542,000	$107,389,000	$721,775,000	$6,403,000	$107,389,000	$728,181,000	$835,570,000	(c)	$(24,650,000)

Grubb & Ellis Healthcare REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(a) The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The changes in total real estate for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of April 28, 2006 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—

Balance as of December 31, 2006	—
Acquisitions	356,565,000
Additions	1,046,000
Dispositions	(33,000)

Balance as of December 31, 2007	357,578,000
Acquisitions	473,132,000
Additions	6,590,000
Dispositions	(1,730,000)

Balance as of December 31, 2008	$835,570,000

(c) The aggregate cost of our real estate for federal income tax purposes was $994,509,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2008 and 2007 and for the period from April 28, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of April 28, 2006 (Date of Inception)	$—
Additions	—
Dispositions	—

Balance as of December 31, 2006	—
Additions	4,590,000
Dispositions	(2,000)

Balance as of December 31, 2007	4,588,000
Additions	20,523,000
Dispositions	(461,000)

Balance as of December 31, 2008	$24,650,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 241 months, respectively. Furniture, fixtures and equipment is depreciated over five years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc. (Registrant)

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President (principal executive officer)

Date	March 27, 2009

By	/s/ Kellie S. Pruitt Kellie S. Pruitt	Chief Accounting Officer (principal financial officer and principal accounting officer)

Date	March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President (principal executive officer)

Date	March 27, 2009

By	/s/ Kellie S. Pruitt Kellie S. Pruitt	Chief Accounting Officer (principal financial officer and principal accounting officer)

Date	March 27, 2009

By	/s/ Maurice J. DeWald Maurice J. DeWald	Director

Date	March 27, 2009

By	/s/ W. Bradley Blair, II W. Bradley Blair, II	Director

Date	March 27, 2009

By	/s/ Warren D. Fix Warren D. Fix	Director

Date	March 27, 2009

By	/s/ Larry L. Mathis Larry L. Mathis	Director

Date	March 27, 2009

By	/s/ Gary T. Wescombe Gary T. Wescombe	Director

Date	March 27, 2009

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

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2	Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007)
3.3	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
4.1	Grubb & Ellis Healthcare REIT, Inc. Share Repurchase Plan, effective August 25, 2008 (included as Exhibit 4.1 to our Current Report on for 8-K filed August 25, 2008 and incorporated herein by reference)
4.2	Form of Subscription Agreement (included as Exhibit B to the prospectus)
4.3	Distribution Reinvestment Plan (included as Exhibit C to the prospectus)
4.4	Escrow Agreement (included as Exhibit 4.4 to our Quarterly Report on the Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.1	Amended and Restated Advisory Agreement among Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, LP, Grubb & Ellis Healthcare REIT Advisory, LLC and Grubb & Ellis Realty Investors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)
10.2	Agreement of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.2.1	Amendment No. 1 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)
10.3†	NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
10.4†	Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to the registrant’s Registration Statement on Form S-11, Amendment No. 6 (File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference)
10.5	Form of Indemnification agreement executed by W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Gary T. Wescombe, Scott D. Peters, Danny Prosky, Andrea R. Biller and Larry L. Mathis (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2007 and incorporated herein by reference)

10.6	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associated Limited Partnership and Triple Net Properties, LLC, dated January 14, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.7	First Amendment to Agreement of Sale by and among TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd., and TST Lakeland, Ltd. and Triple Net Properties, LLC, dated January 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.8	ISDA Master Agreement by and between National City Bank and G&E Healthcare REIT Chesterfield Rehab Hospital, LLC, dated January 20, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 1, 2008 and incorporated herein by reference)
10.9	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associates Limited Partnership and Triple Net Properties, LLC, dated January 31, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.10	Second Amendment to Agreement of Sale by and among TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd., TST Lakeland, Ltd., Triple Net Properties, LLC and LandAmerica Financial Group, Inc., dated February 1, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.11	Assignment and Assumption of Agreement of Sale by and between Triple Net Properties, LLC and G&E Healthcare REIT Medical Portfolio 1, LLC, dated February 1, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.12	Loan Agreement by and between G&E Healthcare REIT Medical Portfolio 1, LLC and Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.13	Promissory Note by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.14	Mortgage, Assignment, Security Agreement and Fixture Filing (West Bay) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.15	Mortgage, Assignment, Security Agreement and Fixture Filing (Largo) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.16	Mortgage, Assignment, Security Agreement and Fixture Filing (Central Florida) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.17	Mortgage, Assignment, Security Agreement and Fixture Filing (Brandon) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.18	Mortgage, Assignment, Security Agreement and Fixture Filing (Overland Park) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)

10.19	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.20	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 1, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.21	ISDA Interest Rate Swap Agreement by and between Triple Net Properties, LLC and Wachovia Bank, National Association, dated February 1, 2008, as amended on February 6, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.22	First Amendment to Promissory Note by and between NNN Gallery Medical, LLC, NNN Realty Advisors, Inc. and LaSalle Bank National Association, released from escrow on February 20, 2008 and effective as of February 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference)
10.23	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NHP Cypress Station Partnership, LP and Grubb & Ellis Realty Investors, LLC, dated February 22, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.24	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associates Limited Partnership and Triple Net Properties, LLC, dated March 5, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.25	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Fort Road Medical, LLC, dated March 6, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.26	Promissory Note by G&E Healthcare REIT Fort Road Medical, LLC in favor of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.27	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by G&E Healthcare REIT Fort Road Medical, LLC for the benefit of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.28	Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. in favor of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.29	Environmental Indemnity Agreement by G&E Healthcare REIT Fort Road Medical, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.30	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Epler Parke, LLC and Grubb & Ellis Realty Investors, LLC, dated March 6, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008 and incorporated herein by reference)
10.31	ISDA Interest Rate Swap Confirmation Letter Agreement by and between G&E Healthcare REIT Fort Road Medical, LLC and LaSalle Bank National Association, dated March 10, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.32	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Liberty Falls, LLC, Triple Net Properties, LLC, and Dave Chrestensen and Todd Crawford, dated March 11, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)

10.33	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Liberty Falls Medical Plaza, LLC, dated March 19, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)
10.34	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Epler Parke Building B, LLC, dated March 24, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 28, 2008 and incorporated herein by reference)
10.35	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Cypress Station, LLC, dated March 25, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.36	Promissory Note by G&E Healthcare REIT Cypress Station, LLC in favor of National City Bank, dated March 25, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.37	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Financing Statement by G&E Healthcare REIT Cypress Station, LLC for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.38	Limited Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.39	Environmental Indemnity Agreement by G&E Healthcare REIT Cypress Station, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.40	Purchase and Sale Agreement and Escrow Instructions by and between HCP, Inc. and HCPI/Indiana, LLC and G&E Healthcare REIT Medical Portfolio 3, LLC, dated May 30, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 4, 2008 and incorporated herein by reference)
10.41	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E Healthcare REIT Amarillo Hospital, LLC to and for the benefit of Jeffrey C. Baker, Esq., Trustee and LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.42	Joinder Agreement by G&E Healthcare REIT Amarillo Hospital, LLC in favor of LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.43	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., G&E Healthcare REIT Amarillo Hospital, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.44	Loan Agreement by and among G&E Healthcare REIT 5995 Plaza Drive, LLC, G&E Healthcare REIT Academy, LLC, G&E Healthcare REIT Epler Parke Building B, LLC, G&E Healthcare REIT Nutfield Professional Center, LLC and G&E Healthcare REIT Medical Portfolio 2, LLC and Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.45	Promissory Note by G&E Healthcare REIT 5995 Plaza Drive, LLC, G&E Healthcare REIT Academy, LLC, G&E Healthcare REIT Epler Parke Building B, LLC, G&E Healthcare REIT Nutfield Professional Center, LLC and G&E Healthcare REIT Medical Portfolio 2, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)

10.46	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT 5995 Plaza Drive, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.47	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Academy, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 and delivered June 26, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.48	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Medical Portfolio 2, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.49	Mortgage, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Epler Parke Building B, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.50	Mortgage, Assignment, Security Agreement and Fixture Filing (Overland Park) by G&E Healthcare REIT Nutfield Professional Center, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.51	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.52	Environmental Indemnity Agreement by G&E Healthcare REIT 5995 Plaza drive, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.53	Environmental Indemnity Agreement by G&E Healthcare REIT Academy, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.54	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 2, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.55	Environmental Indemnity Agreement by G&E Healthcare REIT Epler Parke Building B, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.56	Environmental Indemnity Agreement by G&E Healthcare REIT Nutfield Professional Center, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.57	Loan Agreement by and between G&E Healthcare REIT Medical Portfolio 3, LLC, The Financial Institutions Party Hereto, as Banks, and Fifth Third Bank, as Agent, dated June 26, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.58	Syndicated Promissory Note (1) by G&E Healthcare REIT Medical Portfolio 3, LLC for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)

10.59	Syndicated Promissory Note (2) by G&E Healthcare REIT Medical Portfolio 3, LLC for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.60	Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.61	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Boone County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.62	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Hamilton County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.63	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Hendricks County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.64	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Marion County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.65	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 3, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.66	Modification of Loan Agreement by and among G&E Healthcare REIT Medical Portfolio 3, LLC, Grubb& Ellis Healthcare REIT, Inc. and Fifth Third Bank, dated June 27, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2008 and incorporated herein by reference)
10.67†	Employment Agreement by and between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)
10.68†	Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Directors Compensation Plan, effective January 1, 2009
21.1*	Subsidiaries of Grubb & Ellis Healthcare REIT, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Compensatory plan or arrangement.