Form 10-Q
period 2009-03-31
Grubb & Ellis Healthcare REIT, Inc.
filed 2009-05-15
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53206

Grubb & Ellis Healthcare REIT, Inc.
(Exact name of registrant as specified in its charter)
(To be named Healthcare Trust of America, Inc.)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

(480) 998-3478
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
  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☑ No

As of April 30, 2009, there were 102,972,013 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Real estate investments:
Operating properties, net	$834,529,000	$810,920,000
Real estate note receivables, net	15,689,000	15,360,000
Cash and cash equivalents	255,068,000	128,331,000
Accounts and other receivables, net	7,065,000	5,428,000
Restricted cash	8,112,000	7,747,000
Identified intangible assets, net	134,713,000	134,623,000
Other assets, net	12,734,000	11,514,000

Total assets	$1,267,910,000	$1,113,923,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$453,606,000	$460,762,000
Accounts payable and accrued liabilities	25,447,000	21,919,000
Accounts payable due to affiliates, net	4,196,000	3,063,000
Derivative financial instruments	13,268,000	14,198,000
Security deposits, prepaid rent and other liabilities	4,163,000	4,582,000
Identified intangible liabilities, net	7,651,000	8,128,000

Total liabilities	508,331,000	512,652,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest of limited partners (Note 13)	2,122,000	1,951,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 95,482,964 and 75,465,437 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	954,000	755,000
Additional paid-in capital	853,564,000	673,351,000
Accumulated deficit	(97,061,000)	(74,786,000)

Total stockholders’ equity	757,457,000	599,320,000

Total liabilities and equity	$1,267,910,000	$1,113,923,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Rental income	$29,190,000	$13,117,000
Interest income from real estate note receivables, net	626,000	—

Total revenues	29,816,000	13,117,000
Expenses:
Rental expenses	11,801,000	4,468,000
General and administrative	5,074,000	1,848,000
Depreciation and amortization	13,299,000	6,253,000

Total expenses	30,174,000	12,569,000

(Loss) income before other income (expense)	(358,000)	548,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loan payables and line of credit	(7,500,000)	(3,712,000)
Gain (loss) on derivative financial instruments	930,000	(3,536,000)
Interest and dividend income	128,000	11,000

Net loss	(6,800,000)	(6,689,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	(70,000)	79,000

Net loss attributable to controlling interest	$(6,870,000)	$(6,610,000)

Net loss per share attributable to controlling interest — basic and diluted	$(0.08)	$(0.27)

Weighted average number of shares outstanding — basic and diluted	84,672,174	24,266,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Total
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE - December 31, 2007	21,449,451	$214,000	$190,534,000	$—	$(15,158,000)	$175,590,000
Issuance of common stock	5,757,170	58,000	57,473,000	—	—	57,531,000
Offering costs	—	—	(6,318,000)	—	—	(6,318,000)
Amortization of nonvested common stock compensation	—	—	19,000	—	—	19,000
Issuance of common stock under the DRIP	199,746	2,000	1,896,000	—	—	1,898,000
Repurchase of common stock	(12,270)	—	(123,000)	—	—	(123,000)
Distributions	—	—	—	—	(4,415,000)	(4,415,000)
Net loss attributable to controlling interest	—	—	—	—	(6,610,000)	(6,610,000)

BALANCE - March 31, 2008	27,394,097	$274,000	$243,481,000	$—	$(26,183,000)	$217,572,000

BALANCE - December 31, 2008	75,465,437	$755,000	$673,351,000	$—	$(74,786,000)	$599,320,000
Issuance of common stock	19,424,343	193,000	193,854,000	—	—	194,047,000
Offering costs	—	—	(19,129,000)	—	—	(19,129,000)
Amortization of nonvested common stock compensation	—	—	58,000	—	—	58,000
Issuance of common stock under the DRIP	729,946	7,000	6,927,000	—	—	6,934,000
Repurchase of common stock	(136,762)	(1,000)	(1,309,000)	—	—	(1,310,000)
Distributions	—	—	—	—	(15,405,000)	(15,405,000)
Adjustment to redeemable noncontrolling interests	—	—	(188,000)	—	—	(188,000)
Net loss attributable to controlling interest	—	—	—	—	(6,870,000)	(6,870,000)

BALANCE - March 31, 2009	95,482,964	$954,000	$853,564,000	$—	$(97,061,000)	$757,457,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,800,000)	$(6,689,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	12,400,000	5,871,000
Stock based compensation, net of forfeitures	58,000	19,000
Loss on property insurance settlements	(7,000)	—
Bad debt expense	349,000	58,000
Change in fair value of derivative financial instruments	(930,000)	3,536,000
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,731,000)	(1,327,000)
Other assets	(574,000)	(202,000)
Accounts payable and accrued liabilities	3,911,000	256,000
Accounts payable due to affiliates, net	(67,000)	452,000
Security deposits, prepaid rent and other liabilities	(714,000)	612,000

Net cash provided by operating activities	5,895,000	2,586,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(36,588,000)	(107,609,000)
Capital expenditures	(2,030,000)	(775,000)
Restricted cash	(365,000)	654,000
Proceeds from insurance settlement	61,000	—

Net cash used in investing activities	(38,922,000)	(107,730,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	1,696,000	53,100,000
Borrowings under the line of credit, net	—	6,899,000
Payments on mortgage loan payables	(8,922,000)	(252,000)
Proceeds from issuance of common stock	193,645,000	58,404,000
Deferred financing costs	(42,000)	(700,000)
Security deposits	26,000	(14,000)
Repurchase of common stock	(1,310,000)	(123,000)
Payment of offering costs	(17,929,000)	(6,053,000)
Distributions	(7,313,000)	(2,169,000)
Distributions to noncontrolling interest limited partner	(87,000)	—

Net cash provided by financing activities	159,764,000	109,092,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	126,737,000	3,948,000
CASH AND CASH EQUIVALENTS - Beginning of period	128,331,000	5,467,000

CASH AND CASH EQUIVALENTS - End of period	$255,068,000	$9,415,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,908,000	$3,629,000
Income taxes	$5,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,700,000	$843,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties :
Accounts receivable due from affiliates	$—	$26,000
Other assets, net	$7,000	$19,000
Accounts payable and accrued liabilities	$4,000	$946,000
Accounts payable due to affiliates, net	$—	$3,000
Security deposits, prepaid rent and other liabilities	$256,000	$393,000
Financing Activities:
Issuance of common stock under the DRIP	$6,934,000	$1,898,000
Distributions declared but not paid	$5,553,000	$1,603,000
Accrued offering costs	$3,118,000	$1,376,000
Accrued deferred financing costs	$26,000	$—
Adjustment to redeemable noncontrolling interests	$188,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

1. Organization and Description of Business

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. Upon or prior to the completion of our transition to self-management which we expect to complete by September 20, 2009, we intend to change our name to Healthcare Trust of America, Inc. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We have also invested to a limited extent in commercial office properties and other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 31, 2009, we had received and accepted subscriptions in our offering for 93,249,152 shares of our common stock, or $931,447,000, excluding shares of our common stock issued under the DRIP.

On April 6, 2009, we filed a Registration Statement on Form S-11 with the United States Securities and Exchange Commission, or the SEC, with respect to a proposed follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. Our follow-on offering would include up to 200,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 21,052,632 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share. We have not issued any shares under this Registration Statement as it has not been declared effective by the SEC.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., to be named Healthcare Trust of America Holdings, LP, or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, provides certain accounting, asset management, acquisition and other services to us pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Our advisor is affiliated with us in that we and our advisor have a common officer, who also owns an indirect equity interest in our advisor. Our advisor engages affiliated entities, including but not limited to Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including but not limited to property management and leasing services.

The Advisory Agreement expires on September 20, 2009. Our main objectives in amending the Advisory Agreement were to reduce acquisition and asset management fees, eliminate internalization fees and to set the framework for our transition to self-management. Under the Advisory Agreement, our advisor agreed to use reasonable efforts to cooperate with us as we pursue a self-management program. Upon or prior to completion of our transition to self-management which we expect to complete by September 20, 2009 and/or the termination of the Advisory Agreement, we will no longer be advised by our advisor or consider our company to be sponsored by Grubb & Ellis Company, or Grubb & Ellis.

Self-management is a corporate model based on internal management rather than external management. In general, non-traded REIT’s are externally managed. With external management, a REIT is dependent upon an

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

external advisor. An externally-managed REIT typically pays acquisition fees, asset management fees, property management fees and other fees to its advisor for services provided as we do under our Advisory Agreement. In contrast, under our self-management program, we will be managed internally by our management team led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, under the direction of our board of directors. With a self-managed REIT, fees paid to third parties are expected to be substantially reduced. By pursuing self-management, we have effectively eliminated the potential need for us to pay any fee to our advisor in the future to “internalize” certain of the functions that they currently provide to us.

We anticipate that the various costs of self-management will also be mitigated by the substantial reduction of the acquisition fees and the asset management fees payable to our advisor under the Advisory Agreement, as amended November 14, 2008.

As of March 31, 2009, we had purchased 43 geographically diverse properties comprising 5,355,000 square feet of gross leasable area, or GLA, and one real estate related asset, for an aggregate purchase price of $1,002,795,000.

Our principal executive offices are located at 16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, please contact Grubb & Ellis Realty Investors at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California, 92705 or by telephone at (877)-888-7348 or (714) 667-8252.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of March 31, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is also entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents of $255,068,000 and $128,331,000, includes approximately $148,998,000 and $0 in short-term U.S. Treasury bills as of March 31, 2009 and December 31, 2008, respectively. We account for short-term investments in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all short-term investments as held-to-maturity, available-for-sale, or trading at the time of purchase and re-evaluate such classification as of each balance sheet date. The U.S. Treasury bills are considered held-to-maturity as of March 31, 2009 and mature in April 2009.

Segment Disclosure

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare related facilities, quality commercial office properties and other real estate related assets. Our investments in real estate and real estate related assets are geographically diversified and management evaluates operating performance on an individual portfolio level. However, as each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment for the three months ended March 31, 2009 and 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which has been applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (see Note 8, Derivative Financial Instruments). We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The implementation of FSP SFAS No. 157-2 did not

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

have a material effect on the methods or processes we use to value these non-financial assets and non-financial liabilities or information disclosed. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We have adopted this guidance in making our fair value measurements as of January 1, 2009, and it did not have a significant impact on those measurements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 significantly changed the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which are required to be recorded at acquisition date fair value and acquisition costs which are required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests are presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We have adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) has a material impact on our results of operations when we acquire real estate properties. We have adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we are required to reflect the change in presentation and disclosure for all periods presented. The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest of limited partner in operating partnership of $1,000 and the minority interest of limited partner of $1,950,000, as previously reported, to redeemable noncontrolling interest of limited partners of $1,951,000, as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net (income) loss attributable to the noncontrolling interest, and a new line item for net income (loss) attributable to controlling interest be presented in the condensed consolidated statements of operations. Thus, after adoption of

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

SFAS No. 160 net loss for the three months ended March 31, 2008 of $(6,610,000), as previously reported, changed to net loss of $(6,689,000), as reported herein, and net loss attributable to controlling interest is equal to net loss as previously reported prior to the adoption of SFAS No. 160.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS No. 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS No. 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We have adopted FSP SFAS No. 142-3 on prospective basis on January 1, 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF No. 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. We adopted FSP EITF No. 03-6-1 on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our consolidated financial statements because we do not have any material share-based payment transactions.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements. We have provided these disclosures in Note 16, Fair Value of Financial Instruments.

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS No. 115-2, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS No. 115-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted FSP FAS No. 115-2 on January 1, 2009 and it did not have a material impact on the condensed consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Land	$109,370,000	$107,389,000
Building and improvements	756,970,000	728,171,000
Furniture and equipment	10,000	10,000

	866,350,000	835,570,000

Less: accumulated depreciation	(31,821,000)	(24,650,000)

	$834,529,000	$810,920,000

Depreciation expense for the three months ended March 31, 2009 and 2008 was $7,528,000 and $3,351,000, respectively.

Acquisitions in 2009

During the three months ended March 31, 2009, we completed the acquisition of one property and two office condominiums related to two existing properties in our portfolio. The aggregate purchase price of these properties was $36,379,000. These properties were purchased with funds raised from our offering. We paid $909,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions. As a result of the adoption of SFAS No. 141(R) on January 1, 2009, the fees were expensed and included in general and administrative in our accompanying condensed consolidated statements of operations.

					Mortgage	Fee to our
		Date	Ownership	Purchase	Loan	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	its Affiliate(2)

Lima Medical Office Portfolio(3)	Lima, OH	01/16/09	100%	$385,000	$—	$9,000
Wisconsin Medical Office Buildings Portfolio	Menomonee Falls, Mequon, Milwaukee and Richfield, WI	02/27/09	100%	33,719,000	—	843,000
Mountain Empire Portfolio(3)	Rogersville, TN	03/27/09	100%	2,275,000	1,696,000	57,000

Total				$36,379,000	$1,696,000	$909,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

(2)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 2.5% of the contract purchase price for each property acquired.

(3)	This acquisition was an office condominium related to an existing property in our portfolio.

4.	Real Estate Note Receivables, Net

Real estate note receivables, net consisted of the following as of March 31, 2009 and December 31, 2008:

		Interest	Maturity
Property Name and Location	Property Type	Rate	Date	March 31, 2009	December 31, 2008

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	1,250,000	1,250,000

				20,000,000	20,000,000
Add: closing costs, net				334,000	360,000
Less: discount, net				(4,645,000)	(5,000,000)

Real estate note receivables, net				$15,689,000	$15,360,000

5.	Identified Intangible Assets, Net

Identified intangible assets consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

In place leases, net of accumulated amortization of $15,909,000 and $13,350,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 7.9 years and 7.6 years as of March 31, 2009 and December 31, 2008, respectively)	$54,589,000	$55,144,000
Above market leases, net of accumulated amortization of $1,833,000 and $1,513,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 8.1 years and 8.3 years as of March 31, 2009 and December 31, 2008, respectively)	9,998,000	10,482,000
Tenant relationships, net of accumulated amortization of $8,172,000 and $6,479,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 12.2 years and 11.7 years as of March 31, 2009 and December 31, 2008, respectively)	65,898,000	64,881,000
Leasehold interests, net of accumulated amortization of $57,000 and $45,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 81.1 years and 81.8 years as of March 31, 2009 and December 31, 2008, respectively)	4,154,000	3,998,000
Master lease, net of accumulated amortization of $275,000 and $231,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 6 months and 8 months as of March 31, 2009 and December 31, 2008, respectively)	74,000	118,000

	$134,713,000	$134,623,000

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2009 and 2008 was $6,216,000 and $3,077,000, respectively, which included $484,000 and $176,000, respectively, of amortization recorded against rental income for above market leases and $13,000 and $9,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

6.	Other Assets, Net

Other assets consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Deferred financing costs, net of accumulated amortization of $1,927,000 and $1,461,000 as of March 31, 2009 and December 31, 2008, respectively	$4,320,000	$4,751,000
Lease commissions, net of accumulated amortization of $149,000 and $99,000 as of March 31, 2009 and December 31, 2008, respectively	1,133,000	1,009,000
Lease inducements, net of accumulated amortization of $131,000 and $107,000 as of March 31, 2009 and December 31, 2008, respectively	729,000	753,000
Deferred rent receivable	5,005,000	3,928,000
Prepaid expenses, deposits and other	1,547,000	1,073,000

	$12,734,000	$11,514,000

Amortization expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended March 31, 2009 and 2008 was $542,000 and $219,000, respectively, of which $465,000 and $188,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $24,000 and $21,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations.

7.	Mortgage Loan Payables, Net

Mortgage Loan Payables

Mortgage loan payables were $455,317,000 ($453,606,000, net of discount) and $462,542,000 ($460,762,000, net of discount) as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.91% to 12.75% per annum and a weighted average effective interest rate of 3.78% per annum. As of March 31, 2009, we had $132,505,000 ($130,794,000, net of discount) of fixed rate debt, or 29.1% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $322,812,000 of variable rate debt, or 70.9% of mortgage loan payables, at a weighted average interest rate of 2.97% per annum. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.90% to 12.75% per annum and a weighted average effective interest rate of 4.07% per annum. As of December 31, 2008, we had $141,058,000 ($139,278,000 net of discount) of fixed rate debt, or 30.5% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $321,484,000 of variable rate debt, or 69.5% of mortgage loan payables, at a weighted average interest rate of 3.33% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2009 and December 31, 2008, we were in compliance with all such covenants and requirements.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Mortgage loan payables consisted of the following as of March 31, 2009 and December 31, 2008:

	Interest		Maturity
Property	Rate		Date	March 31, 2009		December 31, 2008

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,905,000		9,939,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,587,000		5,604,000
St. Mary Physicians Center	5.80%		09/04/09	—		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,829,000		7,866,000
Medical Portfolio 2	5.91%		07/01/13	14,360,000		14,408,000
Renaissance Medical Centre	5.38%		09/01/15	18,998,000		19,078,000
Renaissance Medical Centre	12.75%		09/01/15	1,244,000		1,245,000
Medical Portfolio 4	5.50%		06/01/19	6,726,000		6,771,000
Medical Portfolio 4	6.18%		06/01/19	1,716,000		1,727,000
Marietta Health Park	5.11%		11/01/15	7,200,000		7,200,000

				132,505,000		141,058,000

Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(a)	03/31/10	24,800,000	(b)	24,800,000	(c)
1 and 4 Market Exchange	1.91	%(a)	09/30/10	14,500,000	(b)	14,500,000	(c)
East Florida Senior Care Portfolio	1.96	%(a)	10/01/10	29,801,000	(b)	29,917,000	(c)
Kokomo Medical Office Park	1.96	%(a)	11/30/10	8,300,000	(b)	8,300,000	(c)
Chesterfield Rehabilitation Center	2.17	%(a)	12/30/10	22,000,000	(b)	22,000,000	(c)
Park Place Office Park	2.11	%(a)	12/31/10	10,943,000	(b)	10,943,000	(c)
Highlands Ranch Medical Plaza	2.11	%(a)	12/31/10	8,853,000	(b)	8,853,000	(c)
Medical Portfolio 1	2.24	%(a)	02/28/11	21,120,000	(b)	21,340,000	(c)
Fort Road Medical Building	2.15	%(a)	03/06/11	5,800,000	(b)	5,800,000	(c)
Medical Portfolio 3	2.73	%(a)	06/26/11	58,000,000	(b)	58,000,000	(c)
SouthCrest Medical Plaza	2.76	%(a)	06/30/11	12,870,000	(b)	12,870,000	(c)
Wachovia Pool Loans(d)	4.65	%(a)	06/30/11	50,322,000	(b)	50,322,000	(c)
Cypress Station Medical Office Building	2.31	%(a)	09/01/11	7,203,000	(b)	7,235,000	(c)
Medical Portfolio 4	3.25	%(a)	09/24/11	21,400,000	(b)	21,400,000	(c)
Decatur Medical Plaza	3.25	%(a)	09/26/11	7,900,000	(b)	7,900,000	(c)
Mountain Empire Portfolio	2.60	%(a)	09/28/11	19,000,000	(b)	17,304,000	(c)

				322,812,000		321,484,000

Total fixed and variable debt				455,317,000		462,542,000

Less: discount				(1,711,000)		(1,780,000)

Mortgage loan payables, net				$453,606,000		$460,762,000

(a)	Represents the interest rate in effect as of March 31, 2009.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

(b)	As of March 31, 2009, we had $322,812,000 in variable rate mortgage loans with effective interest rates ranging from 1.91% to 4.75% per annum and a weighted average effective interest rate of 2.97% per annum. However, as of March 31, 2009, we had $321,116,000 in fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

(c)	As of December 31, 2008, we had $321,484,000 in variable rate mortgage loans with effective interest rates ranging from 1.90% to 4.75% per annum and a weighted average effective interest rate of 3.33% per annum. However, as of December 31, 2008, we had $321,484,000 in fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

(d)	We have a mortgage loan in the principal amount of $50,322,000 secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.

The principal payments due on our mortgage loan payables as of March 31, 2009 for the nine months ending December 31, 2009 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2009	$2,436,000
2010	$122,342,000
2011	$202,336,000
2012	$2,047,000
2013	$15,512,000
Thereafter	$110,644,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010, $64,596,000 have two one year extensions available and $53,940,000 have a one year extension available. Of the amounts maturing in 2011, $180,826,000 have two one year extensions available.

8. Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed rate interest rate swaps to manage our exposure to interest rate movements. Consistent with SFAS No. 133, we record derivative financial instruments on our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. SFAS No. 133 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income. As of March 31, 2009 and December 31, 2008, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivative financial instruments are recorded in gain (loss) on derivative financial instruments in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The following table lists derivative financial instruments held by us as of March 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(790,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(474,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(452,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(558,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(1,103,000)	Swap	12/30/10
$29,801,000	LIBOR	6.02%	$(1,617,000)	Swap	10/01/10
$21,120,000	LIBOR	5.23%	$(931,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(219,000)	Swap	03/06/11
$7,203,000	LIBOR	4.51%	$(152,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(489,000)	Swap	03/31/10
$50,322,000	LIBOR	5.60%	$(1,627,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(416,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,790,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(958,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(363,000)	Swap	09/26/11
$17,304,000	LIBOR	5.87%	$(1,329,000)	Swap	09/28/13

The following table lists derivative financial instruments held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(870,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(512,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(480,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(593,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(1,167,000)	Swap	12/30/10
$29,917,000	LIBOR	6.02%	$(1,776,000)	Swap	10/01/10
$21,340,000	LIBOR	5.23%	$(976,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(221,000)	Swap	03/06/11
$7,235,000	LIBOR	4.51%	$(168,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(554,000)	Swap	03/31/10
$50,322,000	LIBOR	5.60%	$(1,797,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(460,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,972,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(936,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(355,000)	Swap	09/26/11
$17,304,000	LIBOR	5.87%	$(1,361,000)	Swap	09/28/13

As of March 31, 2009 and December 31, 2008, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
Derivatives not designated as	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
hedging instruments under	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
SFAS No. 133:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Derivative Financial Instruments	$—	Derivative Financial Instruments	$—	Derivative Financial Instruments	$13,268,000	Derivative Financial Instruments	$14,198,000

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three months ended March 31, 2009 and 2008, our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

Derivatives not designated as hedging instruments under SFAS		Amount of Gain (Loss) Recognized
No. 133:	Location of Gain (Loss) Recognized	March 31, 2009	March 31, 2008
Interest Rate Swaps	Interest Expense	$930,000	$(3,536,000)

9. Line of Credit

We have a loan agreement, with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, in which we obtained our secured revolving line of credit with LaSalle and KeyBank in an aggregate maximum principal amount up to $80,000,000, or the Loan Agreement. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. As of March 31, 2009 and December 31, 2008, the amount of credit available under the Loan Agreement is $78,172,000. The maximum principal amount of the Loan Agreement may be increased up to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement. The initial maturity date of the Loan Agreement is September 10, 2010 which may be extended by one 12 month period subject to satisfaction of certain conditions, including the payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (c) a combination of these rates.

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of March 31, 2009 and December 31, 2008, we were in compliance with all such covenants and requirements.

As of March 31, 2009 and December 31, 2008, we did not have any borrowings under the Loan Agreement.

10. Identified Intangible Liabilities, Net

Identified intangible liabilities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Below market leases, net of accumulated amortization of $1,828,000 and $1,400,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 9.5 years and 9.4 years as of March 31, 2009 and December 31, 2008, respectively)	$7,651,000	$8,128,000

	$7,651,000	$8,128,000

Amortization recorded on the identified intangible liabilities for the three months ended March 31, 2009 and 2008 was $501,000 and $203,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of March 31, 2009 and December 31, 2008, our advisor and its affiliates have not incurred expenses in excess of 1.5% of the gross proceeds of our offering. In the future, to the extent our advisor or its affiliates incur additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our offering, these amounts may become our liability. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. If we do not exercise that right, subject to cumulative returns, the distributions will no longer be paid proportionate to the ownership percentages and BD St. Louis will receive a higher proportionate distribution. Also, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of March 31, 2009 and December 31, 2008, the estimated redemption value at the earliest date of redemption is $3,133,000. See Note 13, Redeemable Noncontrolling Interests of Limited Partners, to our accompanying condensed consolidated financial statements.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

12. Related Party Transactions

Fees and Expenses Paid to Affiliates

Two of our executive officers are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into an advisory agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses. On November 14, 2008, we amended and restated the advisory agreement with our advisor and Grubb & Ellis Realty Investors. The Advisory Agreement was effective as of October 24, 2008, and expires on September 20, 2009. In the aggregate, for the three months ended March 31, 2009 and 2008, we incurred to our advisor and its affiliates $23,080,000 and $11,452,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2009 and 2008, we incurred $13,396,000 and $3,985,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended March 31, 2009 and 2008, we incurred $4,870,000 and $1,469,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2009 and 2008, we incurred $863,000 and $864,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

For the period from September 20, 2006 through October 24, 2008, our advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable.

In connection with the Advisory Agreement, the acquisition fee payable to our advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties was reduced from up to 3.0% to an amount determined as follows:

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

The Advisory Agreement also provides that we will pay an acquisition fee in connection with the acquisition of real estate related assets in an amount equal to 1.5% of the amount funded to acquire or originate each such real estate related asset.

Our advisor or its affiliate will be entitled to receive these acquisition fees for properties and real estate related assets acquired with funds raised by our current advisor or its affiliates in our offering, including acquisitions completed after the termination of the Advisory Agreement, as compensation for services rendered, subject to certain conditions.

For the three months ended March 31, 2009 and 2008, we incurred $909,000 and $3,181,000, respectively, in acquisition fees to our advisor and its affiliates. Acquisition fees are included in general and administrative expenses for the three months ended March 31, 2009 as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition fees are capitalized as part of the purchase price allocations for the three months ended March 31, 2008.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended March 31, 2009 and 2008, we incurred $0 and $3,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. Acquisition expenses are included in general and administrative expenses for the three months ended March 31, 2009 as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition expenses are capitalized as part of the purchase price allocations for the three months ended March 31, 2008.

Operational Stage

Asset Management Fee

For the period from September 20, 2006 through October 24, 2008, our advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock at the option of our advisor or one of its affiliates

In connection with the Advisory Agreement, the monthly asset management fee we pay to our advisor in connection with the management of our assets was reduced from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. For the three months ended March 31, 2009 and 2008, we incurred $1,269,000 and $1,136,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended March 31, 2009 and 2008, we incurred $865,000 and $396,000, respectively, in property management fees and oversight fees to our advisor and its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Lease Fee

Our advisor or its affiliates, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended March 31, 2009 and 2008, we incurred $173,000 and $148,000, respectively, to Realty and its affiliates in lease fees which is capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.

On-site Personnel and Engineering Payroll

For the three months ended March 31, 2009 and 2008, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $662,000 and $183,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended March 31, 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and 56.8%, respectively, for the 12 months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, Grubb & Ellis Realty Investors incurred on our behalf $20,000 and $70,000, respectively, in operating expenses which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

was subject to successive one year renewals. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. On March 17, 2009, Grubb & Ellis Realty Investors provided notice of its termination of the services agreement. The termination will be effective September 20, 2009. See Note 20, Subsequent Events – Transfer Agent Letter of Intent, for a further discussion on a new transfer agent.

For the three months ended March 31, 2009 and 2008, we incurred $53,000 and $17,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2009 and 2008, our advisor and its affiliates incurred $70,000 and $23,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering.

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

Liquidity Stage

Disposition Fee

Our advisor or its affiliates will be paid, for services provided relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, and will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2009 and 2008, we did not incur such disposition fees.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Upon liquidation of our portfolio, our advisor will be paid a subordinated distribution of net sales proceeds, subject to a number of conditions. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended March 31, 2009 and 2008, we did not incur such distribution.

Subordinated Distribution upon Listing

Upon the listing of our shares of common stock on a national securities exchange, subject to a number of conditions, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common stock at the time of listing, among other factors. For the three months ended March 31, 2009, we did not incur such distribution.

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

The Partnership Agreement Amendment provides that after the termination of the Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger with a company that has shares listed on a national securities exchange, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our offering) (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, then our advisor will be entitled to receive a distribution in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date.

For the three months ended March 31, 2009 and 2008, we did not incur such distribution.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of March 31, 2009 and December 31, 2008:

Entity	Fee	March 31, 2009	December 31, 2008

Grubb & Ellis Realty Investors	Operating Expenses	$14,000	$33,000
Grubb & Ellis Realty Investors	Offering Costs	746,000	797,000
Grubb & Ellis Realty Investors	Due Diligence	14,000	—
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	206,000	207,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	5,000	103,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	2,358,000	1,120,000
Realty	Asset and Property Management Fees	789,000	726,000
Realty	Lease Commissions	64,000	77,000

		$4,196,000	$3,063,000

13. Redeemable Noncontrolling Interest of Limited Partners

As of March 31, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of March 31, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.

As of March 31, 2009 and December 31, 2008, we owned an 80.0% interest in the JV Company that owns Chesterfield Rehabilitation Center, which was purchased on December 20, 2007. As of March 31, 2009 and December 31, 2008, the balance was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date.

Redeemable noncontrolling interests are accounted for in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of March 31, 2009 and December 31, 2008 was $3,133,000. As of March 31, 2009 and December 31, 2008, redeemable noncontrolling interest of limited partners was $2,122,000 and $1,951,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2007	$3,091,000
Net loss attributable to noncontrolling interest of limited partners	(79,000)
Purchase price allocation adjustment	(883,000)

Balance as of March 31, 2008	$2,129,000

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	70,000
Distributions	(87,000)
Adjustment to noncontrolling interests	188,000

Balance as of March 31, 2009	$2,122,000

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

14. Stockholders’ Equity

Common Stock

In April 2006, our advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through March 31, 2009, we granted an aggregate of 90,000 shares of restricted common stock to our independent directors and Chief Executive Officer pursuant to the terms and conditions of our 2006 Incentive Plan. Through March 31, 2009, we issued 93,249,152 shares of our common stock in connection with our offering and 2,390,122 shares of our common stock under the DRIP, and repurchased 246,510 shares of our common stock under our share repurchase plan. As of March 31, 2009 and December 31, 2008, we had 95,482,964 and 75,465,437 shares of our common stock outstanding, respectively.

We are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of March 31, 2009 and December 31, 2008, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended March 31, 2009 and 2008, $6,934,000 and $1,898,000, respectively, in distributions were reinvested and 729,946 and 199,746 shares of our common stock, respectively, were issued under the DRIP. As of March 31, 2009 and December 31, 2008, a total of $22,706,000 and $15,772,000, respectively, in distributions were reinvested and 2,390,122 and 1,660,176 shares of our common stock, respectively, were issued under the DRIP.

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

For the three months ended March 31, 2009 and 2008, we repurchased 136,762 shares of our common stock, for an aggregate amount of $1,310,000, and 12,270 shares of our common stock, for $123,000, respectively. As of March 31, 2009 and December 31, 2008, we had repurchased 246,510 shares of our common stock, for an aggregate amount of $2,387,000, and 109,748 shares of our common stock, for an aggregate amount of $1,077,000, respectively.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

2006 Incentive Plan and Independent Directors Compensation Plan

Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares. On December 30, 2008, we amended the 2006 Independent Directors Compensation Plan, which became effective on January 1, 2009.

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

On November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of our 2006 Incentive Plan. The shares of restricted common stock will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date.

The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended March 31, 2009 and 2008, we recognized compensation expense of $58,000 and $19,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2009 and December 31, 2008, there was approximately $565,000 and $623,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.5 years.

As of March 31, 2009 and December 31, 2008, the fair value of the nonvested shares of restricted common stock was $685,000. A summary of the status of the nonvested shares of restricted common stock as of March 31, 2009 and December 31, 2008, and the changes for the three months ended March 31, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2008	68,500	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2009	68,500	$10.00

Expected to vest — March 31, 2009	68,500	$10.00

15. Subordinated Participation Interest

On November 14, 2008, we entered into the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our advisor may elect to defer its right to receive a subordinated distribution from our operating partnership after the termination of the Advisory Agreement, subject to certain conditions.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The Partnership Agreement provides that after the termination of the Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger in which our stockholders received in exchange for shares of our common stock shares of a company that are tracked on a national securities exchange, our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Advisory Agreement-Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made to us by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership unites issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our offering) (less amounts paid to redeem shares of our common stock pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, or an other liquidity event, then our advisor will be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of: (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date. For the three months ended March 31, 2009 and 2008, we have not recorded any charges to earnings related to the subordinated participation interest.

16. Fair Value of Financial Instruments

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, or SFAS No. 107.

Financial Instruments Reported at Fair Value

Cash and Cash Equivalents

We invest in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets for identical securities. We also invest in short term maturity U.S. Treasury bills which are classified within Level 1 of the fair value hierarchy because they valued using unadjusted quoted market prices in active markets for identical securities.

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

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities at fair value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000
U.S. Treasury Bills	148,998,000	—	—	148,998,000

Total assets at fair value	$149,041,000	$	$—	$149,041,000

Liabilities
Derivative financial instruments	$—	$(13,268,000)	$—	$(13,268,000)

Total liabilities at fair value	$—	$(13,268,000)	$—	$(13,268,000)

Financial Instruments Disclosed at Fair Value

SFAS No. 107 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under SFAS No. 157.

Our accompanying consolidated balance sheets include the following financial instruments: real estate note receivables, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loan payables, net and borrowings under the line of credit.

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

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of March 31, 2009, the fair value of the mortgage loan payables was $444,394,000, compared to the carrying value of $453,606,000. As of December 31, 2008, the fair value of the mortgage loan payables was $456,606,000, compared to the carrying value of $460,762,000.

17.	Business Combinations

For the three months ended March 31, 2009, we completed the acquisition of one property and two condos/buildings related to two existing properties in our portfolio, adding a total of approximately 201,000 square feet of GLA to our property portfolio. The aggregate purchase price was $36,379,000 plus closing costs of $1,186,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three months ended March 31, 2009 for the periods subsequent to the acquisition dates.

In accordance with SFAS No. 141(R), we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of March 31, 2009 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three months ended March 31, 2009, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $30,409,000, $(8,262,000) and $(0.10), respectively.

Assuming the property acquisitions discussed above had occurred on January 1, 2008, for the three months ended March 31, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $14,045,000, $(9,071,000) and $(0.37), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of March 31, 2009 and December 31, 2008, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

For the three months ended March 31, 2009, we had interests in seven consolidated properties located in Texas, which accounted for 16.3% of our total rental income and interests in five consolidated properties located in Indiana, which accounted for 14.0% of our total rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three months ended March 31, 2008, we had interests in four consolidated properties located in Florida which accounted for 17.6% of our total rental income, interests in three consolidated properties located in Texas which accounted for 14.5% of our total rental income, interests in four consolidated properties located in Ohio which accounted for 14.1% of our total rental income and interests in three consolidated properties located in Georgia which accounted for 10.3% of our total rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three months ended March 31, 2009 and 2008, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

19. Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share, or SFAS No. 128. In January 2009, we adopted the provisions of FSP No. 03-6-1 on a prospective basis, which requires us to include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in SFAS No. 128. The adoption of FSP No. 03-6-1 did not have a material effect on our computation of earnings per share because we do not have any material share-based payment transactions.

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of March 31, 2009 and 2008, we did not have any securities that give rise to potentially dilutive shares of our common stock.

20. Subsequent Events

Status of our Offering

As of April 30, 2009, we had received and accepted subscriptions in our offering for 100,721,990 shares of our common stock, or $1,006,137,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In April 2009, we repurchased 269,622 shares of our common stock, for an aggregate amount of $2,537,000, under our share repurchase plan.

Services Agreement

In April 2009, we entered into the services agreement with American Realty Capital II, LLC, or ARC II. Pursuant to the terms of the services agreement, ARC II will provide consulting services to us in connection with our self-management program.

In addition, ARC II will make available to us on an ongoing and as needed basis, backup support services, including, without limitation, acquisition, disposition, property management, leasing and asset accounting services. Unless we determine otherwise as part of our self-management program, we do not currently plan to consider the use of, or plan to contract for, the backup support services prior to the termination or expiration of the Advisory Agreement, which expires on September 20, 2009. Under the services agreement, we are not obligated to use ARC II for any of the backup support services, nor are we limited in using any other service provider. ARC II may be entitled to receive a 1.5% subordinated incentive payment as consideration for providing consulting services and for making available backup support services to us. ARC II will receive additional compensation for specific support services as ARC II is requested to provide such services.

Transfer Agent Letter of Intent

In April 2009, we signed a letter of intent to enter into a binding agreement with DST Systems, Inc. to serve as our transfer agent and to provide subscription processing and investor relations services.

Potential Acquisition

On May 7, 2009, we signed an offer to purchase two medical office buildings in Wisconsin comprising approximately 129,000 square feet for an aggregate purchase price of $40,700,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2009 and December 31, 2008, together with our results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

Overview and Background

Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. Upon or prior to the completion of our transition to self-management, which we expect to complete by September 20, 2009, we intend to change our name to Healthcare Trust of America, Inc. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We have also invested to a limited extent in quality commercial office properties and other real estate related assets. However, we do not intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce current income. We qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 31, 2009, we had received and accepted subscriptions in our offering for 93,249,152 shares of our common stock, or $931,447,000, excluding shares of our common stock issued under the DRIP.

On April 6, 2009, we filed a Registration Statement on Form S-11 with the SEC with respect to a proposed follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. Our follow-on offering would include up to 200,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 21,052,632 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share. We have not issued any shares under this Registration Statement as it has not been declared effective by the SEC.

As of April 30, 2009, we had received and accepted subscriptions in our offering for 100,721,990 shares of our common stock, or $1,006,137,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., to be named Healthcare Trust of America, L.P., or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, provides certain accounting, asset management, acquisition and other services to us pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Our advisor is affiliated with us in that we and our advisor have a common officer, who also owns an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services.

The Advisory Agreement expires on September 20, 2009. Our main objectives in amending the Advisory Agreement were to reduce acquisition and asset management fees, eliminate internalization fees and to set the framework for our transition to self-management. Under the Advisory Agreement, our advisor agreed to use reasonable efforts to cooperate with us as we pursue a self-management program. Upon or prior to completion of our transition to self-management which we expect to complete by September 20, 2009, and/or the termination of the Advisory Agreement, we will no longer be advised by our advisor or consider our company to be sponsored by Grubb & Ellis Company, or Grubb & Ellis.

At the commencement of our offering we had minimal assets and operations and we did not believe that it was efficient at that time to engage our own internal management team. As of May 13, 2009, we had acquired 43 geographically diverse properties and other real estate related assets for a total purchase price of $1,003,220,000. As a result of our growth and success, our board of directors believes that we now have the critical mass required to support a self-management structure. Our board of directors believes that self-management will enable us to better position our company for success in the future for several reasons discussed below:

Management Team. We believe that our management team, led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, has the experience and expertise to efficiently and effectively operate our company. In addition, we have hired Kellie S. Pruitt as our Chief Accounting Officer and Chris Balish, our Senior Vice President, Asset Management. We have engaged Mark Engstrom as an independent consultant to serve as our acquisition and asset manager and we expect to hire Mr. Engstrom as a full-time employee in the future. We have also hired nine other employees. We intend to continue to hire additional employees and engage independent consultants to expand our self-management infrastructure, assist in our transition to a self-managed company and fulfill other responsibilities, including acquisitions, accounting, asset management, strategic investing and corporate and securities compliance. Mr. Peters is leading our transition to a self-management structure. Our internal management team manages our day-to-day operations and oversees and supervises our employees and third party service providers, who will be retained on an as-needed basis. All key personnel report directly to Mr. Peters.

Governance. An integral part of our self-management program is our experienced board of directors. Our board of directors provides effective ongoing governance for our company and spends a substantial amount of time overseeing our transition to self-management. Our governance and management framework is one of our key strengths.

Significantly Reduced Cost. From inception through March 31, 2009, we incurred to our advisor and its affiliates approximately $29,388,000 in acquisition fees; approximately $9,036,000 in asset management fees; approximately $3,828,000 in property management fees; and approximately $1,145,000 in leasing fees. We expect third party property management expenses and third party acquisition expenses, including legal fees, due diligence fees and closing costs, to remain approximately the same as under external management. We believe however, that the total cost of the self-management program will be substantially less than the cost of external management. While our board of directors, including a majority of our independent directors, previously determined that the fees to our advisor were fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties, we now believe that by having our own employees and independent consultants manage our operations and retain third party providers, we will significantly reduce our cost structure.

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

Funding of Self-Management. We believe that the cost of the self-management program will be substantially less than the cost of external management. Therefore, although we are incurring additional costs now related to our transition to self-management, we expect the cost of the self-management program to be effectively funded by future cost savings. Pursuant to the Advisory Agreement, we have already reduced acquisition fees and asset management fees payable to our advisor, which we believe will result in substantial cost savings. In addition, we anticipate that we will achieve further cost savings in the future as a result of reduced and/or eliminated acquisition fees, asset management fees, internalization fees and other outside fees.

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

Developments in 2009

•    On March 13, 2009, Shannon K S Johnson resigned from her position as our Chief Financial Officer. Ms. Johnson will continue to provide non-exclusive services to us in her role as a Financial Reporting Manager of Grubb & Ellis Realty Investors. Under the Advisory Agreement, our advisor currently serves as our financial advisor. In that capacity, our advisor, through its officers and the officers and employees of its affiliates, maintains our books and records, assists with the implementation of our financial policies and is responsible for preparing our financial reports to be filed with the SEC among its other responsibilities.

•    On March 17, 2009, our board of directors appointed Kellie S. Pruitt, our Chief Accounting Officer and principal accounting officer, to also serve as our principal financial officer.

•    On March 17, 2009, Grubb & Ellis Realty Investors provided notice of its termination of the services agreement, pursuant to which it provides subscription processing and investor relations services to us. The termination will be effective September 20, 2009.

•    On April 3, 2009, we entered into the services agreement with American Realty Capital II, LLC, or ARC II. Pursuant to the terms of the services agreement, ARC II will provide consulting services to us in connection with our self-management program.

•    On April 28, 2009, we signed a letter of intent to enter into a binding agreement with DST Systems, Inc. to serve as our transfer agent and to provide subscription processing and investor relations services.

•    On April 30, 2009, we hired Chris Balish, our Senior Vice President of Asset Management.

•    On May 7, 2009, we signed an offer to purchase two medical office buildings in Wisconsin comprising approximately 129,000 square feet for an aggregate purchase price of $40,700,000.

•    As of May 13, 2009, we had purchased 43 geographically diverse properties comprising 5,358,000 square feet of gross leasable area, or GLA, and one real estate related asset, for an aggregate purchase price of $1,003,220,000.

•    We have received and are in the process of receiving lender consents in connection with our self-management program.

Our principal executive offices are located at 16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, please contact Grubb & Ellis Realty Investors at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California, 92705 or by telephone at (877) 888-7348 or (714) 667-8252.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued accounting pronouncements.

Acquisitions in 2009

See Note 3, Real Estate Investments – Acquisitions in 2009, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009.

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

Scheduled Lease Expirations

As of March 31, 2009, our consolidated properties were 90.8% occupied. During the remainder of 2009, 9.1% of the occupied GLA will expire. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2008 and continue to comply with such regulations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Our operating results are primarily comprised of income derived from our portfolio of properties.

Except where otherwise noted, the change in our results of operations is due to owning 43 geographically diverse properties and one real estate related asset as of March 31, 2009, as compared to owning 27 geographically diverse properties and no real estate related assets as of March 31, 2008.

Rental Income

For the three months ended March 31, 2009, rental income was $29,190,000 as compared to $13,117,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, rental income was primarily comprised of base rent of $21,972,000 and expense recoveries of $5,789,000. For the three months ended March 31, 2008, rental income was primarily comprised of base rent of $9,872,000 and expense recoveries of $2,441,000.

The aggregate occupancy for our properties was 90.8% as of March 31, 2009 as compared to 89.0% as of March 31, 2008.

Rental Expenses

For the three months ended March 31, 2009 and 2008, rental expenses were $11,801,000 and $4,468,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009	2008

Real estate taxes	$4,154,000	$1,569,000
Building maintenance	2,348,000	698,000
Utilities	2,235,000	856,000
Property management fees	865,000	396,000
Administration	809,000	486,000
Grounds maintenance	744,000	250,000
Non-recoverable operating expenses	376,000	60,000
Insurance	213,000	123,000
Other	57,000	30,000

Total rental expenses	$11,801,000	$4,468,000

The increase in rental expenses is primarily due to owning 43 geographically diverse properties and one real estate related asset for total operating properties, net of $834,529,000 as of March 31, 2009 as compared to 27 geographically diverse properties and no real estate related assets for total operating properties, net of $442,653,000 as of March 31, 2008.

General and Administrative

For the three months ended March 31, 2009 and 2008, general and administrative was $5,074,000 and $1,848,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009		2008

Acquisition-related costs	$1,499,000	(a)	$–	(a)
Asset management fees	1,269,000	(b)	1,136,000	(b)
Professional and legal fees	1,032,000	(c)	350,000	(c)
Bad debt expense	349,000	(d)	58,000	(d)
Salaries and benefits	318,000	(e)	–	(e)
Directors’ fees	158,000	(f)	61,000	(f)
Directors’ and officers’ insurance premiums	124,000	(g)	58,000	(g)
Bank charges	72,000		5,000
Restricted stock compensation	58,000		19,000
Investor services	53,000	(h)	17,000	(h)
Postage	31,000	(h)	13,000	(h)
Acquisition-related audit fees	–	(i)	82,000	(i)
Other	111,000		49,000

	$5,074,000		$1,848,000

The increase in general and administrative of $3,226,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was due to the following:

(a)	Acquisition-related costs of $1,499,000 were expensed as incurred for acquisitions for the three months ended March 31, 2009 in accordance with the adoption of Statement of Financial Accounting Standards, or SFAS, No. 141(R), Business Combinations, or SFAS No. 141(R). Acquisition-related costs for the three months ended March 31, 2008 were capitalized and recorded as part of the purchase price allocations.

(b)	The increase in the asset management fees was due to an increase of approximately $1,402,000 resulting from the increase in the number of properties and other real estate related assets discussed above offset by a decrease in asset management fees of approximately $1,269,000 resulting from the amendments to the Advisory Agreement.

(c)	The increase in professional and legal fees of $682,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to increased fees in connection with outside consulting, the majority of which are one-time, non-recurring costs for among other things, our self-management program.

(d)	The increase in bad debt expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to increased tenant defaults during the three months ended March 31, 2009 as a result of operating more properties than during the three months ended March 31, 2008.

(e)	The increase in salaries and benefits of $376,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to an increase in the number of our employees being hired for the transition to self-management during the three months ended March 31, 2009. We did not have any employees during the three months ended March 31, 2008.

(f)	The increase in directors’ fees of $97,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to an increased number of meetings and increased fees for these meetings as a result of amending the 2006 Independent Directors Compensation Plan on December 30, 2008 which became effective as of January 1, 2009. These amendments increased the annual retainer for each director from $36,000 to $50,000, added an additional retainer for each committee chairman of $7,500, increased the meeting fee from $1,000 to $1,500, and increased the committee meeting fee from $500 to $1,000.

(g)	The increase in directors’ and officers’ insurance premiums of $66,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to increased premiums due to an increase in coverage.

(h)	The increase in investor services of $36,000 for the three months ended March 31, 2009, as compared to March 31, 2008 was due to the increase in the number of stockholders. The increase in postage of $18,000 for the three months ended March 31, 2009, as compared to March 31, 2008 was primarily due to increased distributions and investor statement mailings due to an increase in the number of stockholders.

(i)	The decrease in acquisition-related audit fees of $82,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to the fact that for the three months ended March 31, 2009, there were no acquisitions that were subject to the provisions of Article 3-14 of Regulation S-X, which resulted in no acquisition related audits.

Depreciation and Amortization

For the three months ended March 31, 2009 and 2008, depreciation and amortization was $13,299,000 and $6,253,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009	2008

Depreciation of properties	$7,528,000	$3,351,000
Amortization of identified intangible assets	5,719,000	2,892,000
Amortization of lease commissions	50,000	10,000
Other assets	2,000	—

Total depreciation and amortization	$13,299,000	$6,253,000

Interest Expense

For the three months ended March 31, 2009 and 2008, interest expense was $6,570,000 and $7,248,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009	2008

Interest expense on our mortgage loan payables	$6,926,000	$3,520,000
(Gain) loss on derivative financial instruments	(930,000)	3,536,000
Amortization of deferred financing fees associated with our mortgage loan payables	370,000	188,000
Amortization of deferred financing fees associated with our line of credit	95,000	—
Amortization of debt discount	69,000	4,000
Unused line of credit fees	40,000	—

Total interest expense	$6,570,000	$7,248,000

The decrease in interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to a gain on derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps of $(930,000) during the three months ended March 31, 2009 as compared to a loss on derivative financial instruments of $3,536,000 during the three months ended March 31, 2008. This decrease was offset by an increase in our interest expense on our mortgage loan payables due to an increase in our mortgage loan payables to $453,606,000 as of March 31, 2009 from $238,653,000 as of March 31, 2008.

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

Interest and Dividend Income

For the three months ended March 31, 2009, interest and dividend income was $128,000 as compared to $11,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, interest and dividend income was related primarily to interest earned on our money market accounts and U.S. Treasury bills. The increase in interest and dividend income was due to significantly higher cash balances for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

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

We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others. Until we invest the majority of the proceeds of our offering in properties and other real estate related assets, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and other real estate related assets. The number of properties we may acquire and other investments we will make will depend upon the number of our shares of our common stock sold in our offering and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate related assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

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

As of March 31, 2009, we estimate that our expenditures for capital improvements will require up to $4,143,000 for the remaining nine months of 2009. As of March 31, 2009, we had $5,478,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2009 and 2008, were $5,895,000 and $2,586,000, respectively. For the three months ended March 31, 2009, cash flows provided by operating activities related primarily to operations from our 43 geographically diverse and one real estate related asset. For the three months ended March 31, 2008, cash flows provided by operating activities related primarily to operations from our 27 geographically diverse properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008, were $38,922,000 and $107,730,000, respectively. For the three months ended March 31, 2009, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $36,588,000. For the three months ended March 31, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $107,609,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the three months ended March 31, 2009 and 2008, were $159,764,000 and $109,092,000, respectively. For the three months ended March 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $193,645,000 and borrowings on mortgage loan payables of $1,696,000, the payment of offering costs of $17,929,000, distributions of $7,313,000 and principal repayments of $8,922,000 on mortgage loan payables. Additional cash outflows related to deferred financing costs of $42,000 in connection with the debt financing for our acquisitions. For the three months ended March 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $58,404,000, borrowings on mortgage loan payables of $53,100,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $6,899,000, partially offset by the payment of offering costs of $6,053,000, distributions of $2,169,000, and principal repayments of $252,000 on mortgage loan payables. Additional cash outflows related to deferred financing costs of $700,000 in connection with the debt financing for our acquisitions.

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

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the three months ended March 31, 2009, we paid distributions of $14,247,000 ($7,313,000 in cash and $6,934,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $5,895,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering. As of March 31, 2009, we had an amount payable of $1,078,000 to our advisor and its affiliates for operating expenses, acquisition-related expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flow from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the three months ended March 31, 2009 and 2008, our funds from operations, or FFO, were $6,378,000 and $(409,000), respectively. FFO was increased (reduced) by noncash gains (losses) caused by the reduced fair market value of interest rate swaps of $930,000 and $(3,536,000) for the three months ended March 31, 2009 and 2008, respectively. FFO also reflects a reduction for acquisition-related expenses of $1,276,000 and $0 for the three months ended March 31, 2009 and 2008, respectively, as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. For the three months ended March 31, 2009 and 2008 we paid distributions of $14,247,000 and $4,067,000 respectively. Such amounts were covered by FFO of $6,378,000 and $0, respectively, which is net of the noncash gains and losses described below. The distributions paid in excess of our FFO were paid using proceeds from our offering. Excluding such noncash gains and losses as well as acquisition costs, FFO would have been $6,724,000 and $3,127,000, respectively. See our disclosure regarding FFO below.

In order to manage interest rate risk, we enter into interest rate swaps to fix interest rates, which are derivative financial instruments. These interest rate swaps are required to be recorded at fair market value, even if we have no intention of terminating these instruments prior to their respective maturity dates. Our FFO reflects cumulative noncash losses on derivative financial instruments related to our interest rate swaps from inception through March 31, 2009 in the amount of $13,268,000 resulting from fluctuations in variable interest rates. This change in fair value is an adjustment to reconcile net loss to net cash provided by operating activities. This is shown in our accompanying consolidated statements of cash flows as a noncash adjustment. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion of our derivative financial instruments. All interest rate swaps are marked-to-market with changes in value included in net income (loss) each period until the instrument matures. We have no intentions of terminating these instruments prior to their respective maturity dates. The value of our interest rate swaps will fluctuate until the instrument matures and will be zero upon maturity of the instruments. Therefore, any gains or losses on derivative financial instruments will ultimately be reversed.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2009, our aggregate borrowings were 45.4% of all of our properties’ and other real estate related assets’ combined fair market values.

Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 31, 2009, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loan Payables, Net

See Note 7, Mortgage Loan Payables, Net, to our accompanying condensed consolidated financial statements, for a further discussion of our mortgage loan payables, net.

Line of Credit

See Note 9, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion of our line of credit.

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

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements, for a further discussion of our commitments and contingencies.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2009, we had fixed and variable rate mortgage loan payables in the principal amount of $455,317,000 ($453,606,000, net of discount) outstanding secured by our properties and there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2009, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next nine months.

As of March 31, 2009, there were no amounts outstanding under our unsecured note payable to affiliate.

As of March 31, 2009, the weighted average interest rate on our outstanding debt was 3.78% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables as of March 31, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments - fixed rate debt	$922,000	$3,380,000	$17,559,000	$110,644,000	$132,505,000
Interest payments - fixed rate debt	5,908,000	15,184,000	14,375,000	17,139,000	52,606,000
Principal payments - variable rate debt	1,514,000	321,298,000	—	—	322,812,000
Interest payments - variable rate debt (based on rates in effect as of March 31, 2009)	8,063,000	15,726,000	—	—	23,789,000

Total	$16,407,000	$355,588,000	$31,934,000	$127,783,000	$531,712,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010 and 2011, $245,422,000 have two one year extensions available and $53,940,000 have a one year extension available.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

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

The following is the calculation of FFO for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net loss	$(6,800,000)	$(6,689,000)
Add:
Depreciation and amortization — consolidated properties	13,299,000	6,253,000
Less:
Net (income) loss attributable to noncontrolling interest of limited partners	(70,000)	79,000
Depreciation and amortization related to noncontrolling interests	(51,000)	(52,000)

FFO	$6,378,000	$(409,000)

FFO per share — basic and diluted	$0.08	$(0.02)

Weighted average common shares outstanding — basic and diluted	84,672,174	24,266,342

FFO reflects gains (losses) on derivative financial instruments related to our interest rate swaps in the amount of $930,000 and $(3,536,000) for the three months ended March 31, 2009 and 2008, respectively. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion of our interest rate swaps.

FFO also reflects a reduction for acquisition-related expenses of $1,276,000 and $0 for the three months ended March 31, 2009 and 2008, respectively, as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net loss to net operating income has been provided for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net loss	$(6,800,000)	$(6,689,000)
Add:
General and administrative	5,074,000	1,848,000
Depreciation and amortization	13,299,000	6,253,000
Interest Expense	6,570,000	7,248,000
Less:
Interest and dividend income	(128,000)	(11,000)

Net operating income	$18,015,000	$8,649,000

Subsequent Events

See Note 20, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009, other than those listed in Part II, Item 1A, Risk Factors.

The table below presents, as of March 31, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$922,000	$1,466,000	$1,914,000	$2,047,000	$15,512,000	$110,644,000	$132,505,000	$126,840,000
Weighted average interest rate on maturing debt	5.55%	5.68%	5.72%	5.72%	5.88%	5.76%	5.76%	—
Variable rate debt - principal payments	$1,514,000	$120,876,000	$200,422,000	$—	$—	$—	$322,812,000	$317,554,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2009)	2.78%	2.61%	3.19%	—	—	—	2.97%	—

Mortgage loan payables were $455,317,000 ($453,606,000, net of discount) as of March 31, 2009. As of March 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.91% to 12.75% per annum and a weighted average effective interest rate of 3.78% per annum. We had $132,505,000 ($130,794,000, net of discount) of fixed rate debt, or 29.1% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $322,812,000 of variable rate debt, or 70.9% of mortgage loan payables, at a weighted average interest rate of 2.97% per annum.

As of March 31, 2009, there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. Also, as of March 31, 2009, there were no amounts outstanding under our unsecured note payable to affiliate.

An increase in the variable interest rate on our variable rate mortgage loans without fixed rate interest rate swaps and our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of March 31, 2009, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense, exclusive of gains (losses) on derivative financial instruments, by $8,000, or 0.03%.

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

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 27, 2009, except as noted below.

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

For the three months ended March 31, 2009, we paid distributions of $14,247,000 ($7,313,000 in cash and $6,934,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, as compared to cash flow from operations of $5,895,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from this offering. As of March 31, 2009, we had an amount payable of $1,078,000 to Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, and its affiliates for operating expenses, acquisition-related expenses, on-site personnel and engineering payroll, lease commissions, and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flows from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the three months ended March 31, 2009, our funds from operations, or FFO, was $6,378,000. We paid distributions of $14,247,000, of which $6,378,000 was paid from FFO and the remainder from proceeds from our offering. For more information about FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources- Distributions.

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

As of March 31, 2009, we had received and accepted subscriptions for 93,249,152 shares of our common stock, or $931,447,000. As of March 31, 2009, a total of $22,706,000 in distributions were reinvested and 2,390,122 shares of our common stock were issued under the DRIP.

As of March 31, 2009, we have incurred marketing support fees of $23,262,000, selling commissions of $64,272,000 and due diligence expense reimbursements of $199,000. We have also incurred organizational and offering expenses of $9,663,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of March 31, 2009, we have used $568,570,000 in offering proceeds to purchase our 43 properties and one real estate related asset and repay debt incurred in connection with such acquisitions.

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

During the three months ended March 31, 2009, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
	(a)	(b)	Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

January 1, 2009 to January 31, 2009	136,762	$9.58	136,762	(2)
February 1, 2009 to February 28, 2009	—	$—	—	$ —
March 1, 2009 to March 31, 2009	—	$—	—	$ —

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. Through March 31, 2009, we had repurchased 246,510 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, or SFAS No. 160, as described more fully in Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements. The adoption of SFAS No. 160 did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of SFAS No. 160 is the change in presentation of the mezzanine section of the minority interest of limited partner in operating partnership of $1,000 and the minority interest of limited partner of $1,950,000, as previously reported as of December 31, 2008, and of the minority interest of limited partner of $3,091,000, as previously reported as of December 31, 2007, to redeemable noncontrolling interest of limited partners of $1,951,000 and $3,091,000, respectively.

Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net income (loss) attributable to the noncontrolling interest, and a new separate line item for net (income) loss attributable to controlling interest be presented in the consolidated statements of operations. Thus, after adoption of SFAS No. 160 net loss of $(28,448,000) and $(7,666,000), for the years ended December 31, 2008 and 2007, as previously reported, respectively, will change to net loss of $(28,409,000) and $(7,674,000), respectively, and net loss attributable to controlling interest will be equal to net loss as previously reported prior to the adoption of SFAS No. 160. There was no effect on the consolidated statements of operations for the period from April 28, 2006 through December 31, 2006.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10Q) are included, or incorporated by reference, in this Quarterly Report on Form 10Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc.

(Registrant)

May 14, 2009	By:	/s/ Scott D. Peters

Date		Scott D. Peters Chief Executive Officer and President (principal executive officer)

May 14, 2009	By:	/s/ Kellie S. Pruitt

Date		Kellie S. Pruitt Chief Accounting Officer (principal accounting officer and principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2		Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference)
3.3		Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
3.4		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference)
10.1		Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Director Compensation Plan, effective January 1, 2009 (included as Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.