Form 10-Q
period 2009-06-30
Grubb & Ellis Healthcare REIT, Inc.
filed 2009-08-14
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-53206
Grubb & Ellis Healthcare REIT, Inc.
(Exact name of registrant as specified in its charter)
(To be named Healthcare Trust of America, Inc.)

Maryland (State or other jurisdiction of incorporation or organization)	20-4738467 (I.R.S. Employer Identification No.)

16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona (Address of principal executive offices)	85254 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     As of July 31, 2009, there were 121,964,169 shares of common stock of Grubb & Ellis Healthcare REIT, Inc. outstanding.

Grubb & Ellis Healthcare REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Real estate investments:
Operating properties, net	$862,627,000	$810,920,000
Real estate note receivables, net	16,033,000	15,360,000
Cash and cash equivalents	390,479,000	128,331,000
Accounts and other receivables, net	6,932,000	5,428,000
Restricted cash	8,457,000	7,747,000
Identified intangible assets, net	136,840,000	134,623,000
Other assets, net	15,276,000	11,514,000

Total assets	$1,436,644,000	$1,113,923,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$452,955,000	$460,762,000
Accounts payable and accrued liabilities	28,849,000	21,919,000
Accounts payable due to affiliates, net	4,300,000	3,063,000
Derivative financial instruments	10,907,000	14,198,000
Security deposits, prepaid rent and other liabilities	4,681,000	4,582,000
Identified intangible liabilities, net	7,210,000	8,128,000

Total liabilities	508,902,000	512,652,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest of limited partners (Note 13)	2,295,000	1,951,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 116,714,610 and 75,465,437 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,167,000	755,000
Additional paid-in capital	1,044,297,000	673,351,000
Accumulated deficit	(120,017,000)	(74,786,000)

Total stockholders’ equity	925,447,000	599,320,000

Total liabilities and equity	$1,436,644,000	$1,113,923,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$29,838,000	$16,273,000	$59,028,000	$29,390,000
Interest income from real estate note receivables, net	640,000	—	1,266,000	—

Total revenues	30,478,000	16,273,000	60,294,000	29,390,000
Expenses:
Rental expenses	10,560,000	5,444,000	22,361,000	9,912,000
General and administrative	5,786,000	2,195,000	10,860,000	4,043,000
Depreciation and amortization	12,645,000	7,439,000	25,944,000	13,692,000

Total expenses	28,991,000	15,078,000	59,165,000	27,647,000

Income before other income (expense)	1,487,000	1,195,000	1,129,000	1,743,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to note payable to affiliate	—	(1,000)	—	(1,000)
Interest expense related to mortgage loan payables and line of credit	(7,428,000)	(4,132,000)	(14,928,000)	(7,844,000)
Gain (loss) on derivative financial instruments	2,362,000	3,432,000	3,292,000	(104,000)
Interest and dividend income	44,000	20,000	172,000	31,000

Net (loss) income	(3,535,000)	514,000	(10,335,000)	(6,175,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	(102,000)	(188,000)	(172,000)	(109,000)

Net (loss) income attributable to controlling interest	$(3,637,000)	$326,000	$(10,507,000)	$(6,284,000)

Net (loss) income per share attributable to controlling interest — basic and diluted	$(0.03)	$0.01	$(0.11)	$(0.22)

Weighted average number of shares outstanding —
Basic	106,265,880	33,164,866	95,530,594	28,714,736

Diluted	106,265,880	33,165,015	95,530,594	28,714,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Total
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity
BALANCE - December 31, 2007	21,449,451	$214,000	$190,534,000	$—	$(15,158,000)	$175,590,000
Issuance of common stock	17,517,227	175,000	174,829,000	—	—	175,004,000
Issuance vested and nonvested restricted common stock	12,500	—	25,000	—	—	25,000
Offering costs	—	—	(19,113,000)	—	—	(19,113,000)
Amortization of nonvested common stock compensation	—	—	38,000	—	—	38,000
Issuance of common stock under the DRIP	456,255	5,000	4,330,000	—	—	4,335,000
Repurchase of common stock	(32,270)	—	(322,000)	—	—	(322,000)
Distributions	—	—	—	—	(10,458,000)	(10,458,000)
Net loss attributable to controlling interest	—	—	—	—	(6,284,000)	(6,284,000)

BALANCE - June 30, 2008	39,403,163	$394,000	$350,321,000	$—	$(31,900,000)	$318,815,000

BALANCE – December 31, 2008	75,465,437	$755,000	$673,351,000	$—	$(74,786,000)	$599,320,000
Issuance of common stock	39,994,229	400,000	399,244,000	—	—	399,644,000
Offering costs	—	—	(39,989,000)	—	—	(39,989,000)
Amortization of nonvested common stock compensation	—	—	117,000	—	—	117,000
Issuance of common stock under the DRIP	1,661,329	16,000	15,766,000	—	—	15,782,000
Repurchase of common stock	(406,385)	(4,000)	(3,848,000)	—	—	(3,852,000)
Distributions	—	—	—	—	(34,724,000)	(34,724,000)
Adjustment to redeemable noncontrolling interests	—	—	(344,000)	—	—	(344,000)
Net loss attributable to controlling interest	—	—	—	—	(10,507,000)	(10,507,000)

BALANCE – June 30, 2009	116,714,610	$1,167,000	$1,044,297,000	$—	$(120,017,000)	$925,447,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,335,000)	$(6,175,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	24,111,000	12,794,000
Stock based compensation, net of forfeitures	117,000	63,000
Loss on property insurance settlements	5,000	—
Bad debt expense	928,000	230,000
Change in fair value of derivative financial instruments	(3,292,000)	104,000
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,023,000)	(3,312,000)
Other assets	(2,414,000)	(32,000)
Accounts payable and accrued liabilities	7,674,000	3,021,000
Accounts payable due to affiliates, net	349,000	88,000
Security deposits, prepaid rent and other liabilities	(870,000)	260,000

Net cash provided by operating activities	14,250,000	7,041,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(78,988,000)	(351,027,000)
Capital expenditures	(4,079,000)	(1,248,000)
Restricted cash	(710,000)	(2,937,000)
Proceeds from insurance settlement	299,000	—

Net cash used in investing activities	(83,478,000)	(355,212,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	1,696,000	174,292,000
Borrowings on unsecured note payables to affiliate	—	6,000,000
Borrowings under the line of credit, net	—	22,806,000
Payments on mortgage loan payables	(9,642,000)	(628,000)
Proceeds from issuance of common stock	398,887,000	177,525,000
Deferred financing costs	(60,000)	(2,606,000)
Security deposits	89,000	(1,000)
Repurchase of common stock	(3,852,000)	(322,000)
Payment of offering costs	(39,101,000)	(17,344,000)
Distributions	(16,469,000)	(5,130,000)
Distributions to noncontrolling interest limited partner	(172,000)	(129,000)

Net cash provided by financing activities	331,376,000	354,463,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	262,148,000	6,292,000
CASH AND CASH EQUIVALENTS - Beginning of period	128,331,000	5,467,000

CASH AND CASH EQUIVALENTS - End of period	$390,479,000	$11,759,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,801,000	$6,811,000
Income taxes	$44,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,211,000	$645,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties :
Other assets, net	$17,000	$182,000
Mortgage loan payables, net	$—	$34,221,000
Accounts payable and accrued liabilities	$13,000	$4,081,000
Accounts payable due to affiliates, net	$—	$7,000
Security deposits, prepaid rent and other liabilities	$589,000	$1,469,000
Financing Activities:
Issuance of common stock under the DRIP	$15,782,000	$4,335,000
Distributions declared but not paid	$6,864,000	$2,249,000
Accrued offering costs	$2,806,000	$2,880,000
Payable for issuance of common stock	$—	$2,412,000
Accrued deferred financing costs	$14,000	$23,000
Adjustment to redeemable noncontrolling interests	$344,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008
     The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.
1. Organization and Description of Business
     Grubb & Ellis Healthcare REIT, Inc., (to be named Healthcare Trust of America, Inc. by August 28, 2009) a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We have also invested to a limited extent in commercial office properties and other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes and we intend to continue to be taxed as a REIT.
We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering is currently scheduled to expire upon the earlier of September 20, 2009, or the date on which the maximum offering has been sold. As of June 30, 2009, we had received and accepted subscriptions in our initial offering for 113,819,038 shares of our common stock, or $1,137,042,000, excluding shares of our common stock issued under the DRIP.
On April 6, 2009, we filed a Registration Statement on Form S-11 with the United States Securities and Exchange Commission, or the SEC, with respect to a proposed follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. Our follow-on offering would include up to 200,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 21,052,632 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share. We have not issued any shares under this registration statement as it has not been declared effective by the SEC. To help ensure that there is no gap between our initial offering and our follow-on offering, we intend to extend the term of our initial offering for up to an additional 180 days if the registration statement for our follow-on offering is not declared effective by the SEC on or prior to September 20, 2009, as permitted pursuant to SEC Rule 415 under the Securities Act of 1933, as amended.
     We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., (to be named Healthcare Trust of America Holdings, LP by August 28, 2009), or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, provides certain asset management, acquisition and other services to us pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Effective July 24, 2009, our advisor no longer provides accounting services to us.
     Our advisor engages affiliated entities, including but not limited to Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including but not limited to property management and leasing services. On July 2, 2009, we provided notice, on behalf of our wholly-owned subsidiaries, or a REIT Subsidiary, to Realty pursuant to each property management agreement entered into between a REIT Subsidiary and Realty, or Management Agreement, that each REIT Subsidiary elects to terminate its Management Agreement with Realty and proceed with a property management transition program under which Realty will cease to serve as the property manager effective as of September 1, 2009. See Note 20, Subsequent Events, for additional disclosures.
     Our main objectives in amending the Advisory Agreement were to reduce acquisition and asset management fees, eliminate internalization fees, as discussed below, and to set the framework for our transition to self-management. We started our transition to self-management in the fourth quarter of 2008. This transition is effectively completed and we consider ourselves to be self-managed. The role of our advisor has been and continues to be reduced as a result of our self-management program and our reduced need for outside advisory services. As

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
part of this transition, we are conducting an ongoing review of advisory services and dealer manager services, to ensure that such services have been performed consistent with applicable agreements and standards. The Advisory Agreement will expire or terminate no later than September 20, 2009.
     As part of and consistent with our self-management program, we and our advisor no longer have any common officers, and none of our officers own any indirect equity interests in our advisor. Consequently, we are no longer affiliated with our advisor.
     Self-management is a corporate model based on internal management rather than external management. In general, non-traded REIT’s are externally managed. With external management, a REIT is dependent upon an external advisor. An externally-managed REIT typically pays acquisition fees, asset management fees, property management fees and other fees to its advisor for services provided. In contrast, under our self-management program, we are managed internally by our management team led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, under the direction of our board of directors. With a self-managed REIT, fees paid to third parties are expected to be substantially reduced. By implementing self-management, we have effectively eliminated the potential need for us to pay any fee to our advisor in the future to “internalize” certain of the functions that they currently provide to us.
     We anticipate that the various costs of self-management will also be mitigated by the substantial reduction of the acquisition fees and the asset management fees payable to our advisor under the Advisory Agreement, as amended November 14, 2008.
     As of June 30, 2009, we had purchased 43 geographically diverse properties comprising 5,487,000 square feet of gross leasable area, or GLA, and one real estate related asset, for an aggregate purchase price of $1,043,920,000.
     Our principal executive offices are located at 16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, please contact DST Systems, Inc, by telephone at (888) 801-0107.
2. Summary of Significant Accounting Policies
     The summary of significant accounting policies presented below is designed to assist in understanding our interim consolidated financial statements. Such interim consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim consolidated financial statements.
Basis of Presentation
     Our accompanying interim consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of June 30, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor may be entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership, subject to a number of conditions. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
Interim Unaudited Financial Data
     Our accompanying interim consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
footnotes required by GAAP for complete financial statements. Our accompanying interim consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents of $390,479,000 and $128,331,000, includes approximately $358,722,000 and $0 in short-term U.S. Treasury bills as of June 30, 2009 and December 31, 2008, respectively. We account for short-term investments in accordance with the Financial Accounting Standards Board, or the FASB, Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all short-term investments as held-to-maturity, available-for-sale, or trading at the time of purchase and re-evaluate such classification as of each balance sheet date. The U.S. Treasury bills are considered held-to-maturity as of June 30, 2009 and matured in July 2009.
Segment Disclosure
     The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker, Scott D. Peters, Chief Executive Officer and President, evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which has been applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (see Note 8, Derivative Financial Instruments). We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The implementation of FSP SFAS No. 157-2 did not have a material effect on the methods or processes we use to value these non-financial assets and non-financial liabilities or information disclosed. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 significantly changed the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which are required to be recorded at acquisition date fair value and acquisition costs which are required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests are presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We have adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) has a material impact on our results of operations when we acquire real estate properties. We have adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we are required to reflect the change in presentation and disclosure for all periods presented. The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest of limited partner in operating partnership of $1,000 and the minority interest of limited partner of $1,950,000, as previously reported, to redeemable noncontrolling interest of limited partners of $1,951,000, as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net income attributable to the noncontrolling interest, and a new line item for net income attributable to controlling interest be presented in the condensed consolidated statements of operations. Thus, after adoption of SFAS No. 160 net income for the three months ended June 30, 2008 of $326,000, as previously reported, changed to net income of $514,000, as reported herein, and net income attributable to controlling interest is equal to net income as previously reported prior to the adoption of SFAS No. 160. Net loss for the six months ended June 30, 2008 of $(6,284,000), as previously reported, changed to net loss of $(6,175,000), as reported herein, and net loss attributable to controlling interest is equal to net loss as previously reported prior to the adoption of SFAS No. 160.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS No. 141(R)-1. FSP FAS No. 141 (R)-1 amends and clarifies FASB Statement No. 141(revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP FAS No. 141(R)-1 on a prospective basis on January 1, 2009. The adoption of SFAS No. 141 (R) did not have a material impact on our consolidated financial statements.
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
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements. We have provided these disclosures in Note 16, Fair Value of Financial Instruments.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS No. 165 also requires disclosure of the date through which subsequent events are evaluated by management. We adopted SFAS No. 165 effective for the second quarter of 2009. The additional disclosures required by this pronouncement are included in Note 20, Subsequent Events.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 168, a replacement of FASB Statement No. 162, or the Codification. The Codification will become the source of authoritative U.S. generally accepted accounting principles, or GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or the SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, it will supersede all then-existing non-SEC

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company’s consolidated financial statements beginning with the three months ending September 30, 2009. Because the Codification is not intended to change GAAP we do not expect it to have a material impact on our consolidated financial statements.
3. Real Estate Investments
     Our investments in our consolidated properties consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Land	$110,944,000	$107,389,000
Building and improvements	791,124,000	728,171,000
Furniture and equipment	10,000	10,000

	902,078,000	835,570,000

Less: accumulated depreciation	(39,451,000)	(24,650,000)

	$862,627,000	$810,920,000

     Depreciation expense for the three months ended June 30, 2009 and 2008 was $7,683,000 and $4,076,000, respectively, and depreciation expense for the six months ended June 30, 2009 and 2008 was $15,211,000 and $7,427,000, respectively.
Acquisitions in 2009
     During the six months ended June 30, 2009, we completed the acquisition of two properties and three office condominiums related to existing properties in our portfolio. The aggregate purchase price of these properties was $77,504,000. These properties were purchased with funds raised from our initial offering. We paid $1,937,000 in acquisition fees to our advisor and its affiliates in connection with these acquisitions. As a result of the adoption of SFAS No. 141(R) on January 1, 2009, the fees were expensed and included in general and administrative in our accompanying condensed consolidated statements of operations. Acquisitions completed during the six months ended June 30, 2009 are set forth below:

					Mortgage	Fee to our
		Date	Ownership	Purchase	Loan	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	its Affiliate(2)
Lima Medical Office Portfolio(3)	Lima, OH	01/16/09	100%	$385,000	$—	$9,000

Wisconsin Medical Office	Menomonee Falls,
Buildings Portfolio	Mequon, Milwaukee and
	Richfield, WI	02/27/09	100%	33,719,000	—	843,000

Mountain Empire Portfolio(3)	Rogersville, TN	03/27/09	100%	2,275,000	1,696,000	57,000

Lima Medical Office Portfolio(3)	Lima, OH	04/21/09	100%	425,000	—	11,000

Wisconsin Medical Office Buildings Portfolio 2	Mequon and Franklin, WI	05/27/09	100%	40,700,000	—	1,017,000

Total				$77,504,000	$1,696,000	$1,937,000

(1)	Represents the amount of the mortgage loan payable newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 2.5% of the contract purchase price for each property acquired.

(3)	This acquisition was an office condominium/building related to an existing property in our portfolio.
     Also see Note 17, Business Combinations, for additional disclosures related to our acquisitions.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
4. Real Estate Note Receivables, Net
     Real estate note receivables, net consisted of the following as of June 30, 2009 and December 31, 2008:

		Interest	Maturity
Property Name and Location	Property Type	Rate	Date	June 30, 2009	December 31, 2008
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	1,250,000	1,250,000

				20,000,000	20,000,000
Add: closing costs, net				308,000	360,000
Less: discount, net				(4,275,000)	(5,000,000)

Real estate note receivables, net				$16,033,000	$15,360,000

5. Identified Intangible Assets, Net
     Identified intangible assets consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
In place leases, net of accumulated amortization of $18,865,000 and $13,350,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 8.4 years and 7.6 years as of June 30, 2009 and December 31, 2008, respectively)	$55,734,000	$55,144,000

Above market leases, net of accumulated amortization of $2,305,000 and $1,513,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 8.0 years and 8.3 years as of June 30, 2009 and December 31, 2008, respectively)	9,521,000	10,482,000

Tenant relationships, net of accumulated amortization of $9,890,000 and $6,479,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 12.9 years and 11.7 years as of June 30, 2009 and December 31, 2008, respectively)	67,369,000	64,881,000

Leasehold interests, net of accumulated amortization of $72,000 and $45,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 80.1 years and 81.8 years as of June 30, 2009 and December 31, 2008, respectively)	4,183,000	3,998,000

Master lease, net of accumulated amortization of $316,000 and $231,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 4 months and 8 months as of June 30, 2009 and December 31, 2008, respectively)	33,000	118,000

	$136,840,000	$134,623,000

     Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2009 and 2008 was $5,387,000 and $3,573,000, respectively, which included $478,000 and $220,000, respectively, of amortization recorded against rental income for above market leases and $14,000 and $8,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. Amortization expense recorded on the identified intangible assets for the six months ended June 30, 2009 and 2008 was $11,603,000 and $6,650,000, respectively, which included $962,000 and $396,000, respectively, of amortization recorded against rental income for above market leases and $27,000 and $17,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
6. Other Assets, Net
     Other assets, net, consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Deferred financing costs, net of accumulated amortization of $2,394,000 and $1,461,000 as of June 30, 2009 and December 31, 2008, respectively	$3,848,000	$4,751,000

Lease commissions, net of accumulated amortization of $206,000 and $99,000 as of June 30, 2009 and December 31, 2008, respectively	1,644,000	1,009,000

Lease inducements, net of accumulated amortization of $156,000 and $107,000 as of June 30, 2009 and December 31, 2008, respectively	1,032,000	753,000

Deferred rent receivable	6,188,000	3,928,000

Prepaid expenses, deposits and other	2,564,000	1,073,000

	$15,276,000	$11,514,000

     Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended June 30, 2009 and 2008 was $558,000 and $278,000, respectively, of which $468,000 and $240,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $25,000 and $20,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations. Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the six months ended June 30, 2009 and 2008 was $1,100,000 and $497,000, respectively, of which $933,000 and $428,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $49,000 and $41,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations.
7. Mortgage Loan Payables, Net
Mortgage Loan Payables
     Mortgage loan payables were $454,597,000 ($452,955,000, net of discount) and $462,542,000 ($460,762,000, net of discount) as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.71% to 12.75% per annum and a weighted average effective interest rate of 3.63% per annum. As of June 30, 2009, we had $132,237,000 ($130,595,000, net of discount) of fixed rate debt, or 29.1% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $322,360,000 of variable rate debt, or 70.9% of mortgage loan payables, at a weighted average interest rate of 2.75% per annum. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.90% to 12.75% per annum and a weighted average effective interest rate of 4.07% per annum. As of December 31, 2008, we had $141,058,000 ($139,278,000 net of discount) of fixed rate debt, or 30.5% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $321,484,000 of variable rate debt, or 69.5% of mortgage loan payables, at a weighted average interest rate of 3.33% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As December 31, 2008, we were in compliance with all such covenants and requirements. As of June 30, 2009, we believe that we were in compliance with all such covenants and requirements on $427,397,000 of our mortgage loan payables and are making appropriate adjustments to comply with such covenants on $27,200,000 of our mortgage loan payables by depositing $6,357,000 into a restricted collateral account.
          Mortgage loan payables consisted of the following as of June 30, 2009 and December 31, 2008:

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

	Interest		Maturity
Property	Rate		Date	June 30, 2009		December 31, 2008
Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,874,000		9,939,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	14,000,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,565,000		5,604,000
St. Mary Physicians Center	5.80%		09/04/09	—		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,794,000		7,866,000
Medical Portfolio 2	5.91%		07/01/13	14,315,000		14,408,000
Renaissance Medical Centre	5.38%		09/01/15	18,920,000		19,078,000
Renaissance Medical Centre	12.75%		09/01/15	1,243,000		1,245,000
Medical Portfolio 4	5.50%		06/01/19	6,680,000		6,771,000
Medical Portfolio 4	6.18%		06/01/19	1,706,000		1,727,000
Marietta Health Park	5.11%		11/01/15	7,200,000		7,200,000

				132,237,000		141,058,000

Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(a)	03/31/10	24,800,000	(b)	24,800,000	(c)
1 and 4 Market Exchange	1.67	%(a)	09/30/10	14,500,000	(b)	14,500,000	(c)
East Florida Senior Care Portfolio	1.71	%(a)	10/01/10	29,684,000	(b)	29,917,000	(c)
Kokomo Medical Office Park	1.72	%(a)	11/30/10	8,300,000	(b)	8,300,000	(c)
Chesterfield Rehabilitation Center	1.96	%(a)	12/30/10	22,000,000	(b)	22,000,000	(c)
Park Place Office Park	1.87	%(a)	12/31/10	10,943,000	(b)	10,943,000	(c)
Highlands Ranch Medical Plaza	1.87	%(a)	12/31/10	8,853,000	(b)	8,853,000	(c)
Medical Portfolio 1	2.00	%(a)	02/28/11	20,900,000	(b)	21,340,000	(c)
Fort Road Medical Building	1.97	%(a)	03/06/11	5,800,000	(b)	5,800,000	(c)
Medical Portfolio 3	2.57	%(a)	06/26/11	58,000,000	(b)	58,000,000	(c)
SouthCrest Medical Plaza	2.52	%(a)	06/30/11	12,870,000	(b)	12,870,000	(c)
Wachovia Pool Loans(d)	4.65	%(a)	06/30/11	50,231,000	(b)	50,322,000	(c)
Cypress Station Medical Office Building	2.07	%(a)	09/01/11	7,179,000	(b)	7,235,000	(c)
Medical Portfolio 4	2.47	%(a)	09/24/11	21,400,000	(b)	21,400,000	(c)
Decatur Medical Plaza	2.32	%(a)	09/26/11	7,900,000	(b)	7,900,000	(c)
Mountain Empire Portfolio	2.40	%(a)	09/28/11	19,000,000	(b)	17,304,000	(c)

				322,360,000		321,484,000

Total fixed and variable debt				454,597,000		462,542,000

Less: discount				(1,642,000)		(1,780,000)

Mortgage loan payables, net				$452,955,000		$460,762,000

(a)	Represents the interest rate in effect as of June 30, 2009.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(b)	As of June 30, 2009, we had $322,360,000 in variable rate mortgage loans with effective interest rates ranging from 1.67% to 4.75% per annum and a weighted average effective interest rate of 2.75% per annum. However, as of June 30, 2009, we had $320,664,000 in fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

(c)	As of December 31, 2008, we had $321,484,000 in variable rate mortgage loans with effective interest rates ranging from 1.90% to 4.75% per annum and a weighted average effective interest rate of 3.33% per annum. However, as of December 31, 2008, we had $321,484,000 in fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loan payables, thereby effectively fixing our interest rate on those mortgage loan payables. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

(d)	We have a mortgage loan in the principal amount of $50,231,000 secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.
     The principal payments due on our mortgage loan payables as of June 30, 2009 for the six months ending December 31, 2009 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2009	$1,997,000
2010	$122,712,000
2011	$201,685,000
2012	$2,047,000
2013	$15,512,000
Thereafter	$110,644,000
     The table above does not reflect all available extension options. Of the amounts maturing in 2010, $64,596,000 have two one-year extensions available and $53,940,000 have a one-year extension available. Of the amounts maturing in 2011, $179,996,000 have two one-year extensions available.
     8. Derivative Financial Instruments
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed rate interest rate swaps to manage our exposure to interest rate movements. Consistent with SFAS No. 133, we record derivative financial instruments on our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. SFAS No. 133 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income. As of June 30, 2009 and December 31, 2008, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivative financial instruments are recorded in gain (loss) on derivative financial instruments in our accompanying condensed consolidated statements of operations.
     The following table lists derivative financial instruments held by us as of June 30, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(676,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(407,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(388,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(478,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(935,000)	Swap	12/30/10
$29,684,000	LIBOR	6.02%	$(1,378,000)	Swap	10/01/10

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$20,900,000	LIBOR	5.23%	$(792,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(184,000)	Swap	03/06/11
$7,179,000	LIBOR	4.51%	$(127,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(409,000)	Swap	03/31/10
$50,231,000	LIBOR	5.60%	$(1,381,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(353,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,523,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(752,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(285,000)	Swap	09/26/11
$17,304,000	LIBOR	5.87%	$(839,000)	Swap	09/28/13
     The following table lists derivative financial instruments held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(870,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(512,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(480,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(593,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(1,167,000)	Swap	12/30/10
$29,917,000	LIBOR	6.02%	$(1,776,000)	Swap	10/01/10
$21,340,000	LIBOR	5.23%	$(976,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(221,000)	Swap	03/06/11
$7,235,000	LIBOR	4.51%	$(168,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(554,000)	Swap	03/31/10
$50,322,000	LIBOR	5.60%	$(1,797,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(460,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,972,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(936,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(355,000)	Swap	09/26/11
$17,304,000	LIBOR	5.87%	$(1,361,000)	Swap	09/28/13
     As of June 30, 2009 and December 31, 2008, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
Derivatives not designated as	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
hedging instruments under	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
SFAS No. 133:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Derivative		Derivative		Derivative		Derivative
	Financial		Financial		Financial		Financial
	Instruments	$—	Instruments	$—	Instruments	$10,907,000	Instruments	$14,198,000
     For the three and six months ended June 30, 2009 and 2008, our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

		Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended		Six Months Ended
instruments under SFAS No. 133:	Recognized	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest Rate Swaps	Interest Expense	$2,362,000	$3,432,000	$3,292,000	$(104,000)
9. Line of Credit
     We have a loan agreement with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, in which we obtained our secured revolving line of credit with LaSalle and KeyBank in an aggregate maximum principal amount up to $80,000,000, or the Loan Agreement. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. As of June 30, 2009 and December 31, 2008, the amount of credit available under the Loan Agreement is $78,172,000. The maximum principal amount of the Loan Agreement may be increased up to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement. The initial maturity date of the Loan Agreement is September 10, 2010 which may be extended by one 12-month period subject to satisfaction of certain conditions, including the payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.

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
The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of December 31, 2008 and June 30, 2009, we were in compliance with all such covenants and requirements.
     As of June 30, 2009 and December 31, 2008, we did not have any borrowings under the Loan Agreement.
10. Identified Intangible Liabilities, Net
     Identified intangible liabilities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Below market leases, net of accumulated amortization of $2,203,000 and $1,400,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 9.5 years and 9.4 years as of June 30, 2009 and December 31, 2008, respectively)	$7,210,000	$8,128,000

	$7,210,000	$8,128,000

     Amortization recorded on the identified intangible liabilities for the three months ended June 30, 2009 and 2008 was $442,000 and $200,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations. Amortization recorded on the identified intangible liabilities for the six months ended June 30, 2009 and 2008 was $943,000 and $403,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.
11. Commitments and Contingencies
Litigation
     We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial statements.
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
Other Organizational and Offering Expenses
     Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
in connection with our initial offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our initial offering. As of June 30, 2009 and December 31, 2008, our advisor and its affiliates have not incurred expenses in excess of 1.5% of the gross proceeds of our initial offering. In the future, to the extent our advisor or its affiliates incur additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our initial offering, these amounts may become our liability. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Chesterfield Rehabilitation Center
     The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. If we do not exercise that right, subject to cumulative returns, the distributions will no longer be paid proportionate to the ownership percentages and BD St. Louis will receive a higher proportionate distribution. Also, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of June 30, 2009 and December 31, 2008, the estimated redemption value at the earliest date of redemption is $3,133,000. See Note 13, Redeemable Noncontrolling Interests of Limited Partners, to our accompanying condensed consolidated financial statements.
Other
     Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
     Two of our former executive officers were also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. These executive officers resigned on June 30, 2009 and July 10, 2009, respectively. Upon the effectiveness of our initial offering, we entered into an advisory agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses. On November 14, 2008, we amended and restated the advisory agreement with our advisor and Grubb & Ellis Realty Investors. The Advisory Agreement was effective as of October 24, 2008, and expires on September 20, 2009. On May 21, 2009, we provided notice to Grubb & Ellis Securities pursuant to the dealer manager agreement that we will proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities would cease to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, Realty Capital Securities, LLC, or RCS, will assume the role of dealer manager for the remainder of the offering period, subject to receipt of all required regulatory approvals. Pursuant to the terms of the dealer manager agreement with Grubb & Ellis Securities, Grubb & Ellis Securities has agreed to use its best efforts to cooperate with us to accomplish an orderly transfer of management of our offering to RCS. In the aggregate, for the three months ended June 30, 2009 and 2008, we incurred to our advisor and its affiliates $25,399,000 and $23,495,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred to our advisor and its affiliates $48,479,000 and $34,947,000, respectively, as detailed below.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
Offering Stage
Selling Commissions
     Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2009 and 2008, we incurred $14,297,000 and $8,096,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $27,693,000 and $12,081,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our initial offering.
Marketing Support Fees and Due Diligence Expense Reimbursements
     Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended June 30, 2009 and 2008, we incurred $5,159,000 and $2,936,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $10,029,000 and $4,405,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.
Other Organizational and Offering Expenses
     Our other organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2009 and 2008, we incurred $1,404,000 and $1,764,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $2,267,000 and $2,628,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.
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
     In connection with the Advisory Agreement, the acquisition fee payable to our advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties was reduced from up to 3.0% to an amount determined as follows:
•	for the first $375,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.5% of the contract purchase price of each such property;

•	for the second $375,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.0% of the contract purchase price of each such property, which amount is subject to downward adjustment, but not below 1.5%, based on reasonable projections regarding the anticipated amount of net proceeds to be received in our initial offering; and

•	for above $750,000,000 in aggregate contract purchase price for properties acquired directly or indirectly by us after October 24, 2008, 2.25% of the contract purchase price of each such property.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
     The Advisory Agreement also provides that we will pay an acquisition fee in connection with the acquisition of real estate related assets in an amount equal to 1.5% of the amount funded to acquire or originate each such real estate related asset.
     Our advisor or its affiliate may be entitled to receive these acquisition fees for properties and other real estate related assets acquired with funds raised by our current advisor or its affiliates in our initial offering, including acquisitions completed after the termination of the Advisory Agreement, as compensation for services rendered, subject to certain conditions.
     For the three months ended June 30, 2009 and 2008, we incurred $1,028,000 and $8,279,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $1,937,000 and $11,460,000, respectively, in acquisition fees to our advisor and its affiliates. Acquisition fees are included in general and administrative expenses for the three and six months ended June 30, 2009 as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition fees are capitalized as part of the purchase price allocations for the three and six months ended June 30, 2008.
Reimbursement of Acquisition Expenses
     Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended June 30, 2009 and 2008, we incurred $0 and $0, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $0 and $3,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. Acquisition expenses are included in general and administrative expenses for the three and six months ended June 30, 2009 as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition expenses are capitalized as part of the purchase price allocations for the three and six months ended June 30, 2008.
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
     In connection with the Advisory Agreement, the monthly asset management fee we pay to our advisor in connection with the management of our assets was reduced from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. For the three months ended June 30, 2009 and 2008, we incurred $1,318,000 and $1,486,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $2,587,000 and $2,622,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
     Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the gross cash receipts from each property managed. For properties managed by other third parties besides our advisor or its affiliates, our advisor or its affiliates will be paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended June 30, 2009 and 2008, we incurred $917,000 and $443,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $1,782,000 and $839,000, respectively, in property management fees and oversight fees to our advisor and its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
Lease Fee
     Our advisor or its affiliates, as the property manager, may receive a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended June 30, 2009 and 2008, we incurred $504,000 and $183,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $677,000 and $331,000, respectively, to Realty and its affiliates in lease fees which is capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.
     On July 2, 2009, the Company provided notice, on behalf of each REIT Subsidiary to Realty, pursuant to each Management Agreement that each REIT Subsidiary elects to terminate its Management Agreement with Realty and proceed with a property management transition program under which Realty will cease to serve as the property manager effective as of September 1, 2009. The Company also provided notice to Realty of the election by the REIT Subsidiaries to have Realty terminate all sub-management agreements effective as of September 1, 2009, except for certain agreements to be assigned to the applicable REIT Subsidiaries, with such terminations being done under the direction of the Company.
On-site Personnel and Engineering Payroll
     For the three months ended June 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $694,000 and $154,000, respectively, and for the six months ended June 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred $1,356,000 and $337,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
     We reimburse our advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended June 30, 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and 58.6%, respectively, for the 12 months ended June 30, 2009.
     For the three months ended June 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred on our behalf $11,000 and $112,000, respectively, and for the six months ended June 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred on our behalf $31,000 and $182,000, respectively, in operating expenses which is included in general and administrative in our accompanying condensed consolidated statements of operations
Related Party Services Agreement
     We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and was subject to successive one year renewals. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. On March 17, 2009, Grubb & Ellis Realty Investors provided notice of its termination of the services agreement. The termination was to be effective September 20, 2009; however as part of our transition to self-management, we have worked with DST Systems, Inc. to serve as our transfer agent and to provide subscription processing and investor relations services effective on August 10, 2009. Accordingly, the services agreement with Grubb & Ellis Realty Investors terminated on August 9, 2009.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
     For the three months ended June 30, 2009 and 2008, we incurred $67,000 and $41,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $120,000 and $58,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
     For the three months ended June 30, 2009 and 2008, our advisor and its affiliates incurred $80,000 and $36,000, respectively, and for the six months ended June 30, 2009 and 2008, our advisor and its affiliates incurred $150,000 and $59,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our initial offering.
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
Liquidity Stage
Disposition Fee
     Our advisor or its affiliates may be paid, for services provided relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, and will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008, we did not incur such disposition fees. Upon the expiration or termination of our Advisory Agreement no later than September 20, 2009, we will not pay a disposition fee to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
     Prior to the expiration or termination of our advisory agreement, if our portfolio is liquidated, our advisor may be paid a subordinated distribution of net sales proceeds, subject to a number of conditions. The distribution, if applicable, will be equal to 15.0% of the net proceeds from the sales of properties, after subtracting distributions to our stockholders of (1) their initial contributed capital (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase program) plus (2) an annual cumulative, non-compounded return of 8.0% on average invested capital. Actual amounts depend upon the sales prices of properties upon liquidation. For the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008, we did not incur such distribution.
Subordinated Distribution upon Listing
     Prior to the expiration or termination of our advisory agreement, if our shares of common stock were listed on a national securities exchange, our advisor may be paid a subordinated distribution subject to a number of conditions, equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing. Actual amounts depend upon the market value of shares of our common

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
stock at the time of listing, among other factors. For the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008, we did not incur such distribution.
Subordinated Distribution upon Termination
     Upon termination of the Advisory Agreement, other than a termination by us for cause, our advisor may be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. However, our advisor will not be entitled to this distribution, if applicable, if our shares have been listed on a national securities exchange prior to the expiration or termination of the Advisory Agreement.
     On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our advisor may elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination of the Advisory Agreement, subject to conditions.
     The Partnership Agreement Amendment provides that after the termination of the Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger with a company that has shares listed on a national securities exchange, our advisor may be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our initial offering) (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.
     In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, then our advisor may be entitled to receive, subject to a number of conditions, a distribution in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date.
     For the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008, we did not incur such distribution.
Accounts Payable Due to Affiliates, Net
     The following amounts were outstanding to affiliates as of June 30, 2009 and December 31, 2008:

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Entity	Fee	June 30, 2009	December 31, 2008
Grubb & Ellis Realty Investors	Operating Expenses	$174,000	$33,000
Grubb & Ellis Realty Investors	Offering Costs	810,000	797,000
Grubb & Ellis Realty Investors	Due Diligence	19,000	—
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	80,000	207,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	5,000	103,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	1,977,000	1,120,000
Realty	Asset and Property Management Fees	795,000	726,000
Realty	Lease Commissions	440,000	77,000

		$4,300,000	$3,063,000

13. Redeemable Noncontrolling Interest of Limited Partners
     As of June 30, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our advisor is a limited partner of our operating partnership and as of June 30, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.
     As of June 30, 2009 and December 31, 2008, we owned an 80.0% interest in the JV Company that owns Chesterfield Rehabilitation Center, which was purchased on December 20, 2007. As of June 30, 2009 and December 31, 2008, the balance was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date.
     Redeemable noncontrolling interests are accounted for in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of June 30, 2009 and December 31, 2008 was $3,133,000. As of June 30, 2009 and December 31, 2008, redeemable noncontrolling interest of limited partners was $2,295,000 and $1,951,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2007	$3,091,000
Net income attributable to noncontrolling interest of limited partners	109,000
Distributions	(129,000)
Purchase price allocation adjustment	(883,000)

Balance as of June 30, 2008	$2,188,000

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	172,000
Distributions	(172,000)
Adjustment to noncontrolling interests	344,000

Balance as of June 30, 2009	$2,295,000

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
14. Stockholders’ Equity
Common Stock
     In April 2006, our advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through June 30, 2009, we granted an aggregate of 90,000 shares of restricted common stock to our independent directors and Chief Executive Officer pursuant to the terms and conditions of our 2006 Incentive Plan. Through June 30, 2009, we issued 113,819,038 shares of our common stock in connection with our initial offering and 3,321,505 shares of our common stock under the DRIP, and repurchased 516,133 shares of our common stock under our share repurchase plan. As of June 30, 2009 and December 31, 2008, we had 116,714,610 and 75,465,437 shares of our common stock outstanding, respectively.
     Pursuant to our initial offering, we are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.
Preferred Stock
     Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2009 and December 31, 2008, no shares of preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering. For the three months ended June 30, 2009 and 2008, $8,849,000 and $2,437,000, respectively, in distributions were reinvested and 931,383 and 256,509 shares of our common stock, respectively, were issued under the DRIP. For the six months ended June 30, 2009 and 2008, $15,782,000 and $4,335,000, respectively, in distributions were reinvested and 1,661,329 and 456,255 shares of our common stock, respectively, were issued under the DRIP. As of June 30, 2009 and December 31, 2008, a total of $31,554,000 and $15,772,000, respectively, in distributions were reinvested and 3,321,505 and 1,660,176 shares of our common stock, respectively, were issued under the DRIP.
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
     Our board of directors adopted and approved certain amendments to our share repurchase plan which became effective August 25, 2008. The primary purpose of the amendments was to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended share repurchase plan, redemption prices range from $9.25 per share, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the previous share repurchase plan, stockholders could only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering.
     For the three months ended June 30, 2009 and 2008, we repurchased 269,263 shares of our common stock, for an aggregate amount of $2,542,000, and 20,000 shares of our common stock, for $200,000, respectively. For the six months ended June 30, 2009 and 2008, we repurchased 406,385 shares of our common stock, for an aggregate amount of $3,852,000 and 32,270 shares of our common stock, for an aggregate amount of $322,000, respectively. As of June 30, 2009 and December 31, 2008, we had repurchased 516,133 shares of our common stock, for an aggregate amount of $4,929,000, and 109,748 shares of our common stock, for an aggregate amount of $1,077,000, respectively.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
2006 Incentive Plan and Independent Directors Compensation Plan
     Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares. On December 30, 2008, we amended the 2006 Independent Directors Compensation Plan, effective on January 1, 2009.
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
     The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended June 30, 2009 and 2008, we recognized compensation expense of $59,000 and $44,000, respectively, and for the six months ended June 30, 2009 and 2008, we recognized compensation expense of $117,000 and $63,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.
     As of June 30, 2009 and December 31, 2008, there was approximately $506,000 and $623,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.2 years.
     As of June 30, 2009 and December 31, 2008, the fair value of the nonvested shares of restricted common stock was $625,000 and $685,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of June 30, 2009 and December 31, 2008, and the changes for the six months ended June 30, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value
Balance — December 31, 2008	68,500	$10.00
Granted	—	—
Vested	(6,000)	—
Forfeited	—	—

Balance — June 30, 2009	62,500	$10.00

Expected to vest — June 30, 2009	62,500	$10.00

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

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
     The Partnership Agreement provides that after the termination of the Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger in which our stockholders received in exchange for shares of our common stock shares of a company that are tracked on a national securities exchange, our advisor may be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our advisor was entitled to receive an acquisition fee (as described above under Note 12, Related Party Transactions), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made to us by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our initial offering less amounts paid to redeem shares of our common stock pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.
     In addition, the Partnership Agreement Amendment provides that after the termination date in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, or an other liquidity event, then our advisor may be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of: (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date. For the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008, we have not recorded any charges to earnings related to the subordinated participation interest.
16. Fair Value of Financial Instruments
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for our consolidated financial statements beginning January 1, 2008.
     We adopted the provisions of SFAS No. 157, as amended, on January 1, 2008 and elected to early adopt FSP FAS 157-4 and FSP FAS 115-2 during the three months ended March 31, 2009.
     Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS No. 157. The three levels are as follows:
     Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
     Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
     Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or SFAS No. 107, as amended by FSP FAS 107-1, requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.
     We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.
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
     Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and liabilities at fair value
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$43,000	$—	$—	$43,000
U.S. Treasury Bills	358,722,000	—	—	358,722,000

Total assets at fair value	$358,765,000	$	$—	$358,765,000

Liabilities
Derivative financial instruments	$—	$(10,907,000)	$—	$(10,907,000)

Total liabilities at fair value	$—	$(10,907,000)	$—	$(10,907,000)

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
     We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, net, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates, net, is not determinable due to the related party nature.
     The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of June 30, 2009, the fair value of the mortgage loan payables was $439,762,000, compared to the carrying value of $452,955,000. As of December 31, 2008, the fair value of the mortgage loan payables was $456,606,000, compared to the carrying value of $460,762,000.
17. Business Combinations
     For the six months ended June 30, 2009, we completed the acquisition of two properties and three office condominiums related to an existing property in our portfolio, adding a total of approximately 337,000 square feet of GLA to our property portfolio. The aggregate purchase price was $77,504,000 plus closing costs of $2,371,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Revenues and net income (loss) for the property acquisitions for the periods subsequent to the acquisition dates were $1,108,000 and $(381,000), respectively, for the three months ended June 30, 2009. Revenues and net income (loss) for the property acquisitions for the periods subsequent to the acquisition date were $1,389,000 and $(1,176,000), respectively, for the six months ended June 30, 2009. Results of operations are reflected in our condensed consolidated statements of operations.
     In accordance with SFAS No. 141(R), we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of June 30, 2009 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property. As of June 30, 2009, the aggregate purchase price was allocated in the amount of $3,556,000 to land, $51,120,000 to building and improvements, $9,033,000 to tenant improvements, $7,709,000 to lease commissions, $5,899,000 to tenant relationships, $212,000 to leasehold interest in land and $(25,000) to below market leases.
     Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three months ended June 30, 2009, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $30,370,000, $(3,192,000) and $(0.03), respectively, and for the six months ended June 30, 2009, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $61,007,000, $(9,159,000) and $(0.10), respectively.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
     Assuming the property acquisitions discussed above had occurred on January 1, 2008, for the three months ended June 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $18,588,000, $1,401,000 and $0.05, respectively, and for the six months ended June 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $32,633,000, $(6,402,000) and $(0.22) , respectively.
     The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
18. Concentration of Credit Risk
     Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of June 30, 2009 and December 31, 2008, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.
     For the six months ended June 30, 2009, we had interests in seven consolidated properties located in Texas, which accounted for 16.7% of our total rental income and interests in five consolidated properties located in Indiana, which accounted for 14.2% of our total rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the six months ended June 30, 2008, we had interests in five consolidated properties located in Indiana which accounted for 20.2% of our total rental income, interests in five consolidated properties located in Texas which accounted for 12.9% of our total rental income, interests in four consolidated properties located in Florida which accounted for 12.4% of our total rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the six months ended June 30, 2009 and 2008, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.
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
     Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of June 30, 2009, we did not have any securities that give rise to potentially dilutive shares of our common stock. As of June 30, 2008, 32,500 shares of restricted common stock were outstanding and were included in the computation of diluted earnings per share for the three months ended June 30, 2008 because such shares of restricted common stock were dilutive, but were excluded from the computation of diluted earnings per share for the six months ended June 30, 2008 because such shares of restricted common stock were anti-dilutive.
20. Subsequent Events
     We evaluated subsequent events through the time of filing this quarterly Report on Form 10-Q on August 14, 2009. The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.

Grubb & Ellis Healthcare REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
Status of our Initial Offering
     As of August 14, 2009, we had received and accepted subscriptions in our initial offering for approximately 119,800,000 shares of our common stock, or approximately $1,195,500,000, excluding shares of our common stock issued under the DRIP.
Share Repurchases
     In July 2009, we repurchased 384,727 shares of our common stock, for an aggregate amount of $3,676,000, under our share repurchase plan.
Employment Agreements
     Effective July 1, 2009, we entered into employment agreements with Scott D. Peters, the Company’s Chairman, Chief Executive Officer and President, Mark Engstrom, Executive Vice President-Acquisitions, and Kellie Pruitt, Chief Accounting Officer. The employment agreement with Mr. Peters replaces his 2008 Employment Agreement.
     Messrs. Peters and Engstrom and Ms. Pruitt received (or will receive) equity grants in connection with entering into their employment agreements. The equity awards have been or will be granted under and pursuant to the terms and conditions of the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan.
Termination of Management Agreements
     As discussed in Note 12, Related Party Transactions, on July 2, 2009, we provided notice to terminate each Management Agreement with Realty and Realty will cease to serve as the property manager effective as of September 1, 2009. Certain properties will be managed directly by us, subject to compliance with all applicable REIT requirements. We completed a competitive bid process for third party management companies for those portfolio properties requiring external property management, subject to our performance standards and oversight. On July 28, 2009, we entered into property management and leasing agreements with the following companies, each to manage a specific geographic region: CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies.
Purchase and Sale Agreement
     On July 15, 2009, HTA – Greenville, LLC, a wholly-owned subsidiary, entered into a Purchase and Sale Agreement, or the purchase agreement, with Greenville Hospital System and certain of its affiliates, or GHS, for the acquisition of 16 medical office buildings in the Greenville, South Carolina area. The portfolio consists of approximately 855,000 GLA, of which approximately 83.0% will be leased by GHS at closing. The purchase price for the portfolio is approximately $161,630,000.
     The acquisition of such property is subject to a number of conditions including our receipt of satisfactory due diligence information and satisfaction of other conditions contained in the purchase agreement, including the execution of the leases with GHS and other tenants. Upon execution of the purchase agreement, we funded a $5,000,000 escrow deposit which will be applied as a credit to the purchase price at closing. If no notice of termination of the purchase agreement is given to GHS prior to the expiration of the due diligence period, this deposit will be non-refundable except in limited circumstances. The purchase agreement contemplates the closing to occur 21 days after the expiration of the due diligence period, subject to limited extension rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT Holdings, L.P., except where the context otherwise requires.
     The following discussion should be read in conjunction with our accompanying interim consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2009 and December 31, 2008, together with our results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.
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
Overview and Background
     Grubb & Ellis Healthcare REIT, Inc., (to be named Healthcare Trust of America, Inc. by August 28, 2009) a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore, we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We have also invested to a limited extent in quality commercial office properties and other real estate related assets. However, we do not intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce current income. We qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT.
     We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering is currently scheduled to expire upon the earlier of September 20, 2009, or the date on which the maximum offering has been sold. As of June 30, 2009, we had received and accepted subscriptions in our initial offering for 113,819,038 shares of our common stock, or $1,137,042,000, excluding shares of our common stock issued under the DRIP.

     On April 6, 2009, we filed a Registration Statement on Form S-11 with the SEC with respect to a proposed follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. Our follow-on offering would include up to 200,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 21,052,632 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share. We have not issued any shares under this registration statement as it has not been declared effective by the SEC. To help ensure that there is no gap between our initial offering and our follow-on offering, we intend to extend the term of our initial offering for up to an additional 180 days if the registration statement for our follow-on offering is not declared effective by the SEC on or prior to September 20, 2009, as permitted pursuant to SEC Rule 415 under the Securities Act of 1933, as amended.
     As of July 31, 2009, we had received and accepted subscriptions in our initial offering for 119,019,684 shares of our common stock, or $1,189,034,000, excluding shares of our common stock issued under the DRIP.
     We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT Holdings, L.P., (to be named Healthcare Trust of America, L.P. by August 28, 2009), or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, provides certain asset management, acquisition and other services to us pursuant to an advisory agreement, as amended and restated on November 14, 2008 and effective as of October 24, 2008, or the Advisory Agreement, between us, our advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our advisor. Effective July 24, 2009, our advisor no longer provides accounting services to us.
     Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc. to provide various services to us, including property management services. On July 2, 2009, the Company provided notice, on behalf of its wholly-owned subsidiaries, or a REIT Subsidiary, to Realty pursuant to each property management agreement entered into between a REIT Subsidiary and Realty, or a Management Agreement, that each REIT Subsidiary elects to terminate its Management Agreement with Realty and proceed with a property management transition program under which Realty will cease to serve as the property manager effective as of September 1, 2009. For further discussion, see Note 20, Subsequent Events – Termination of Management Agreements.
     As of August 14, 2009, we had acquired 43 geographically diverse properties and other real estate related assets for a total purchase price of $1,043,920,000.
Transition to Self-Management
     Our main objectives in amending the Advisory Agreement were to reduce acquisition and asset management fees, eliminate internalization fees and to set the framework for our transition to self-management. We started our transition to self-management in the fourth quarter of 2008. This transition is effectively completed and we consider ourselves to be self-managed. The role of our advisor has been and continues to be reduced as a result of our self-management program and our reduced need for outside advisory services. As part of this transition, we are conducting an ongoing review of advisory services and dealer manager services, to ensure that such services have been consistent with applicable agreements and standards. In addition, we are actively monitoring, and are engaged in ongoing discussions with, both the advisor and dealer manager to resolve any issues as they arise and to ensure compliance with their transition-related obligations under applicable agreements. The Advisory Agreement will terminate or expire no later than September 20, 2009.
     As part of and consistent with our self-management program, we and our advisor no longer have any common officers, and none of our officers own any indirect equity interests in our advisor. Consequently, we are no longer affiliated with our advisor.
     Management Team. In July 2008, Scott D. Peters assumed the positions of President and Chief Executive officer of our company on a full-time and exclusive basis. This was the first major step toward self-management. We began our transition to complete self-management in November of 2008 when we amended and restated our Advisory Agreement on November 14, 2008. We have assembled a highly qualified and experienced management team which is focused on efficiency and performance to increase stockholder value. Our internal management team includes (1) Mr. Peters, our President and Chief Executive Officer, (2) Kellie S. Pruitt, our Chief Accounting Officer, Treasurer and Secretary, (3) Mark Engstrom, our Executive Vice President – Acquisitions, (4) Christopher Balish, our Senior Vice President – Asset Management and (5) Kelly Hogan, our Controller and Assistant Secretary. We believe that our management team has the experience and expertise to efficiently and effectively operate our company.

     We have 19 employees, including 11 in our corporate and property accounting team, two in our asset management team and three in our acquisition team. We have engaged nationally recognized property management groups to perform property management services at the direction of our asset management team. In addition and where cost beneficial, we have outsourced certain administrative-related services to third party service providers. Our internal management team manages our day-to-day operations, oversees our employees and closely supervises the services provided to us by our third party service providers, who are retained on an as needed basis. All key personnel report directly to Mr. Peters.
     Governance. An integral part of our self-management program is our experienced board of directors. Our board of directors provides effective ongoing governance for our company and has spent a substantial amount of time overseeing our transition to self-management. Our governance and management framework is one of our key strengths.
     Significantly Reduced Cost. From inception through June 30, 2009, we incurred to our advisor and its affiliates approximately $30,416,000 in acquisition fees; approximately $10,354,000 in asset management fees; approximately $4,745,000 in property management fees; and approximately $1,649,000 in leasing fees. We expect third party property management expenses and third party acquisition expenses, including legal fees, due diligence fees and closing costs, to remain approximately the same as under external management. We believe however, that the total cost of the self-management program will be substantially less than the cost of external management. While our board of directors, including a majority of our independent directors, previously determined that the fees to our advisor were fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties based on circumstances at that time, we now believe that by having our own employees and independent consultants manage our operations and retain third party providers, we will significantly reduce our cost structure.
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
     Funding of Self-Management. We believe that the cost of the self-management program will be substantially less than the cost of external management. Therefore, although we are incurring additional costs now related to our implementation of self-management, we expect the cost of the self-management program to be more than funded by future cost savings. Pursuant to the Advisory Agreement, we have already reduced acquisition fees and asset management fees payable to our advisor, which we believe will result in substantial cost savings. In addition, we anticipate that we will achieve further cost savings in the future as a result of reduced and/or eliminated acquisition fees, liquidation fees, asset management fees, internalization fees and other outside fees.
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
          • On April 3, 2009, we entered into the services agreement with American Realty Capital II, LLC, or ARC II. Pursuant to the terms of the services agreement, ARC II will provide consulting services to us on an as-needed basis in connection with our self-management program.
          • On April 30, 2009, we hired Chris Balish, our Senior Vice President – Asset Management.
          • On May 21, 2009, we initiated our dealer manager transition program. We provided notice to Grubb & Ellis Securities, that we will proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities would cease to serve as dealer manager for our initial offering, at the end of the day on August 28, 2009. Commencing August 29, 2009, Realty Capital Securities, LLC, or RCS, will assume the role of dealer manager for the remainder of the offering period of our initial offering and for our follow-on offering, subject to receipt of all required regulatory approvals. Pursuant to the terms of our dealer manager agreement with Grubb & Ellis Securities, Grubb & Ellis Securities is obligated to use its best efforts to cooperate with us to accomplish an orderly transfer of management of our initial offering to RCS.
          Also on May 21, 2009, we entered into a dealer manager agreement with RCS, or the RCS Dealer Manager Agreement. Under the RCS Dealer Manager Agreement, RCS will commence serving as dealer manager for the IPO for the remainder of the offering period, effective on the later of (1) the day immediately after the date of the termination of the Dealer Manager Agreement and (2) receipt of a letter from the Financial Industry Regulatory Authority, or FINRA, stating that it has no objections to the proposed underwriting and other terms and arrangements of the initial offering.
          • We have received all lender consents that may have been required in connection with our self-management program.
          • Our self-management program contemplated and provided for the replacement of our executive officers, who were also officers or employees of our advisor and its affiliates. In March 2009, Shannon K S Johnson resigned from her position as Chief Financial Officer. On June 30, 2009, Danny Prosky resigned from his position as our Executive Vice President – Acquisitions. In addition, on July 10, 2009, Andrea Biller resigned from her position as our Executive Vice President and Secretary.
          • Effective July 1, 2009, we entered into an employment agreement with each of Mr. Peters, Mr. Engstrom and Ms. Pruitt. The employment agreement with Mr. Peters replaces his 2008 Employment Agreement. Mr. Engstrom has been engaged as Executive Vice President – Acquisitions.
          • On July 2, 2009, we initiated our property management transition program. We provided notice, on behalf of REIT Subsidiaries to Realty pursuant to each Management Agreement that each REIT Subsidiary elected to terminate its Management Agreement with Realty in order for property management to be transitioned through a competitive bid process to experienced property managers starting September 1, 2009. We also provided notice to Realty of the election by the REIT Subsidiaries to have Realty terminate all sub-management agreements effective as of September 1, 2009. Certain properties will be managed directly by us, subject to compliance with all applicable REIT requirements. We completed a competitive bid process for third party management companies for those portfolio properties requiring external property management, subject to our performance standards and oversight. We have engaged five third-party property management and leasing companies, including CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies, to oversee our portfolio of properties.
          • On July 15, 2009, HTA Greenville, LLC, a wholly-owned subsidiary of our operating partnership, entered into a Purchase and Sale Agreement, or the purchase agreement, with Greenville Hospital System and certain of its affiliates, or GHS for the acquisition of 16 medical office buildings in the Greenville, South Carolina area. The purchase agreement is subject to a number of terms and conditions. The portfolio consists of approximately 855,000 rentable square feet, of which approximately 83.0% will be leased by GHS at closing. The purchase price for the portfolio is approximately $161,630,000.
          • On July 16, 2009, our board of directors approved the appointment of Kellie S. Pruitt, our Chief Accounting Officer, Assistant Secretary and Treasurer as Secretary of the company. Additionally, our board of directors approved the appointment of Kelly T. Hogan, our Controller, as Assistant Secretary.
          • On August 7, 2009, we signed a binding agreement with DST Systems, Inc. to serve as our transfer agent and to provide subscription processing and investor relations services beginning August 10, 2009. As a result of this agreement, our services agreement with Grubb & Ellis Realty Investors terminated on August 9, 2009.
          • As of August 13, 2009, we had purchased 43 geographically diverse properties comprising 5,487,000 square feet of gross leasable area, or GLA, and one real estate related asset, for an aggregate purchase price of $1,043,920,000.
     As part of our movement to self-management, we have conducted and continue to conduct an ongoing review of our advisory agreement and other related agreements, as well as the services that have been provided thereunder.
     Our principal executive offices are located at 16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, please contact DST Systems, Inc. by telephone at (888) 801-0107.
Critical Accounting Policies
     The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
     Our accompanying interim consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009.
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
Offering Proceeds
     If we fail to continue to raise proceeds under our initial offering, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of initial offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
     As of June 30, 2009, our consolidated properties were 89.3% occupied. During the remainder of 2009, 6.8% of the occupied GLA will expire. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that a majority of the tenants will renew their leases for another term.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2009 and 2008
     Our operating results are primarily comprised of income derived from our portfolio of properties.
     Except where otherwise noted, the change in our results of operations is due to owning 43 geographically diverse properties and one real estate related asset as of June 30, 2009, as compared to owning 36 geographically diverse properties and no real estate related assets as of June 30, 2008.
Rental Income
     For the three months ended June 30, 2009, rental income was $29,838,000 as compared to $16,273,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, rental income was primarily comprised of base rent of $22,662,000 and expense recoveries of $5,919,000. For the three months ended June 30, 2008, rental income was primarily comprised of base rent of $12,002,000 and expense recoveries of $3,342,000.
     For the six months ended June 30, 2009, rental income was $59,028,000 as compared to $29,390,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, rental income was primarily comprised of base rent of $44,634,000 and expense recoveries of $11,708,000. For the six months ended June 30, 2008, rental income was primarily comprised of base rent of $21,894,000 and expense recoveries of $5,783,000.
     The aggregate occupancy for our properties was 89.3% as of June 30, 2009 as compared to 91.2% as of June 30, 2008.
Rental Expenses
     For the three months ended June 30, 2009 and 2008, rental expenses were $10,560,000 and $5,444,000, respectively. For the six months ended June 30, 2009 and 2008, rental expenses were $22,361,000 and $9,912,000 respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Real estate taxes	$3,387,000	$2,227,000	$7,541,000	$3,796,000
Building maintenance	2,210,000	926,000	4,558,000	1,624,000
Utilities	2,006,000	945,000	4,241,000	1,801,000
Property management fees	917,000	443,000	1,782,000	839,000
Administration	817,000	342,000	1,626,000	828,000
Grounds maintenance	374,000	212,000	1,118,000	462,000
Non-recoverable operating expenses	480,000	140,000	856,000	200,000
Insurance	289,000	156,000	502,000	279,000
Other	80,000	53,000	137,000	83,000

Total rental expenses	$10,560,000	$5,444,000	$22,361,000	$9,912,000

     The increase in rental expenses is primarily due to owning 43 geographically diverse properties and one real estate related asset for total operating properties, net of $862,627,000 as of June 30, 2009 as compared to owning 36 geographically diverse properties and no real estate related assets for total operating properties, net of $681,629,000 as of June 30, 2008.
General and Administrative
     For the three months ended June 30, 2009 and 2008, general and administrative was $5,786,000 and $2,195,000, respectively, and for the six months ended June 30, 2009 and 2008, general and administrative was $10,860,000 and $4,043,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Acquisition-related costs	$1,681,000	(a)	$—	(a)	$3,180,000	(a)	$—	(a)
Asset management fees	1,318,000	(b)	1,486,000	(b)	2,587,000	(b)	2,622,000	(b)
Professional and legal fees	667,000	(c)	132,000	(c)	1,699,000	(c)	482,000	(c)
Bad debt expense	579,000	(d)	172,000	(d)	928,000	(d)	230,000	(d)
Salaries and benefits	483,000	(e)	—	(e)	801,000	(e)	—	(e)
Directors’ fees	144,000	(f)	62,000	(f)	302,000	(f)	123,000	(f)
Directors’ and officers’ insurance premiums	123,000	(g)	58,000	(g)	247,000	(g)	116,000	(g)
Bank charges	65,000		17,000		137,000		22,000
Restricted stock compensation	59,000		44,000		117,000		63,000
Investor services	67,000	(h)	41,000	(h)	120,000	(h)	58,000	(h)
Postage	84,000		93,000		115,000		106,000
Acquisition-related audit fees	—	(i)	40,000	(i)	—	(i)	122,000	(i)
Other	516,000		50,000		627,000		99,000

	$5,786,000		$2,195,000		$10,860,000		$4,043,000

     The increase in general and administrative of $3,591,000 and $6,817,000, respectively, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, was due to the following:
(a)	Acquisition-related costs of $1,681,000 and $3,180,000, respectively, were expensed as incurred for acquisitions for the three and six months ended June 30, 2009 in accordance with the adoption of Statement of Financial Accounting Standards, or SFAS, No. 141(R), Business Combinations, or SFAS No. 141(R). Acquisition-related costs for the three and six months ended June 30, 2008 were capitalized and recorded as part of the purchase price allocations.

(b)	The decrease in the asset management fees for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due to a decrease of approximately $1,318,000 resulting from the amendment to the Advisory Agreement. This decrease is offset by an increase of $1,150,000 resulting from the increase in the number of properties and other real estate related assets discussed above. The decrease in the asset management fees for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due to a decrease of approximately $2,587,000 resulting from the amendment to the Advisory Agreement offset by an increase of $2,552,000 resulting from the increase in the number of properties and other real estate related assets discussed above.

(c)	The increase in professional and legal fees for the three and six months ended June 30, 2009 of $535,000 and $1,217,000, respectively, as compared to the three and six months ended June 30, 2008 was due to increased fees in connection with outside consulting, the majority of which are one-time, non-recurring costs for among other things, our self-management program.

(d)	The increase in bad debt expense for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was due to increased tenant defaults during the three and six months ended June 30, 2009 as a result of operating more properties than during the three and six months ended June 30, 2008.

(e)	The increase in salaries and benefits for the three and six months ended June 30, 2009 of $483,000 and $801,000, respectively, as compared to the three and six months ended June 30, 2008 was due to an increase in the number of employees being hired for the transition to self-management during the three and six months ended June 30, 2009. We did not have any employees during the three and six months ended June 30, 2008.

(f)	The increase in directors’ fees for the three and six months ended June 30, 2009 of $82,000 and $179,000, respectively, as compared to the three and six months ended June 30, 2008 was due to an increased number of meetings and increased fees for these meetings as a result of amending the 2006 Independent Directors Compensation Plan on December 30, 2008 which became effective as of January 1, 2009. These amendments increased the annual retainer for each director from $36,000 to $50,000, added an additional retainer for each committee chairman of $7,500, increased the meeting fee from $1,000 to $1,500, and increased the committee meeting fee from $500 to $1,000.

(g)	The increase in directors’ and officers’ insurance premiums for the three and six months ended June 30, 2009 of $65,000 and $131,000, respectively, as compared to the three and six months ended June 30, 2008 was due to increased premiums due to an increase in coverage.

(h)	The increase in investor services for the three and six months ended June 30, 2009 of $26,000 and $62,000, respectively, as compared to the three and six months ended June 30, 2008 was due to the increase in the number of stockholders.

(i)	The decrease in acquisition-related audit fees for the three and six months ended June 30, 2009 of $40,000 and $122,000, respectively, as compared to the three and six months ended June 30, 2008 was due to the fact that for the three and six months ended June 30, 2009, there were no acquisitions that were subject to the provisions of Article 3-14 of Regulation S-X, which resulted in no acquisition-related audits.
Depreciation and Amortization
     For the three months ended June 30, 2009 and 2008, depreciation and amortization was $12,645,000 and $7,439,000, respectively, and for the six months ended June 30, 2009 and 2008, depreciation and amortization was $25,944,000 and $13,692,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depreciation of properties	$7,683,000	$4,076,000	$15,211,000	$7,427,000
Amortization of identified intangible assets	4,895,000	3,345,000	10,614,000	6,237,000
Amortization of lease commissions	60,000	18,000	110,000	28,000
Other assets	7,000	—	9,000	—

Total depreciation and amortization	$12,645,000	$7,439,000	$25,944,000	$13,692,000

Interest Expense
     For the three months ended June 30, 2009 and 2008, interest expense was $5,066,000 and $701,000, respectively, and for the six months ended June 30, 2009 and 2008, interest expense was $11,636,000 and $7,949,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense on our mortgage loan payables	$6,850,000	$3,874,000	$13,776,000	$7,375,000
Interest expense on our unsecured note payable to affiliate	—	1,000	—	1,000
(Gain) loss on derivative financial instruments	(2,362,000)	(3,432,000)	(3,292,000)	104,000
Amortization of deferred financing fees associated with our mortgage loan payables	372,000	140,000	742,000	243,000
Amortization of deferred financing fees associated with our line of credit	96,000	100,000	191,000	185,000
Amortization of debt discount	69,000	4,000	138,000	8,000
Unused line of credit fees	41,000	14,000	81,000	33,000

Total interest expense	$5,066,000	$701,000	$11,636,000	$7,949,000

     The increase in interest expense for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to an increase in our interest expense on our mortgage loan payables due to an increase in our mortgage loan payables to $452,955,000 as of June 30, 2009 from $393,694,000 as of June 30, 2008. This increase was offset by a gain on derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps of $(2,362,000) during the three months ended June 30, 2009 as compared to a gain on derivative financial instruments of $(3,432,000) during the three months ended June 30, 2008.
     The increase in interest expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to an increase in our interest expense on our mortgage loan payables due to an increase in our mortgage loan payables to $452,955,000 as of June 30, 2009 from $393,694,000 as of June 30, 2008. This increase was offset by a gain on derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps of $(3,292,000) during the six months ended June 30, 2009 as compared to a loss on derivative financial instruments of $104,000 during the six months ended June 30, 2008.
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
Interest and Dividend Income
     For the three months ended June 30, 2009, interest and dividend income was $44,000 as compared to $20,000 for the three months ended June 30, 2008, and for the six months ended June 30, 2009, interest and dividend income was $172,000 as compared to $31,000 for the six months ended June 30, 2008. For the three and six months ended June 30, 2009 and 2008, interest and dividend income was related primarily to interest earned on our money market accounts and U.S. Treasury bills. The increase in interest and dividend income was due to significantly higher cash balances for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.
Liquidity and Capital Resources
     We are dependent upon the net proceeds from our initial offering and operating cash flows from properties to conduct our activities. Our ability to raise funds through our initial offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from our initial offering and from any indebtedness that we may incur.
     Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our initial offering include payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.
     Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations, borrowing, and the net proceeds of our initial offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
     We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others. Until we invest the majority of the proceeds of our initial offering in properties and other real estate related assets, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and other real estate related assets. The number of properties we may acquire and other investments we will make will depend upon the number of our shares of our common stock sold in our initial offering and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate related assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

     When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our initial offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
     As of June 30, 2009, we estimate that our expenditures for capital improvements will require up to approximately $2,750,000 for the remaining six months of 2009. As of June 30, 2009, we had $5,526,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
     Cash flows provided by operating activities for the six months ended June 30, 2009 and 2008, were $14,250,000 and $7,041,000, respectively. For the six months ended June 30, 2009, cash flows provided by operating activities related primarily to operations from our 43 geographically diverse and one real estate related asset. For the six months ended June 30, 2008, cash flows provided by operating activities related primarily to operations from our 36 geographically diverse properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.
     Cash flows used in investing activities for the six months ended June 30, 2009 and 2008, were $83,478,000 and $355,212,000, respectively. For the six months ended June 30, 2009, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $78,988,000. For the six months ended June 30, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $351,027,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.
     Cash flows provided by financing activities for the six months ended June 30, 2009 and 2008, were $331,376,000 and $354,463,000, respectively. For the six months ended June 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $398,887,000 and borrowings on mortgage loan payables of $1,696,000, the payment of offering costs of $39,101,000 for our initial offering, distributions of $16,469,000 and principal repayments of $9,642,000 on mortgage loan payables. Additional cash outflows related to deferred financing costs of $60,000 in connection with the debt financing for our acquisitions. For the six months ended June 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $177,525,000, borrowings on mortgage loan payables of $174,292,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $22,806,000, borrowings under our unsecured note payable to affiliate of $6,000,000, partially offset by the payment of offering costs of $17,344,000 for our initial offering, distributions of $5,130,000, and principal repayments of $628,000 on mortgage loan payables. Additional cash outflows related to deferred financing costs of $2,606,000 in connection with the debt financing for our acquisitions.
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
     For the six months ended June 30, 2009, we paid distributions of $32,251,000 ($16,469,000 in cash and $15,782,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $14,250,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our initial offering. As of June 30, 2009, we had an amount payable of $1,489,000 to our advisor and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
     As of June 30, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flow from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our initial offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
     For the three months ended June 30, 2009 and 2008, our funds from operations, or FFO, were $8,957,000 and $7,714,000, respectively. FFO was increased (reduced) by noncash gains (losses) caused by the reduced fair market value of interest rate swaps of $2,362,000 and $3,432,000 for the three months ended June 30, 2009 and 2008, respectively. FFO also reflects a reduction for acquisition-related expenses of $1,681,000 and $0 for the three months ended June 30, 2009 and 2008, respectively, as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. For the three months ended June 30, 2009 and 2008 we paid distributions of $18,004,000 and $5,398,000 respectively. Such amounts were covered by FFO of $8,957,000 and $7,714,000, respectively, which is net of the noncash gains and losses described below. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. Excluding such noncash gains and losses as well as acquisition costs, FFO would have been $8,276,000 and $4,282,000, respectively.
      For the six months ended June 30, 2009 and 2008, our funds from operations, or FFO, were $15,335,000 and $7,305,000 respectively. FFO was increased (reduced) by noncash gains (losses) caused by the reduced fair market value of interest rate swaps of $3,292,000 and $(104,000) for the six months ended June 30, 2009 and 2008, respectively. FFO also reflects a reduction for acquisition-related expenses of $3,180,000 and $0 for the six months ended June 30, 2009 and 2008, respectively, as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. For the six months ended June 30, 2009 and 2008 we paid distributions of $32,251,000 and $9,465,000 respectively. Such amounts were covered by FFO of $15,335,000 and $7,305,000, respectively, which is net of the noncash gains and losses described below. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. Excluding such noncash gains and losses as well as acquisition costs, FFO would have been $15,223,000 and $7,409,000, respectively. See our disclosure regarding FFO below.
     In order to manage interest rate risk, we enter into interest rate swaps to fix interest rates, which are derivative financial instruments. These interest rate swaps are required to be recorded at fair market value, even if we have no intention of terminating these instruments prior to their respective maturity dates. Our FFO reflects cumulative noncash losses on derivative financial instruments related to our interest rate swaps from inception through June 30, 2009 in the amount of $10,907,000 resulting from fluctuations in variable interest rates. This change in fair value is an adjustment to reconcile net loss to net cash provided by operating activities. This is shown in our accompanying consolidated statements of cash flows as a noncash adjustment. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion of our derivative financial instruments. All interest rate swaps are marked-to-market with changes in value included in net income (loss) each period until the instrument matures. We have no intentions of terminating these instruments prior to their respective maturity dates. The value of our interest rate swaps will fluctuate until the instrument matures and will be zero upon maturity of the instruments. Therefore, any gains or losses on derivative financial instruments will ultimately be reversed.
Capital Resources
Financing
     We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2009, our aggregate borrowings were 43.4% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $122,712,000 of mortgage notes payable maturing in 2010, $64,596,000 have two one-year extensions available and $53,940,000 have a one-year extension available. Of the $201,685,000 of mortgage notes payable maturing in 2011, $179,996,000 have two one-year extensions available. We anticipate utilizing the extensions available to us.
     Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of June 30, 2009, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
     One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2009, we had fixed and variable rate mortgage loan payables in the principal amount of $454,597,000 ($452,955,000, net of discount) outstanding secured by our properties and there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of June 30, 2009, we believe that we were in compliance with all such covenants and requirements on $427,397,000 of our mortgage loan payables and are making appropriate adjustments to comply with such covenants on $27,200,000 of our mortgage loan payables by depositing $6,357,000 into a restricted collateral account.
     As of June 30, 2009, the weighted average interest rate on our outstanding debt was 3.63% per annum.
Contractual Obligations
     The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payables as of June 30, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments - fixed rate debt	$654,000	$3,380,000	$17,559,000	$110,644,000	$132,237,000
Interest payments - fixed rate debt	3,974,000	15,184,000	14,375,000	17,139,000	50,672,000
Principal payments - variable rate debt	1,343,000	321,017,000	—	—	322,360,000
Interest payments - variable rate debt (based on rates in effect as of June 30, 2009)	4,701,000	13,049,000	—	—	17,750,000

Total	$10,672,000	$352,630,000	$31,934,000	$127,783,000	$523,019,000

     The table above does not reflect all available extension options. Of the amounts maturing in 2010 and 2011, $244,592,000 have two one-year extensions available and $53,940,000 have a one-year extension available.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
     The following is the calculation of FFO for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(3,535,000)	$514,000	$(10,335,000)	$(6,175,000)
Add:
Depreciation and amortization — consolidated properties	12,645,000	7,439,000	25,944,000	13,692,000
Less:
Net (income) loss attributable to noncontrolling interest of limited partners	(102,000)	(188,000)	(172,000)	(109,000)
Depreciation and amortization related to noncontrolling interests	(51,000)	(51,000)	(102,000)	(103,000)

FFO	$8,957,000	$7,714,000	$15,335,000	$7,305,000

FFO per share — basic and diluted	$0.08	$0.23	$0.16	$0.25

Weighted average common shares outstanding — Basic	106,265,880	33,164,866	95,530,594	28,714,736

Diluted	106,265,880	33,165,015	95,530,594	28,714,736

     FFO reflects (gains) losses on derivative financial instruments related to our interest rate swaps in the amount of $(2,362,000) and $(3,432,000) for the three months ended June 30, 2009 and 2008, respectively. FFO reflects (gains) losses on derivative financial instruments related to our interest rate swaps in the amount of $ (3,292,000) and $104,000 for the six months ended June 30, 2009 and 2008, respectively. See Note 8, Derivative Financial

Instruments, to our accompanying condensed consolidated financial statements, for a further discussion of our interest rate swaps.
     FFO also reflects a reduction for acquisition-related expenses of $1,681,000 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $3,180,000 and $0 for the six months ended June 30, 2009 and 2008, respectively, as a result of the adoption of SFAS No. 141(R) on January 1, 2009. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation.
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
     To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(3,535,000)	$514,000	$(10,335,000)	$(6,175,000)
Add:
General and administrative	5,786,000	2,195,000	10,860,000	4,043,000
Depreciation and amortization	12,645,000	7,439,000	25,944,000	13,692,000
Interest Expense	5,066,000	701,000	11,636,000	7,949,000
Less:
Interest and dividend income	(44,000)	(20,000)	(172,000)	(31,000)

Net operating income	$19,918,000	$10,829,000	$37,933,000	$19,478,000

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
     The table below presents, as of June 30, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt - principal payments	$654,000	$1,466,000	$1,914,000	$2,047,000	$15,512,000	$110,644,000	$132,237,000	$121,218,000
Weighted average interest rate on maturing debt	5.46%	5.68%	5.72%	5.72%	5.88%	5.76%	5.76%	—
Variable rate debt - principal payments	$1,343,000	$121,246,000	$199,771,000	$—	$—	$—	$322,360,000	$318,544,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2009)	3.07%	2.43%	2.94%	—	—	—	2.75%	—

     Mortgage loan payables were $454,597,000 ($452,955,000, net of discount) as of June 30, 2009. As of June 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.67% to 12.75% per annum and a weighted average effective interest rate of 3.63% per annum. We had $132,237,000 ($130,595,000, net of discount) of fixed rate debt, or 29.1% of mortgage loan payables, at a weighted average interest rate of 5.76% per annum and $322,360,000 of variable rate debt, or 70.9% of mortgage loan payables, at a weighted average interest rate of 2.75% per annum.
     As of June 30, 2009, there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. Also, as of June 30, 2009, there were no amounts outstanding under our unsecured note payable to affiliate.
     An increase in the variable interest rate on our variable rate mortgage loans without fixed rate interest rate swaps and our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of June 30, 2009, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense, exclusive of gains (losses) on derivative financial instruments, by $8,000, or 0.03%.
     In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures.
     Not applicable.

Item 4T.	Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer, who serves as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
     As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     For the six months ended June 30, 2009, we paid distributions of $32,251,000 ($16,469,000 in cash and $15,782,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, as compared to cash flow from operations of $14,250,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our initial offering. As of June 30, 2009, we had an amount payable of $1,489,000 to Grubb & Ellis Healthcare REIT Advisor, LLC, or our advisor, and its affiliates for operating expenses, on-site personnel and engineering payroll, lease commissions, and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
     As of June 30, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flows from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our initial offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
     For the three months ended June 30, 2009, our funds from operations, or FFO, was $8,957,000. We paid distributions of $18,004,000, of which $8,957,000 was paid from FFO and the remainder from proceeds from our initial offering. For the six months ended June 30, 2009, our funds from operations, or FFO, was $15,335,000. We paid distributions of $32,251,000, of which $15,335,000 was paid from FFO and the remainder from proceeds from our initial offering. For more information about FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources- Distributions.
Hedging activity may expose us to risks.
     To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
     On September 20, 2006, we commenced our initial public offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, as amended, which was declared effective by the SEC on September 20, 2006. Our initial offering will terminate no later than September 20, 2009, unless extended pursuant to SEC Rule 415 under the Securities Act of 1933, as amended, for up to an additional 180 days.
     As of June 30, 2009, we had received and accepted subscriptions for 113,819,038 shares of our common stock, or $1,137,042,000. As of June 30, 2009, a total of $31,554,000 in distributions were reinvested and 3,321,505 shares of our common stock were issued under the DRIP.
     As of June 30, 2009, we have incurred marketing support fees of $28,401,000, selling commissions of $78,568,000 and due diligence expense reimbursements of $218,000. We have also incurred organizational and offering expenses of $11,067,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds raised will not exceed 11.5%.
     As of June 30, 2009, we have used $611,690,000 in offering proceeds to purchase our 43 properties and one other real estate related asset and repay debt incurred in connection with such acquisitions.
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
     During the three months ended June 30, 2009, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
	(a)	(b)	Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs
April 1, 2009 to April 30, 2009	269,623	$9.43	269,623		(2)
May 1, 2009 to May 31, 2009	—	$—	—	$—
June 1, 2009 to June 30, 2009	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. Through June 30, 2009, we had repurchased 516,133 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
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
     The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Healthcare REIT, Inc. (Registrant)
August 14, 2009	By:	/s/ Scott D. Peters
Date		Scott D. Peters
Chief Executive Officer and President (principal executive officer)

August 14, 2009	By:	/s/ Kellie S. Pruitt
Date		Kellie S. Pruitt
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
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement, date as of May 21, 2009, by and between Realty Capital Securities and Grubb & Ellis Healthcare REIT, Inc. (included as Exhibit 1.1 to our Current Report on Form 8-K filed May 27, 2009 and incorporated herein by reference)

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)

3.2	Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007 and incorporated herein by reference)

3.3	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)

3.4	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference)

10.1	Services Agreement by and between American Realty Capital II, LLC and Grubb & Ellis Healthcare REIT, Inc. dated April 3, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 9, 2009 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.