Form 10-Q
period 2009-09-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2009-11-16
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-53206
HEALTHCARE TRUST OF AMERICA, INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 13, 2009, there were 131,833,342 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Real estate investments:
Operating properties, net	$995,349,000	$810,920,000
Real estate notes receivable, net	16,599,000	15,360,000
Cash and cash equivalents	321,791,000	128,331,000
Accounts and other receivables, net	8,098,000	5,428,000
Restricted cash	15,314,000	7,747,000
Identified intangible assets, net	154,487,000	134,623,000
Other assets, net	16,777,000	11,514,000

Total assets	$1,528,415,000	$1,113,923,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$452,041,000	$460,762,000
Accounts payable and accrued liabilities	33,052,000	21,919,000
Accounts payable due to former affiliates, net	1,421,000	3,063,000
Derivative financial instruments	10,791,000	14,198,000
Security deposits, prepaid rent and other liabilities	4,975,000	4,582,000
Identified intangible liabilities, net	6,772,000	8,128,000

Total liabilities	509,052,000	512,652,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners (Note 13)	2,467,000	1,951,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 130,857,487 and 75,465,437 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,308,000	755,000
Additional paid-in capital	1,168,515,000	673,351,000
Accumulated deficit	(152,927,000)	(74,786,000)

Total stockholders’ equity	1,016,896,000	599,320,000

Total liabilities and equity	$1,528,415,000	$1,113,923,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$30,886,000	$23,920,000	$89,914,000	$53,310,000
Interest income from real estate notes receivable, net	862,000	—	2,128,000	—

Total revenues	31,748,000	23,920,000	92,042,000	53,310,000
Expenses:
Rental expenses	10,494,000	8,700,000	32,854,000	18,612,000
General and administrative (Note 3)	11,095,000	2,758,000	21,955,000	6,801,000
Depreciation and amortization	13,287,000	11,213,000	39,231,000	24,905,000

Total expenses	34,876,000	22,671,000	94,040,000	50,318,000

Income before other income (expense)	(3,128,000)	1,249,000	(1,998,000)	2,992,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to note payable to affiliate	—	(1,000)	—	(2,000)
Interest expense related to mortgage loans payable and line of credit	(7,072,000)	(6,628,000)	(22,001,000)	(14,472,000)
Gain (loss) on derivative financial instruments	66,000	(310,000)	3,357,000	(414,000)
Interest and dividend income	60,000	52,000	233,000	83,000

Net loss	(10,074,000)	(5,638,000)	(20,409,000)	(11,813,000)

Less: Net income attributable to noncontrolling interest of limited partners	(70,000)	(47,000)	(241,000)	(156,000)

Net loss attributable to controlling interest	$(10,144,000)	$(5,685,000)	$(20,650,000)	$(11,969,000)

Net loss per share attributable to controlling interest — basic and diluted	$(0.08)	$(0.12)	$(0.20)	$(0.34)

Weighted average number of shares outstanding —

Basic	124,336,078	47,735,536	105,257,482	35,100,807

Diluted	124,336,078	47,735,536	105,257,482	35,100,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity
BALANCE — December 31, 2007	21,449,451	$214,000	$190,534,000	$(15,158,000)	$175,590,000
Issuance of common stock	34,050,254	341,000	339,767,000	—	340,108,000
Issuance of vested and nonvested restricted common stock	12,500	—	25,000	—	25,000
Offering costs	—	—	(36,364,000)	—	(36,364,000)
Amortization of nonvested common stock compensation	—	—	63,000	—	63,000
Issuance of common stock under the DRIP	832,339	8,000	7,899,000	—	7,907,000
Repurchase of common stock	(63,426)	(1,000)	(633,000)	—	(634,000)
Distributions	—	—	—	(19,175,000)	(19,175,000)
Net loss attributable to controlling interest	—	—	—	(11,969,000)	(11,969,000)

BALANCE — September 30, 2008	56,281,118	$562,000	$501,291,000	$(46,302,000)	$455,551,000

BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	$(74,786,000)	$599,320,000
Issuance of common stock	53,276,134	533,000	530,485,000	—	531,018,000
Offering costs	—	—	(54,533,000)	—	(54,533,000)
Issuance of nonvested restricted common stock	57,500	—	—	—	—
Issuance of vested restricted common stock, net, and related compensation	42,500	—	425,000		425,000
Amortization of nonvested share based compensation	—	—	235,000	—	235,000
Issuance of common stock under the DRIP	2,807,028	28,000	26,638,000	—	26,666,000
Repurchase of common stock	(791,112)	(8,000)	(7,520,000)	—	(7,528,000)
Distributions	—	—	—	(57,491,000)	(57,491,000)
Adjustment to redeemable noncontrolling interests	—	—	(566,000)	—	(566,000)
Net loss attributable to controlling interest	—	—	—	(20,650,000)	(20,650,000)

BALANCE — September 30, 2009	130,857,487	$1,308,000	$1,168,515,000	$(152,927,000)	$1,016,896,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,409,000)	$(11,813,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	36,088,000	23,607,000
Stock based compensation, net of forfeitures	660,000	88,000
Loss on property insurance settlements	6,000	89,000
Bad debt expense	1,097,000	362,000
Change in fair value of derivative financial instruments	(3,357,000)	414,000
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,806,000)	(4,364,000)
Other assets	(3,202,000)	(572,000)
Accounts payable and accrued liabilities	8,837,000	7,231,000
Accounts payable due to former affiliates, net	207,000	336,000
Security deposits, prepaid rent and other liabilities	(1,153,000)	255,000

Net cash provided by operating activities	15,968,000	15,633,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(241,668,000)	(448,852,000)
Capital expenditures	(6,320,000)	(2,799,000)
Restricted cash	(7,567,000)	(3,920,000)
Proceeds from insurance settlement	299,000	—

Net cash used in investing activities	(255,256,000)	(455,571,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	1,696,000	227,695,000
Borrowings on unsecured notes payable to affiliate	—	6,000,000
Borrowings under the line of credit, net	—	(51,801,000)
Payments on mortgage loans payable	(10,624,000)	(1,217,000)
Payments on unsecured notes payable to affiliate		(6,000,000)
Proceeds from issuance of common stock	533,303,000	341,755,000
Deferred financing costs	(60,000)	(3,497,000)
Security deposits	126,000	120,000
Repurchase of common stock	(7,528,000)	(634,000)
Payment of offering costs	(56,382,000)	(34,153,000)
Distributions	(27,493,000)	(9,274,000)
Distributions to noncontrolling interest limited partner	(290,000)	(235,000)

Net cash provided by financing activities	432,748,000	468,759,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	193,460,000	28,821,000
CASH AND CASH EQUIVALENTS — Beginning of period	128,331,000	5,467,000

CASH AND CASH EQUIVALENTS — End of period	$321,791,000	$34,288,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,893,000	$13,058,000
Income taxes	$74,000	$62,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,243,000	$1,979,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties :
Other assets, net	$83,000	$318,000
Mortgage loans payable, net	$—	$42,157,000
Accounts payable and accrued liabilities	$70,000	$3,420,000
Accounts payable due to affiliates, net	$—	$68,000
Security deposits, prepaid rent and other liabilities	$574,000	$1,978,000
Financing Activities:
Issuance of common stock under the DRIP	$26,666,000	$7,907,000
Distributions declared but not paid	$7,814,000	$3,248,000
Accrued offering costs	$68,000	$3,323,000
Accrued deferred financing costs	$14,000	$1,537,000
Adjustment to redeemable noncontrolling interests	$566,000	$40,000
Security Deposits Required	$652,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
     The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP except where the context otherwise requires.
1. Organization and Description of Business
     Healthcare Trust of America, Inc., formerly known as Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and therefore we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We have also invested to a limited extent in commercial office properties and other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes and we intend to continue to be taxed as a REIT.
     We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering is currently scheduled to expire upon the earlier of March 19, 2010, or the date on which the maximum offering has been sold. As of September 30, 2009, we had received and accepted subscriptions in our initial offering for 127,100,943 shares of our common stock, or $1,268,416,000, excluding shares of our common stock issued under the DRIP.
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
     We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. We were formerly advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, under the terms of the advisory agreement, effective as of October 24, 2008, and as amended and restated on November 14, 2008 and, or the Advisory Agreement, between us, our former advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, who is the managing member of our former advisor. The Advisory Agreement expired on September 20, 2009.
     Our former advisor engaged affiliated entities, including but not limited to Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc., to provide various services to us, including but not limited to property management and leasing services. On July 28, 2009, we entered into property management and leasing agreements with the following companies, each to manage a specific geographic region: CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies. On August 31, 2009, each of our subsidiaries terminated its management agreement with Realty.
     Upon the effectiveness of our initial offering, we entered into a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our former dealer manager. On May 21, 2009, we provided notice to Grubb & Ellis Securities pursuant to the dealer manager agreement that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities would cease to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, Realty Capital Securities, LLC, or RCS, assumed the role of dealer manager for the remainder of the offering period pursuant to a new dealer manager agreement. We entered into a services agreement on April 3, 2009 with American Realty Capital II, LLC, an affiliate of RCS, relating to the provision of certain consulting services to us, as well as making available to us certain backup support services. This services agreement was amended on August 17, 2009 to delay its effective date until December 1, 2009.
     Our main objectives in amending the Advisory Agreement were to reduce acquisition and asset management fees, eliminate internalization fees, discussed below, and to set the framework for our transition to self-management. We started our transition to self-management in the fourth quarter of 2008. This transition is complete and we consider ourselves to be self-managed. We are conducting an ongoing review of advisory services and dealer manager services previously provided by our former advisor and former dealer manager, to ensure that such services have been performed consistent with applicable agreements and standards.

     Self-management is a corporate model based on internal management rather than external management. In general, non-traded REIT’s are externally managed. With external management, a REIT is dependent upon an external advisor. An externally-managed REIT typically pays acquisition fees, disposition fees, asset management fees, property management fees and other fees to its external advisor for services provided. In contrast, under self-management, we are internally managed by our management team led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, under the direction of our Board of Directors. With a self-managed REIT, fees paid to third parties are expected to be substantially reduced.
     We anticipate that the various costs of self-management will also be mitigated by the substantial reduction of the acquisition fees and the asset management fees payable to our former advisor under the Advisory Agreement.
     As of September 30, 2009, we had made 45 geographically diverse acquisitions comprising 6,341,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,206,740,000 which includes 154 buildings and one real estate related asset. As of September 30, 2009, the aggregate occupancy at these properties was 90.4%.
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
Basis of Presentation
     Our accompanying interim consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, Consolidation (“ASC 810”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of September 30, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. Our former advisor may be entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership, subject to a number of conditions. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
     The condensed consolidated financial statements and notes have been prepared consistently with the 2008 Form 10-K and Form 10-Q for the period ended September 30, 2008 with the exception of the reclassification of certain prior-year amounts on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB 51, codified primarily in ASC 810.
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

Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents of $321,791,000 and $128,331,000, includes approximately $201,998,000 and $0 in short-term U.S. Treasury bills as of September 30, 2009 and December 31, 2008, respectively. We account for short-term investments in accordance with ASC 320, Investments — Debt and Equity Securities (“ASC 320”). We determine the appropriate classification of all short-term investments as held-to-maturity, available-for-sale, or trading at the time of purchase and re-evaluate such classification as of each balance sheet date. The U.S. Treasury bills are considered trading as of September 30, 2009 and matured in October 2009.
Segment Disclosure
     ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , codified primarily in ASC 805, Business Combinations (“ASC 805”). ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for us for any business combinations occurring on or after January 1, 2009. The adoption of ASC 805 has a material impact on our results of operations when we acquire real estate properties. We anticipate that the new provisions will have an impact on the cost allocation of future acquisitions and will require that we expense acquisition costs for future property acquisitions.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810. This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 was effective for us on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we are required to reflect the change in presentation and disclosure for all periods presented. The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest of limited partner in operating partnership of $1,000 and the minority interest of limited partner of $1,950,000, as previously reported, to redeemable noncontrolling interest of limited partners of $1,951,000, as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net income attributable to the noncontrolling interest, and a new line item for net income attributable to controlling interest be presented in the condensed consolidated statements of operations. Thus, after adoption of SFAS No. 160 net loss for the three months ended September 30, 2008 of $5,685,000, as previously reported, changed to net loss of $5,638,000, as reported herein, and net income attributable to controlling interest is equal to net income as previously reported prior to the adoption of SFAS No. 160. Net loss for the nine months ended September 30, 2008 of $11,969,000, as previously reported, changed to net loss of $11,813,000, as reported herein, and net loss attributable to controlling interest is equal to net loss as previously reported prior to the adoption of SFAS No. 160.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133, codified primarily in ASC 815. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. ASC 815 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, ASC 815 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. ASC 815 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We adopted ASC 815 on a prospective basis on January 1, 2009. The adoption of ASC 815 did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF No. 03-6-1, codified primarily in ASC 260, Earning per Share (“ASC 260”). FSP EITF No. 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF No. 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. We adopted FSP EITF No. 03-6-1 on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP No. SFAS 157-4”), codified primarily in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides guidance on determining fair value when market activity has decreased. We elected to early adopt ASC 820 as it relates to FSP No. SFAS 157-4 beginning January 1, 2009. Its adoption has not had a material impact on the Company’s condensed consolidated unaudited financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1, codified primarily in ASC 825, Financial Instruments (“ASC 825”). FSP FAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company early adopted FSP FAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements. We have provided these disclosures in Note 16, Fair Value of Financial Instruments.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS No. 141(R)-1, codified primarily in ASC 805. FSP FAS No. 141 (R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP FAS No. 141(R)-1 on a prospective basis on January 1, 2009. The adoption of FSP FAS No. 141 (R)-1 did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified primarily in ASC 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 was effective for us on April 1, 2009. The additional disclosures required by this pronouncement are included in Note 20, Subsequent Events. The adoption of ASC 855 has not had a material impact on our condensed consolidated unaudited financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which modifies how a company determines when an entity that is a VIE should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. SFAS No. 167 also requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for us on January 1, 2010. We have not determined what impact, if any, the adoption of SFAS No. 167 will have on our consolidated financial statements and related disclosures. This pronouncement has not been incorporated into the FASB ASC as of September 30, 2009.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on our condensed consolidated unaudited financial statements.
     In August 2009, the FASB issued Accounting Standard Update 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance will be effective for us beginning October 1, 2009. We do not expect the adoption of ASU 2009-05 to have a material impact on our condensed consolidated unaudited financial statements.
3. Real Estate Investments
     Our investments in our consolidated properties consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Land	$114,896,000	$107,389,000
Building and improvements	928,094,000	728,171,000
Furniture and equipment	10,000	10,000

	1,043,000,000	835,570,000

Less: accumulated depreciation	(47,651,000)	(24,650,000)

	$995,349,000	$810,920,000

     Depreciation expense for the three months ended September 30, 2009 and 2008 was $8,186,000 and $6,139,000, respectively, and depreciation expense for the nine months ended September 30, 2009 and 2008 was $23,407,000 and $13,566,000, respectively.
Acquisitions in 2009
     During the nine months ended September 30, 2009, we completed the acquisition of three properties and three office condominiums related to existing properties in our portfolio. The aggregate purchase price of these properties was $240,324,000. These properties were purchased with funds raised from our initial offering. We paid $6,008,000 in acquisition fees to our former advisor and its affiliates in connection with these acquisitions. The fees were expensed and included in general and administrative in our accompanying condensed consolidated statements of operations in accordance with new accounting provisions adopted in the current year which require the immediate expensing of such items. Acquisitions completed during the nine months ended September 30, 2009 are set forth below:

					Mortgage	Fee to our
		Date	Ownership	Purchase	Loan	Former Advisor
Property	Property Location	Acquired	Percentage	Price	Payables(1)	and Affiliate(2)
Lima Medical Office Portfolio(3)	Lima, OH	01/16/09	100%	$385,000	$—	$9,000
Wisconsin Medical Office Buildings Portfolio	Menomonee Falls, Mequon, Milwaukee and Richfield, WI	02/27/09	100%	33,719,000	—	843,000
Mountain Empire Portfolio(3)	Rogersville, TN	03/27/09	100%	2,275,000	1,696,000	57,000
Lima Medical Office Portfolio(3)	Lima, OH	04/21/09	100%	425,000	—	11,000
Wisconsin Medical Office Buildings Portfolio 2	Mequon and Franklin, WI	05/27/09	100%	40,700,000	—	1,017,000
Greenville Hospital Systems	Greenville, SC	09/18/09	100%	162,820,000	—	4,071,000

Total				$240,324,000	$1,696,000	$6,008,000

(1)	Represents the amount of the mortgage loan payable newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Our former advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of up to 2.5% of the contract purchase price for each property acquired.

(3)	This acquisition was an office condominium/building related to an existing property in our portfolio.
     Also see Note 17, Business Combinations, for additional disclosures related to our acquisitions.

4. Real Estate Notes Receivable, Net
     Real estate notes receivable, net consisted of the following as of September 30, 2009 and December 31, 2008:

		Interest	Maturity
Property Name and Location	Property Type	Rate	Date	September 30, 2009	December 31, 2008
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%	11/01/11	1,250,000	1,250,000

				20,000,000	20,000,000
Add: closing costs, net				276,000	360,000
Less: discount, net				(3,677,000)	(5,000,000)

Real estate notes receivable, net				$16,599,000	$15,360,000

The discount is amortized on a straight-line basis over the life of the note.
5. Identified Intangible Assets, Net
     Identified intangible assets consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
In place leases, net of accumulated amortization of $21,988,000 and $13,350,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 9.3 years and 7.6 years as of September 30, 2009 and December 31, 2008, respectively)	$67,012,000	$55,144,000
Above market leases, net of accumulated amortization of $2,788,000 and $1,513,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 8.0 years and 8.3 years as of September 30, 2009 and December 31, 2008, respectively)	9,681,000	10,482,000
Tenant relationships, net of accumulated amortization of $11,676,000 and $6,479,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 12.7 years and 11.7 years as of September 30, 2009 and December 31, 2008, respectively)	73,612,000	64,881,000
Leasehold interests, net of accumulated amortization of $87,000 and $45,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 79.7 years and 81.8 years as of September 30, 2009 and December 31, 2008, respectively)	4,168,000	3,998,000
Master lease, net of accumulated amortization of $335,000 and $231,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 2 months and 8 months as of September 30, 2009 and December 31, 2008, respectively)	14,000	118,000

	$154,487,000	$134,623,000

     Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2009 and 2008 was $5,477,000 and $5,498,000, respectively, which included $497,000 and $443,000, respectively, of amortization recorded against rental income for above market leases and $15,000 and $12,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. Amortization expense recorded on the identified intangible assets for the nine months ended September 30, 2009 and 2008 was $17,080,000 and $12,148,000, respectively, which included $1,459,000 and $839,000, respectively, of amortization recorded against rental income for above market leases and $43,000 and $29,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

6. Other Assets, Net
     Other assets, net, consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Deferred financing costs, net of accumulated amortization of $2,881,000 and $1,461,000 as of September 30, 2009 and December 31, 2008, respectively	$3,360,000	$4,751,000
Lease commissions, net of accumulated amortization of $334,000 and $99,000 as of September 30, 2009 and December 31, 2008, respectively	2,359,000	1,009,000
Lease inducements, net of accumulated amortization of $191,000 and $107,000 as of September 30, 2009 and December 31, 2008, respectively	832,000	753,000
Deferred rent receivable	7,585,000	3,928,000
Prepaid expenses, deposits and other	2,641,000	1,073,000

	$16,777,000	$11,514,000

     Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended September 30, 2009 and 2008 was $642,000 and $456,000, respectively, of which $469,000 and $403,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $36,000 and $22,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations. Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the nine months ended September 30, 2009 and 2008 was $1,733,000 and $953,000, respectively, of which $1,402,000 and $831,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $85,000 and $63,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations.

7. Mortgage Loans Payable, Net
Mortgage Loans Payable
     Mortgage loans payable were $453,614,000 ($452,041,000, net of discount) and $462,542,000 ($460,762,000, net of discount) as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.60% to 12.75% per annum and a weighted average effective interest rate of 3.59% per annum. As of September 30, 2009, we had $131,941,000 ($130,368,000, net of discount) of fixed rate debt, or 29.1% of mortgage loans payable, at a weighted average interest rate of 5.76% per annum, and $321,673,000 of variable rate debt, or 70.9% of mortgage loans payable, at a weighted average interest rate of 2.70% per annum. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.90% to 12.75% per annum and a weighted average effective interest rate of 4.07% per annum. As of December 31, 2008, we had $141,058,000 ($139,278,000 net of discount) of fixed rate debt, or 30.5% of mortgage loans payable, at a weighted average interest rate of 5.76% per annum, and $321,484,000 of variable rate debt, or 69.5% of mortgage loans payable, at a weighted average interest rate of 3.33% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As December 31, 2008, we were in compliance with all such covenants and requirements. As of September 30, 2009, we believe that we were in compliance with all such covenants and requirements on $426,414,000 of our mortgage loans payable and are making appropriate adjustments to comply with such covenants on $27,200,000 of our mortgage loans payable by depositing $6,357,000 into a restricted collateral account.
     Mortgage loans payable consisted of the following as of September 30, 2009 and December 31, 2008:

	Interest		Maturity
Property	Rate		Date	September 30, 2009		December 31, 2008
Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,843,000		9,939,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	13,960,000		14,000,000
Gwinnett Professional Center	5.88%		01/01/14	5,541,000		5,604,000
St. Mary Physicians Center	5.80%		09/04/09	—		8,280,000
Northmeadow Medical Center	5.99%		12/01/14	7,745,000		7,866,000
Medical Portfolio 2	5.91%		07/01/13	14,270,000		14,408,000
Renaissance Medical Centre	5.38%		09/01/15	18,871,000		19,078,000
Renaissance Medical Centre	12.75%		09/01/15	1,243,000		1,245,000
Medical Portfolio 4	5.50%		06/01/19	6,633,000		6,771,000
Medical Portfolio 4	6.18%		06/01/19	1,695,000		1,727,000
Marietta Health Park	5.11%		11/01/15	7,200,000		7,200,000

				131,941,000		141,058,000

Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(a)	03/31/10	24,800,000	(b)	24,800,000	(c)
1 and 4 Market Exchange	1.60	%(a)	09/30/10	14,500,000	(b)	14,500,000	(c)
East Florida Senior Care Portfolio	1.65	%(a)	10/01/10	29,568,000	(b)	29,917,000	(c)
Kokomo Medical Office Park	1.65	%(a)	11/30/10	8,300,000	(b)	8,300,000	(c)
Chesterfield Rehabilitation Center	1.90	%(a)	12/30/10	22,000,000	(b)	22,000,000	(c)
Park Place Office Park	1.80	%(a)	12/31/10	10,943,000	(b)	10,943,000	(c)
Highlands Ranch Medical Plaza	1.80	%(a)	12/31/10	8,853,000	(b)	8,853,000	(c)
Medical Portfolio 1	1.93	%(a)	02/28/11	20,607,000	(b)	21,340,000	(c)
Fort Road Medical Building	1.90	%(a)	03/06/11	5,800,000	(b)	5,800,000	(c)
Medical Portfolio 3	2.50	%(a)	06/26/11	58,000,000	(b)	58,000,000	(c)
SouthCrest Medical Plaza	2.45	%(a)	06/30/11	12,870,000	(b)	12,870,000	(c)
Wachovia Pool Loans(d)	4.65	%(a)	06/30/11	49,969,000	(b)	50,322,000	(c)
Cypress Station Medical Office Building	2.00	%(a)	09/01/11	7,163,000	(b)	7,235,000	(c)
Medical Portfolio 4	2.40	%(a)	09/24/11	21,400,000	(b)	21,400,000	(c)
Decatur Medical Plaza	2.25	%(a)	09/26/11	7,900,000	(b)	7,900,000	(c)
Mountain Empire Portfolio	2.40	%(a)	09/28/11	19,000,000	(b)	17,304,000	(c)

				321,673,000		321,484,000

Total fixed and variable debt				453,614,000		462,542,000

Less: discount				(1,573,000)		(1,780,000)

Mortgage loans payable, net				$452,041,000		$460,762,000

(a)	Represents the interest rate in effect as of September 30, 2009.

(b)	As of September 30, 2009, we had $321,673,000 in variable rate mortgage loans with effective interest rates ranging from 1.60% to 4.75% per annum and a weighted average effective interest rate of 2.70% per annum. However, as of September 30, 2009, we had $321,673,000 in fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable, thereby effectively fixing our interest rate on those mortgage loans payable. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

(c)	As of December 31, 2008, we had $321,484,000 in variable rate mortgage loans with effective interest rates ranging from 1.90% to 4.75% per annum and a weighted average effective interest rate of 3.33% per annum. However, as of December 31, 2008, we had $321,484,000 in fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable, thereby effectively fixing our interest rate on those mortgage loans payable. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

(d)	We have a mortgage loan in the principal amount of $49,969,000 secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.
     The principal payments due on our mortgage loans payable as of September 30, 2009 for the three months ending December 31, 2009 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2009	$1,020,000
2010	$122,731,000
2011	$201,690,000
2012	$2,056,000
2013	$15,521,000
Thereafter	$110,596,000
     The table above does not reflect all available extension options. Of the amounts maturing in 2010, $64,596,000 have two one-year extensions available and $53,940,000 have a one-year extension available. Of the amounts maturing in 2011, $179,985,000 have two one-year extensions available.
8. Derivative Financial Instruments
     We utilize derivatives such as fixed rate interest rate swaps to manage our exposure to interest rate movements. Consistent with ASC 815, we record derivative financial instruments on our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income. As of September 30, 2009 and December 31, 2008, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in gain (loss) on derivative financial instruments in our accompanying condensed consolidated statements of operations.

     The following table lists derivative financial instruments held by us as of September 30, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(639,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(396,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(387,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(479,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(906,000)	Swap	12/30/10
$29,568,000	LIBOR	6.02%	$(1,270,000)	Swap	10/01/10
$20,607,000	LIBOR	5.23%	$(807,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(197,000)	Swap	03/06/11
$7,163,000	LIBOR	4.51%	$(116,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(354,000)	Swap	03/31/10
$49,969,000	LIBOR	5.60%	$(1,279,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(327,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,413,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(857,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(324,000)	Swap	09/26/11
$19,000,000	LIBOR	5.87%	$(1,040,000)	Swap	09/28/13
     The following table lists derivative financial instruments held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(870,000)	Swap	09/28/10
$8,300,000	LIBOR	5.86%	$(512,000)	Swap	11/30/10
$8,853,000	LIBOR	5.52%	$(480,000)	Swap	12/31/10
$10,943,000	LIBOR	5.52%	$(593,000)	Swap	12/31/10
$22,000,000	LIBOR	5.59%	$(1,167,000)	Swap	12/30/10
$29,917,000	LIBOR	6.02%	$(1,776,000)	Swap	10/01/10
$21,340,000	LIBOR	5.23%	$(976,000)	Swap	01/31/11
$5,800,000	LIBOR	4.70%	$(221,000)	Swap	03/06/11
$7,235,000	LIBOR	4.51%	$(168,000)	Swap	05/03/10
$24,800,000	LIBOR	4.85%	$(554,000)	Swap	03/31/10
$50,322,000	LIBOR	5.60%	$(1,797,000)	Swap	06/30/10
$12,870,000	LIBOR	5.65%	$(460,000)	Swap	06/30/10
$58,000,000	LIBOR	5.59%	$(1,972,000)	Swap	06/26/10
$21,400,000	LIBOR	5.27%	$(936,000)	Swap	09/23/11
$7,900,000	LIBOR	5.16%	$(355,000)	Swap	09/26/11
$17,304,000	LIBOR	5.87%	$(1,361,000)	Swap	09/28/13
     As of September 30, 2009 and December 31, 2008, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivatives not designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Derivative Financial Instruments	$ —	Derivative Financial Instruments	$ —	Derivative Financial Instruments	$10,791,000	Derivative Financial Instruments	$14,198,000
     For the three and nine months ended September 30, 2009 and 2008, our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

		Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Derivatives not designated as hedging	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
instruments:	Recognized	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest Rate Swaps	Interest Expense	$66,000	$(310,000)	$3,357,000	$(414,000)
     For the three months ended September 30, 2009 and 2008, we recorded a decrease in interest expense of $66,000 and an increase in interest expense of $310,000, respectively, related to the change in the fair value of our derivative financial instruments and for the nine months ended September 30, 2009 and 2008, we recorded a decrease in interest expense of $3,357,000 and a increase in interest expense of $414,000, respectively, related to the change in the fair value of our derivative financial instruments.

     The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records counterparty credit risk valuation adjustments on its interest rate swap derivative asset in order to properly reflect the credit quality of the counterparty. In addition, the Company’s fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of the Company’s credit quality. As of September 30, 2009 and December 31, 2008, there have been no termination events or events of default related to the interest rate swaps.
9. Line of Credit
     We have a loan agreement with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, in which we obtained our secured revolving line of credit with LaSalle and KeyBank in an aggregate maximum principal amount up to $80,000,000, or the Loan Agreement. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement. As of September 30, 2009 and December 31, 2008, the amount of credit available under the Loan Agreement is $78,172,000. The maximum principal amount of the Loan Agreement may be increased up to $120,000,000 subject to the terms of the Loan Agreement. Also, additional financial institutions may become lenders under the Loan Agreement. The initial maturity date of the Loan Agreement is September 10, 2010 which may be extended by one 12-month period subject to satisfaction of certain conditions, including the payment of an extension fee equal to 0.20% of the principal balance of loans then outstanding.
     At our option, loans under the Loan Agreement bear interest at per annum rates equal to (a) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (b) the greater of LaSalle’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (c) a combination of these rates.
     The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (i) a minimum ratio of operating cash flow to interest expense, (ii) a minimum ratio of operating cash flow to fixed charges, (iii) a maximum ratio of liabilities to asset value, (iv) a maximum distribution covenant and (v) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of December 31, 2008 and September 30, 2009, we were in compliance with all such covenants and requirements.
     As of September 30, 2009 and December 31, 2008, we did not have any borrowings under the Loan Agreement.
10. Identified Intangible Liabilities, Net
     Identified intangible liabilities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Below market leases, net of accumulated amortization of $2,640,000 and $1,400,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 9.5 years and 9.4 years as of September 30, 2009 and December 31, 2008, respectively)	$6,772,000	$8,128,000

	$6,772,000	$8,128,000

     Amortization recorded on the identified intangible liabilities for the three months ended September 30, 2009 and 2008 was $437,000 and $428,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations. Amortization recorded on the identified intangible liabilities for the nine months ended September 30, 2009 and 2008 was $1,380,000 and $831,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.

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
Other Organizational and Offering Expenses
     Our former advisor previously was entitled to receive up to 1.5% of the aggregate gross offering proceeds from the sale of shares of our common stock in the primary offering for reimbursement of cumulative organizational and offering expenses pursuant to the terms of the expired Advisory Agreement. As a self-managed company, we will be responsible for all of our future organizational and offering expenses. These other organization and offering expenses include all expenses (other than selling commissions and the marketing support fees which generally represents 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our initial offering. As of September 30, 2009 and December 31, 2008, neither we nor our former advisor and its affiliates have incurred additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our initial offering. See Note 12, Related Party Transactions- Offering Stage, for a further discussion of other organizational and offering expenses.
Chesterfield Rehabilitation Center
     The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. We anticipate exercising our right to purchase the 20.0% membership interest. If we do not exercise that right, subject to cumulative returns, the distributions will no longer be paid proportionate to the ownership percentages and BD St. Louis will receive a higher proportionate distribution. Also, if we do not exercise that right, the operating agreement provides that from January 1, 2011 to March 31, 2011, BD St. Louis has the right and option to sell all, but not less than all, of its 20.0% membership interest in the JV Company to our operating partnership at a price equal to the greater of $10.00 or the fair market value as determined in accordance with the operating agreement. As of September 30, 2009 and December 31, 2008, the estimated redemption value at the earliest date of redemption is $2,905,000 and $3,133,000, respectively. See Note 13, Redeemable Noncontrolling Interests of Limited Partners, to our accompanying condensed consolidated financial statements.
Future Development Agreement
     In connection with the closing of the acquisition of the Greenville Hospital System Portfolio, HTA LLC and Greenville Hospital System, or GHS, entered into a Future Development Agreement, or the Future Development Agreement. Pursuant to the Future Development Agreement, GHS may elect for HTA LLC to provide funding for development costs associated with certain potential GHS development properties and/or the acquisition of the properties upon completion of development, subject to the satisfaction of certain conditions and approvals by HTA LLC, as provided in the Future Development Agreement, including a lease back to GHS of 100% of the space. The maximum funding commitment from HTA LLC may not exceed $5,500,000 in the aggregate.
Other
     Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Related Party Transactions
Fees and Expenses Paid to Former Affiliates
     Two of our former executive officers were also executive officers and employees and/or holders of a direct or indirect interest in our former advisor, and our former sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. These executive officers resigned on June 30, 2009 and July 10, 2009, respectively. Upon the effectiveness of our initial offering, we entered into an Advisory Agreement with our former advisor and a dealer manager agreement with our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses. The Advisory Agreement was effective as of October 24, 2008, amended and restated on November 14, 2008 and expired on September 20, 2009. On May 21, 2009, we provided notice to Grubb & Ellis Securities that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities ceased to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, RCS assumed the role of dealer manager for the remainder of the offering period. In the aggregate, for the three months ended September 30, 2009 and 2008, we incurred fees to our former advisor and its affiliates of $17,531,000 and $23,768,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred fees to our former advisor and its affiliates of $66,011,000 and $58,965,000, respectively, as detailed below.
Offering Stage
Selling Commissions
     Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2009 and 2008, we incurred $7,644,000 and $11,373,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $35,337,000 and $23,454,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.
Marketing Support Fees and Due Diligence Expense Reimbursements
     Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended September 30, 2009 and 2008, we incurred $2,757,000 and $4,128,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $12,786,000 and $8,533,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our initial offering.
Other Organizational and Offering Expenses
     Our other organizational and offering expenses have been paid by our former advisor or Grubb & Ellis Realty Investors on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2009 and 2008, we incurred $290,000 and $1,749,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $2,557,000 and $4,377,000, respectively, in offering expenses to our former advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor or its affiliates from the gross proceeds of our initial offering.
Acquisition and Development Stage
Acquisition Fee
     For the period from September 20, 2006 through October 24, 2008, our former advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable.
     In connection with the Advisory Agreement, the acquisition fee payable to our former advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties was reduced from up to 3.0% to an amount determined as follows:

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
     Our former advisor or its affiliate may be entitled to receive these acquisition fees for properties and other real estate related assets acquired with funds raised in our initial offering, including acquisitions completed after the termination of the Advisory Agreement, as compensation for services rendered, subject to certain conditions.
     For the three months ended September 30, 2009 and 2008, we incurred $4,071,000 and $3,083,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $6,008,000 and $14,543,000, respectively, in acquisition fees to our former advisor and its affiliates. Acquisition fees are included in general and administrative expenses for the three and nine months ended September 30, 2009. Acquisition fees are capitalized as part of the purchase price allocations for the three and nine months ended September 30, 2008.
Reimbursement of Acquisition Expenses
     Our former advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2009 and 2008, we incurred $0 and $3,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $0 and $11,000, respectively, for such expenses to our former advisor and its affiliates, excluding amounts our former advisor and its affiliates paid directly to third parties. Acquisition expenses are included in general and administrative expenses for the three and nine months ended September 30, 2009. Acquisition expenses are capitalized as part of the purchase price allocations for the three and nine months ended September 30, 2008.
Operational Stage
Asset Management Fee
     For the period from September 20, 2006 through October 24, 2008, our former advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee was calculated and payable monthly in cash or shares of our common stock at the option of our former advisor or one of its affiliates.
     In connection with the Advisory Agreement, the monthly asset management fee we pay to our former advisor in connection with the management of our assets was reduced from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. For the three months ended September 30, 2009 and 2008, we incurred $1,196,000 through September 20, 2009 and $2,090,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $3,783,000 through September 20, 2009 and $4,712,000, respectively, in asset management fees to our former advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee
     Our former advisor or its affiliates were paid a monthly property management fee equal to 4.0% of the gross cash receipts through August 31, 2009 from each property managed. For properties managed by other third parties besides our former advisor or its affiliates, our former advisor or its affiliates were paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended September 30, 2009 and 2008, we incurred $507,000 and $758,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $2,289,000 and $1,597,000, respectively, in property management fees and oversight fees to our former advisor and its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Lease Fee
     Our former advisor or its affiliates, as the property manager, has received a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended September 30, 2009 and 2008, we incurred $496,000 and $247,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $1,173,000 and $823,000, respectively, to Realty and its affiliates in lease fees which is capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.
     On July 2, 2009, we provided notice, on behalf of each of our subsidiaries to Realty, pursuant to each management agreement that each of our subsidiaries elected to terminate its management agreement with Realty and proceed with a property management transition program under which Realty would cease to serve as the property manager effective as of September 1, 2009. We also provided notice to Realty of the election by our subsidiaries to have Realty terminate all sub-management agreements effective as of September 1, 2009, except for certain agreements to be assigned to the applicable subsidiaries, with such terminations being done under our direction.
On-site Personnel and Engineering Payroll
     For the three months ended September 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $509,000 and $250,000, respectively, and for the nine months ended September 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred $1,865,000 and $587,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
     We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. We cannot reimburse our former advisor or affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.6% and 96.1%, respectively, for the 12 months ended September 30, 2009.
     For the three months ended September 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred on our behalf $4,000 and $48,000, respectively, and for the nine months ended September 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred on our behalf $35,000 and $230,000, respectively, in operating expenses which is included in general and administrative in our accompanying condensed consolidated statements of operations
Related Party Services Agreement
     We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and was subject to successive one year renewals. Since Grubb & Ellis Realty Investors is the managing member of our former advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. On March 17, 2009, Grubb & Ellis

Realty Investors provided notice of its termination of the services agreement. The termination was to be effective September 20, 2009; however as part of our transition to self-management, we have worked with DST Systems, Inc. to serve as our transfer agent and to provide subscription processing and investor relations services which became effective on August 10, 2009. Accordingly, the services agreement with Grubb & Ellis Realty Investors terminated on August 9, 2009.
     For the three months ended September 30, 2009 and 2008, we incurred $57,000 and $31,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $177,000 and $89,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
     For the three months ended September 30, 2009 and 2008, our former advisor and its affiliates incurred $23,000 and $52,000, respectively, and for the nine months ended September 30, 2009 and 2008, our former advisor and its affiliates incurred $173,000 and $111,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our initial offering.
Compensation for Additional Services
     Our former advisor or its affiliates were paid for services performed for us other than those required to be rendered by our former advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended September 30, 2009 and 2008 we incurred $0 and $7,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $0 and $7,000, respectively, for tax services an affiliate provided to us.
Liquidity Stage
Disposition Fee
     Upon the expiration of our Advisory Agreement on September 20, 2009, we did not pay a disposition fee to our former advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution upon Termination
     Upon termination or expiration of the Advisory Agreement, other than a termination by us for cause, our former advisor may be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. As of the expiration of our Advisory Agreement on September 20, 2009, no amounts were due based on the aforementioned formula.
     On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our former advisor may elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the Advisory Agreement. Our former advisor has provided us with evidence of its notice to us of its election to defer its right to a subordinated distribution. Our former advisor’s right to receive any deferred subordinated distribution is subject to a number of ongoing conditions. These conditions include, without limitation, that our former advisor fully and reasonably cooperate with us and our self management program during the course of our transition to self management. Various issues have arisen with respect to whether our former advisor and its affiliates have fully and reasonably cooperated with us and with our transition to self management. We have communicated our positions to our former advisor regarding these issues, which have not yet been resolved.
     The Partnership Agreement Amendment provided that after the termination or expiration of the Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger with a company that has shares listed on a national securities exchange, our former advisor may be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory

Agreement, plus any assets acquired after such termination for which our former advisor was entitled to receive an acquisition fee (as described above under Advisory Agreement — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable (excluding any capital raised after the completion of our initial offering) (less amounts paid to redeem shares pursuant to our share repurchase plan), plus an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.
     In addition, the Partnership Agreement Amendment provided that after the termination or expiration of our Advisory Agreement, in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, our former advisor may be entitled to receive, subject to a number of conditions, a distribution in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date.
Accounts Payable Due to Former Affiliates, Net
     The following amounts were outstanding to former affiliates as of September 30, 2009 and December 31, 2008:

Entity	Fee	September 30, 2009	December 31, 2008
Grubb & Ellis Realty Investors	Operating Expenses	$—	$33,000
Grubb & Ellis Realty Investors	Offering Costs	63,000	797,000
Grubb & Ellis Realty Investors	Due Diligence	—	—
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	—	207,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	—	103,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	—	1,120,000
Realty	Asset and Property Management Fees	973,000	726,000
Realty	Lease Commissions	385,000	77,000

		$1,421,000	$3,063,000

13. Redeemable Noncontrolling Interest of Limited Partners
     As of September 30, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of September 30, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.
     As of September 30, 2009 and December 31, 2008, we owned an 80.0% interest in the JV Company that owns Chesterfield Rehabilitation Center, which was purchased on December 20, 2007. As of September 30, 2009 and December 31, 2008, the balance was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date.
     Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity (“ASC 480”) at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of September 30, 2009 and December 31, 2008 was $2,905,000. As of September 30, 2009 and December 31, 2008, redeemable noncontrolling interest of limited partners was $2,468,000 and $1,951,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2007	$3,091,000
Net income attributable to noncontrolling interest of limited partners	157,000
Distributions	(235,000)
Purchase price allocation adjustment	(883,000)

Balance as of September 30, 2008	$2,130,000

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	241,000
Distributions	(290,000)
Adjustment to noncontrolling interests	566,000

Balance as of September 30, 2009	$2,468,000

14. Stockholders’ Equity
Common Stock
     In April 2006, our former advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through September 30, 2009, we granted an aggregate of 255,000 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Accounting Officer and Executive VP — Acquisitions pursuant to the terms and conditions of our 2006 Incentive Plan and Employment Agreements described below. Through September 30, 2009, we issued 127,100,943 shares of our common stock in connection with our initial offering and 4,467,204 shares of our common stock under the DRIP, and repurchased 900,860 shares of our common stock under our share repurchase plan. As of September 30, 2009 and December 31, 2008, we had 130,857,487 and 75,465,437 shares of our common stock outstanding, respectively.
     Pursuant to our initial offering, we are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.
Preferred Stock
     Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2009 and December 31, 2008, no shares of preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering. For the three months ended September 30, 2009 and 2008, $10,884,000 and $3,573,000, respectively, in distributions were reinvested and 1,145,699 and 376,084 shares of our common stock, respectively, were issued under the DRIP. For the nine months ended September 30, 2009 and 2008, $26,666,000 and $7,907,000, respectively, in distributions were reinvested and 2,807,028 and 832,339 shares of our common stock, respectively, were issued under the DRIP. As of September 30, 2009 and December 31, 2008, a total of $42,438,000 and $15,772,000, respectively, in distributions were reinvested and 4,467,204 and 1,660,176 shares of our common stock, respectively, were issued under the DRIP.
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
     For the three months ended September 30, 2009 and 2008, we repurchased 384,727 shares of our common stock, for an aggregate amount of $3,676,000, and 31,156 shares of our common stock, for $311,000, respectively. For the nine months ended September 30, 2009 and 2008, we repurchased 791,112 shares of our common stock, for an aggregate amount of $7,528,000 and 63,426 shares of our common stock, for an aggregate amount of $634,000, respectively. As of September 30, 2009 and December 31, 2008, we had repurchased 900,860 shares of our common stock, for an aggregate amount of $8,605,000, and 109,748 shares of our common stock, for an aggregate amount of $1,077,000, respectively.
2006 Incentive Plan, Employment Agreements and Independent Directors Compensation Plan
     Under the terms of the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan, or the 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, restricted stock units, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares. On December 30, 2008, we amended the 2006 Independent Directors Compensation Plan as follows, which amendments became effective on January 1, 2009:
•	Annual Retainer. The annual retainer for independent directors was increased to $50,000.
•	Annual Retainer, Committee Chairman. The chairman of each committee of the board of directors (including the audit committee, the compensation committee, the risk management committee, the nominating and corporate governance committee and the investment committee) will receive an additional annual retainer of $7,500.
•	Meeting Fees. The meeting fee for each board of directors meeting attended in person or by telephone was increased from $1,000 to $1,500 and the meeting fee for each committee meeting attended in person or by telephone was increased from $500 to $1,000.
•	Equity Compensation. Each independent director will receive a grant of 5,000 shares of restricted common stock upon each re-election to the board of directors, rather than 2,500 shares.
     Effective July 1, 2009, we entered into employment agreements with Scott D. Peters, the Company’s Chairman, Chief Executive Officer and President, Mark Engstrom, Executive Vice President-Acquisitions, and Kellie Pruitt, Chief Accounting Officer. The employment agreement with Mr. Peters replaces his 2008 employment agreement.
     In 2006, 2007 and 2008, we granted an aggregate of 20,000, 17,500 and 12,500 shares, respectively to our independent directors. In the third quarter of 2009 we also granted an aggregate of 25,000 shares to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
     On November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of our 2006 Incentive Plan. The shares of restricted common stock will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date. On July 1, 2009, we granted Mr. Peters 50,000 shares of fully vested stock under, and pursuant to the terms and conditions of our 2006 Incentive plan and revised employment agreement. On July 1, 2009, we also granted Mr. Peters four annual awards of 100,000 shares of restricted common stock under, and pursuant to the terms and conditions of our 2006 Incentive plan and revised employment agreement. The shares awards will vest and become non-forfeitable over approximately three years. The terms of the employment agreement allows Mr. Peters to receive cash in lieu of stock for up to 50% of the grants awarded in 2009 at the time of issuance at the common stock fair value on the grant date, which was exercised.
     In the third quarter of 2009, we granted an aggregate of 65,000 shares of restricted common stock units under, and pursuant to the terms and conditions of our 2006 Incentive plan and the employment agreement of certain key employees. The shares of restricted common stock units will vest and convert on a one-to-one basis into common stock shares in equal annual installments of 33.3% which will vest on each of the first three anniversaries of the date of grant.
     The fair value of each share of restricted common stock and restricted common stock unit was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2009 and 2008, we recognized compensation expense of $544,000 and $25,000, respectively, and for the nine months ended September 30, 2009 and

2008, we recognized compensation expense of $660,000 and $88,000, respectively, related to the restricted common stock, restricted common stock units. Such compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
     A portion of the Company’s awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the nine months ended September 30, 2009, approximately 37,500 shares were settled in cash for approximately $375,000.
     As of September 30, 2009 and December 31, 2008, there was approximately $5,131,000 and $623,000, respectively, of total unrecognized compensation expense, related to nonvested shares of restricted common stock and nonvested shares of restricted common stock units. This expense is expected to be recognized over a remaining weighted average period of 2.7 years. As of September 30, 2009 and December 31, 2008, there was approximately $375,000 and $0, respectively, of total unrecognized compensation expense, related to nonvested cash awards. This expense is expected to be recognized over a remaining weighted average period of 2.7 years.
     As of September 30, 2009 and December 31, 2008, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $4,820,000 and $685,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of September 30, 2009 and December 31, 2008, and the changes for the nine months ended September 30, 2009, is presented below:

	Restricted	Weighted
	Common	Average Grant
	Stock/Units	Date Fair Value
Balance — December 31, 2008	68,500	$10.00
Granted, net	465,000	—
Vested	(51,500)	—
Forfeited	—	—

Balance — September 30, 2009	482,000	$10.00

Expected to vest — September 30, 2009	482,000	$10.00

15. Subordinated Participation Interest
     On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our former advisor may elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the Advisory Agreement. Our former advisor has provided us with evidence of its notice to us of its election to defer its right to a subordinated distribution. Our former advisor’s right to receive any deferred subordinated distribution is subject to a number of ongoing conditions. These conditions include, without limitation, that our former advisor fully and reasonably cooperate with us and our self management program during the course of our transition to self management. Various issues have arisen with respect to whether our former advisor and its affiliates have fully and reasonably cooperated with us and with our transition to self management. We have communicated our positions to our former advisor regarding these issues, which have not yet been resolved.
     Upon termination or expiration of the Advisory Agreement, other than a termination by us for cause, our former advisor may be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. As of the expiration of our Advisory Agreement on September 20, 2009, no amounts were due based on the aforementioned formula.
     The Partnership Agreement provided that after the termination or expiration of the Advisory Agreement, if there is a listing of our shares on a national securities exchange or a merger in which our stockholders received in exchange for shares of our common stock shares of a company that are tracked on a national securities exchange, our former advisor may be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination or expiration of the Advisory Agreement, plus any assets acquired after such termination or expiration for which our former advisor was entitled to receive an acquisition fee (as described above under Note 12, Related Party Transactions), or the

Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made to us by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our initial offering less amounts paid to redeem shares of our common stock pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.
     In addition, the Partnership Agreement Amendment provided that after the termination or expiration of the Advisory Agreement in the event of a liquidation or sale of all or substantially all of the assets of the operating partnership, or another liquidity event, then our former advisor may be entitled to receive a distribution from our operating partnership in an amount equal to 15.0% of the net proceeds from the sale of the Included Assets, after subtracting distributions to our stockholders and the limited partners who received partnership units in connection with the acquisition of the Included Assets of: (1) their initial invested capital and the capital value of such partnership units (less amounts paid to repurchase shares pursuant to our share repurchase program) through the date of the other liquidity event plus (2) an annual 8.0% cumulative, non-compounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the other liquidity event date. For the three months ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008, we have not recorded any charges to earnings related to the subordinated distribution.
16. Fair Value of Financial Instruments
     ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for our consolidated financial statements beginning January 1, 2008.
     Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
     Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
     Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
     Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.
     ASC 825 requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.
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
     To comply with ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and Liabilities at Fair Value
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$43,000	$—	$—	$43,000
U.S. Treasury Bills	201,998,000	—	—	201,998,000

Total assets at fair value	$202,041,000	$	$—	$202,041,000

Liabilities
Derivative financial instruments	$—	$(10,791,000)	$—	$(10,791,000)

Total liabilities at fair value	$—	$(10,791,000)	$—	$(10,791,000)

Financial Instruments Disclosed at Fair Value
     ASC 825 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.
     Our accompanying consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loans payable, net and borrowings under the line of credit.
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

     The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of September 30, 2009, the fair value of the mortgage loans payable was $446,209,000, compared to the gross value of $453,614,000. As of December 31, 2008, the fair value of the mortgage loans payable was $456,606,000, compared to the gross value of $462,542,000.
     The fair value of our notes receivable, net is estimated based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities rates. As of September 30, 2009, the fair value of the note receivable was $20,022,000, compared to the carrying value of $20,000,000. As of December 31, 2008, the fair value of our notes receivable, net reasonably approximated fair value
17. Business Combinations
     For the nine months ended September 30, 2009, we completed the acquisition of three properties and three office condominiums related to an existing property in our portfolio, adding a total of approximately 1,191,000 square feet of GLA to our property portfolio. The aggregate purchase price was $240,324,000 plus closing costs of $8,560,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Revenues and net income (loss) for the property acquisitions for the periods subsequent to the acquisition dates were $2,507,000 and $(3,134,000), respectively, for the three months ended September 30, 2009. Revenues and net income (loss) for the property acquisitions for the periods subsequent to the acquisition date were $3,896,000 and $(4,342,000), respectively, for the nine months ended September 30, 2009. Results of operations are reflected in our condensed consolidated statements of operations.
     In accordance with ASC 805, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of September 30, 2009 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property. As of September 30, 2009, the aggregate purchase price was allocated in the amount of $7,508,000 to land, $179,273,000 to building and improvements, $16,657,000 to tenant improvements, $21,817,000 to lease commissions, $14,220,000 to tenant relationships, $212,000 to leasehold interest in land, $662,000 to above market leases and $(25,000) to below market leases.
     Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three months ended September 30, 2009, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $33,754,000, $(8,280,000) and $(0.07), respectively, and for the nine months ended September 30, 2009, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $102,179,000, $(12,798,000) and $(0.12), respectively.
     Assuming the property acquisitions discussed above had occurred on January 1, 2008, for the three months ended September 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $30,015,000, $(2,379,000) and $(0.05), respectively, and for the nine months ended September 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $68,719,000, $(5,134,000) and $(0.15) , respectively.
     The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
18. Concentration of Credit Risk
     Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of September 30, 2009 and December 31, 2008, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.
     For the nine months ended September 30, 2009, we had interests in seven consolidated properties located in Texas, which accounted for 16.3% of our total rental income and interests in five consolidated properties located in Indiana, which accounted for

13.9% of our total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the nine months ended September 30, 2008, we had interests in five consolidated properties located in Indiana which accounted for 16.9% of our total rental income and interests in six consolidated properties located in Texas which accounted for 13.3% of our total rental income. Medical Portfolio 3, located in Indiana, accounted for 12.4% of our total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the nine months ended September 30, 2009 and 2008, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.
19. Per Share Data
     We report earnings (loss) per share pursuant to ASC 260. In January 2009, we adopted the provisions of FSP EITF No. 03-6-1, primarily codified into ASC 260 on a prospective basis, which requires us to include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260.
     Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of September 30, 2009 and 2008, we did not have any securities that give rise to potentially dilutive shares of our common stock.
20. Subsequent Events
     We evaluated subsequent events through the time of filing this quarterly Report on Form 10-Q on November 16, 2009. The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.
     On October 23, 2009, we entered into a Purchase and Sale Agreement with Roskamp Management Company, LLC for the purchase of a 17 property portfolio in Sun City and Sun City West, Arizona. The acquisition is subject to a number of conditions. The portfolio consists of approximately 641,000 rentable square feet in the aggregate. The purchase price for the portfolio is $107,000,000.
     On October 27, 2009, we entered into a letter of intent with the owner of the Rush Medical Avenue Building located at Rush Oak Park Hospital in Oak Park, Illinois. The parties are negotiating a series of agreements, consistent with the letter of intent.
     On November 6, 2009, we entered into a Purchase and Sale Agreement with Rocky Mountain MOB, LLC for the purchase of a medical office building located in Englewood, Colorado. The acquisition is subject to a number of conditions. The medical office building consists of approximately 66,339 rentable square feet. The purchase price for the medical office building is approximately $18,600,000.
     On November 11, 2009, we entered into a Purchase and Sale Agreement with Spartanburg Investors Limited Partnership for the purchase of a medical office building located in Spartanburg, South Carolina. The closing of the acquisition is subject to a number of conditions. The medical office building consists of approximately 108,500 rentable square feet. The purchase price for the medical office building is approximately $16,250,000.
     On November 12, 2009, we entered into a Purchase and Sale Agreement with GS Associates LLLP for the purchase of a medical office building located in Baltimore, Maryland. The closing of the acquisition is subject to a number of conditions. The professional office building consists of approximately 62,000 rentable square feet. The purchase price for the medical office building is approximately $11,250,000.
     In November 2009, we entered into agreements with three life insurance companies to secure long-term mortgage notes payable for a total of $72,000,000. The mortgage notes payable have an average interest rate of 6.25% for an average term of 7.4 years and will be secured by certain assets in the Greenville Hospital System portfolio.
Status of our Initial Offering
     As of November 16, 2009, we had received and accepted subscriptions in our initial offering for approximately 119,800,000 shares of our common stock, or approximately $1,195,500,000, excluding shares of our common stock issued under the DRIP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP except where the context otherwise requires.
     The following discussion should be read in conjunction with our accompanying interim consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2009 and December 31, 2008, together with our results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.
Forward-Looking Statements
     Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to healthcare laws and laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP; policies and guidelines applicable to REITs; the availability of properties to acquire; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
     Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore, we consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare related facilities. We have also invested to a limited extent in quality commercial office properties and other real estate related assets. However, we do not intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce current income. We qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT.
     We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering is currently scheduled to expire upon the earlier of March 19, 2010, or the date on which the maximum offering has been sold. As of September 30, 2009, we had received and accepted subscriptions in our initial offering for 127,100,943 shares of our common stock, or $1,268,416,000, excluding shares of our common stock issued under the DRIP.
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

     As of October 31, 2009, we had received and accepted subscriptions in our initial offering for 129,993,535 shares of our common stock, or $1,297,082,000, excluding shares of our common stock issued under the DRIP.
     We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. We were formerly advised by Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, under the terms of an advisory agreement, effective as of October 24, 2008 and as amended and restated on November 13, 2008, or the Advisory Agreement, between us, our former advisor and Grubb & Ellis Realty Investors, LLC, or Realty, who is the managing member of our former advisor. The Advisory Agreement expired on September 20, 2009.
     Our former advisor engaged affiliated entities, including, but not limited to Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc., that provided various services to us, including, but not limited to, property management and leasing services. On July 28, 2009, we entered into property management and leasing agreements with the following companies, each to manage a specific geographic region: CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies. On August 31, 2009, each of our subsidiaries terminated its management agreement with Realty.
     Upon the effectiveness of our initial offering, we entered into a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, pursuant to the dealer manager agreement that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities would cease to service as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, Realty Capital Securities, LLC, or RCS, assumed the role of dealer manager for the remainder of the offering period pursuant to the terms of a dealer manager agreement. We entered into a services agreement on April 3, 2009 with American Realty Capital II, LLC, an affiliate of RCS, relating to the provision of certain consulting services to us as well as making available to us certain backup support services. This services agreement was amended on August 17, 2009 to delay its effective date until December 1, 2009.
     As of November 16, 2009, we had made 45 geographically diverse acquisitions for a total purchase price of $1,206,740,000 which includes 154 buildings and other real estate related assets.
Transition to Self-Management
     Our main objectives in amending the Advisory Agreement were to reduce acquisition and asset management fees, eliminate internalization fees and to set the framework for our transition to self-management. We started our transition to self-management in the fourth quarter of 2008. This transition is complete and we consider ourselves to be self-managed. We conducted a review of advisory services and dealer manager services previously provided by our former advisor and former dealer manager, to ensure that such services are consistent with applicable agreements and standards. In addition, we are actively monitoring, and are engaged in ongoing discussions with, both the former advisor and former dealer manager to resolve any issues as they arise and to ensure compliance with their transition-related obligations under applicable agreements. The Advisory Agreement expired on September 20, 2009.
     Management Team. In July 2008, Scott D. Peters assumed the positions of President and Chief Executive officer of our company on a full-time and exclusive basis. This was the first major step toward self-management. We began our transition to complete self-management in November of 2008 when we amended and restated our Advisory Agreement on November 14, 2008. We have assembled a highly qualified and experienced management team which is focused on efficiency and performance to increase stockholder value. Our internal management team includes (1) Mr. Peters, our President and Chief Executive Officer, (2) Kellie S. Pruitt, our Chief Accounting Officer, Treasurer and Secretary, (3) Mark Engstrom, our Executive Vice President — Acquisitions, (4) Christopher Balish, our Senior Vice President — Asset Management and (5) Kelly Hogan, our Controller and Assistant Secretary. We believe that our management team has the experience and expertise to efficiently and effectively operate our company.
     We have 25 employees, including 12 in our corporate and property accounting team, five in our asset management team and three on our acquisition team. We have engaged nationally recognized property management groups to perform property management services at the direction of our asset management team. In addition and where cost beneficial, we have outsourced certain administrative-related services to third party service providers. Our internal management team manages our day-to-day operations, oversees our employees and closely supervises the services provided to us by our third party service providers, who are retained on an as needed basis. All key personnel report directly to Mr. Peters.

     Governance. An integral part of our self-management program is our experienced board of directors. Our board of directors provides effective ongoing governance for our company and has spent a substantial amount of time overseeing our transition to self-management. Our governance and management framework is one of our key strengths.
     Significantly Reduced Cost. From inception through September 30, 2009, we incurred to our former advisor and its affiliates approximately $34,487,000 in acquisition fees; approximately $11,550,000 in asset management fees; approximately $5,252,000 in property management fees; and approximately $2,145,000 in leasing fees. We expect third party expenses associated with property management and third party acquisition expenses, including legal fees, due diligence fees and closing costs, to remain approximately the same as under external management. We believe that the total cost of self-management will be substantially less than the cost of external management. While our board of directors, including a majority of our independent directors, previously determined that the fees to our former advisor were fair, competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties based on circumstances at that time, we now believe that by having our own employees manage our operations and retain third party providers, we will significantly reduce our cost structure.
     No Internalization Fees. Unlike many other non-listed REITs that internalize or pay to acquire various management functions and personnel, such as advisory and asset management services, from their sponsor or advisor prior to listing on a national securities exchange for substantial fees, we will not be required to pay such fees under self-management. We believe that by not paying such fees, as well as operating more cost-effectively under self-management, we will save a substantial amount of money. To the extent that our management and board of directors determine that utilizing third party service providers for certain services is more cost-effective than conducting such services internally, we will pay for these services based on negotiated terms and conditions consistent with the current marketplace for such services on an as-needed basis.
     Funding of Self-Management. We believe that the cost of self-management will be substantially less than the cost of external management. Therefore, although we incurred additional costs in 2009 related to our implementation of our self-management program, we expect the cost of self-management to be more than funded by future cost savings. Pursuant to the November 14, 2008 amendment to the Advisory Agreement, we reduced acquisition fees and asset management fees payable to our former advisor, which resulted in substantial cost savings. In addition, we anticipate that we will achieve further cost savings in the future as a result of reduced and/or eliminated acquisition fees, liquidation fees, asset management fees, internalization fees and other outside fees.
     Dedicated Management and Increased Accountability. Under self-management, our officers and employees work only for our company and are not be associated with any outside advisor or other third party service provider. Our management team, led by Mr. Peters, has direct oversight of employees, independent consultants and third party service providers on an ongoing basis. We believe that these direct reporting relationships along with our performance-based compensation programs and ongoing oversight by our management team create an environment for and will achieve increased accountability and efficiency.
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

Recent Developments
     On September 18, 2009, we completed our acquisition of 16 medical office buildings from Greenville Hospital System and certain of its affiliates, or GHS, in the Greenville, South Carolina area. The portfolio consists of approximately 856,000 rentable square feet, of which approximately 84.0% is leased by GHS. The purchase price for the portfolio was approximately $162,820,000.
     On October 23, 2009, we entered into a Purchase and Sale Agreement with Roskamp Management Company, LLC for the purchase of a 17 property portfolio in Sun City and Sun City West, Arizona. The acquisition is subject to a number of conditions. The portfolio consists of approximately 641,000 rentable square feet in the aggregate. The purchase price for the portfolio is $107,000,000.
     On October 27, 2009, we entered into a letter of intent with the owner of the Rush Medical Avenue Building located at Rush Oak Park Hospital in Oak Park, Illinois. The parties are negotiating a series of agreements, consistent with the letter of intent.
     On November 6, 2009, we entered into a Purchase and Sale Agreement with Rocky Mountain MOB, LLC for the purchase of a medical office building located in Englewood, Colorado. The acquisition is subject to a number of conditions. The medical office building consists of approximately 66,339 rentable square feet. The purchase price for the medical office building is approximately $18,600,000.
     On November 11, 2009, we entered into a Purchase and Sale Agreement with Spartanburg Investors Limited Partnership for the purchase of a medical office building located in Spartanburg, South Carolina. The closing of the acquisition is subject to a number of conditions. The medical office building consists of approximately 108,500 rentable square feet. The purchase price for the medical office building is approximately $16,250,000.
     On November 12, 2009, we entered into a Purchase and Sale Agreement with GS Associates LLLP for the purchase of a medical office building located in Baltimore, Maryland. The closing of the acquisition is subject to a number of conditions. The professional office building consists of approximately 62,000 rentable square feet. The purchase price for the medical office building is approximately $11,250,000.
     In November 2009, we entered into agreements with three life insurance companies to secure long-term mortgage notes payable for a total of $72,000,000. The mortgage notes payable have an average interest rate of 6.25% for an average term of 7.4 years and will be secured by certain assets in the Greenville Hospital System portfolio.
     As of November 16, 2009, we had made 45 geographically diverse acquisitions comprising 6,341,000 square feet of gross leasable area, or GLA, which includes 154 buildings and one real estate related asset, for an aggregate purchase price of $1,206,740,000.
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
Recently Issued Accounting Pronouncements
     See Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued accounting pronouncements.
Acquisitions in 2009
     See Note 3, Real Estate Investments — Acquisitions in 2009, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.
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

Scheduled Lease Expirations
     As of September 30, 2009, our consolidated properties were 90.4% occupied. Over the next 12 months, for the period ending September 30, 2010 8.3% of the occupied GLA will expire. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that a majority of the tenants will renew their leases for another term.
Sarbanes-Oxley Act
     The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2008 and continue to comply with such regulations.
     The SEC has delayed the timing of when publicly reporting companies will begin complying with the final portion of a key provision of a 2002 corporate governance law that requires companies to report to the public about the effectiveness of their internal control over financial reporting. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. This expiration date previously had been for fiscal years ending on or after December 15, 2009. As a result, we will be required to obtain auditor attestation in our fiscal year ending December 31, 2010.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2009 and 2008
     Our operating results are primarily comprised of income derived from our portfolio of properties.
     Except where otherwise noted, the change in our results of operations is due to owning 154 geographically diverse builidings and one real estate related asset as of September 30, 2009, as compared to owning 129 geographically diverse builidngs and no real estate related assets as of September 30, 2008.
Rental Income
     For the three months ended September 30, 2009, rental income was $30,886,000 as compared to $23,920,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, rental income was primarily comprised of base rent of $24,167,000 and expense recoveries of $6,720,000. For the three months ended September 30, 2008, rental income was primarily comprised of base rent of $18,316,000 and expense recoveries of $4,605,000.
     For the nine months ended September 30, 2009, rental income was $89,914,000 as compared to $53,310,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, rental income was primarily comprised of base rent of $68,842,000 and expense recoveries of $21,072,000. For the nine months ended September 30, 2008, rental income was primarily comprised of base rent of $21,894,000 and expense recoveries of $5,783,000.

Rental Expenses
     For the three months ended September 30, 2009 and 2008, rental expenses were $10,494,000 and $8,700,000, respectively. For the nine months ended September 30, 2009 and 2008, rental expenses were $32,854,000 and $18,612,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Real estate taxes	$3,701,000	$2,776,000	$11,241,000	$6,572,000
Building maintenance	2,090,000	1,790,000	6,647,000	3,414,000
Utilities	2,204,000	2,005,000	6,445,000	3,806,000
Property management fees	734,000	758,000	2,506,000	1,597,000
Administration	776,000	486,000	2,402,000	1,314,000
Grounds maintenance	383,000	362,000	1,501,000	824,000
Non-recoverable operating expenses	345,000	306,000	1,210,000	506,000
Insurance	227,000	190,000	729,000	469,000
Other	34,000	27,000	173,000	110,000

Total rental expenses	$10,494,000	$8,700,000	$32,854,000	$18,612,000

General and Administrative
     For the three months ended September 30, 2009 and 2008, general and administrative was $11,095,000 and $2,758,000, respectively, and for the nine months ended September 30, 2009 and 2008, general and administrative was $21,955,000 and $6,801,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Acquisition-related costs	$5,920,000	(a)	$—	(a)	$9,100,000	(a)	$—	(a)
Asset management fees	1,196,000	(b)	2,090,000	(b)	3,783,000	(b)	4,712,000	(b)
Professional and legal fees	712,000	(c)	243,000	(c)	2,410,000	(c)	757,000	(c)
Bad debt expense	169,000	(d)	129,000	(d)	1,097,000	(d)	359,000	(d)
Salaries and benefits	1,193,000	(e)	—	(e)	1,994,000	(e)	—	(e)
Directors’ fees	134,000	(f)	63,000	(f)	436,000	(f)	186,000	(f)
Directors’ and officers’ insurance premiums	124,000	(g)	58,000	(g)	371,000	(g)	174,000	(g)
Bank charges	64,000		30,000		201,000		53,000
Restricted stock compensation	544,000		25,000		660,000		88,000
Investor services	650,000	(h)	31,000	(h)	771,000	(h)	88,000	(h)
Postage	79,000		22,000		194,000		129,000
Other	310,000		67,000		938,000		255,000

	$11,095,000		$2,758,000		$21,955,000		$6,801,000

The increase in general and administrative of $8,337,000 and $15,154,000, respectively, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was due to the following:
(a)	Acquisition-related costs of $5,920,000 and $9,100,000, respectively, were expensed as incurred for acquisitions for the three and nine months ended September 30, 2009 in accordance with ASC 805. Acquisition-related costs for the three and nine months ended September 30, 2008 were capitalized and recorded as part of the purchase price allocations.

(b)	The decrease in the asset management fees for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due to a decrease of approximately $1,346,000 resulting from the November 2008 amendment to the Advisory Agreement and the termination of such agreement on September 20, 2009. This decrease is offset by an increase of $452,000 resulting from the increase in the number of properties and other real estate related assets discussed above. The decrease in the asset management fees for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to a decrease of approximately $3,933,000 resulting from the amendment to the Advisory Agreement offset by an increase of $3,004,000 resulting from the increase in the number of properties and other real estate related assets discussed above. Asset management fees are one-time, non-recurring costs for the three and nine months ended September 30, 2009, which we were required to pay our former advisor through September 20, 2009.

(c)	The increase in professional and legal fees for the three and nine months ended September 30, 2009 of $469,000 and $1,653,000, respectively, as compared to the three and nine months ended September 30, 2008 was due to increased fees in connection with outside consulting and legal costs, the majority of which are one-time, non-recurring costs for among other things, our self-management program.

(d)	The increase in bad debt expense for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was due to increased tenant defaults during the three and nine months ended September 30, 2009 as a result of operating more properties than during the three and nine months ended September 30, 2008.

(e)	The increase in salaries and benefits for the three and nine months ended September 30, 2009 of $1,193,000 and $1,994,000, respectively, as compared to the three and nine months ended September 30, 2008 was due to an increase in the number of employees being hired for the transition to self-management during the three and nine months ended September 30, 2009. We did not have any employees during the three and nine months ended September 30, 2008.

(f)	The increase in directors’ fees for the three and nine months ended September 30, 2009 of $71,000 and $250,000, respectively, as compared to the three and nine months ended September 30, 2008 was due to an increased number of meetings and increased fees for these meetings as a result of amending the 2006 Independent Directors Compensation Plan on December 30, 2008 which became effective as of January 1, 2009. These amendments increased the annual retainer for each director from $36,000 to $50,000, added an additional retainer for each committee chairman of $7,500, increased the meeting fee from $1,000 to $1,500, and increased the committee meeting fee from $500 to $1,000.

(g)	The increase in directors’ and officers’ insurance premiums for the three and nine months ended September 30, 2009 of $66,000 and $197,000, respectively, as compared to the three and nine months ended September 30, 2008 was due to increased premiums due to an increase in coverage.

(h)	The increase in investor services for the three and nine months ended September 30, 2009 of $619,000 and $683,000, respectively, as compared to the three and nine months ended September 30, 2008 was due to the increase in the number of stockholders as well as one-time costs associated with the transition to DST Systems, Inc. as our transfer agent.
Depreciation and Amortization
     For the three months ended September 30, 2009 and 2008, depreciation and amortization was $13,287,000 and $11,213,000, respectively, and for the nine months ended September 30, 2009 and 2008, depreciation and amortization was $39,231,000 and $24,905,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depreciation of properties	$8,178,000	$6,139,000	$23,390,000	$13,566,000
Amortization of identified intangible assets	4,964,000	5,043,000	15,578,000	11,280,000
Amortization of lease commissions	136,000	31,000	247,000	59,000
Other assets	9,000	—	16,000	—

Total depreciation and amortization	$13,287,000	$11,213,000	$39,231,000	$24,905,000

Interest Expense
     For the three months ended September 30, 2009 and 2008, interest expense was $7,006,000 and $6,939,000, respectively, and for the nine months ended September 30, 2009 and 2008, interest expense was $18,644,000 and $14,888,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense on our mortgage loans payable	$6,493,000	$6,147,000	$20,269,000	$13,522,000
Interest expense on our unsecured note payable to affiliate	—	1,000	—	2,000
(Gain) loss on derivative financial instruments	(66,000)	310,000	(3,357,000)	414,000
Amortization of deferred financing fees associated with our mortgage loans payable	374,000	307,000	1,117,000	550,000
Amortization of deferred financing fees associated with our line of credit	95,000	96,000	286,000	281,000
Amortization of debt discount	69,000	46,000	207,000	54,000
Unused line of credit fees	41,000	32,000	122,000	65,000

Total interest expense	$7,006,000	$6,939,000	$18,644,000	$14,888,000

     The increase in interest expense for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to an increase in our interest expense on our mortgage loans payable due to an increase in average outstanding mortgage loans payable as of September 30, 2009 compared to September 30, 2008. This increase was offset by a gain on derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps of $(66,000) during the three months ended September 30, 2009 as compared to a loss on derivative financial instruments of $310,000 during the three months ended September 30, 2008.
     The increase in interest expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to an increase in our interest expense on our mortgage loans payable due to an increase in average outstanding mortgage loans payable as of September 30, 2009 compared to September 30, 2008. This increase was offset by a gain on derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps of $(3,357,000) during the nine months ended September 30, 2009 as compared to a loss on derivative financial instruments of $414,000, during the nine months ended September 30, 2008.
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
Interest and Dividend Income
     For the three months ended September 30, 2009, interest and dividend income was $60,000 as compared to $52,000 for the three months ended September 30, 2008, and for the nine months ended September 30, 2009, interest and dividend income was $233,000 as compared to $83,000 for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009 and 2008, interest and dividend income was related primarily to interest earned on our money market accounts and U.S. Treasury bills. The increase in interest and dividend income was due to significantly higher cash balances for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.
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

     Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations borrowing, and the net proceeds of our initial offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
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
Other Liquidity Needs
     In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
     As of September 30, 2009, we estimate that our expenditures for capital improvements will require up to approximately $870,000 for the remaining three months of 2009. As of September 30, 2009, we had $5,539,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
     Cash flows provided by operating activities for the nine months ended September 30, 2009 and 2008, were $15,968,000 and $15,633,000, respectively. For the nine months ended September 30, 2009, cash flows provided by operating activities related primarily to operations from our 44 geographically diverse and one real estate related asset. For the nine months ended September 30, 2008, cash flows provided by operating activities related primarily to operations from our 39 geographically diverse properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.
     Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008, were $255,256,000 and $455,571,000, respectively. For the nine months ended September 30, 2009, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $241,668,000. For the nine months ended September 30, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $448,852,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.

     Cash flows provided by financing activities for the nine months ended September 30, 2009 and 2008, were $432,748,000 and $468,759,000, respectively. For the nine months ended September 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $533,303,000 and borrowings on mortgage loans payable of $1,696,000, the payment of offering costs of $56,382,000 for our initial offering, distributions of $27,493,000 and principal repayments of $10,624,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $60,000 in connection with the debt financing for our acquisitions. For the nine months ended September 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $341,755,000 and borrowings on mortgage loans payable of $227,695,000, partially offset by net payments under our secured revolving line of credit with LaSalle and KeyBank of $51,801,000, the payment of offering costs of $34,153,000, distributions of $9,274,000 and principal repayments of $1,217,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $3,497,000 in connection with the debt financing for our acquisitions.
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
     Our board of directors approved a 6.50% per annum, or $0.65 per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. The board of directors has declared distributions since February 2007 in the amount of 7.25% per annum, or $0.725 per common share. Distributions are paid to our stockholders on a monthly basis.
     If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.
     For the nine months ended September 30, 2009, we paid distributions of $54,159,000 ($27,493,000 in cash and $26,666,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $15,968,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our initial offering.
     For the three months ended September 30, 2009 and 2008, our funds from operations, or FFO, were $3,092,000 and $5,477,000, respectively. As more fully described below under Funds From Operations and Modified Funds From Operations, FFO was reduced by $8,731,000 and $2,657,000 for the three months ended September 30, 2009 and 2008 for certain one-time, non-recurring charges, former advisor fees, adjustments to fair market value of interest rate swaps, and acquisition-related expenses. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. For the three months ended September 30, 2009 and 2008 we paid distributions of $21,908,000 and $7,716,000 respectively. Such amounts were covered by FFO of $3,092,000 and $5,477,000, respectively, which is net of the one-time, non-recurring charges, former advisor fees, acquisition-related expenses and noncash adjustments to fair market value of interest rate swaps. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. Excluding one-time charges, acquisition-related costs and adjustments to fair market value of interest rate swaps, FFO would have been $11,823,000 and $8,134,000, respectively.
     For the nine months ended September 30, 2009 and 2008, our FFO, was $18,504,000 and $12,782,000, respectively. As more fully described below under Funds From Operations and Modified Funds From Operations, FFO was reduced by $13,393,000 and $5,906,000 for the nine months ended September 30, 2009 and 2008 for certain one-time, non-recurring charges, former advisor fees, acquisition-related expenses and adjustments to fair market value of interest rate swaps. Acquisition costs were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. For the nine months ended September 30, 2009 and 2008 we paid distributions of $54,159,000 and $17,181,000 respectively. Such amounts were covered by FFO of $18,504,000 and $12,782,000, respectively, which is net of the one-time, non recurring charges, former advisor fees, acquisition-related costs and adjustments to fair market value of interest rate swaps. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. Excluding such one-time charges, former advisor fees, acquisition-related costs and adjustments to fair market value of interest rate swaps, FFO would have been $31,897,000 and $18,688,000, respectively. See our disclosure regarding Funds From Operations and Modified Funds From Operations below.

Capital Resources
Financing
     We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2009, our aggregate borrowings were 39.0% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $122,731,000 of mortgage notes payable maturing in 2010, $64,596,000 have two one-year extensions available and $53,940,000 have a one-year extension available. Of the $201,690,000 of mortgage notes payable maturing in 2011, $179,985,000 have two one-year extensions available. We anticipate utilizing the extensions available to us.
     Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of September 30, 2009, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
     See Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements, for a further discussion of our mortgage loans payable, net.
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

Debt Service Requirements
     One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2009, we had fixed and variable rate mortgage loans payable in the principal amount of $453,614,000 ($452,041,000, net of discount) outstanding secured by our properties and there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2009, we believe that we were in compliance with all such covenants and requirements on $426,414,000 of our mortgage loans payable and are making appropriate adjustments to comply with such covenants on $27,200,000 of our mortgage loans payable by depositing $6,357,000 into a restricted collateral account.
     As of September 30, 2009, the weighted average interest rate on our outstanding debt was 3.59% per annum.
Contractual Obligations
     The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loans payable as of September 30, 2009.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments — fixed rate debt	$373,000	$3,395,000	$17,577,000	$110,596,000	$131,941,000
Interest payments — fixed rate debt	2,111,000	15,169,000	14,358,000	17,130,000	48,768,000
Principal payments — variable rate debt	647,000	321,026,000	—	—	321,673,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2009)	2,373,000	12,830,000	—	—	15,203,000

Total	$5,504,000	$352,420,000	$31,935,000	$127,726,000	$517,585,000

     The table above does not reflect all available extension options. Of the amounts maturing in 2010 and 2011, $244,581,000 have two one-year extensions available and $53,940,000 have a one-year extension available.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Funds from Operations and Modified Funds from Operations
     Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds from Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us. FFO is not equivalent to our net income or loss as determined under GAAP.
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
     Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Factors that impact FFO include non cash GAAP income and expenses, one-time non recurring costs, timing of acquisitions, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other measurements as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.
     Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO one-time, non recurring charges, acquisition expenses, and adjustments to fair value for derivatives, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance. Management considers the following items in the calculation of MFFO:
     Acquisition costs: Prior to 2009, acquisition costs were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition costs related to business combinations are expensed. These acquisition costs have been and will continue to be funded from the proceeds of our offering and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for our real estate investments.
     One-time, non recurring charges: FFO includes one-time charges related to the cost of our transition to self-management. These items include, but are not limited to, additional legal expenses, system conversion costs, non-recurring employment costs, and transitional property management costs. Because MFFO excludes one-time costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on one-time, non-recurring costs.
     Former Advisor Fees: FFO includes fees paid to our former advisor for asset management fees and above market property management fees. These costs are duplicative to the costs of self management. Due to our transition to self management, these costs will not be incurred after September 20, 2009. Accordingly, management believes that MFFO should exclude such costs in order to provide useful supplemental information to compare our fundamental operations to previous periods as well as all future periods.
     Adjustments to fair value for derivatives: In order to manage interest rate risk, we enter into interest rate swaps to fix interest rates, which are derivative financial instruments. These interest rate swaps are required to be recorded at fair market value, even if we have no intention of terminating these instruments prior to their respective maturity dates. All interest rate swaps are marked-to-market with changes in value included in net income (loss) each period until the instrument matures. We have no intentions of terminating these instruments prior to their respective maturity dates. The value of our interest rate swaps will fluctuate until the instrument matures and will be zero upon maturity of the instruments. Therefore, any gains or losses on derivative financial instruments will ultimately be reversed. See Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion of our derivative financial instruments. Management believes that MFFO provides information on the realized costs of financing our assets independent of short-term interest rate fluctuations.

     The following is the calculation of FFO and MFFO for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(10,074,000)	$(5,638,000)	$(20,409,000)	$(11,813,000)
Add:
Depreciation and amortization — consolidated properties	13,287,000	11,213,000	39,231,000	24,905,000
Less:
Net (income) loss attributable to noncontrolling interest of limited partners	(70,000)	(47,000)	(241,000)	(156,000)
Depreciation and amortization related to noncontrolling interests	(51,000)	(51,000)	(77,000)	(154,000)

FFO	3,092,000	5,477,000	18,504,000	12,782,000

Acquisition expenses	5,920,000	—	9,100,000	—
One time charges	1,112,000	—	1,973,000	—
Former Advisor fees	1,765,000	2,657,000	5,677,000	5,906,000
(Gain) loss on interest rate swaps	(66,000)	—	(3,357,000)	—

MFFO	$11,823,000	$8,134,000	$31,897,000	$18,688,000

MFFO per share — basic and diluted	$0.10	$0.11	$0.30	$0.36

Weighted average common shares outstanding — Basic	124,336,078	47,735,536	105,257,482	35,100,807

Diluted	124,336,078	47,735,536	105,257,482	35,100,807

     For the three and nine months ended September 30, 2009, MFFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended September 30, 2009, we sold 13,282,000 shares of our common stock, increasing our outstanding shares by 12%. For the nine months ended September 30, 2009, we sold 53,276,000 shares of our common stock, increasing our outstanding shares by 72%. The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in medical office buildings and other healthcare-related facilities at favorable pricing. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher-earning medical office buildings or other healthcare related facility investments consistent with our investment policy to identify high quality investments. We believe this will add value to our stockholders over our longer-term investment horizon, even if this results in less current period earnings. We acquired the Greenville Hospital portfolio on September 18, 2009. If this acquisition had closed on July 1, 2009, our MFFO would have been $14,373,000 and $34,447,000 for the three and nine months ended September 30, 2009. As of November 16, we have signed purchase and sale agreements to acquire $153,100,000 of medical office buildings. See Note 20 Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our potential future acquisitions.
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
     To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(10,074,000)	$(5,638,000)	$(20,409,000)	$(11,813,000)
Add:
General and administrative	11,095,000	2,758,000	21,955,000	6,801,000
Depreciation and amortization	13,287,000	11,213,000	39,231,000	24,905,000
Interest Expense	7,006,000	6,939,000	18,644,000	14,888,000
Less:
Interest and dividend income	(60,000)	(52,000)	(233,000)	(83,000)

Net operating income	$21,254,000	$15,220,000	$59,188,000	$34,698,000

Subsequent Events
     See Note 20, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     There were no material changes in the information regarding market risk that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 27, 2009, other than those listed in Part II, Item 1A, Risk Factors.
     The table below presents, as of September 30, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$373,000	$1,473,000	$1,922,000	$2,056,000	$15,521,000	$110,597,000	$131,941,000	$123,048,000
Weighted average interest rate on maturing debt	4.88%	5.68%	5.72%	5.72%	5.88%	5.76%	5.76%	—
Variable rate debt — principal payments	$641,000	$121,258,000	$199,774,000	$—	$—	$—	$321,673,000	$321,673,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2009)	3.31%	2.38%	2.90%	—	—	—	2.70%	—
     Mortgage loans payable were $453,614,000 ($452,041,000, net of discount) as of September 30, 2009. As of September 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.60% to 12.75% per annum and a weighted average effective interest rate of 3.59% per annum. We had $131,941,000 ($130,368,000, net of discount) of fixed rate debt, or 29.1% of mortgage loans payable, at a weighted average interest rate of 5.76% per annum and $321,673,000 of variable rate debt, or 70.9% of mortgage loans payable, at a weighted average interest rate of 2.70% per annum.
     As of September 30, 2009, there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank. Also, as of September 30, 2009, there were no amounts outstanding under our unsecured note payable to affiliate.
     An increase in the variable interest rate on our variable rate mortgage loans without fixed rate interest rate swaps and our secured revolving line of credit with LaSalle and KeyBank constitutes a market risk. As of September 30, 2009, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense, exclusive of gains (losses) on derivative financial instruments, by $8,000, or 0.03%.
     In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures.
     Not applicable.

Item 4T.	Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer, who serves as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
     As of September 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT. The board of directors has declared distributions since February 2007 in the amount of 7.25% per annum, or $0.725 per common share.
     For the nine months ended September 30, 2009, we paid distributions of $54,159,000 ($27,493,000 in cash and $26,666,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, as compared to cash flow from operations of $15,968,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our initial offering.
     For the three months ended September 30, 2009, our FFO was $3,092,000. We paid distributions of $21,906,000, of which $3,092,000 was paid from FFO and the remainder from proceeds from our initial offering. For the nine months ended September 30, 2009, our FFO was $18,504,000. We paid distributions of $54,159,000, of which $18,504,000 was paid from FFO and the remainder from proceeds from our initial offering. For more information about FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources— Distributions.
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
Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
          As a self-managed company, our ability to achieve our investment objectives and to pay distributions is dependent upon the continued performance of our board of directors, Scott D. Peters, our Chief Executive Officer, President and Chairman of the Board of Directors, Kellie S. Pruitt as our Chief Accounting Officer, Treasurer and Secretary, Mark Engstrom as our Executive Vice President — Acquisitions, Christopher Balish as our Senior Vice President — Asset Management and Kelly Hogan as our Controller and Assistant Secretary and our other employees, in the identification and acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Investors will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our periodic filings with the SEC. We rely primarily on the management ability of our Chief Executive Officer and other executive officers and the governance of our board of directors, each of whom would be difficult to replace. We do not have any key man life insurance on Messrs. Peters and Engstrom or Ms. Pruitt. We have entered into employment agreements with each of Messrs. Peters and Engstrom and Ms. Pruitt; however, the employment agreements contain various termination rights. If we were to lose the benefit of their experience, efforts and abilities, our operating results could suffer. In addition, if any member of our board of directors were to resign, we would lose the benefit of such director’s governance and experience. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
     On September 20, 2006, we commenced our initial public offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, as amended, which was declared effective by the SEC on September 20, 2006. Our initial offering has been extended pursuant to Rule 415 under the Securities Act of 1933, as amended, and will expire no later than the earlier of March 19, 2010, or the date on which the maximum offering has been sold.
     As of September 30, 2009, we had received and accepted subscriptions for 127,100,943 shares of our common stock, or $1,268,416,000. As of September 30, 2009, a total of $42,438,000 in distributions was reinvested and 4,467,204 shares of our common stock were issued under the DRIP.
     As of September 30, 2009, we have incurred marketing support fees of $31,381,000, selling commissions of $87,874,000 and due diligence expense reimbursements of $694,000. We have also incurred organizational and offering expenses of $12,848,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds raised will not exceed 11.5%.
     As of September 30, 2009, we have used $775,352,000 in offering proceeds to purchase our 44 properties and one other real estate related asset and repay debt incurred in connection with such acquisitions.
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
During the three months ended September 30, 2009, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
	(a)	(b)	Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs
July 1, 2009 to July 31, 2009	384,724	$9.56	384,724	$(2)
August 1, 2009 to August 31, 2009	—	$—	—	$—
September 1, 2009 to September 30, 2009	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. Through September 30, 2009, we had repurchased 516,133 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
          On August 31, 2008, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted to: (i) elect each of the individuals below as directors for one year terms and until his successor has been elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2008. The numbers of votes for, against, abstaining and withheld are as follows:

Election of Directors	For	Withheld
Scott D. Peters	62,305,379	1,420,210
W. Bradley Blair II	62,397,055	1,328,535
Maurice J. DeWald	62,409,577	1,316,013
Warren D. Fix	62,384,468	1,341,122
Larry L. Mathis	62,402,330	1,323,260
Gary T. Wescombe	62,408,061	1,317,528

Ratification of	For	Against	Abstain
Deloitte & Touche LLP	61,960,969	654,729	1,109,891

Item 5.	Other Information.
     In January 2009, we adopted the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810. The adoption of ASC 810 did not have a material impact on our financial condition, results of operations or cash flows. However, it had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of this new guidance, we are required to reflect the change in presentation and disclosure for all periods presented.
     The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of this guidance was the change in presentation of the mezzanine section of the minority interest of limited partner in operating partnership of $1,000 and the minority interest of limited partner of $1,950,000, as previously reported as of December 31, 2008, and the minority interest of limited partner of $3,091,000, as previously reported as of December 31, 2007, to redeemable noncontrolling interest of limited partners of $1,951,000 and $3,091,000, respectively.
     Additionally, the adoption of ASC 810 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.
     Thus, after adoption net loss of $(28,448,000) and $(7,666,000), for the years ended December 31, 2008 and 2007, as previously reported, respectively, will change to net loss of $(28,409,000) and $(7,674,000), respectively, and net loss attributable to controlling interest will be equal to net loss as previously reported prior to the adoption of ASC 810. There was no effect on the consolidated statements of operations for the period from April 28, 2006 through December 31, 2006.

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

Healthcare Trust of America, Inc. (Registrant)
November 16, 2009	By:	/s/ Scott D. Peters
Date		Scott D. Peters
Chief Executive Officer and President (Principal executive officer)

November 16, 2009	By:	/s/ Kellie S. Pruitt
Date		Kellie S. Pruitt
Chief Accounting Officer (Principal accounting officer and Principal financial officer)

EXHIBIT INDEX
     Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of Grubb & Ellis Company on December 7, 2007, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, LP Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc. respectively. The following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the parties on the documents listed.
     Following our transition to self-management on August 24, 2009, Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT Holdings, LP changed their names to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, respectively.
     Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement, date as of May 21, 2009, by and between Realty Capital Securities and Healthcare Trust of America, Inc. (included as Exhibit 1.1 to our Current Report on Form 8-K filed May 27, 2009 and incorporated herein by reference)

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)

3.2	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)

3.4	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference)

3.5	Articles of Amendment of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

3.6	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

10.1	Amendment No. 1 to the Services Agreement by and between American Realty Capital II, LLC and Healthcare Trust of America, Inc. dated August 17, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 20, 2009 and incorporated herein by reference)

10.2	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters, effective as of July 1, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)

10.3	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Mark Engstrom, effective as of July 1, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)

10.4	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Kellie S. Pruitt, effective as of July 1, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)

10.5	Agreement of Sale and Purchase, dated July 15, 2009, by and between Greenville Hospital System and HTA Greenville, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 15, 2009 and incorporated herein by reference)

10.6	First Amendment to Agreement of Sale and Purchase, dated August 14, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 20, 2009 and incorporated herein by reference)

10.7	Amendment No. 2 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP by Healthcare Trust of America, Inc. (formerly known as Grubb & Ellis Healthcare REIT, Inc.), dated as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

10.8	Second Amendment to Agreement of Sale and Purchase, dated August 21, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

10.9	Third Amendment to Agreement of Sale and Purchase, dated August 26, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

10.10	Fourth Amendment to Agreement of Sale and Purchase, dated September 4, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 11, 2009 and incorporated herein by reference)

10.11	Future Development Agreement, dated September 9, 2009, by and between HTA — Greenville, LLC and Greenville Hospital System (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009 and incorporated herein by reference)

10.12	Right of First Opportunity, dated September 9, 2009, by and between HTA — Greenville, LLC and Greenville Hospital System included as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.