Form 10-K
period 2009-12-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2010-03-16
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-53206

HEALTHCARE TRUST OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16427 N. Scottsdale Road, Scottsdale, Arizona (Address of principal executive offices)	85254 (Zip Code)

Registrant’s telephone number, including area code: (480) 998-3478

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

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

While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,137,042,000, assuming a market value of $10.00 per share which is the price per share in our current offering.

As of March 12, 2010, there were 144,959,351 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

OUR COMPANY

Healthcare Trust of America, Inc., formerly known as Grubb & Ellis Healthcare REIT, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that our date of inception.

2009 Highlights

•	We successfully transitioned from a fee-based sponsored REIT to a self-managed REIT in the third quarter of 2009 and substantially reduced our cost structure.

•	We completed an extensive transition of moving approximately 33,000 stockholder accounts and investor services, as well as over 4,000 financial advisor accounts, to DST Systems, Inc., our new transfer agent, on August 10, 2009.

•	We changed our name to Healthcare Trust of America, Inc. on August 24, 2009.

•	We successfully transitioned the dealer manager for our initial public offering, or our initial offering, to Realty Capital Securities, LLC, or RCS, an unaffiliated third party, on August 29, 2009.

•	We implemented a customized property management structure aimed at improving property operational performance at the asset and service provider levels, including the elimination of oversight fees, and a company-directed leasing plan to optimize occupancy levels. Accordingly, we transitioned property management services to nationally recognized property management groups each to manage a specific region beginning September 1, 2009 and reduced the fees we pay for property management services by more than 50%.

•	In order to take the necessary steps to transition to self-management, we amended our advisory agreement with Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, in 2008 to reduce fees paid to our former advisor for acquisition and asset management through the expiration of the advisory agreement, which expired on September 20, 2009. With the reduced fees, in addition to completing the transition to self-management in the third quarter, we realized gross savings of approximately $10,812,000 for 2009.

•	We completed 14 acquisitions with an aggregate purchase price of approximately $493,895,000, comprised of 54 medical office buildings totaling approximately 2,258,000 square feet and one real estate-related asset.

•	We maintained a leverage ratio of our debt to total assets of 32% and had cash on hand of $219,001,000 as of December 31, 2009.

•	Our occupancy held stable at over 90% from 2008 to 2009.

•	Our modified funds from operations, or MFFO, represented 70% of distributions paid during the 2009 fourth quarter and our MFFO represented 62% of distributions paid during all of 2009, up 100% from 2008.

Our Business

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

As of December 31, 2009, we had made 53 geographically diverse acquisitions, 41 of which are medical office properties, seven of which are healthcare-related facilities, three of which are quality commercial office properties, and two of which are other real estate-related assets, comprising 179 buildings with 7,407,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,460,311,000, in 21 states.

We are conducting a best efforts initial public offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The initial offering will expire no later than March 19, 2010. As of December 31, 2009, we had received and accepted subscriptions in our initial offering for 136,958,459 shares of our common stock, or $1,368,087,211, excluding shares of our common stock issued under the DRIP.

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

We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. We were formerly advised under the terms of an advisory agreement, as amended and restated on November 14, 2008, effective as of October 24, 2008, between us, our former advisor and Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, the managing member of our former advisor, or Advisory Agreement. The Advisory Agreement expired on September 20, 2009.

Our former advisor engaged affiliated entities, including but not limited to Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Management Services, Inc., to provide various services to us, including but not limited to property management and leasing services. On July 28, 2009, we entered into property management and leasing agreements with the following companies, each to manage 5,091,000 square feet of our properties located in a specific geographic region: CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies. The remaining 2,317,000 square feet of triple net leased properties is managed by our in-house asset management team. On August 31, 2009, each of our subsidiaries terminated its management agreement with Realty.

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

Transition to Self-Management

Our main objectives in amending the Advisory Agreement on November 14, 2008 were to reduce acquisition and asset management fees, eliminate the need to pay disposition or internalization fees, to set the framework for our transition to self-management and to create an enterprise value for our company. We started our transition to self-management in the fourth quarter of 2008. This transition is now complete and we consider ourselves to be self-managed.

Self-management is a corporate model based on internal management rather than external management. In general, non-traded REIT’s are externally managed. With external management, a REIT is dependent upon an external advisor. An externally-managed REIT typically pays acquisition fees, disposition fees, asset management fees, property management fees and other fees to its external advisor for services provided. In contrast, under self-management, we are internally managed by our management team led by Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, under the direction of our Board of Directors. With a self-managed REIT, services such as acquisitions and asset management is performed in-house by the company’s employees and fees paid to third parties are expected to be at market rates.

We are conducting an ongoing review of advisory services and dealer manager services previously provided by our former advisor and former dealer manager, to ensure that such services have been performed consistent with applicable agreements and standards. Based on our review to date, as well as ongoing actions by our former advisor and former dealer manager, we believe that our former advisor and our former dealer manager did not comply with all of their obligations under applicable agreements. As a result, we have provided them with notice of our claims under the agreements, as well as notice of other claims. They have disagreed with our positions, and we are engaged in ongoing discussions to resolve these issues. However, we do not anticipate that the disputes will have a material impact on our financial results or operations in the future.

Management Team.  In July 2008, Mr. Peters assumed the positions of President and Chief Executive officer of our company on a full-time and exclusive basis. This was the first major step toward self-management. We have assembled a highly qualified and experienced management team which is focused on efficiency and performance to increase stockholder value. Our internal management team includes (1) Mr. Peters, our President and Chief Executive Officer, (2) Kellie S. Pruitt, our Chief Accounting Officer, Treasurer and Secretary, (3) Mark Engstrom, our Executive Vice President — Acquisitions, (4) Amanda Houghton, Senior Vice President — Asset Management and Finance, and (5) Katherine E. Black, Controller. We believe that our management team has the experience and expertise to efficiently and effectively operate our company.

Governance.  An integral part of self-management is our experienced board of directors. Our board of directors spent a substantial amount of time overseeing our transition to self-management and continues to provide significant assistance to us as a self-managed company. We believe that our board of directors provides effective ongoing governance for our company and that our governance and management framework is one of our key strengths.

Significantly Reduced Cost.  From inception through December 31, 2009, we incurred to our former advisor and its affiliates approximately $39,217,000 in acquisition fees; approximately $11,550,000 in asset management fees; approximately $5,252,000 in property management fees; and approximately $3,168,000 in leasing fees. We expect third party expenses associated with on-site property management and third party acquisition expenses, including legal fees, due diligence fees and closing costs, to remain approximately the same as under external management, relative to the amount of acquisitions completed. We believe that the total cost of self-management will be substantially less than the cost of external management. While our board of directors, including a majority of our independent directors, previously determined that the fees to our former advisor were competitive and commercially reasonable to us and on terms and conditions not less favorable to us than those available from other sponsors of non-traded REITs based on circumstances at that time, we now believe that by having our own employees manage our operations and retain third party providers, we will significantly reduce our cost structure.

No Internalization Fees.  Unlike many other non-listed REITs that internalize or pay to acquire various management functions and personnel, such as advisory and asset management services, from their sponsor or advisor prior to listing on a national securities exchange for substantial fees, we will not be required to pay such fees under self-management. We believe that by not paying such fees, as well as by operating more cost-effectively under self-management, we will save a substantial amount of money for the benefit of our stockholders. To the extent that our management and board of directors determine that utilizing third party service providers for certain services is more cost-effective than performing such services internally, we will pay for these services based on negotiated terms and conditions consistent with the current marketplace for such services on an as-needed basis.

Funding of Self-Management.  We believe that the cost of self-management will be substantially less than the cost of external management. The initial step in becoming self-managed was amending the Advisory Agreement, on November 14, 2008, whereby we reduced acquisition fees from 3% to 2.5% of the purchase price (with further tiered adjustments based on gross acquisition value to accomplish an average acquisition fee of 2.25%) and reduced asset management fees from 1% to 0.5% of average invested assets. Upon expiration of the Advisory Agreement, we no longer pay asset management fees and we did not have to pay an internalization fee. Acquisition fees will not be recurring, except for any remaining acquisition fees to our former advisor for assets acquired with those remaining funds raised in our initial offering by our former dealer manager. In the third quarter of 2009, we became fully self-managed and also transitioned our property management services to nationally recognized property management groups for market-based fees. The reduced acquisition and asset management fees along with the savings from market-based property management fees in the third and fourth quarter resulted in a total gross savings of approximately $10,812,000 in 2009. The costs of self-management during 2009 was approximately $5,000,000, excluding one-time, non-recurring transition costs of $1,973,000, resulting in net savings of approximately $3,839,000. Therefore, the additional costs related to the transition to self-management was effectively funded by the cost savings in 2009. We anticipate that we will achieve substantial cost savings in the future as a result of reduced and/or eliminated acquisition fees, disposition fees, asset management fees, internalization fees and other outside fees.

Dedicated Management and Increased Accountability.  Under self-management, our officers and employees work directly for our company and are not associated with any outside advisor or other third party service providers. Our management team has direct oversight of our employees, independent consultants and third party service providers. We believe that these direct reporting relationships along with our performance-based compensation programs and ongoing oversight by our management team create an environment for and will achieve increased accountability and efficiency.

Conflicts of Interest.  We believe that self-management works to remove inherent conflicts of interest that exist between an externally advised REIT and its advisor. The elimination or reduction of these inherent conflicts of interest is one of the major reasons that we elected to proceed with self-management.

Developments During 2010

Pending Acquisitions

•	On February 10, 2010, we entered into a purchase and sale agreement for approximately $29,250,000 to acquire the Triad Technology Center in Baltimore, Maryland. The building is approximately 101,400 square feet and is 100% leased to the U.S. government and is occupied primarily by the National Institutes of Health.

•	On February 19, 2010, we entered into a purchase and sale agreement for approximately $45,700,000 to acquire a five building medical office portfolio located in Evansville, Indiana. The approximately 260,500 square foot portfolio is 100% master-leased to the Deaconess Clinic which is part of the Deaconess Health System. Deaconess Health System carries an A+ rating from both Standard & Poor’s and Fitch and is the largest health system in Southern Indiana.

•	On February 22, 2010, we entered into a purchase and sale agreement for approximately $15,300,000 to acquire a three building, approximately 53,700 square feet medical office portfolio located in Hilton Head, South Carolina. The portfolio is located less than two miles from the Hilton Head Hospital, a wholly-owned hospital of Tenet Healthcare Corporation. Two of the three buildings in the portfolio are currently 100% occupied, and 35% of the portfolio is occupied by Hilton Head Hospital.

•	On February 24, 2010, we entered into a purchase and sale agreement for approximately $12,400,000 to acquire a three story, approximately 60,300 square foot medical office building in Sugar Land,

Texas. The building is 100% leased with 83% of the space occupied by Texas Children’s Health Centers through 2019.

•	On February 25, 2010, we entered into a purchase and sale agreement for approximately $10,500,000 to acquire an approximately 54,800 square foot medical office portfolio in Pearland, Texas. The portfolio consists of two buildings which are approximately ten miles south of the world-renowned Houston Medical Center and 15 miles south of Houston’s central business district. The buildings are 100% and 98% occupied.

•	On March 2, 2010, we entered into a purchase and sale agreement for approximately $10,000,000 to acquire a 60,800 square foot medical office building located in located in Mount Pleasant, South Carolina, a suburb of Charleston. The Medical Center at East Cooper is 90% leased and is on the campus of East Cooper Regional Medical Center.

•	On March 3, 2010, we opened escrow with First American Title Company, and on or before March 26, 2010, our subsidiary plans to exercise its call option to buy for $3,900,000 100% of the interest owned by its joint venture partner in HTA — Duke Chesterfield Rehab, LLC (“Duke”), which owns the Chesterfield Rehabilitation Center.

The completion of each of the pending acquisitions described above is subject to the satisfaction of a number of conditions, and we cannot guarantee that these acquisitions will be completed.

Completed Acquisitions

•	On March 4, 2010, we acquired an 80,652 square foot medical office portfolio for approximately $19,550,000 located in Atlanta, Georgia. The portfolio is 94% leased and is located approximately six miles west of South Fulton Medical Center, a 338-bed facility, rated ‘Best Critical Care in Region’ by Healthgrades, a leading healthcare ratings organization.

•	On March 10, 2009, we acquired the King Street Medical Office Building for approximately $10,775,000. The 53,169 square foot building is located in Jacksonville, Florida. The King Street Medical Office Building is 100% occupied and is home to the Gary and Nancy Chartrand Heart & Vascular Center.

Offering Proceeds

•	As of March 12, 2010, we had received and accepted subscriptions in our initial offering for 144,959,351 shares of our common stock, or $1,448,044,000, excluding shares of our common stock issued under the DRIP.

Financing

•	In spite of the economic conditions impacting the debt market, we were able to secure long-term financing with certain life insurance companies for approximately $71,875,000 with an average loan term of 7.4 years and an average interest rate of 6.17%.

•	We received a commitment letter from one of our lenders to provide a senior secured loan facility in the amount of $35,000,000 with the ability to syndicate the facility with one or more financial institutions for up to $65,000,000. We are currently in discussions with various other lenders who have expressed an interest in participating in such a facility.

Our Structure

The following chart indicates our organizational structure.

(1)	Our former advisor owns less than a 0.01% interest in our company and in our operating partnership.

Our principal executive offices are located at The Promenade, 16427 North Scottsdale Road, Suite 440, Scottsdale, AZ 85254 and our telephone number is (480) 998-3478. We maintain a web site at www.htareit.com at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.

INVESTMENT OBJECTIVES AND POLICIES

Investment Objectives

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

Each property we acquire is carefully and diligently reviewed and analyzed to make sure it is consistent with our investment objectives. Our goal is to at all times maintain a strong balance sheet and always have sufficient funds to deal with short- and long-term operating needs. Macro-economic disruptions have broadly impacted the economy and have caused an imbalance between buyers and sellers of real estate assets, including medical office buildings and other healthcare-related real estate assets. We anticipated that these tough economic conditions would create opportunities for our company to acquire such assets at higher capitalization rates, as the real estate market adjusted downward. In the fourth quarter of 2008 and first half of 2009, we opted not to proceed with certain deals which we determined merited re-pricing. As we entered the second half of 2009, we started to see attractive assets available for prices at higher capitalization rates. As a result, we were very active buying real estate in the third and fourth quarters of 2009. We had cash on hand of over $219,001,000 as of December 31, 2009, which we intend to use to continue to acquire assets that are priced at levels consistent with today’s economy. We believe that during this turbulent economic cycle, our cash on hand will provide our company with opportunities to acquire medical office buildings and other healthcare-related real estate assets at favorable pricing.

We cannot assure our stockholders that we will attain these objectives or that our capital will not decrease. Our board of directors may change our investment objectives if it determines it is advisable and in the best interests of our stockholders.

Decisions relating to the purchase or sale of investments will be made by our management, subject to the oversight by our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance for a description of the background and experience of our directors and officers.

Business Strategies

We seek to invest in a diversified portfolio of real estate and other real estate related assets, focusing primarily on investments that produce recurring income. Our real estate investments focus on medical office buildings and healthcare-related facilities. We have also invested to a limited extent in quality commercial office buildings and other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in other real estate related assets. Our investments in other real estate related assets will generally focus on forms of mortgage debt, common and preferred stock of public or private real estate companies and certain other securities. We seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in other real estate related assets.

In addition, when and as determined appropriate by our Chief Executive Officer, our board of directors and management, the portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land, both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our management makes this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both recurring income and capital appreciation upon the ultimate sale of properties.

For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flow over the long-term. These determinations are based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land, stringent zoning restrictions and regulatory restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of growth in cash flow and preservation of capital and stability.

•	Cash Flow. We seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We evaluate cash flow as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the offering proceeds available for investment in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property: (1) not acquired for the purpose of producing rental or other operating income, or (2) with no development or construction in process or planned in good faith to commence within one year, will be considered unimproved or non-income producing property for purposes of this limitation. To date, we have not invested in unimproved or non-income producing properties or related investments.

We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties we acquire depends upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in our offering and potential future offerings.

FINANCING POLICIES

We use and intend to continue to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and other real estate related assets. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2009, our aggregate borrowings were 38.5% of all of our properties’ and other real estate related assets’ combined fair market values and 32% of our total assets.

Our aggregate secured and unsecured borrowings will be reviewed by our board of directors at least quarterly. Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets. Net assets for purposes of this calculation are defined as our total assets (other than intangibles) valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. As of March 15, 2010 and December 31, 2009, our leverage did not exceed 300.0% of the value of our net assets.

Our use of leverage increases the risk of default on loan payments and the resulting foreclosure of a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.

Our management will use its best efforts to obtain financing on the most favorable terms available to us and we will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested. We currently anticipate seeking fixed rate debt with longer-term maturities.

Our charter restricts us from borrowing money from any of our directors unless such loan is approved by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

BOARD REVIEW OF OUR INVESTMENT POLICIES

Our board of directors has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our management to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed.

As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and management have expertise with the type of real estate investments we seek; and (4) our borrowings have enabled us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

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

DISTRIBUTION POLICY

In order to continue to qualify as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have paid distributions monthly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates approved by our board of directors.

COMPETITION

We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors for the acquisition of medical office buildings and healthcare-related facilities. During the acquisitions process, we compete with others who have a comparative advantage in terms of size, capitalization, depth of experience, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for real properties or other real estate related assets which may reduce the number of opportunities available that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.

We face competition in leasing available medical office buildings and healthcare-related facilities to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

We believe our focus on medical office buildings and healthcare-related facilities and our relationships with healthcare providers allow us to effectively identify acquisition opportunities.

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

SIGNIFICANT TENANTS

As of December 31, 2009, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue.

GEOGRAPHIC CONCENTRATION

As of December 31, 2009, we had interests in ten consolidated properties located in Texas, which accounted for 16.9% of our total rental income, interests in two consolidated properties located in South Carolina, which accounted for 13.0% of our total rental income, and interests in five consolidated properties located in Arizona, which accounted for 12.2% of our total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies

EMPLOYEES

As of December 31, 2009, we have 29 employees and all of our employees are 100% dedicated to our company on a full-time basis. Our current organizational structure is designed to support an asset base of $2.0 to $3.0 billion depending on the composition of the assets acquired, and we believe we have hired sufficient personnel to support this asset base. As we grow, we will add the appropriate staff to accommodate the increased size of our company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

Investment Risks

There is currently no public market for shares of our common stock. Therefore, it will be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders’ ability to sell their shares. We have adopted a share repurchase plan but it is limited in terms of the amount of shares which may be repurchased annually. Our board of directors may also limit, suspend, terminate or amend our share repurchase plan upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by up to 11.5% of the gross offering proceeds which will be used to pay selling commissions and the dealer manager fee and organizational and offering expenses. We will also be required to use gross offering proceeds to pay acquisition expenses. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price paid for the shares. Thus, prospective stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and our stockholders must be prepared to hold their shares for an indefinite length of time.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may include a return of capital.

Distributions payable to stockholders may include a return of capital, rather than a return on capital. We expect to continue to make monthly distributions to our stockholders. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. We may not have sufficient cash available from operations to pay distributions required to maintain our status as a REIT and may need to use proceeds from our offerings or borrowed funds to make such cash distributions. Additionally, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital, which will decrease our stockholders’ tax basis in their investment in shares of our common stock. Our organizational documents do not establish a limit on the amount of net proceeds we may use to fund distributions.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid, without limitation, with offering proceeds or borrowed funds.

The amount of the distributions we make to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT. If our cash flow from operations is less than the distributions our board of directors determines to pay, we would be required to pay our distributions, or a portion thereof, with proceeds from our offerings or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

As of December 31, 2009, we had made 53 geographically diverse acquisitions and have identified a limited number of additional properties to acquire with the net proceeds we will receive from the future equity raise, and stockholders are therefore unable to evaluate the economic merits of most of our future investments prior to purchasing shares of our common stock.

As of December 31, 2009, we have made 53 geographically diverse acquisitions with the net proceeds from our initial offering. As of December 31, 2009, we have identified a limited number of additional potential properties to acquire with the net proceeds we will receive from our offerings. Other than these 53 geographically diverse acquisitions, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our future investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or other real estate related assets.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

Our stockholders must rely on us to evaluate our investment opportunities, and we may not be able to achieve our investment objectives or may make unwise decisions. We cannot assure our stockholders that acquisitions of real estate or other real estate related assets made using the proceeds of our offerings will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders

We face competition for the acquisition of medical office buildings and other healthcare-related facilities, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other real estate related assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings and healthcare-related facilities, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

Our stockholders may be unable to sell their shares because their ability to have their shares repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.

Even though our share repurchase plan may provide our stockholders with a limited opportunity to sell shares to us after they have held them for a period of one year or in the event of death or qualifying disability, our stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days’ notice. Repurchases of shares, when requested, will generally be made quarterly. Repurchases will be limited to: (1) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior 12 months plus any additional amounts set aside by our board of directors for such purpose, and (2) 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, a stockholder must present at least 25.0% of her shares for repurchase and until a stockholder held shares for at least four years, repurchases will be made for less than she paid for her shares. Therefore, in making a decision to purchase shares of our common stock, investors should not assume that they will be able to sell any of their shares back to us pursuant to our share repurchase plan at any particular time or at all.

Our initial and follow-on offerings are “best efforts” offerings and if we are unable to raise substantial proceeds in these offerings, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our initial and follow-on offering are being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the offerings are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, if we are unable to raise substantial proceeds in these offerings, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase.

Our initial and follow-on offerings are fixed price offerings and the fixed offering price may not accurately represent the current value of our assets at any particular time. Therefore the purchase price our stockholders paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of purchase.

Our initial and follow-on offerings are fixed price offerings, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time during our follow-on offering The offering price for shares of our common stock during this offering is the same price as shares of our common stock during our initial offering. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

Payments to our former advisor related to its potential right to a subordinated participation interest in our operating partnership will reduce cash available for distribution to our stockholders.

Our former advisor may have certain rights, subject to a number of conditions, to a subordinated participation interest in our operating partnership, pursuant to which it may be entitled to receive distributions upon the occurrence of certain events, including in connection with dispositions of our assets, certain mergers of our company with another company or the listing of our common stock on a national securities exchange. The distribution, if payable to our former advisor, may be up to 15.0% of the net proceeds from the sale of our properties only after we have made distributions to our stockholders of the total amount raised from stockholders in the initial offering (less amounts paid to repurchase shares through our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital raised in the initial offering. Any distributions to our former advisor by our operating partnership upon dispositions of our assets and such other events will reduce cash available for distribution to our stockholders.

We presently intend to effect a liquidity event by September 20, 2013; however, we cannot assure our stockholders that we will effect a liquidity event by such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to sell shares through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to (1) the listing of shares of our common stock on a national securities exchange, (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company, and(3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event by September 20, 2013. However, we cannot assure our stockholders that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share repurchase plan.

Because a portion of the offering price from the sale of shares is used to pay expenses and fees, the full offering price paid by stockholders is not invested in real estate investments. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

Risks Related to Our Business

Our operations have resulted in net losses to date, which makes our future performance and the performance of an investment in our shares difficult to predict.

For the years ended December 31, 2007, 2008 and 2009, our operations resulted in a net loss of approximately $7.67 million, $28.45 million and $25.08 million, respectively. The decrease in net loss for the year ended December 31, 2009 as compared to December 31, 2008 is primarily due to an increase in total depreciation and amortization, acquisition expenses and an increase in net expenses on our indebtedness offset by a gain on derivatives. The increase in net loss for the year ended December 31, 2008 as compared to December 31, 2007 is primarily due to an increase in total depreciation and amortization, and an increase in net expenses on our indebtedness. Our net losses have increased substantially from December 31, 2007 to December 31, 2008, and have slightly decreased for the year ended December 31, 2009. Our net losses may increase in the future. Our net losses increase the risk and uncertainty investors face in making an investment in our shares, including risks related to our ability to pay future distributions.

Continued volatility in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets currently are experiencing continued volatility which has been brought about in large part by failures in the U.S. banking system. This volatility has severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this volatility in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, properties and other real estate related assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders.

There may be a substantial period of time before the proceeds of our offerings are invested in additional suitable investments. Because we are conducting our offerings on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find additional suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

The availability and timing of cash distributions to our stockholders is uncertain.

We expect to make monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90.0% of our ordinary taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our success may be hampered by the current slow down in the real estate industry.

Our business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our industry, which may continue through 2010 and beyond. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that we have already experienced, and would continue to put downward pressure on our revenues and operating results. To the extent that any decline in our revenues and operating results impacts our performance, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

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

The Federal Deposit Insurance Corporation, or FDIC, will only insure amounts up to $250,000 per depositor per insured bank through December 31, 2013. Beginning January 14, 2014, the FDIC will only insure up to $100,000 per depositor per bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose any amount of our deposits over any federally-insured amounts. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

As a self-managed company, our ability to achieve our investment objectives and to pay distributions is increasingly dependent upon the performance of our board of directors, Scott D. Peters as our Chief Executive Officer, President and Chairman of the Board, Kellie S. Pruitt as our Chief Accounting Officer, Treasurer and Secretary, Mark Engstrom as our Executive Vice President — Acquisitions, and our other employees, in the identification and acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our Chief Executive Officer and other executive officers and the governance of our board of directors, each of whom would be difficult to replace. We do not have any key man life insurance on Messrs. Peters, Engstrom or Ms. Pruitt. We have entered into employment agreements with each of Messrs. Peters, Engstrom and Ms. Pruitt; however, the employment agreements contain various termination rights. If we were to lose the benefit of their experience, efforts and abilities, our operating results could suffer. In addition, if any member of our board of directors were to resign, we would lose the benefit of such director’s governance and experience. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

Risks Related to Our Organizational Structure

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock.

Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of our common stock. Our charter authorizes us to issue 1,200,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock and 200,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of large block of our securities; or

•	removal of the incumbent board of directors and management.

Our stockholders’ ability to control our operations is severely limited.

Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment

Trusts adopted by the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, our stockholders will have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock or the number of our shares of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of directors.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.

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

Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, and our officers for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and some of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors for any liability suffered by them or hold our directors harmless for any liability suffered by us unless (1) they have determined that the course of conduct that caused the loss or liability was in our best interests, (2) they were acting on our behalf or performing services for us, (3) the liability was not the result of negligence or misconduct by our non-independent directors, or gross negligence or willful misconduct by our independent directors and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

Certain provisions of Maryland law could restrict a change in control even if a change in control was in our stockholders’ interests.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10.0% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question beneficially owns 10.0% or more of the voting power of our then outstanding stock, each of, which we refer to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of our voting stock and two-thirds of the votes entitled to be cast by holders of shares of our voting stock other than shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Our board of directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time.

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

Specifically, so that we will not be subject to regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after the offering ends. If we are unable to invest a significant portion of the proceeds of our offerings in properties within one year of the termination of the offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to stockholders and possibly lower investor returns.

In order to avoid coming within the application of the Investment Company Act, either as a company engaged primarily in investing in interests in real estate or under another exemption from the Investment Company Act, we may be required to impose limitations on our investment activities. In particular, we may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. In particular, we will monitor our investments in other real estate related assets to ensure continued compliance with one or more exemptions from “investment company” status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, we may be required to limit the percentage of our assets represented by real estate related assets.

If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of our management, thereby decreasing the time they spend actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

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

To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our two contemplated offerings, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, our stockholders may also experience dilution in the book value and fair market value of their shares.

Our stockholders’ interests may be diluted in various ways, which may reduce their returns.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to: (1) persons from whom we purchase properties, as part or all of the purchase price of the property, or (2) our former advisor in lieu of cash payments required under the advisory agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity securities issued in consideration of properties or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares of our common stock will be deemed their value.

Our stockholders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

If we sell one of our properties during liquidation, our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, stockholders may experience a delay in the distribution of the proceeds of a sale until such time.

Risks Related to Investments in Real Estate

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.

We are subject to risks generally incident to the ownership of real property, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.

Some or all of our properties may incur vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on their investment.

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

Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce stockholder returns.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

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

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect stockholder returns. Where properties are acquired prior to the start of constructions or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we are subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Chief Executive Officer and our board of directors may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future or at all. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a property could adversely impact our ability to pay distributions to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

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

As of December 31, 2009, we had interests in ten consolidated properties located in Texas, which accounted for 16.7% of our total rental income, interests in two consolidated properties located in South Carolina, which accounted for 12.7% of our total rental income, and interests in five consolidated properties located in Arizona, which accounted for 12.6% of our total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.

Some of the properties we seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The healthcare industry is heavily regulated and currently there is pending legislation on healthcare reform. New laws or regulations, the current pending legislation, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

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

Some tenants of our medical office buildings and healthcare-related facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

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

As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Senior healthcare facilities present unique challenges with respect to leasing and transferring the same. Skilled nursing, assisted living and independent living facilities are typically highly customized and may not be easily modified to accommodate non-healthcare-related uses. As a result, these property types may not be suitable for lease to traditional office tenants or other healthcare tenants with unique needs without significant expenditures or renovations. These renovation costs may materially adversely affect our revenues, results of operations and financial condition. Furthermore, because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of property, there may be significant delays in transferring operations of senior healthcare facilities to successor operators. If we are unable to efficiently transfer our senior healthcare properties our revenues and operations may suffer.

Risks Related to Investments in Other Real Estate Related Assets

Real estate related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or other real estate related assets and are subject to the inherent risks associated with other real estate related assets discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

The mortgage or other real estate-related loans in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make additional investments in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “— Risks Related to Investments in Real Estate.” If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our investments in other real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our investments in other real estate related assets.

If we liquidate prior to the maturity of our investments in real estate assets, we may be forced to sell those investments on unfavorable terms or at a loss.

Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our investments in other real estate related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.

Risks Related to Debt Financing

We have and intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our company.

We have and intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. We anticipate that, after an initial phase of our operations when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of our properties’ and other real estate related assets’ combined fair market value of our assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets, without the approval of a majority of our independent directors. In addition, any excess borrowing must be disclosed to stockholders in our next quarterly report following the borrowing, along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of: the aggregate cost of our real property investments before non-cash reserves and depreciation and the aggregate cost of our investments in other real estate related assets. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our company. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to utilize financing in our initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.

Risks Related to Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we have entered and may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate, we have entered and may continue to enter into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the coventurer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.

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

Although we have not requested, and do not expect to request, a ruling from IRS that we qualify as a REIT, our counsel, Alston & Bird LLP, has delivered an opinion to us that, commencing with our taxable year ended December 31, 2007 (the first year for which we elected to be taxed as a REIT), based on certain assumptions and representations, we have been organized and operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, and our proposed method of operation will enable us to continue to operate in conformity with the requirements for qualification as a REIT under the Internal Revenue Code.

The validity of the opinion of our counsel and of our qualification as a REIT will depend on our continuing ability to meet the various REIT requirements under the Internal Revenue Code and as described herein. Opinions of counsel are not binding on the IRS or any court. The REIT qualification opinion only represents the view of our counsel based on its review and analysis of law existing at the time of the opinion and therefore could be subject to modification or withdrawal based on subsequent legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

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

To continue to qualify as a REIT and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes.

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

Investors may have a current tax liability on distributions they elect to reinvest in shares of our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge prospective investors to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock.

A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will continue to qualify as a “domestically controlled” REIT. If we were to fail to continue to so qualify, gain realized by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.

A foreign stockholder also may be subject to FIRPTA upon the payment of any capital gain dividends by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests.

Employee Benefit Plan and IRA Risks

We, and our stockholders that are employee benefit plans or individual retirement accounts, or IRAs, will be subject to risks relating specifically to our having employee benefit plans and IRAs as stockholders, which risks are discussed below.

If investors fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our common stock, they could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts or IRAs investing in our common stock. If investors are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, they should consider:

•	whether the investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether the investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	whether the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether the investment will impair the liquidity of the plan or IRA;

•	whether the investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan or IRA; and

•	their need to value the assets of the plan annually in accordance with ERISA and the Internal Revenue Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, trustees or others purchasing shares should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the

25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan or IRA purchasing shares, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of a plan or IRA, investors should not purchase shares unless an administrative or statutory exemption applies to the purchase.

Governmental plans, church plans, and foreign plans generally are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code, but may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should consider whether the investment is in accordance with applicable law and governing plan documents.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2009, we leased our principal executive offices located at The Promenade, 16427 North Scottsdale Road, Suite 440, Scottsdale, AZ 85254.

As of December 31, 2009, we had made 53 geographically diverse acquisitions, 41 of which are medical office properties, seven of which are healthcare-related facilities, three of which are quality commercial office properties, and two of which are other real estate-related assets, comprising 179 buildings with 7,407,000 square feet of GLA, for an aggregate purchase price of $1,408,176,000, in 21 states.

The following table presents certain additional information about our properties as of December 31, 2009:

								% Total of		Annual Rent
		GLA	% of	Ownership	Date	Purchase	Annual	Annual		Per Leased
Property	Property Location	(Sq Ft)	GLA	Percentage	Acquired	Price	Rent(1)	Rent	Occupancy(2)	Sq Ft(3)

Southpointe Office Parke and Epler Parke I	Indianapolis, IN	97,000	1.3%	100%	1/22/2007	$14,800,000	$1,081,000	0.8%	72.2%	$11.14
Crawfordsville Medical Office Park and Athens Surgery Center	Crawfordsville, IN	29,000	0.4	100%	1/22/2007	6,900,000	592,000	0.5	100	20.41
The Gallery Professional Building	St. Paul, MN	106,000	1.4	100%	3/9/2007	8,800,000	1,177,000	0.9	73.6	11.10
Lenox Office Park, Building G	Memphis, TN	98,000	1.3	100%	3/23/2007	18,500,000	2,220,000	1.7	100	22.65
Commons V Medical Office Building	Naples, FL	55,000	0.7	100%	4/24/2007	14,100,000	1,160,000	0.9	100	21.09
Yorktown Medical Center and Shakerag Medical Center	Fayetteville and Peachtree City, GA	108,000	1.5	100%	5/2/2007	21,500,000	1,945,000	1.5	80.6	18.01
Thunderbird Medical Plaza	Glendale, AZ	110,000	1.5	100%	5/15/2007	25,000,000	1,965,000	1.5	72.7	17.86
Triumph Hospital Northwest and Triumph Hospital Southwest	Houston and Sugar Land, TX	151,000	2	100%	6/8/2007	36,500,000	2,990,000	2.3	100	19.80
Gwinnett Professional Center	Lawrenceville, GA	60,000	0.8	100%	7/27/2007	9,300,000	889,000	0.7	63.3	14.82
1 & 4 Market Exchange	Columbus, OH	116,000	1.6	100%	8/15/2007	21,900,000	1,516,000	1.2	85.3	13.07
Kokomo Medical Office Park	Kokomo, IN	87,000	1.2	100%	8/30/2007	13,350,000	1,369,000	1.1	100	15.74
St. Mary Physicians Center	Long Beach, CA	67,000	0.9	100%	9/5/2007	13,800,000	1,101,000	0.9	67.2	16.43
2750 Monroe Boulevard	Valley Forge, PA	109,000	1.5	100%	9/10/2007	26,700,000	2,776,000	2.2	100	25.47
East Florida Senior Care Portfolio	Jacksonville, Winter Park and Sunrise, FL	355,000	4.8	100%	9/28/2007	52,000,000	4,303,000	3.4	100	12.12
Northmeadow Medical Center	Roswell, GA	51,000	0.7	100%	11/15/2007	11,850,000	1,261,000	1	98	24.73
Tucson Medical Office Portfolio	Tucson, AZ	110,000	1.5	100%	11/20/2007	21,050,000	1,619,000	1.3	69.1	14.72
Lima Medical Office Portfolio	Lima, OH	203,000	2.7	100%	Various	26,060,000	2,120,000	1.7	80.3	10.44
Highlands Ranch Medical Plaza	Highlands Ranch, CO	79,000	1.1	100%	12/19/2007	14,500,000	1,621,000	1.3	82.3	20.52
Chesterfield Rehabilitation Center	Chesterfield, MO	112,000	1.5	80%	12/19/2007	36,440,000	3,082,000	2.4	100	27.52
Park Place Office Park	Dayton, OH	132,000	1.8	100%	12/20/2007	16,200,000	1,864,000	1.5	84.1	14.12
Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	163,000	2.2	100%	2/1/2008	36,950,000	3,391,000	2.7	91.4	20.80
Fort Road Medical Building	St. Paul, MN	50,000	0.7	100%	3/6/2008	8,650,000	633,000	0.5	78	12.66

								% Total of		Annual Rent
		GLA	% of	Ownership	Date	Purchase	Annual	Annual		Per Leased
Property	Property Location	(Sq Ft)	GLA	Percentage	Acquired	Price	Rent(1)	Rent	Occupancy(2)	Sq Ft(3)

Liberty Falls Medical Plaza	Liberty Township, OH	44,000	0.6	100%	3/19/2008	8,150,000	637,000	0.5	90.9	14.48
Epler Parke Building B	Indianapolis, IN	34,000	0.5	100%	3/24/2008	5,850,000	471,000	0.4	94.1	13.85
Cypress Station Medical Office Building	Houston, TX	52,000	0.7	100%	3/25/2008	11,200,000	936,000	0.7	100	18.00
Vista Professional Center	Lakeland, Fl	32,000	0.4	100%	3/27/2008	5,250,000	368,000	0.3	78.1	11.50
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	226,000	3.1	100%	Various	39,600,000	3,462,000	2.7	100	15.32
Amarillo Hospital	Amarillo, TX	65,000	0.9	100%	5/15/2008	20,000,000	1,666,000	1.3	100	25.63
5995 Plaza Drive	Cypress, CA	104,000	1.4	100%	5/29/2008	25,700,000	2,004,000	1.6	100	19.27
Nutfield Professional Center	Derry, NH	70,000	0.9	100%	6/3/2008	14,200,000	1,163,000	0.9	100	16.61
SouthCrest Medical Plaza	Stockbridge, GA	81,000	1.1	100%	6/24/2008	21,176,000	1,577,000	1.2	84	19.47
Medical Portfolio 3	Indianapolis, IN	685,000	9.2	100%	6/26/2008	90,100,000	9,285,000	7.3	75.3	13.55
Academy Medical Center	Tucson, AZ	41,000	0.6	100%	6/26/2008	8,100,000	774,000	0.6	90.2	18.88
Decatur Medical Plaza	Decatur, GA	43,000	0.6	100%	6/27/2008	12,000,000	1,060,000	0.8	100	24.65
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	173,000	2.3	100%	Various	44,800,000	3,789,000	3	97.7	21.90
Renaissance Medical Center	Bountiful, UT	112,000	1.5	100%	6/30/2008	30,200,000	2,234,000	1.7	88.4	19.95
Oklahoma City Medical Portfolio	Oklahoma City, OK	186,000	2.5	100%	9/16/2008	29,250,000	3,563,000	2.8	96.2	19.16
Medical Portfolio 4	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	227,000	3.1	100%	Various	48,000,000	4,212,000	3.3	80.6	18.56
Mountain Empire Portfolio	Kingsport, Bristol and Rogersville, TN and Pennington Gap and Norton, VA	293,000	4	100%	Various	27,775,000	3,956,000	3.0	92.2	13.50
Mountain Plains Portfolio	San Antonio and Webster, TX	170,000	2.3	100%	12/18/2008	43,000,000	3,889,000	3	100	22.88
Marietta Health Park	Marietta, GA	81,000	1.1	100%	12/22/2008	15,300,000	1,083,000	0.8	88.9	13.37
Wisconsin Medical Portfolio 1	Milwaukee, WI	185,000	2.5	100%	2/27/2009	33,719,000	2,871,000	2.2	100	15.52
Wisconsin Medical Portfolio 2	Franklin, WI	130,000	1.8	100%	5/28/2009	40,700,000	3,435,000	2.7	100	26.42
Greenville Hospital Portfolio	Greenville, SC	857,000	11.6	100%	9/18/2009	162,820,000	14,417,000	11.3	100	16.82
Mary Black Medical Office Building	Spartanburg, SC	109,000	1.5	100%	12/11/2009	16,250,000	1,563,000	1.2	72.5	14.34
Hampden Place Medical Office Building	Englewood, CO	66,000	0.9	100%	12/21/2009	18,600,000	1,594,000	1.2	100	24.15
Dallas LTAC Hospital	Dallas, TX	52,000	0.7	100%	12/23/2009	27,350,000	2,598,000	2	100	49.96
Smyth Professional Building	Baltimore, MD	62,000	0.8	100%	12/30/2009	11,250,000	1,039,000	0.8	98.4	16.76
Atlee Medical Portfolio	Corsicana, TX and Ft. Wayne, IN and San Angelo, TX	93,000	1.3	100%	12/30/2009	20,501,000	1,790,000	1.4	100	19.25
Denton Medical Rehabilitation Hospital	Denton, TX	44,000	0.6	100%	12/30/2009	15,485,000	1,364,000	1.1	100	31.00
Banner Sun City Medical Portfolio	Sun City, AZ and Sun City West, AZ	642,000	8.7	100%	12/31/2009	107,000,000	10,265,000	8	90.0	15.99

Total/Weighted Average		7,407,000	100%			$1,408,176,000	$127,740,000	100%	90.6%	$17.25

(1)	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2009.

(2)	Occupancy includes all leased space of the respective portfolio including master leases.

(3)	Average annual rent per occupied square foot as of December 31, 2009.

Each of the above properties is a hospital, skilled nursing and assisted living facility or medical office building, the principal tenants of which are healthcare providers or healthcare-related service providers. Each of the properties listed above is 100% owned by our operating partnership, except for Chesterfield Rehabilitation Center, which is 80.0% owned by our operating partnership through a joint venture.

We own fee simple interests in all of our properties except: (1) Lenox Office Park, Building G, (2) Lima Medical Office Portfolio, (3) Medical Portfolio 1, (4) Medical Portfolio 4, (5) Mountain Empire Portfolio, (6) Oklahoma City Medical Portfolio, (7) Senior Care Portfolio 1 and (8) Tucson Medical Office Portfolio. Lenox Office Park, Building G is comprised of both Lenox Office Park, Building G, in which we hold a leasehold interest, or ground leases, and two parcels of land, in which we own a fee simple interest. Lima Medical Office Portfolio consists of six medical office buildings, four of which we hold ground lease interests in certain condominiums within each building, and two of which we own a fee simple interest. Medical Portfolio 1 is comprised of five properties, one in which we hold a ground lease interest, and the other four in which we own fee simple interests. Medical Portfolio 4 is comprised of five properties, one in which we hold a ground lease interest, and the other four in which we own fee simple interests. Mountain Empire Portfolio is comprised of 11 properties, eight in which we hold a ground lease interest, and the other three in which we own fee simple interests. Oklahoma City Medical Portfolio is comprised of two properties, both in which we hold ground lease interests. Senior Care Portfolio 1 consists of six properties, one of which we hold a partial ground lease interest and a partial fee simple interest, and five of which we own a fee simple interest. Tucson Medical Office Portfolio is comprised of two properties, one in which we hold a leasehold interest, and the other in which we own a fee simple interest.

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

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annual base rent, and percentage of annual rent as of December 31, 2009.

			% of Leased
			Area	Annual	% of Total
	Number of	Total Sq. Ft.	Represented	Rent Under	Annual Rent
	Leases	of Expiring	by Expiring	Expiring	Represented by
Year Ending December 31,	Expiring	Leases	Leases	Leases	Expiring Leases(1)

2010	126	353,000	6.0%	$6,920,000	6.4%
2011	123	501,000	8.6	9,918,000	9.1
2012	146	515,000	8.8	9,476,000	8.7
2013	117	690,000	11.8	13,032,000	12.0
2014	91	653,000	11.2	9,669,000	8.9
2015	35	296,000	5.1	6,671,000	6.1
2016	47	369,000	6.3	6,812,000	6.3
2017	43	332,000	5.7	6,103,000	5.6
2018	54	434,000	7.4	7,925,000	7.3
2019	39	222,000	3.8	4,683,000	4.3
2020	43	167,000	2.9	2,780,000	2.6
Thereafter	45	1,304,000	22.3	24,595,000	22.7

Total	909	5,836,000	100%	$108,584,000	100%

(1)	The annual rent percentage is based on the total annual contractual base rent as of December 31, 2009.

Geographic Diversification/Concentration Table

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2009.

	Number of	GLA		2009 Annual	% of 2009
State	Properties(1)	(Square Feet)	% of GLA	Base Rent(2)	Annual Base Rent

Arizona	5	984,000	13.3%	$16,427,000	12.9%
California	3	242,000	3.3	3,858,000	3
Colorado	2	145,000	2	3,215,000	2.5
Florida	4	542,000	7.3	9,721,000	7.6
Georgia	6	424,000	5.7	5,870,000	4.6
Indiana	6	960,000	13	13,510,000	10.6
Kansas	1	63,000	0.9	1,446,000	1.1
Maryland	1	62,000	0.8	1,039,000	0.8
Minnesota	2	156,000	2.1	1,810,000	1.4
Missouri	2	249,000	3.4	6,009,000	4.7
New Hampshire	1	70,000	0.9	1,163,000	0.9
Ohio	5	526,000	7.1	6,547,000	5.1
Oklahoma	1	186,000	2.5	3,563,000	2.8
Pennsylvania	1	109,000	1.5	2,776,000	2.2
South Carolina	2	966,000	13	15,980,000	12.5
Tennessee	2	328,000	4.4	5,567,000	4.4
Texas	10	905,000	12.2	20,090,000	15.7
Utah	1	112,000	1.5	2,234,000	1.8
Virginia	1	63,000	0.9	609,000	0.5
Wisconsin	2	315,000	4.2	6,306,000	4.9

Total		7,407,000	100%	$127,740,000	100%

(1)	In certain cases we have acquired portfolios that include properties in multiple states.

(2)	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2009.

Indebtedness

See Note 7, Mortgage Loans Payable, Net and Unsecured Notes Payable to Affiliate, to our accompanying consolidated financial statements, Note 8, Derivative Financial Instruments, to our accompanying consolidated financial statements, and Note 9, Line of Credit, to our accompanying consolidated financial statements for a further discussion of our indebtedness.

Item 3.	Legal Proceedings.

None.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in our offerings of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, management’s estimated value of the shares is $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the later of the completion of our initial offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.

Stockholders

As of March 12, 2010, we had approximately 39,000 stockholders of record.

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

Our board of directors approved a 6.50% per annum, or $0.65 per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. Thereafter, distributions were paid on or about the 15th day of each month in respect of the distributions declared for the prior month. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007, and we continued to pay distributions at that rate through December 31, 2009. It is our intent to continue to pay distributions. However, we cannot guarantee the amount of distributions paid in the future, if any.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the year ended December 31, 2009, we paid distributions of $78,059,000 ($39,499,000 in cash and $38,559,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $21,001,000. Cash flows from operations was reduced by $15,997,000 and $0 for the years ended

December 31, 2009 and 2008 for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses the comparable cash flows from operations for the year ended December 31, 2009 would have been $36,998,000. From inception through December 31, 2009, we paid cumulative distributions of $112,097,000 ($57,765,000 in cash and $54,332,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $48,683,000. Comparable cumulative cash flows from operations would have totaled $65,610,000 under previous accounting rules that allowed for capitalization of acquisition-related expenses which would therefore have been included in cash flows from investing. The distributions paid in excess of our cash flows from operations were paid using proceeds from our initial offering.

For the years ended December 31, 2009 and 2008, our Funds from operations, or FFO, was $28,314,000 and $8,745,000, respectively. FFO was reduced by $19,715,000 and $0 for the years ended December 31, 2009 and 2008 for certain one-time, non-recurring transition charges and acquisition-related expenses. Acquisition-related expenses were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. For the years ended December 31, 2009 and 2008 we paid distributions of $78,059,000 and $28,042,000, respectively. Such amounts were covered by FFO of $28,314,000 and $8,745,000, respectively, which is net of the one-time transition charges and acquisition-related costs of $19,715,000 and $0, respectively. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. Excluding such one-time non-recurring transition charges and acquisition-related costs FFO would have been $48,029,000 and $8,745,000, respectively.

FFO and MFFO are non-GAAP measures. See our disclosure regarding FFO and MFFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds From Operations.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information, for a discussion of our equity compensation plan information.

Use of Public Offering Proceeds

On September 20, 2006, we commenced our initial public offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, as amended, which was declared effective by the SEC on September 20, 2006. Our initial offering has been extended pursuant to Rule 415 under the Securities Act of 1933, as amended, and will expire no later than March 19, 2010.

As of December 31, 2009, we had received and accepted subscriptions for 136,958,458 shares of our common stock, or $1,368,087,211. As of December 31, 2009, a total of $39,499,000 in distributions were reinvested and $38,559,000 in shares of our common stock were issued under the DRIP. For the year ended December 31, 2009, the ratio of the cost of raising capital to the capital raised was approximately 10.4%.

As of December 31, 2009, we have used $952,707,000 in offering proceeds to make our 53 geographically diverse acquisitions and repay debt incurred in connection with such acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares under the DRIP during the prior twelve months.

During the three months ended December 31, 2009, we repurchased shares of our common stock as follows:

				Maximum
				Approximate
				Dollar Value
			Total Number of	of Shares that May
			Shares Purchased	Yet be Purchased
			as Part of	Under the
	Total Number of	Average Price	Publicly Announced	Plans or
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Programs

October 1, 2009 to October 31, 2009	880,704	$9.46	880,704	(2)
November 1, 2009 to November 30, 2009	56,135	$9.37	56,135	(2)
December 1, 2009 to December 31, 2009	2,060	$9.40	2,060	(2)

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. From inception through December 31, 2009, we had repurchased 1,048,647 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Repurchases under our share repurchase plan are subject to the discretion of our board of directors. The plan provides that repurchases are subject to funds being available and are limited in any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules.

	December 31,				April 28, 2006
	2009	2008	2007	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$1,673,535,000	$1,113,923,000	$431,612,000	$385,000	$202,000
Mortgage loans payable, net	$540,028,000	$460,762,000	$185,801,000	$—	$—
Stockholders’ equity (deficit)	$1,071,317,000	$599,320,000	$175,590,000	$(189,000)	$2,000

				Period from
				April 28, 2006
				(Date of Inception)
	Years Ended December 31,			through
	2009	2008	2007	December 31, 2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$129,486,000	$80,418,000	$17,626,000	$—
Net Loss	$(24,773,000)	$(28,409,000)	$(7,674,000)	$(242,000)
Net loss attributable to controlling interest	$(25,077,000)	$(28,448,000)	$(7,666,000)	$(242,000)
Loss per share — basic and diluted(1):
Net Loss	$(0.22)	$(0.66)	$(0.77)	$(149.03)
Net loss attributable to controlling interest	$(0.22)	$(0.66)	$(0.77)	$(149.03)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$21,001,000	$20,677,000	$7,005,000	$—
Cash flows used in investing activities	$454,855,000	$(526,475,000)	$(385,440,000)	$—
Cash flows provided by financing activities	$524,524,000	$628,662,000	$383,700,000	$202,000
OTHER DATA:
Distributions declared	$82,221,000	$31,180,000	$7,250,000	$—
Distributions declared per share	$0.73	$0.73	$0.70	$—
Funds from operations(2)	$28,314,000	$8,745,000	$2,124,000	$(242,000)
Modified Funds From Operations(2)	$48,029,000	$8,757,000	$2,124,000	$(242,000)
Net operating income(3)	$84,462,000	$52,244,000	$11,589,000	$—

(1)	Net loss per share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds From Operations, which includes a reconciliation of our GAAP net income(loss) to FFO and MFFO for the years ended December 31, 2009, 2008 and 2007.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net income(loss) to net operating income for the years ended December 31, 2009, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2009 and 2008, together with our results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs and changes to laws governing the healthcare industry; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, including but not limited to the risks described under Part I, Item 1A. Risk Factors, is included herein and in our other filings with the SEC.

Overview and Background

Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and consider that our date of inception. We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We have also invested to a limited extent in quality commercial office properties and other real estate related assets. However, we do not intend to invest more than 15.0% of our total assets in other real estate related assets. We focus primarily on investments that produce recurring income. We qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering will expire no later than March 19, 2010. As of December 31, 2009, we had received and accepted subscriptions for 136,958,458 shares of our common stock, or $1,368,087,210, excluding shares of our common stock issued under the DRIP.

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

As of December 31, 2009, we had made 53 geographically diverse acquisitions, 41 of which are medical office properties, seven of which are healthcare-related facilities, three of which are quality commercial office properties, and two of which are other real estate-related assets, comprising 179 buildings with 7,407,000 square feet of GLA, for an aggregate purchase price of $1,460,311,000, in 21 states. We seek to invest in a diversified portfolio of real estate and other real estate related assets, focusing primarily on investments that produce recurring income. Our real estate investments focus on medical office buildings and healthcare-related facilities. We have also invested to a limited extent in quality commercial office buildings and other real estate related assets. We seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate.

Market Outlook

Macro-economic disruptions have broadly impacted the economy and have caused an imbalance between buyers and sellers of real estate assets, including medical office buildings and other healthcare-related real estate assets.

Overview.  Turmoil in the credit markets, an unfavorable economic environment and more restrictive financing conditions has led to increased volatility and the loss of value in the real estate markets and the U.S. economy. Many economists believe that the U.S. has entered into a deep recession and are predicting continued deterioration of economic conditions. There has been a significant increase in unemployment across the nation and many economists expect increased vacancy rates at commercial properties in the near term future. The prolonged continuation of these unfavorable conditions will likely materially and adversely impact the availability of credit to commercial and residential borrowers and businesses and could further damage domestic and global economies.

Adverse Impacts.  Continued turmoil in the financial markets has the potential to materially adversely affect (i) the value of our properties, (ii) the debt capital available for future investments in commercial properties, (iii) the business and operations of our tenants and their ability to pay rent and other monies due to us, (iv) the ability of prospective tenants to enter into new leases or current tenants to renew their leases, and (v) our ability to make payments on or refinance existing debt. Securitized commercial mortgage lenders have dramatically increased underwriting standards and decreased allowable loan-to-value ratios. Accordingly, there is a significant decrease in available debt capital. The turmoil in the credit markets has caused investors of mortgage backed securities to demand higher risk premiums. As a result, lenders have increased the cost of obtaining debt financing. In light of these challenging economic conditions, we may not be able to refinance our existing debt or secure new debt financing on favorable terms.

Government Response.  In response to current financial and economic conditions, governmental entities and financial regulators have instituted various programs, mechanisms and regulations in an effort to stabilize the credit markets and assist troubled financial institutions and borrowers. It is uncertain what effects these various programs, mechanisms and regulations will have on the credit and real estate markets and the U.S. economy in general. Furthermore, there may be additional governmental restrictions imposed on the financial markets as a result of the continued turmoil in the financial sector. Given the uncertainty of this rapidly changing regulatory environment and the unknown impact of current and potential future financial regulations and programs, we may be unable to successfully implement our current investment strategies, which could have a material impact on our operating results and financial condition. If the turmoil in the debt market continues, we may pursue new investment strategies to effectively manage and increase our portfolio. This may include targeting acquisition opportunities that require us to use little or no debt financing.

Asset Values and Opportunity.  The state of the credit markets and faltering economy could result in lower occupancy, lower rental rates and continued price or value decreases for commercial real estate assets. Although this may decrease the value of our current portfolio and the collateral securing any loan investments we may make, this may also benefit us by presenting future acquisition opportunities at depressed prices. We anticipated that these tough economic conditions would create opportunities for our company to acquire such assets at higher capitalization rates, as the real estate market adjusted downward. In the fourth quarter of 2008 and the first half of 2009, we opted not to proceed with certain acquisitions which we determined merited re-pricing. We renegotiated other deals to lower pricing points. In December 2009, we closed approximately $253,000,000 of acquisitions and as of December 31, 2009, we had cash on hand of approximately $219,001,000, which we intend to use to acquire assets that are priced at levels consistent with today’s economy. We believe that during this turbulent economic cycle, our cash on hand will provide our company with opportunities to acquire medical office buildings and other healthcare-related real estate assets at favorable pricing.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with ASC 840, Leases (“ASC 840”), formerly Statement of Financial Accounting Standards No. 13, Accounting for Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue — Principal Agent Considerations, which codified Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

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

Investments in Real Estate and Real Estate Related Assets

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

Also, we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage loan receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations (“ASC 805”), formerly Statement of Financial Accounting Standards No. 141R, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods, with respect to a below market lease. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loans payable, net on our accompanying consolidated balance sheets and amortized to interest expense over the remaining term of the assumed mortgage.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements, for a discussion of recently issued accounting pronouncements.

Acquisitions in 2009, 2008 and 2007

See Note 3, Real Estate Investments and Note 22, Subsequent Events, to our accompanying consolidated financial statements, for a discussion of our acquisitions.

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

Scheduled Lease Expirations

As of December 31, 2009, our consolidated properties were approximately 91% occupied. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2010, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

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

As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2009 and continue to comply with such regulations.

Commencing with our Annual Report on Form 10-K for the year ending December 31, 2010, we will also be required to provide an auditor attestation report regarding management’s assessment.

Results of Operations

Comparison of the Years Ended December 31, 2009, 2008, and 2007

Our operating results are primarily comprised of income derived from our portfolio of properties.

Except where otherwise noted, the change in our results of operations is primarily due to our 53 geographically diverse acquisitions, 42 geographically diverse acquisitions and 20 geographically diverse acquisitions as of December 31, 2009, 2008 and 2007, respectively.

Rental Income

For the years ended December 31, 2009, 2008 and 2007, rental income was $126,333,000, $80,415,000 and $17,626,000, respectively. For the year ended December 31, 2009, rental income was primarily comprised of base rent of $95,950,000 and expense recoveries of $24,071,000. For the year ended December 31, 2008, rental income was primarily comprised of base rent of $60,996,000 and expense recoveries of $15,367,000. For the year ended December 31, 2007, rental income was primarily comprised of base rent of $13,785,000 and expense recoveries of $3,075,000. The increase in rental income is due to the increase in the number of properties discussed above.

The aggregate occupancy for our properties was approximately 91% as of December 31, 2009 and December 31, 2008 and 89% as of December 31, 2007.

Rental Expenses

For the years ended December 31, 2009, 2008 and 2007, rental expenses were $45,024,000, $28,174,000 and $6,037,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2009	2008	2007

Real estate taxes	$14,571,000	$9,632,000	$1,689,000
Utilities	9,771,000	5,774,000	1,534,000
Building maintenance	9,099,000	5,395,000	1,321,000
Property Management fees	3,042,000	2,372,000	591,000
Administration	3,273,000	1,988,000	160,000
Grounds maintenance	2,058,000	1,320,000	348,000
Non-recoverable operating expenses	2,061,000	877,000	113,000
Insurance	982,000	679,000	210,000
Other	167,000	137,000	71,000

Total rental expenses	$45,024 ,000	$28,174,000	$6,037,000

General and Administrative Costs

For the years ended December 31, 2009, 2008 and 2007, general and administrative costs were $12,285,000, $3,261,000, and $1,335,000, respectively. General and administrative costs consisted of the following for the periods then ended:

	Years Ended December 31,
	2009		2008		2007

Professional and legal fees	2,572,000	(a)	1,398,000	(a)	620,000	(a)
Bad debt expense	966,000		442,000		11,000
Salaries	3,963,000	(b)	124,000	(b)	—	(b)
Directors’ and officers’ insurance premiums	507,000	(c)	279,000	(c)	242,000	(c)
Directors’ fees	538,000	(d)	264,000	(d)	249,000	(d)
Postage	453,000	(e)	138,000	(e)	24,000	(e)
Restricted stock compensation	816,000	(f)	130,000	(f)	96,000	(f)
Investor services	673,000	(g)	130,000	(g)	33,000	(g)
Bank charges	248,000	(h)	114,000	(h)	4,000	(h)
Corporate office overhead	887,000	(i)	—	(i)	—	(i)
Franchise and State Taxes	337,000		46,000		38,000
Other	325,000		196,000		18,000

Total general and administrative	$12,285,000		$3,261,000		$1,335,000

The increase in general and administrative of $9,024,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 and the increase of $1,926,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to the following:

(a) The increase in professional and legal fees for the year ended December 31, 2009 of $1,174,000 as compared to the year ended December 31, 2008 was due to increased fees in connection with outside consulting and legal costs. Of these fees, $1,075,000 is one-time, non-recurring costs for among other things, our transition to self-management. The increase in professional and legal fees of $778,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was primarily due to increased professional and legal fees of approximately $403,000 in connection with outside consulting in pursuit of our transition to self-management, increased audit fees of $254,000 related to our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K due to our increase in size and consulting fees of approximately $90,000 paid to Mr. Peters for the period from August 1, 2008 through October 31, 2008, in accordance with the consulting agreement dated August 28, 2008.

(b) The increase in salaries and benefits for the year ended December 31, 2009 of $3,839,000 as compared to the year ended December 31, 2008 was due to an increase in the number of employees being hired for the transition to self-management during the year ended December 31, 2009. We had one employee beginning November 14, 2008, Mr. Peters, during the year ended December 31, 2008, and no employees for the year ended 2007.

(c) The increase in directors’ and officers’ insurance premiums of $228,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 was due to increased insurance premiums due to an increase in coverage. The increase in directors’ and officers’ insurance premiums of $37,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to increased insurance premiums in the fourth quarter of 2008 due to an increase in coverage.

(d) The increase in directors’ fees for the year ended December 31, 2009 of $274,000 as compared to the year ended December 31, 2008 was due to an increased number of meetings and increased fees for these meetings as a result of amending the 2006 Independent Directors Compensation Plan on December 30, 2008 which became effective as of January 1, 2009. These amendments increased the annual retainer for each director from $36,000 to $50,000, added an additional retainer for each committee chairman of $7,500, increased the meeting fee from $1,000 to $1,500, and increased the committee meeting fee from $500 to $1,000. The increase in directors’ fees of $15,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to a full year of directors’ fees expensed in 2008 for five directors as compared to four directors for four months and five directors for eight months in 2007.

(e) The increase in postage of $314,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 and the increase in postage of $114,000 for the year ended December 31, 2008, as compared to December 31, 2007, was primarily due to increased proxy, distributions and investor statement mailings. We had approximately 36,000, 19,000 and 6,000 invested for the years ended December 31, 2009, 2008 and 2007.

(f) The increase in restricted stock compensation of $686,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 was due an increased number of restricted stock grants awarded to the officers and directors for the year ended December 31, 2009 of 165,000 shares as compared to 62,500 shares for the year ended December 31, 2008. Additionally, the amortization of grants previously awarded during 2008 and 2007 were amortized for an entire year during 2009, as compared to partial year of amortization for those grants issued during 2008. The increase in restricted stock compensation of $34,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due an increased number of restricted stock grants awarded to the officers and directors for the year ended December 31, 2008 of 62,500 shares as compared to 17,500 shares for the year ended December 31, 2007. Additionally, the amortization of grants previously awarded during 2007 were amortized for an entire year during 2008, as compared to partial year of amortization for those grants issued during 2007.

(g) The increase in investor services for the year ended December 31, 2009 of $544,000, as compared to December 31, 2008, was due to the increase in the number of stockholders as well as one-time costs of $250,000 associated with the transition to DST Systems, Inc. as our transfer agent. The increase in investor services of $97,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was primarily due to an increased number of stockholders. We had approximately 36,000, 19,000 and 6,000 investors for the years ended December 31, 2009, 2008 and 2007, respectively.

(h) The increase in bank charges of $134,000 and for the year ended December 31, 2009, as compared to the year ended December 31, 2008 and the increase in bank charges of $110,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was primarily due to having an increase in banking activity resulting from an increase in the number of assets.

(i) The increase corporate office related overhead of $887,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 is primarily the result of the establishment of our corporate offices in Scottsdale, Arizona resulting from the transition to self-management.

Asset Management Fees

For the years ended December 31, 2009, 2008 and 2007, asset management fees were $3,783,000, $6,177,000 and $1,590,000, respectively. The decrease in assets management fees of $2,394,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, is primarily a result of the reduction in this fee from 1.0% to 0.5% paid to our former advisor pursuant to the amended advisory agreement and the expiration of such agreement on September 20, 2009, which is partially offset by an increase of $1,531,000 resulting from the increase in the number of properties and other real estate related assets discussed above. After September 20, 2009, we no longer pay asset management fees to our former advisor and therefore, these costs will not recur going forward. The increase of $4,587,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 is primarily the result of the increase in the number of properties and other real estate related assets discussed above.

Acquisition Expenses

For the years ended December 31, 2009, 2008 and 2007, acquisition expenses were $15,997,000, $122,000 and $372,000, respectively. Included in these fees are acquisition-related audit fees of $79,000,

$122,000 and $372,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Acquisition-related expenses were expensed as incurred for acquisitions for the year ended December 31, 2009 in accordance with ASC 805, which codified Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. Acquisition-related expenses for the years ended December 31, 2008 and 2007 were capitalized and recorded as part of the purchase price allocations. Additionally, the decrease in acquisition-related audit fees of $43,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 and the decrease of $250,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 is primarily a result of fewer acquisitions that were subject to the provisions of Article 3-14 of Regulation S-X, which resulted in fewer acquisition-related audits.

Depreciation and Amortization

For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization was $53,595,000, $37,398,000 and $9,790,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Years Ended December 31,
	2009	2008	2007

Depreciation of properties	$32,456,000	$20,484,000	$4,616,000
Amortization of identified intangible assets	20,777,000	16,818,000	5,166,000
Amortization of lease commissions	331,000	93,000	7,000
Other	31,000	3,000	1,000

Total depreciation and amortization	$53,595,000	$37,398,000	$9,790,000

Interest Expense

For the years ended December 31, 2009, 2008 and 2007, interest expense was $23,824,000, $34,164,000 and $6,400,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2009	2008	2007

Interest expense on our mortgage loans payable	$27,036,000	$18,492,000	$4,145,000
Interest expense on our secured revolving line of credit with LaSalle and KeyBank	—	1,340,000	600,000
(Gain) loss on derivative financial instruments	(5,523,000)	12,821,000	1,377,000
Amortization of deferred financing fees associated with our mortgage loans payable	1,504,000	914,000	90,000
Amortization of deferred financing fees associated with our line of credit	381,000	377,000	80,000
Amortization of debt discount	276,000	110,000	7,000
Unused line of credit fees	150,000	108,000	17,000
Interest expense on our unsecured note payable to affiliate	—	2,000	84,000

Total interest expense	$23,824,000	$34,164,000	$6,400,000

The decrease in interest expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to the non-cash gain on mark to market adjustments we made on our interest rate swaps. We use interest rate swaps in order to minimize the impact to us of fluctuations in interest rates. To achieve our objectives, we borrow at fixed rates and variable rates. We also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements. This decrease was partially offset by an increase in our interest expense due to an increase in our mortgage loans payable to $540,028,000 as of December 31, 2009 from $460,762,000 as of December 31, 2008 and a full year of interest expense on new loans incurred in 2008. The increase in interest expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to an increase in our mortgage loans payable to $460,762,000 as of December 31, 2008 from $185,801,000 as of December 31, 2007.

Interest and Dividend Income

For the years ended December 31, 2009, 2008 and 2007, interest and dividend income was $249,000, $469,000 and $224,000, respectively. For the years ended December 31, 2009, 2008 and 2007, interest and dividend income was related primarily to interest earned on our cash investments. The decrease in our interest and dividend income in 2009 was due primarily to the use of cash investments to offset service fees as well as lower interest rates through the year. This decrease was partially offset by higher cash balances in 2009 and 2008 as compared to the previous year.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our initial offering and proposed follow-on offering operating cash flows from properties to conduct our activities. Our ability to raise funds through our initial offering and proposed follow-on offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from our offerings and from any indebtedness that we may incur.

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders.

Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations, borrowing, and the net proceeds of our offerings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, and lenders. Until we invest the majority of the proceeds of our offerings in properties and other real estate related assets, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and other real estate related assets. The number of properties we may acquire and other investments we will make will depend upon the number of our shares of our common stock sold in our initial offering and proposed follow-on offering and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate related assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offerings, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

As of December 31, 2009, we estimate that our expenditures for capital improvements will require up to approximately $30,166,000 within the next 12 months. As of December 31, 2009, we had $14,065,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of December 31, 2009, we had cash and cash equivalents of approximately $219,001,000. Additionally, as of December 31, 2009, we had unencumbered properties with a gross book value of approximately $666,450,000 that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.

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

Cash Flows

Cash flows provided by operating activities for the years ended December 31, 2009, 2008 and 2007, were $21,001,000, $20,677,000 and $7,005,000, respectively. Cash flows from operations was reduced by $15,997,000, $0 and $0 for the years ended December 31, 2009, 2008 and 2007 for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses, the comparable cash flows from operations for the year ended December 31, 2009 would have been $36,998,000. For the year ended December 31, 2009, cash flows provided by operating activities related primarily to operations from our 53 properties and two real estate related assets. For the year ended December 31, 2008, cash flows provided by operating activities related primarily to operations from our 42 properties and one real estate related asset. For the year ended December 31, 2007, cash flows provided by operating activities related primarily to operations from our 20 properties. We anticipate cash flows from operating activities will increase as we purchase more properties.

Cash flows used in investing activities for the years ended December 31, 2009, 2008 and 2007, were $454,855,000, $526,475,000 and $385,440,000, respectively. For the year ended December 31, 2009, cash flows used in investing activities related primarily to the acquisition of our 13 properties and one real estate related asset in the amount of $402,268,000. For the year ended December 31, 2008, cash flows used in investing activities related primarily to the acquisition of our 21 properties and one real estate related asset in the amount of $503,638,000. For the year ended December 31, 2007, cash flows used in investing activities related primarily to the acquisition of our 20 properties in the amount of $380,398,000. Cash flows used in investing activities is heavily dependent upon the deployment of our offering proceeds in properties and real estate related assets.

Cash flows provided by financing activities for the years ended December 31, 2009, 2008 and 2007, were $524,524,000, $628,662,000 and $383,700,000, respectively. For the year ended December 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $622,652,000 and borrowings on mortgage loans payable of $37,696,000, the payment of offering costs of

$68,360,000, distributions of $39,500,000 and principal repayments of $12,600,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $415,000 in connection with the debt financing for our acquisitions. For the year ended December 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $528,816,000 and borrowings on mortgage loans payable of $227,695,000, partially offset by net payments under our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank, of $51,801,000, the payment of offering costs of $54,339,000, distributions of $14,943,000 and principal repayments of $1,832,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $3,688,000 in connection with the debt financing for our acquisitions. For the year ended December 31, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $210,937,000, borrowings on mortgage loans payable of $148,906,000 and net borrowings under our secured revolving line of credit with LaSalle and KeyBank of $51,801,000, partially offset by principal repayments of $151,000 on mortgage loans payable, offering costs of $22,009,000 and distributions of $3,323,000. Additional cash outflows related to debt financing costs of $2,496,000 in connection with the debt financing for our acquisitions.

Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009		2008		2007

Ordinary income	$2,836,000	3.6%	$5,879,000	21.0%	$915,000	15.3%
Capital gain	—	—	—	—	—	—
Return of capital	75,223,000	96.4	22,163,000	79.0	5,081,000	84.7

Total	$78,059,000	100%	$28,042,000	100%	$5,996,000	100%

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2009, our aggregate borrowings were 38.5% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $118,847,000 of mortgage notes payable maturing in 2010, $64,596,000 have two one-year extensions available and $54,251,000 have a one-year extension available. Of the $202,138,000 of mortgage notes payable maturing in 2011, $181,678,000 have two one-year extensions available. We anticipate utilizing the extensions available to us.

Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 15, 2010 and December 31, 2009, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loans Payable, Net

See Note 7, Mortgage Loans Payable, Net and Unsecured Notes Payable to Affiliate — Mortgage Loans payable, Net, to our accompanying consolidated financial statements, for a further discussion of our mortgage loans payable, net.

Unsecured Notes Payable to Affiliate

See Note 7, Mortgage Loans Payable, Net and Unsecured Notes Payable to Affiliate — Unsecured Notes Payable to Affiliate, to our accompanying consolidated financial statements, for a further discussion of our unsecured Notes Payable to affiliate.

Line of Credit

See Note 9, Line of Credit, to our accompanying consolidated financial statements, for a further discussion of our line of credit.

REIT Requirements

In order remain qualified as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to our accompanying consolidated financial statements, for a further discussion of our commitments and contingencies.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2009, we had fixed and variable rate mortgage loans payable in the principal amount of $540,028,000, net of a discount of $2,434,000, outstanding secured by our properties. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of December 31, 2009, we believe that we were in compliance with all such covenants and requirements on $457,262,000 of our mortgage loans payable and are making appropriate adjustments to ensure ongoing compliance with certain covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account. As of December 31, 2009, the balance on our secured, revolving line of credit was zero. We will not borrow from our existing line of credit, and we are currently in the process of replacing this line of credit. One of our lenders has committed to a $35,000,000 line of credit as part of our replacement facility and we have received and are reviewing additional lender participants for such facility.

As of December 31, 2009, the weighted average interest rate on our outstanding debt was 3.94% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan as of December 31, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total

Principal payments — fixed rate debt	$2,112,000	$13,463,000	$63,859,000	$130,424,000	$209,858,000
Interest payments — fixed rate debt	12,712,000	24,669,000	21,535,000	13,345,000	72,261,000
Principal payments — variable rate debt	121,549,000	201,138,000	1,120,000	8,797,000	332,604,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2009)	8,184,000	3,913,000	373,000	14,000	12,484,000

Total	$144,557,000	$243,183,000	$86,887,000	$152,580,000	$627,207,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010 and 2011, $246,274,000 have two one-year extensions available and $54,251,000 have a one-year extension available.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

We define FFO, a non-GAAP measure, consistent with the standards established by NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

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

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Factors that impact FFO include non-cash GAAP income and expenses, one-time transition charges, timing of acquisitions, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other measurements as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO one-time transition charges and acquisition expenses, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance. Management considers the following items in the calculation of MFFO:

Acquisition expenses:  Prior to 2009, acquisition expenses were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition expenses related to business combinations are expensed. These acquisition expenses have been and will continue to be funded from the proceeds of our offerings and not from operations. We believe by excluding expensed acquisition expenses, MFFO provides useful supplemental information that is comparable for our real estate investments.

One-time transition charges:  FFO includes one-time non-recurring charges related to the cost of our transition to self-management. These items include, but are not limited to, additional legal expenses, system conversion costs, non-recurring employment costs, transitional property management costs and duplicative fees that we were contractually required to pay to our former advisor for asset management and property management during the third quarter after we completed our transition to self-management. Because MFFO excludes one-time costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on one-time, non-recurring costs.

The following is the calculation of FFO and MFFO for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
		2009		2008		2007
	2009	Per Share	2008	Per Share	2007	Per Share

Net loss	$(24,773,000)	$(0.22)	$(28,409,000)	$(0.66)	$(7,674,000)	$(0.66)
Add:
Depreciation and amortization — consolidated properties	53,595,000	0.47	37,398,000	0.87	9,790,000	0.98
Less:
Net (income) loss attributable to noncontrolling interest of limited partners	(304,000)	—	(39,000)	—	8,000	—
Depreciation and amortization related to noncontrolling interests	(204,000)	—	(205,000)	—	—	—

FFO attributable to controlling interest	$28,314,000		$8,745,000		$2,124,000

FFO per share — basic and diluted	$0.25	$0.25	$0.20	$0.20	$0.21	$0.20

Add:
Acquisition expenses	15,997,000	0.14	—	—	—	—
One-time transition charges(1)	3,718,000	0.03	—	—	—	—
MFFO attributable to controlling interest	$48,029,000		$8,745,000		$2,124,000

MFFO per share — basic and diluted	$0.43	$0.43	$0.21	$0.21	$0.21	$0.21

Weighted average common shares outstanding — basic and diluted	112,819,638	112,819,638	42,844,603	42,844,603	9,952,771	9,952,771

(1)	One-time charges relate to the cost of our transition to self-management. These items include, but are not limited to, additional legal expenses, system conversion costs, non-recurring employment costs, transitional property management costs, and duplicative fees that we were contractually required to pay our former advisor for asset management and property management during the third quarter after we completed our transition to self management.

For the year ended December 31, 2009, MFFO per share has been impacted by the increase in net proceeds realized from our initial offering. For the year ended December 31, 2009, we sold 62,696,000 shares of our common stock, increasing our outstanding shares by 83.1%. The proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in medical office buildings and other healthcare-related facilities at favorable pricing. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. We expect to invest these proceeds in higher-earning medical office buildings or other healthcare-related facility investments consistent with our investment policy to identify high quality investments. We believe this will add value to our stockholders over our longer-term investment horizon, even if this results in less current period earnings. See Note 22 Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our potential future acquisitions.

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

To facilitate understanding of this financial measure, a reconciliation of net loss to net operating income has been provided for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Net loss attributable to controlling interest	$(25,077,000)	$(28,448,000)	$(7,666,000)
Add:
General and administrative	12,285,000	3,261,000	1,335,000
Asset management expenses	3,783,000	6,177,000	1,590,00
Acquisition expenses	15,997,000	122,000	372,000
Depreciation and amortization	53,595,000	37,398,000	9,790,000
Interest expense	23,824,000	34,164,000	6,400,000
Less:
Noncontrolling interest of limited partners	304,000	39,000	(8,000)
Interest and dividend income	(249,000)	(469,000)	(224,000)

Net operating income	$84,462,000	$52,244,000	$11,589,000

Subsequent Events

See Note 22, Subsequent Events, to our accompanying consolidated financial statements, for a further discussion of our subsequent events.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The table below presents, as of December 31, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total

Fixed rate debt — principal payments	$2,112,000	$2,622,000	$10,841,000	$16,032,000	$47,827,000	$130,424,000	$209,858,000
Weighted average interest rate on maturing debt	5.77%	5.82%	5.81%	5.89%	6.48%	5.85%	5.90%
Variable rate debt — principal payments	$121,549,000	$200,224,000	$914,000	$927,000	$193,000	$8,797,000	$332,604,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2008)	2.36%	2.88%	1.73%	1.73%	1.73%	1.73%	2.03%

Mortgage loans payable were $542,462,000 ($540,028,000, net of discount) as of December 31, 2009. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.58% to 12.75% per annum and a weighted average effective interest rate of 3.94% per annum. We had $209,858,000 ($207,424,000, net of discount) of fixed rate debt, or 38.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum and $332,604,000 of variable rate debt, or 61.3% of mortgage loans payable, at a weighted average interest rate of 2.65% per annum.

As of December 31, 2009 the fair value of our fixed rate debt was $200,835,000 and the fair value of our variable rate date was $331,180,000.

As of December 31, 2009, we had fixed rate interest rate swaps or caps on all of our variable mortgage loans, thereby effectively fixing our interest rate on those mortgage loans payable.

As of December 31, 2009, there were no amounts outstanding under our secured revolving line of credit with LaSalle and KeyBank.

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

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to the individuals who are our officers and directors.

Name	Age	Position	Term of Office

Scott D. Peters	52	Chief Executive Officer, President and Chairman of the Board	Since 2006
Kellie S. Pruitt	44	Chief Accounting Officer, Secretary and Treasurer	Since 2009
Mark D. Engstrom	50	Executive Vice President — Acquisitions	Since 2009
W. Bradley Blair, II	66	Independent Director	Since 2006
Maurice J. DeWald	69	Independent Director	Since 2006
Warren D. Fix	71	Independent Director	Since 2006
Larry L. Mathis	66	Independent Director	Since 2007
Gary T. Wescombe	66	Independent Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Scott D. Peters has served as our Chairman of the Board since July 2006, Chief Executive Officer since April 2006 and President since June 2007. He served as the Chief Executive Officer of our former advisor from July 2006 until July 2008. He served as the Executive Vice President of Grubb & Ellis Apartment REIT, Inc. from January 2006 to November 2008 and served as one of its directors from April 2007 to June 2008. He also served as the Chief Executive Officer, President and a director of Grubb & Ellis from December 2007 to July 2008, and as the Chief Executive Officer, President and director of NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis, from its formation in September 2006 and as its Chairman of the Board from December 2007 to July 2008. NNN Realty Advisors became a wholly owned subsidiary of Grubb & Ellis upon its merger with Grubb & Ellis in December 2007. Mr. Peters also served as the Chief Executive Officer of Grubb & Ellis Realty Investors from November 2006 to July 2008, having served from September 2004 to October 2006, as the Executive Vice President and Chief Financial Officer. From December 2005 to January 2008, Mr. Peters also served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded REIT. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University.

Kellie S. Pruitt has served as our Chief Accounting Officer, Secretary and Treasurer and principal accounting officer since January 2009 and our principal financial officer since March 2009. She also served as our Controller for a portion of January 2009. From September 2007 to December 2008, Ms. Pruitt served as the Vice President, Financial Reporting and Compliance, for Fender Musical Instruments Corporation. Prior to joining Fender Musical Instruments Corporation in 2007, Ms. Pruitt served as a senior manager at Deloitte & Touche LLP, from 1995 to 2007, serving both public and privately held companies primarily concentrated in the real estate and consumer business industries. She graduated from the University of Texas with a B.A. degree in Accounting and is a member of the AICPA. Ms. Pruitt is a Certified Public Accountant licensed in Arizona and Texas.

Mark D. Engstrom has served as our Executive Vice President — Acquisitions since July 2009. From February 2009 to July 2009, Mr. Engstrom served as our independent consultant providing acquisition and asset management support. Mr. Engstrom has 22 years of experience in organizational leadership, acquisitions, management, asset management, project management, leasing, planning, facilities development, financing, and establishing industry leading real estate and facilities groups. From 2006 through 2009, Mr. Engstrom was the Chief Executive Officer of Insite Medical Properties, a real estate services and investment company. From

2001 through 2005, Mr. Engstrom served as a Manager of Real Estate Services for Hammes Company and created a new business unit within the company which was responsible for providing asset and property management. Mr. Engstrom graduated in 1983 from Michigan State University with a Bachelor of Arts degree in Pre-Law and Public Administration. In 1987 he graduated with a Masters Degree in Hospital and Healthcare Administration from the University of Minnesota.

W. Bradley Blair, II has served as an independent director of our company since September 2006. Mr. Blair served as the Chief Executive Officer, President and Chairman of the board of directors of Golf Trust of America, Inc. from the time of its formation and initial public offering in 1997 as a REIT until his resignation and retirement in November 2007. During such term, Mr. Blair managed the acquisition, operation, leasing and disposition of the assets of the portfolio. From 1993 until February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Currently, Mr. Blair operates the Blair Group consulting practice, which focuses on real estate acquisitions and finance. Mr. Blair earned a B.S. degree in Business from Indiana University in Bloomington, Indiana and his Juris Doctorate. degree from the University of North Carolina School of Law.

Maurice J. DeWald has served as an independent director of our company since September 2006. He has served as the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm, since 1992, where the primary focus has been in both the healthcare and technology sectors. Mr. DeWald also serves as a director of Mizuho Corporate Bank of California and as non-executive Chairman of Integrated Healthcare Holdings, Inc. Mr. DeWald also previously served as a director of Tenet Healthcare Corporation, ARV Assisted Living, Inc. and Quality Systems, Inc. From 1962 to 1991, Mr. DeWald was with the international accounting and auditing firm of KPMG, LLP, where he served at various times as an audit partner, a member of their board of directors as well as the managing partner of Orange County and Los Angeles California offices as well as its Chicago office. Mr. DeWald has served as Chairman and director of both the United Way of Greater Los Angeles and the United Way of Orange County California. Mr. DeWald holds a B.B.A. degree in Accounting and Finance from the University of Notre Dame and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a Certified Public Accountant (inactive), and is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Warren D. Fix has served as an independent director of our company since September 2006. He is the Chairman of FDW, LLC, a real estate investment and management firm. Mr. Fix also serves as a director of Clark Investment Group, Clark Equity Capital, First Financial, Inc., First Foundation Bank and Accel Networks. Until November of 2008, when he completed a process of dissolution, he served for five years as the chief executive officer of WCH, Inc., formerly Candlewood Hotel Company, Inc., having served as its Executive Vice President, chief financial officer and Secretary since 1995. During his tenure with Candlewood Hotel Company, Inc., Mr. Fix oversaw the development of a chain of extended-stay hotels, including 117 properties aggregating 13,300 rooms. From July 1994 to October 1995, Mr. Fix was a consultant to Doubletree Hotels, primarily developing debt and equity sources of capital for hotel acquisitions and refinancing. Mr. Fix has been and continues to be a partner in The Contrarian Group, a business management company since December 1992. From 1989 to December 1992, Mr. Fix served as President of The Pacific Company, a real estate investment and a development company. During his tenure at The Pacific Company, Mr. Fix was responsible for the development, acquisition and management of an apartment portfolio comprising in excess of 3,000 units From 1964 to 1989, Mr. Fix held numerous positions, including Chief Financial Officer, within The Irvine Company, a major California-based real estate firm that develops residential property, for-sale housing, apartments, commercial, industrial, retail, hotel and other land related uses. Mr. Fix was one of the initial team of ten professionals hired by The Irvine Company to initiate the development of 125,000 acres of land in Orange County, California. Mr. Fix is a Certified Public Accountant (inactive). He received his B.A. degree from Claremont McKenna College and is a graduate of the UCLA Executive Management Program, the Stanford Financial Management Program and the UCLA Anderson Corporate Director Program.

Larry L. Mathis has served as an independent director of our company since April 2007. Since 1998 he has served as an executive consultant with D. Peterson & Associates in Houston, Texas, providing counsel to select clients on leadership, management, governance, and strategy and is the author of The Mathis Maxims, Lessons in Leadership. For over 35 years, Mr. Mathis has held numerous leadership positions in organizations charged with planning and directing the future of healthcare delivery in the United States. Mr. Mathis is the founding President and Chief Executive Officer of The Methodist Hospital System in Houston, Texas, having served that institution in various executive positions for 27 years, the last 14 years before his retirement in 1997 as CEO. During his extensive career in the healthcare industry, he has served as a member of the board of directors of a number of national, state and local industry and professional organizations, including Chairman of the board of directors of the Texas Hospital Association, the American Hospital Association, and the American College of Healthcare Executives, and has served the federal government as Chairman of the National Advisory Council on Health Care Technology Assessment and as a member of the Medicare Prospective Payment Assessment Commission. From 1997 to 2003, Mr. Mathis was a member of the board of directors and Chairman of the Compensation Committee of Centerpulse, Inc., and from 2004 to present a member of the board and Chairman of the Nominating and Governance Committee of Alexion Pharmaceuticals, Inc., both U.S. publicly traded companies. Mr. Mathis received a B.A. degree in Social Sciences from Pittsburg State University and a M.A. degree in Health Administration from Washington University in St. Louis, Missouri.

Gary T. Wescombe has served as an independent director of our company since October 2006. He manages and develops real estate operating properties through American Oak Properties, LLC, where he is a principal. He is also director, Chief Financial Officer and Treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. From October 1999 to December 2001, he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe also served as a director of G REIT, Inc. from December 2001 to January 2008 and has served as chairman of the trustees of G REIT Liquidating Trust since January 2008. Mr. Wescombe received a B.S. degree in Accounting and Finance from California State University and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Board Experience

Our board of directors has diverse and extensive knowledge and expertise in industries that are of particular importance to us, including the real estate and healthcare industries. This knowledge and experience includes acquiring, financing, developing, constructing, leasing, managing and disposing of both institutional and non-institutional commercial real estate. In addition, our board of directors has extensive and broad legal, auditing and accounting experience. Our board of directors has numerous years of hands-on and executive commercial real estate experience drawn from a wide range of disciplines. Each director was nominated to the board of directors on the basis of the unique skills he brings to the board, as well as how such skills collectively enhance our board of directors. On an individual basis:

•	Our Chairman, Mr. Peters, has 20 years of experience in managing publicly traded real estate investment trusts and brings insight into all aspects of our business due to both his current role and his history with the company. His comprehensive experience and extensive knowledge and understanding of the healthcare and real estate industries has been instrumental in the creation, development and launching of our company, as well as our current investment strategy.

•	Mr. Blair provides broad real estate and legal experience, having served a variety of companies in advisory, executive and/or director roles for over 35 years, including over 10 years as CEO, president and Chairman of the board of directors of a publicly traded REIT. He also operates a consulting practice which focuses on real estate acquisitions and finance. His diverse background in other business disciplines, coupled with his deep understanding and knowledge of real estate, contributes to the quality guidance and oversight he brings to our board of directors.

•	Mr. DeWald, based on his 30 year career with the international accounting and auditing firm of KPMG LLP, offers substantial expertise in accounting and finance. Mr. DeWald also has over 15 years of experience as a director of a number of companies in the healthcare, financial, banking and manufacturing sectors.

•	Mr. Fix offers financial and management expertise, with particular industry knowledge in real estate, hospitality, agriculture and financial services. He has served in various executive and/or director roles in a number of public and private companies in the real estate, financial and technology sectors, for over 40 years.

•	Mr. Mathis brings extensive experience in the healthcare industry, having held numerous leadership positions in organizations charged with planning and directing the future of healthcare delivery in the United States for over 35 years, including serving as Chairman of the National Advisory Council on Health Care Technology Assessment and as a member of the Medicare Prospective Payment Assessment Commission. He is the founding president and CEO of The Methodist Hospital System in Houston, Texas, and has served as an executive consultant in the healthcare sector for over ten years.

•	Mr. Wescombe provides expertise in accounting, real estate investments and financing strategies, having served a number of companies in various executive and/or director roles for over 40 years in both the real estate and non-profit sectors, including almost 30 years as a partner with Ernst & Young, LLP. He currently manages and develops real estate operating properties as a principal of a real estate company.

Committees of Our Board of Directors

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, an investment committee and a risk management committee.

Audit Committee.  Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm. Under our audit committee charter, the audit committee will always be comprised solely of independent directors. The audit committee is currently comprised of Messrs Blair, DeWald, Fix, Mathis and Wescombe, all of whom are independent directors. Mr. DeWald currently serves as the chairman and has been designated as the audit committee financial expert.

Compensation Committee.  The primary responsibilities of our compensation committee are to advise the board on compensation policies, establish performance objectives for our executive officers, review and recommend to our board of directors the appropriate level of director compensation and annually review our compensation strategy and assess its effectiveness. Under our compensation committee charter, the compensation committee will always be comprised solely of independent directors. The compensation committee is currently comprised of Messrs. Blair, Fix and Wescombe, all of whom are independent directors. Mr. Wescombe currently serves as the chairman.

Nominating and Corporate Governance Committee.  The nominating and corporate governance committee’s primary purposes are to identify qualified individuals to become board members, to recommend to the board the selection of director nominees for election at the annual meeting of stockholders, to make recommendations regarding the composition of the board of directors and its committees, to assess director independence and board effectiveness, to develop and implement corporate governance guidelines and to oversee our compliance and ethics program. The nominating and corporate governance committee is currently comprised of Messrs. Blair, Fix and Mathis, all of whom are independent directors. Mr. Fix currently serves as the chairman.

Investment Committee.  Our investment committee’s primary function is to assist the board of directors in reviewing proposed acquisitions presented by our management. The investment committee has the authority to reject but not to approve proposed acquisitions, which must receive the approval of the board of directors. The investment committee is currently comprised of Messrs. Blair, Fix, Peters and Wescombe. Messrs. Blair, Fix and Wescombe are independent directors. Mr. Blair currently serves as the chairman.

Risk Management Committee.  Our risk management committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing, assessing and discussing with our management team, general counsel and auditors: (1) material risks or exposures associated with the conduct of our business; (2) internal risk management systems management has implemented to identity, minimize, monitor or manage such risks or exposures; and (3) management’s policies and procedures for risk management. The risk management committee is currently comprised of Messrs. Blair, DeWald and Mathis, all of whom are independent directors. Mr. Mathis currently serves as the chairman.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The full text of our Code of Ethics is published on our web site at www.htareit.com. We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the year ended December 31, 2009 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, under the heading “Executive Compensation” you will find a series of tables containing specific data about the compensation earned in 2009 by the following individuals, whom we refer to as our named executive officers:

•	Scott D. Peters, President, Chief Executive Officer and Chairman of the Board;

•	Kellie S. Pruitt, Chief Accounting Officer, Secretary and Treasurer; and

•	Mark D. Engstrom, Executive Vice President — Acquisitions.

Compensation Philosophy and Objectives

Our objective is to provide compensation packages that take into account the scope of the duties and responsibilities of each executive consistent with self-management. The compensation committee designed our new executive compensation packages to reflect the increased level of responsibilities and scope of duties attendant with our transition to self-management. In addition, we strive to provide compensation that rewards the achievement of specific short-, medium- and long-term strategic goals, and aligns the interests of key employees with stockholders. The compensation paid to the executives is designed to achieve the right balance of incentives and appropriately reward our executives and maximize their performance over the long-term.

Another key priority for us today and in the future is to attract, retain and motivate a top quality management team. In order to accomplish this objective, the compensation paid to our executives must be competitive in the marketplace. This is especially important given our status as a self-managed company.

In furtherance of these objectives, we refrain from using highly leveraged incentives that drive risky, short-term behavior. By rewarding short-, medium- and long-term performance, we are better positioned to achieve the ultimate objective of increasing stockholder value. To emphasize performance-based compensation, we also provide the opportunity to earn additional compensation through annual bonuses.

How We Determined our Compensation Arrangements

We established the compensation packages for our named executive officers based on the advice and recommendations of the compensation committee and, with respect to our Chief Executive Officer, independent consultants, with a view on emphasizing competitive, performance-based compensation. The compensation committee intends for the level of cash- and stock-based compensation paid to our executives to be consistent with the compensation paid by a peer group of companies. The compensation committee does not benchmark to a particular percentile within the peer group, but rather uses the peer group information to help guide its compensation decisions.

The compensation committee engaged an outside executive compensation consultant, Towers Perrin, to assist it in determining the compensation for our Chief Executive Officer. At the request of the compensation committee, Towers Perrin provided input to the compensation committee on the design and philosophy of our Chief Executive Officer’s compensation package, and reported on the competitiveness of such package in the marketplace. Towers Perrin presented information with respect to a peer group comprised of the following companies:

HCP Inc.	Medical Properties Trust, Inc.
Health Care REIT, Inc.	Cogdell Spencer Inc.
Ventas Inc.	LTC Properties Inc.
Nationwide Health Properties Inc.	Inland Western Retail Real Estate Trust Inc.*
Healthcare Realty Trust Inc.	Piedmont Office Realty Trust Inc.*
Omega Healthcare Investors, Inc.

With the exception of those companies marked with an asterisk (*), the companies included in the peer group are publicly traded healthcare REITs with median assets of about $1.9B. Those companies marked with an asterisk (*) reflect selected non-traded REITs that have made the transition to self-management.

The compensation committee furnished to Towers Perrin the 2008 NAREIT Survey, including data from five healthcare companies (Cogdell Spencer Inc., HCP, Inc., Healthcare REIT Inc., Nationwide Health Properties and Ventas Inc.). In addition to information related to the peer group identified above, Towers Perrin included information from the NAREIT Survey, as well as compensation information from REITS of all sectors with total capitalization within a range of $1B-2.99B, in its presentation to the compensation committee.

In addition to the peer group information presented by Towers Perrin, the compensation committee reviewed a smaller peer group comprised of HCP, Inc., Health Care REIT, Inc., Ventas, Inc., Nationwide Health Properties Inc. and Healthcare Realty Trust, Inc. This group represents those companies that the compensation committee considers to be most comparable to our company.

Taken as a whole, the data provided by Towers Perrin, as well as the compensation committee’s independent review of the smaller peer group described above, allows the compensation committee to “double-check” the compensation paid to our CEO against what is typical in our market.

In determining the compensation for Ms. Pruitt and Mr. Engstrom, the compensation committee relied primarily on the recommendations of Mr. Peters, as well as its general understanding of the compensation paid to similar positions within the peer group. The initial terms of Ms. Pruitt’s and Mr. Engstrom’s compensation packages were the result of negotiations between such executives and Mr. Peters in connection with recruiting them to join our company.

Elements of our Compensation Program

During 2009, the key elements of compensation for our named executive officers were base salary, annual bonus and long-term equity incentive awards, as described in more detail below. In addition to these key elements, we also provide severance protection for our named executive officers, as discussed below.

Base Salary.  Base salary provides the fixed portion of compensation for our named executive officers and is intended to reward core competence in their role relative to skill, experience and contributions to us. In connection with entering into the employment agreements, the compensation committee approved the following initial annual base salaries: Mr. Peters, $500,000; Mr. Engstrom, $275,000; and Ms. Pruitt, $180,000. The compensation committee approved an increase to Mr. Peters’ 2008 base salary in order to more closely align his base salary with our peers. However, due to the compensation committee’s focus on performance-based compensation, Mr. Peters’ base salary approximates the lower end of the scale of base salaries provided by our peer companies. To emphasize performance-based compensation, the compensation committee designed Mr. Peters’ compensation package so that the majority of his cash-based compensation may be earned through an annual bonus after the compensation committee’s assessment of his performance during the year.

As discussed above, the initial base salaries for Ms. Pruitt and Mr. Engstrom were negotiated in connection with their joining our company. Also as discussed above, a key priority for us is to attract, retain and motivate a top quality management team. In order to attract a high caliber management team, the compensation packages offered must be competitive within the market, as well as reflective of the executive’s level of skill and expected contributions. These were the guiding principles followed by Mr. Peters and the compensation committee in negotiating the compensation packages with Ms. Pruitt and Mr. Engstrom.

Annual Bonus.  Annual bonuses reward and recognize contributions to our financial goals and achievement of individual objectives. In 2009, we did not have a formal bonus program. Each of the named executive officers is eligible to earn an annual performance bonus in an amount determined at the sole discretion of the compensation committee for each year. Pursuant to the terms of their employment agreements, Mr. Peters’ initial maximum bonus is 200% of base salary. Mr. Engstrom’s and Ms. Pruitt’s initial target bonus is 100% and 60%, respectively, of base salary.

The compensation committee, together with Mr. Peters, developed a broad list of goals and objectives for 2009. The compensation committee awarded Mr. Peters the maximum bonus payable to him under his employment agreement based on its assessment of his performance during fiscal year 2009. In reviewing his performance, the compensation committee concluded that Mr. Peters accomplished, and in many cases, exceeded such goals and objectives, which included:

•	effectively leading the expansion of the company, including growing our portfolio through the acquisition of quality, performing assets;

•	successfully negotiating substantial and creative value-added transaction terms and conditions;

•	coordinating successful and competitive refinancing transactions during a time of significant dislocations in the credit markets;

•	leading our successful transition to self-management;

•	recruiting and effectively supervising our employees;

•	implementing effective risk management at all key levels of the company;

•	maintaining a strong and solid balance sheet;

•	coordinating the engagement of new, competitively-priced and performance-driven property management companies for our portfolio;

•	leading the extension of our initial offering for up to 180 days, successfully transitioning the dealer manager for our initial offering to RCS and spearheading the registration of the follow-on offering;

•	establishing and enhancing our relationships with commercial and investment banks;

•	maintaining and actively enhancing our “stockholder first,” performance- driven philosophy;

•	effectively establishing our independent brand name as an asset to our company; and

•	facilitating an open and effective dialogue with our board.

In addition to the annual bonus available under his employment agreement, after an extensive review of the peer group information and Mr. Peters’ performance in 2009, the compensation committee also awarded Mr. Peters an extraordinary bonus of $200,000. The extraordinary bonus recognizes and rewards Mr. Peters for (i) his expanded role and extraordinary efforts in providing demonstrated and effective leadership to our company, and (ii) positioning the company for continued success during recent unprecedented, difficult economic times, and in the future.

The compensation committee relied primarily on the recommendations of Mr. Peters in determining the bonus amounts for Mr. Engstrom and Ms. Pruitt. Mr. Peters’ based his recommendations on his assessment of Mr. Engstrom and Ms. Pruitt’s performance during 2009. For example, Mr. Peters considered the number of successful acquisitions that Mr. Engstrom negotiated and completed and his management of the company’s acquisitions team. Mr. Peters recommended a bonus for Ms. Pruitt in excess of the target bonus provided in her employment agreement because of her outstanding performance and significant accomplishments during 2009, including playing a key role in our transition to self-management, establishing our corporate office and infrastructure, building our accounting team and successfully transitioning our investor services operations to DST Systems, Inc. The compensation committee considered Mr. Peters’ recommendations and approved the bonuses for Mr. Engstrom and Ms. Pruitt.

Long-Term Equity Incentive Awards.  Long-term equity incentive awards are an important element of our compensation program because these awards align the interests of our named executive officers with those of our stockholders and provide a strong retentive component to the executive’s compensation arrangement. Restricted stock and restricted stock units are the primary equity award vehicle offered to our named executive officers. The compensation committee reviewed the grant practices of the peer group companies and awarded our named executive officers equity awards with a value that is consistent with the equity grants provided by the peer group.

Restricted stock has a number of attributes that makes it an attractive equity award for our CEO. The vesting schedule provides a strong retention element to Mr. Peters’ compensation package — if Mr. Peters voluntarily terminates employment, he will forfeit his unvested restricted stock. At the same time, Mr. Peters retains the attributes of stock ownership through voting rights and distributions. Given that there is no readily available market providing liquidity for our common shares, and in light of the limitation in our governing documents that poses an obstacle to our withholding shares from the restricted stock when it vests, the compensation committee designed Mr. Peters’ award so that he could elect to receive a portion of the value of the award in cash in order to satisfy his tax obligations. In addition, in connection with entering into his new employment agreement, Mr. Peters received a one-time signing-bonus of 50,000 shares of our common stock, of which Mr. Peters elected to receive 25,000 fully-vested shares of our common stock and a $250,000 cash payment. For additional information regarding these grants, see the Grants of Plan-Based Award table and the narrative following such table later in this Annual Report on Form 10-K.

We provide long-term equity incentive awards to Ms. Pruitt and Mr. Engstrom in the form of restricted stock units. Like restricted stock, the restricted stock units provide a strong retention element to their compensation packages. However, restricted stock units do not entitle the holder to distributions.

Employment Agreements.  As mentioned above, in 2009, we entered into employment agreements with Ms. Pruitt and Mr. Engstrom and a new employment agreement with Mr. Peters. In considering the appropriate terms of the employment agreements, the compensation committee focused on the increased duties and responsibilities of such individuals under self-management. Each of these executives has played and will continue to play a major role in hiring, supervising and overseeing our employees, the transition and implementation of self-management and the post-transition management of our company. In particular, as part of and as a result of this transition, the role of Mr. Peters, as our Chief Executive Officer and President, has been significantly expanded on a number of levels. Each of the employment agreements also specifies the payments and benefits to which Messrs. Peters and Engstrom and Ms. Pruitt are entitled upon a termination of employment for specified reasons. For additional information regarding the potential severance payments to our named executive officers, see “Potential Payments Upon Termination or Change in Control” later in this Annual Report on Form 10-K.

REPORT OF THE COMPENSATION COMMITTEE

Our compensation committee of our board of directors oversees our compensation program on behalf of our board. In fulfilling its oversight responsibilities, the committee reviewed and discussed with management the above Compensation Discussion and Analysis included in this report.

In reliance on the review and discussion referred to above, our compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2009, and our proxy statement on Schedule 14A to be filed in connection with our 2010 annual meeting of stockholders, each of which has been or will be filed with the SEC.

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such acts. This report is provided by the following independent directors, who constitute the committee:

Gary T. Wescombe, Chair
W. Bradley Blair, II
Warren D. Fix

Summary Compensation Table

The summary compensation table below reflects the total compensation earned by our named executive officers for the years ended December 31, 2008, and December 31, 2009. We did not employ any other executive officer other than Mr. Peters for the year ended December 31, 2008.

					Non-Equity
					Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)(5)	Compensation ($)	Compensation ($)(7)	Total ($)

Scott D. Peters	2009	504,753	1,200,000	750,000	375,000 (6)	4,935	2,834,688
Chief Executive Officer,	2008	148,333 (3)	58,333	400,000	—	2,252	608,918
President and Chairman of the Board (Principal Executive Officer)
Kellie S. Pruitt(1)	2009	168,942	125,000	250,000	—	3,022	546,964
Chief Accounting Officer, Secretary and Treasurer (Principal Financial Officer)
Mark D. Engstrom(2)	2009	252,403	110,000	400,000	—	26,589	788,992
Executive Vice President — Acquisitions

(1)	Ms. Pruitt was appointed as Chief Accounting Officer in January, 2009, as Treasurer in April, 2009, and as Secretary in July 2009.

(2)	Mr. Engstrom was appointed as Executive Vice President — Acquisitions in July, 2009.

(3)	Reflects (a) $90,000 received pursuant to Mr. Peters’ consulting arrangement with us from August 1, 2008, through October 31, 2008, and (b) $58,333 received as base salary pursuant to his 2008 employment agreement with us from November 1, 2008, through December 31, 2008.

(4)	Reflects the annual cash bonuses earned by our named executive officers for the applicable year.

(5)	Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year, determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation (“ASC Topic 718”). For information regarding the grant date fair value of awards of unrestricted stock, restricted stock and restricted stock units, see Note 14, Stockholders’ Equity (Deficit), to our accompanying consolidated financial statements.

(6)	Reflects two restricted cash awards that Mr. Peters’ elected to receive in lieu of a grant of restricted shares. Under one award, $125,000 was fully-vested on the date of grant and $375,000 remains subject to vesting. Under the second award, $250,000 fully vested at issuance. See the Grants of Plan-Based Awards table and the narrative following the Grants of Plan-Based Awards table for additional information regarding this award.

(7)	Amounts included in this column for 2009 include payments for 100% of the premiums for health care coverage under our group health plan for each of the named executive officers in the following amounts: Mr. Peters, $4,935; Ms. Pruitt, $3,022; and Mr. Engstrom, $4,935. Also includes for Mr. Engstrom relocation expenses of $21,654. Such amounts reflect the aggregate cost to us of providing the benefit.

Grants of Plan-Based Awards

The following table presents information concerning plan-based awards granted to our named executive officers for the year ended December 31, 2009. All awards were granted pursuant to the NNN Healthcare/

Office REIT, Inc. 2006 Incentive Plan (the “2006 Incentive Plan”). The narrative following the Grants of Plan-Based Awards table provides additional information regarding the awards reflected in this table.

Grants of Plan-Based Awards Table in Fiscal Year 2009

						All Other Stock
		Estimated Future Payouts under Non-Equity				Awards: Number of	Grant Date Fair
		Incentive Plan Awards(1)				Shares of Stock or	Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Units (#)	Option Awards ($)(6)

Mr. Peters	07/01/09		500,000	(1)
	07/01/09	—	—		—	25,000(2)	250,000
	07/01/09	—	—		—	50,000(3)	500,000
Ms. Pruitt	07/30/09	—	—		—	25,000(4)	250,000
Mr. Engstrom	8/31/09	—	—		—	40,000(5)	400,000

(1)	Reflects a restricted cash award pursuant to the 2006 Incentive Plan. There is no threshold, target or maximum payable pursuant to this award; instead, the award vests based on Mr. Peters’ continued service with us.

(2)	Reflects a grant of 25,000 fully-vested shares of our common stock.

(3)	Reflects a grant of 50,000 restricted shares of our common stock.

(4)	Reflects a grant of 25,000 restricted stock units.

(5)	Reflects a grant of 40,000 restricted stock units.

(6)	Computed in accordance with ASC Topic 718.

Material Terms of 2009 Compensation

We are party to an employment agreement with each of Messrs. Peters and Engstrom and Ms. Pruitt. The material terms of the employment agreements are described below.

Term.  Mr. Peters’ employment agreement is for an initial term of four and one-half years, ending on December 31, 2013. Beginning on that date, and on each anniversary thereafter, the term of the agreement automatically will extend for additional one-year periods unless either party gives prior notice of non-renewal. Mr. Engstrom’s and Ms. Pruitt’s employment agreement each has an initial term of two years, ending on June 30, 2011. At our sole discretion, Mr. Engstrom’s and Ms. Pruitt’s agreement may be extended for an additional one-year term.

Base Salary and Benefits.  The agreements provide for the following initial annual base salaries: Mr. Peters, $500,000; Mr. Engstrom, $275,000; and Ms. Pruitt, $180,000. All salaries may be adjusted from year to year in the sole discretion of the compensation committee, provided that Mr. Peters’ base salary may not be reduced. The agreements provide that each of the executives will be eligible to earn an annual performance bonus in an amount determined at the sole discretion of the compensation committee for each year. Mr. Peters’ initial maximum bonus is 200% of base salary. Mr. Engstrom’s and Ms. Pruitt’s initial target bonus is 100% and 60%, respectively, of base salary. Each executive is entitled to all employee benefits and perquisites made available to our senior executives, provided that we will pay 100% of the premiums for each executive’s health care coverage under our group health plan. Mr. Engstrom also received relocation expenses (up to a maximum of $30,000) in connection with his move from Colorado to Arizona.

Equity Grants.  Messrs. Peters and Engstrom and Ms. Pruitt received equity grants in connection with entering into their employment agreements. The equity awards have been or will be granted under and pursuant to the terms and conditions of the 2006 Incentive Plan. Pursuant to the terms of his employment agreement, on July 1, 2009, Mr. Peters was entitled to the following equity grants:

•	Fully-Vested Shares. Mr. Peters was entitled to receive a grant of 50,000 fully-vested shares. Pursuant to the terms of his employment agreement, Mr. Peters elected to receive a $250,000 cash payment, in lieu of one-half of such shares, and 25,000 fully-vested shares.

•	Fiscal 2009 Restricted Shares. Mr. Peters was entitled to receive a grant of 100,000 restricted shares of our common stock. Pursuant to the terms of his employment agreement, Mr. Peters elected to receive a restricted cash award in lieu of 50,000 restricted shares, as described below. The restricted shares vest as follows: 12,500 on July 1, 2009 (the date of grant); 12,500 on July 1, 2010; 12,500 on July 1, 2011; and 12,500 on July 1, 2012, provided Mr. Peters is employed by us on each such vesting date.

•	Fiscal 2009 Restricted Cash Award. As described above, Mr. Peters elected to receive a restricted cash award in lieu of 50,000 restricted shares. The restricted cash award is equal to $500,000, the fair market value of the foregone restricted shares on the date of grant, and is subject to the same restrictions and vesting schedule as the foregone restricted shares. Accordingly, the restricted cash award vests as follows: $125,000 vested on July 1, 2009 (the date of grant), $125,000 on July 2, 2010; $125,000 on July 1, 2011; and $125,000 on July 1, 2012, provided Mr. Peters is employed by us on each such vesting date.

•	Future Restricted Share Grants and Restricted Cash Awards. Pursuant to the terms of his employment agreement, Mr. Peters is entitled to receive on each of the first three anniversaries of the effective date of the agreement, an additional 100,000 restricted shares of our common stock, which will vest in equal installments on the grant date and on each anniversary of the grant date during the balance of the term of the employment agreement, provided he is employed by us on each such vesting date. As with the 2009 grant, Mr. Peters may in his sole discretion elect to receive a restricted cash award in lieu of up to one-half of each grant of restricted shares (i.e., up to 50,000 shares), which restricted cash award will be equal to the fair market value of the foregone restricted shares and will be subject to the same restrictions and vesting schedule as the foregone restricted shares.

Pursuant to the terms of his employment agreement, on August 31, 2009, Mr. Engstrom received a grant of 40,000 restricted stock units. The restricted stock units will vest and convert to shares of our common stock in equal annual installments of 33 1/3% each, on the first, second and third anniversaries of the date of grant, provided he is employed by us on each such vesting date.

Pursuant to the terms of her employment agreement, on July 30, 2009, Ms. Pruitt received a grant of 25,000 restricted stock units. The restricted stock units will vest and convert to shares of our common stock in equal annual installments of 33 1/3% each, on the first, second and third anniversaries of the date of grant, provided she is employed by us on each such vesting date.

Mr. Peters’ shares of restricted stock and restricted cash award(s) and Mr. Engstrom’s and Ms. Pruitt’s restricted stock units will become immediately vested and, with respect to the restricted stock units, convert to shares of our common stock, upon the earlier occurrence of (1) their termination of employment by reason of death or disability, (2) their termination of employment by us without cause or by the executive for good reason (as such terms are defined in the employment agreement), or (3) a change in control (as defined in the 2006 Incentive Plan).

Severance.  Each of the employment agreements also specifies the payments and benefits to which Messrs. Peters and Engstrom and Ms. Pruitt are entitled upon a termination of employment for specified reasons. See “Potential Payments Upon Termination or Change in Control,” later in this Annual Report on Form 10-K, for a description of these benefits.

Outstanding Equity Awards

The following table presents information concerning outstanding equity awards held by our named executive officers as of December 31, 2009. Our named executive officers do not hold any option awards.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Stock Awards
	Number of Shares or Units of	Market Value of Shares or
	Stock That Have	Units of Stock That Have Not
Name	Not Vested (#)	Vested ($)(5)

Mr. Peters	26,667(1)	266,670
	37,500(2)	375,000
Ms. Pruitt	25,000(3)	250,000
Mr. Engstrom	40,000(4)	400,000

(1)	Reflects restricted shares of our common stock, which vest and become non-forfeitable in equal installments on each of November 14, 2010, and November 14, 2011, provided Mr. Peters is employed by us on each such vesting date.

(2)	Reflects restricted shares of our common stock, which vest and become non-forfeitable in equal installments on each of July 1, 2010, July 1, 2011 and July 1, 2012, provided Mr. Peters is employed by us on each such vesting date.

(3)	Reflects restricted stock units, which vest in equal annual installments on each of July 30, 2010, July 30, 2011, and July 30, 2012, provided Ms. Pruitt is employed by us on each such vesting date.

(4)	Reflects restricted stock units, which vest in equal annual installments on each of August 31, 2009, August 31, 2010, and August 31, 2011, provided Mr. Engstrom is employed by us on each such vesting date.

(5)	Calculated using the per share price of shares of our common stock as of the close of business on December 31, 2009, based upon the price per share offered in our initial public offering ($10).

Option Exercises and Stock Vested

The following table shows the number of shares acquired and the value realized upon vesting of stock awards for each of the named executive officers. Our named executive officers do not hold any option awards.

Stock Vested in Fiscal Year 2009

	Stock Awards
	Number of Shares		Value Realized
Named Executive Officer	Acquired on Vesting (#)		on Vesting ($)

Mr. Peters	13,333	(1)	133,330
	37,500	(2)	375,000
Ms. Pruitt	—		—
Mr. Engstrom	—		—

(1)	Reflects shares that vested pursuant to the terms of Mr. Peters’ restricted stock grant on November 14, 2008.

(2)	Reflects shares that vested pursuant to the terms of Mr. Peters’ restricted stock grant on July 1, 2009.

Potential Payments Upon Termination or Change in Control

Summary of Potential Payments Upon Termination of Employment.  As mentioned earlier in this Annual Report on Form 10-K, we are party to an employment agreement with each of our named executive officers, which provide benefits to the executive in the event of his or her termination of employment under certain conditions. The amount of the benefits varies depending on the reason for the termination, as explained below.

Termination without Cause; Resignation for Good Reason.  If we terminate the executive’s employment without Cause, or he or she resigns for Good Reason (as such terms are defined in the employment agreement), the executive will be entitled to the following benefits:

•	in the case of Mr. Peters, a lump sum severance payment equal to (a) the sum of (1) three times his then-current base salary plus (2) an amount equal to the average of the annual bonuses earned prior to the termination date (if termination occurs in the first year, the bonus will be calculated at $1,000,000), multiplied by (b) (1) if the date of termination occurs during the initial term, the greater of one, or the number of full calendar months remaining in the initial term, divided by 12, or (2) if the date of termination occurs during a renewal term after December 31, 2013, 1; provided that in no event may the severance benefit be less than $3,000,000;

•	in the case of Mr. Engstrom and Ms. Pruitt, a lump sum severance payment equal to two times his or her then-current base salary;

•	continued health care coverage under COBRA for 18 months, in the case of Mr. Peters, or six months, in the case of Mr. Engstrom and Ms. Pruitt, with all premiums paid by us; and

•	immediate vesting of Mr. Peters’ shares of restricted stock and restricted cash award(s) and Mr. Engstrom’s and Ms. Pruitt’s restricted stock units.

“Cause,” as defined in the employment agreements, generally means: (i) the executive’s conviction of or entering into a plea of guilty or no contest to a felony or a crime involving moral turpitude or the intentional commission of any other act or omission involving dishonesty or fraud that is materially injurious to us; (ii) the executive’s substantial and repeated failure to perform his or her duties; (iii) with respect to Ms. Pruitt and Mr. Engstrom, gross negligence or willful misconduct in the performance of the executive’s duties which materially injures us or our reputation; or (iv) with respect to Ms. Pruitt and Mr. Engstrom, the executive’s willful breach of the material covenants of his or her employment agreement.

“Good Reason,” as defined in Mr. Peters’ employment agreement generally means, in the absence of his written consent: (i) a material diminution in his authority, duties or responsibilities; (ii) a material diminution in the his base salary; (iii) relocation more than 35 miles from Scottsdale, Arizona; or (iv) a material diminution in the authority, duties, or responsibilities of the supervisor to whom he is required to report, including a requirement that he report to a corporate officer or employee instead of reporting directly to the Board. “Good Reason” as defined in Ms. Pruitt’s and Mr. Engstrom’s employment agreements, generally means, in the absence of a written consent of the executive: (i) except for executive nonperformance, a material diminution in the executive’s authority, duties or responsibilities (provided that this provision will not apply if executive’s then-current base salary is kept in place) or (ii) except in connection with a material decrease in our business, a diminution in the executive’s base salary in excess of 30%.

Disability.  If we terminate the executive’s employment by reason of his or her disability, in addition to receiving his or her accrued rights, such as earned but unpaid base salary and any earned but unpaid benefits under company incentive plans, the executive will be entitled to continued health care coverage under COBRA, with all premiums paid by us, for 18 months, in the case of Mr. Peters, or six months, in the case of Mr. Engstrom or Ms. Pruitt. In addition, Mr. Peters’ shares of restricted stock and restricted cash award(s) and Mr. Engstrom’s and Ms. Pruitt’s restricted stock units will become immediately vested.

Death; For Cause; Resignation without Good Reason.  In the event of a termination due to death, cause or resignation without good reason, an executive will receive his or her accrued rights, but he or she will not be entitled to receive severance benefits under the agreement. In the event of the executive’s death, Mr. Peters’

shares of restricted stock and restricted cash award(s) and Mr. Engstrom’s and Ms. Pruitt’s restricted stock units will become immediately vested.

Non-Compete Agreement.  Each of Messrs. Peters and Engstrom and Ms. Pruitt entered into a non-compete and non-solicitation agreement with us. These agreements generally require the executives to refrain from competing with us within the United States and soliciting our customers, vendors, or employees during employment through the occurrence of a liquidity event. The agreements also limit the executives’ ability to disclose or use any of our confidential business information or practices.

The following table summarizes the value of the termination payments and benefits that each of our named executive officers would receive if he or she had terminated employment on December 31, 2009 under the circumstances shown. The amounts shown in the tables do not include accrued but unpaid salary, earned annual bonus for 2009, or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

	Termination for	Termination without
	Cause or	Cause or
	Resignation without	Resignation For
	Good Reason ($)	Good Reason ($)	Death ($)	Disability ($)

Mr. Peters
Cash Severance(1)	$—	$10,000,000	$—	$—
Benefit Continuation(2)	—	20,448	—	20,448
Value of Unvested Equity Awards(3)	—	641,670	641,670	641,670
Value of Unvested Restricted Cash		375,000	375,000	375,000
Awards(4)
TOTAL	$0	$11,037,118	$1,016,670	$1,037,118
Ms. Pruitt
Cash Severance	$—	$360,000	$—	$—
Benefit Continuation(2)	—	7,402	—	7,402
Value of Unvested Equity Awards(3)	—	250,000	250,000	250,000
TOTAL	$0	$617,402	$250,000	$257,402
Mr. Engstrom
Cash Severance	$—	$550,000	$—	$—
Benefit Continuation(2)	—	7,402	—	7,402
Value of Unvested Equity Awards(3)	—	400,000	400,000	400,000
TOTAL	$0	$957,402	$400,000	$407,402

(1)	Represents cash severance payment based on a termination without Cause or a resignation for Good Reason. Such cash severance is calculated using the following formula (as discussed above) based on a termination date of December 31, 2009: (a) the sum of (1) three times his then-current base salary plus (2) an amount equal to the average of the annual bonuses earned prior to the termination date (if termination occurs in the first year, the bonus will be calculated at $1,000,000), multiplied by (b)(1) if the date of termination occurs during the initial term, the greater of one, or the number of full calendar months remaining in the initial term, divided by 12, or (2) if the date of termination occurs during a renewal term after December 31, 2013, 1.

(2)	Represents company-paid COBRA for medical and dental coverage based on 2010 rates for 18 months, in the case of Mr. Peters, or six months, in the case of Mr. Engstrom and Ms. Pruitt.

(3)	Represents the value of unvested equity awards that vest upon the designated event. Pursuant to the 2006 Incentive Plan, equity awards vest upon the executive’s termination of service with us due to death or disability or upon their termination by us without cause or their resignation for good reason. Awards of restricted stock and restricted stock units are valued as of year-end 2009 based upon the fair market value of our common stock on December 31, 2009, the last day in our 2009 fiscal year ($10).

(4)	Represents the value of the unvested restricted cash award (which Mr. Peters elected to receive in lieu of 50,000 restricted shares, as described above under “Material Terms of 2009 Compensation”).

Summary of Potential Payments upon a Change in Control.  Pursuant to the 2006 Incentive Plan, equity awards, and Mr. Peters’ restricted cash award, vest upon the occurrence of a change in control of our company. The 2006 Incentive Plan generally provides that a Change in Control occurs upon the occurrence of any of the following: (1) when our incumbent board of directors cease to constitute a majority of the board of directors; (2) except in the case of certain issuances or acquisitions of stock, when any person acquires a 25% or more ownership interest in the outstanding combined voting power of our then outstanding securities; or (3) the consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets, unless (a) the beneficial owners of our combined voting power immediately prior to the transaction continue to own 50% or more of the combined voting power of our then outstanding securities, (b) no person acquires a 25% or more ownership interest in the combined voting power of our then outstanding securities, and (c) at least a majority of the members of the board of directors of the surviving corporation were incumbent directors at the time of approval of the corporate transaction. In the event that a Change in Control occurs which results in a Good Reason (as defined above) resignation by Mr. Peters, Mr. Engstrom, and/or Ms. Pruitt such resigning employee(s) shall be entitled to the severance benefits set forth above.

The following table summarizes the value of the payments that each of our named executive officers would receive if a change in control occurred on December 31, 2009, regardless of whether the executive incurs a termination of employment. Should a termination of employment occur upon a change in control, the executive would be paid benefits pursuant to Termination without Cause as previously described.

Mr. Peters
Value of Unvested Equity Awards(1)	$641,670
Value of Unvested Restricted Cash Awards(2)	$375,000
TOTAL	$1,016,670
Ms. Pruitt
Value of Unvested Equity Awards(1)	$250,000
TOTAL	$250,000
Mr. Engstrom
Value of Unvested Equity Awards(1)	$400,000
TOTAL	$400,000

(1)	Represents the value of unvested awards of restricted stock and restricted stock units, as applicable, which are valued as of year-end 2009 based upon the fair market value of our common stock on December 31, 2009, the last day in our 2009 fiscal year ($10).

(2)	Represents the value of the unvested restricted cash award (which Mr. Peters elected to receive in lieu of 50,000 restricted shares, as described above under “Material Terms of 2009 Compensation”).

The Risk Management Committee reviews our compensation policies and practices as a part of its overall review of the material risks or exposures associated with our internal and external exposures. Through its continuous process of review, we have concluded that our compensation policies are not reasonably likely to have a material adverse effect on us.

Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan, as amended, our independent directors received the following forms of compensation during 2009:

Annual Retainer.  Our independent directors receive an annual retainer of $50,000.

Annual Retainer, Committee Chairman.  The chairman of each board committee (including the audit committee, the compensation committee, the nominating and corporate governance committee, the investment committee and the risk management committee) receives an additional annual retainer of $7,500.

Meeting Fees.  Our independent directors receive $1,500 for each board meeting attended in person or by telephone and $1,000 for each committee meeting attended in person or by telephone. An additional $1,000 is paid to the committee chair for each committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

Equity Compensation.  Upon initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock, and an additional 5,000 shares of restricted common stock upon his or her subsequent election each year. The shares of restricted common stock vest as to 20% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

Expense Reimbursement.  We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors.

Independent directors do not receive other benefits from us. Our non-independent director, Mr. Peters, does not receive any compensation in connection with his service as a director.

The following table sets forth the compensation earned by our independent directors for the year ended December 31, 2009:

Director Compensation Table for 2009

	Fees Earned or	Stock Awards	Total
Name	Paid in Cash ($)	($)(1)	($)

W. Bradley Blair, II	110,500	33,333	142,333
Maurice J. DeWald	105,000	33,333	138,333
Warren D. Fix	105,000	33,333	138,333
Larry L. Mathis	94,000	33,333	127,333
Gary T. Wescombe	106,000	33,333	139,333

(1)	Reflects the aggregate grant date fair value of restricted stock awards granted to the directors, determined in accordance with ASC Topic 718. For information regarding the grant date fair value of awards of unrestricted stock, restricted stock and restricted stock units, see Note 14, Stockholders’ Equity (Deficit), to our accompanying consolidated financial statements. On August 31, 2009, each of the independent directors received 5,000 shares of restricted stock. The aggregate number of shares of restricted common stock held by each independent director as of December 31, 2009 is as follows: Mr. Blair, 7,500; Mr. DeWald, 7,500; Mr. Fix, 7,500; Mr. Mathis, 8,500; and Mr. Wescombe, 7,500.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe, all of whom are independent directors, served on our compensation committee. None of them was an officer or employee of our company in 2009 or any time prior thereto. During 2009, none of the members of the compensation committee had any relationship with our company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or compensation committee, or similar committee, of another entity, one of whose executive officer(s) served as a member of our board of directors or our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 3, 2010, the number of shares of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our named executive officers and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 91,264,688 shares of our common stock outstanding as of March 3, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Scott D. Peters(2)	115,000	*
Kellie Pruitt	—	—

Mark D. Engstrom	—	—

W. Bradley Blair, II(2)	15,000	*
Maurice J. DeWald(2)	15,000	*
Warren D. Fix(2)	17,374	*
Larry L. Mathis(2)	20,525	*
Gary T. Wescombe(2)	15,000	*

All directors and executive officers as a group (8 persons)	197,899	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Healthcare Trust of America, Inc., The Promenade, 16427 North Scottsdale Road, Suite 440, Scottsdale, Arizona 85254.

(2)	Includes vested and non-vested shares of restricted common stock.

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

(1)	On September 20, 2006, October 4, 2006, April 12, 2007, June 12, 2007, June 17, 2008, and August 31, 2009 we granted 15,000 shares, 5,000 shares, 5,000 shares, 12,500 shares 12,500 shares, and 25,000 respectively, of restricted common stock, as defined in our 2006 Incentive Plan, to our independent directors under the 2006 Independent Directors Compensation Plan. On November 14, 2008, July 1, 2009,

July 30, 2009, and August 31, 2009, we also granted 40,000 shares of restricted common stock to Scott D. Peters, our Chief Executive Officer, President and Chairman of the board of directors, 25,000 shares of restricted shares to Kellie Pruitt, our Chief Accounting Officer, Treasurer and Secretary, and 40,000 shares of restricted common stock to Mark Engstrom, our Executive Vice President — Acquisitions, under our 2006 Incentive Plan. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Fees and Expenses Paid to Affiliates

See Note 12, Related Party Transactions, to our accompanying consolidated financial statements, for a further discussion of our related party transactions.

Certain Conflict Resolution Restrictions and Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter contains restrictions and conflict resolution procedures relating to transactions we enter into with our directors or their respective affiliates. These restrictions and procedures include, among others, the following:

•	We will not purchase or lease any asset (including any property) in which any of our directors or any of their affiliates has an interest without a determination by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value.

•	We will not sell or lease assets to any of our directors or any of their affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

•	We will not make any loans to any of our directors or any of their affiliates. In addition, any loans made to us by our directors or any of their affiliates must be approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	We will not invest in any joint ventures with any of our directors or any of their affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction determine the transaction is fair and reasonable to us and on substantially the same terms and conditions as those received by other joint ventures.

Director Independence

We have a six-member board of directors. One of our directors, Mr. Peters, is employed by us and we do not consider him to be an independent director. Our remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter is available on our web site at www.htareit.com. Our charter provides that a majority of the directors must be “independent directors.”

Each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock

Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP has served as our independent auditors since April 24, 2006 and audited our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

The following table lists the fees for services billed by our independent auditors in 2009 and 2008:

Services	2009	2008

Audit Fees(1)	$1,221,000	$448,000
Audit related fees(2)	—	—
Tax fees(3)	77,000	19,000
All other fees	—	—

Total	$1,298,000	$467,000

(1)	Audit fees billed in 2009 and 2008 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offering.

(2)	Audit related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2009 are submitted herewith:

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three years ended December 31, 2009, 2008 and 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements due to recent accounting pronouncements that became effective on January 1, 2009, the Company changed its method of accounting of acquisition costs in business combinations.

/s/ Deloitte & Touche LLP

Phoenix, AZ
March 15, 2010

Healthcare Trust of America, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

	December 31,
	2009	2008

ASSETS
Real estate investments, net	$1,149,789,000	$810,920,000
Real estate notes receivable, net	54,763,000	15,360,000
Cash and cash equivalents	219,001,000	128,331,000
Accounts and other receivables, net	10,820,000	5,428,000
Restricted cash and escrow deposits	14,065,000	7,747,000
Identified intangible assets, net	203,222,000	134,623,000
Other assets, net	21,875,000	11,514,000

Total assets	$1,673,535,000	$1,113,923,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$540,028,000	$460,762,000
Accounts payable and accrued liabilities	30,471,000	21,919,000
Accounts payable due to former affiliates, net	4,776,000	3,063,000
Derivative financial instruments	8,625,000	14,198,000
Security deposits, prepaid rent and other liabilities	7,815,000	4,582,000
Identified intangible liabilities, net	6,954,000	8,128,000

Total liabilities	598,669,000	512,652,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners (Note 13)	3,549,000	1,951,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 140,590,686 and 75,465,437 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,405,000	755,000
Additional paid-in capital	1,251,996,000	673,351,000
Accumulated deficit	(182,084,000)	(74,786,000)

Total stockholders’ equity	1,071,317,000	599,320,000

Total liabilities and equity	$1,673,535,000	$1,113,923,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007

Revenues:
Rental income	$126,333,000	$80,415,000	$17,626,000
Interest income from real estate notes receivable	3,153,000	3,000	—

Total revenues	129,486,000	80,418,000	17,626,000
Expenses:
Rental expenses	45,024,000	28,174,000	6,037,000
General and administrative expenses	12,285,000	3,261,000	1,335,000
Asset management fees	3,783,000	6,177,000	1,590,00
Acquisition expenses (Note 2)	15,997,000	122,000	372,000
Depreciation and amortization	53,595,000	37,398,000	9,790,000

Total expenses	130,684,000	75,132,000	19,124,000

Income (loss) before other income (expense)	(1,198,000)	5,286,000	(1,498,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured notes payable to affiliate	—	(2,000)	(84,000)
Interest expense related to mortgage loans payable and line of credit	(29,347,000)	(21,341,000)	(4,939,000)
Gain (Loss) on derivative financial instruments	5,523,000	(12,821,000)	(1,377,000)
Interest and dividend income	249,000	469,000	224,000

Net Loss	$(24,773,000)	$(28,409,000)	$(7,674,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	(304,000)	(39,000)	8,000

Net (loss) income attributable to controlling interest	$(25,077,000)	$(28,448,000)	$(7,666,000)

Net loss per share — basic and diluted	$(0.22)	$(0.66)	$(0.77)

Weighted average number of shares outstanding — basic and diluted	112,819,638	42,844,603	9,952,771

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity (Deficit)

BALANCE — December 31, 2006	20,200	—	53,000	—	(242,000)	(189,000)
Issuance of common stock	21,130,370	211,000	210,835,000	—	—	211,046,000
Issuance of vested and nonvested restricted common stock	17,500	—	35,000	—	—	35,000
Offering costs	—	—	(23,120,000)	—	—	(23,120,000)
Amortization of nonvested common stock compensation	—	—	61,000	—	—	61,000
Issuance of common stock under the DRIP	281,381	3,000	2,670,000	—	—	2,673,000
Distributions	—	—	—	—	(7,250,000)	(7,250,000)
Net loss attributable to controlling interest	—	—	—	—	(7,666,000)	(7,666,000)

BALANCE — December 31, 2007	21,449,451	214,000	190,534,000	—	(15,158,000)	175,590,000
Issuance of common stock	52,694,439	528,000	525,824,000	—	—	526,352,000
Issuance of vested and nonvested restricted common stock	52,500	—	25,000	—	—	25,000
Offering costs	—	—	(55,146,000)	—	—	(55,146,000)
Amortization of nonvested common stock compensation	—	—	105,000	—	—	105,000
Issuance of common stock under the DRIP	1,378,795	14,000	13,085,000	—	—	13,099,000
Repurchase of common stock	(109,748)	(1,000)	(1,076,000)	—	—	(1,077,000)
Distributions	—	—	—	—	(31,180,000)	(31,180,000)
Net loss attributable to controlling interest	—	—	—	—	(28,448,000)	(28,448,000)

BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	—	$(74,786,000)	$599,320,000

Issuance of common stock	62,696,254	627,000	622,025,000	—		(622,652,000)
Issuance of vested restricted common stock, net, and related compensation	42,500	—	425,000	—	—	425,000
Issuance of nonvested restricted common stock	57,500	—	—	—	—	—
Offering costs	—	—	(64,793,000)	—	—	(64,793,000)
Amortization of nonvested common stock compensation	—	—	391,000	—	—	391,000
Issuance of common stock under the DRIP	4,059,006	40,000	38,519,000	—	—	38,559,000
Repurchase of common stock	(1,730,011)	(17,000)	(16,249,000)	—	—	(16,266,000)
Distributions	—	—	—	—	(82,221,000)	(82,221,000)
Adjustment to redeemable noncontrolling interests	—	—	(1,673,000)	—	—	(1,673,000)
Net loss attributable to controlling interest	—	—	—	—	(25,077,000)	(25,077,000)

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	—	$(182,084,000)	$1,071,317,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009		2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(24,773,000)	$(28,409,000)	$(7,674,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable and lease inducements)		48,808,000	35,617,000	9,466,000
Stock based compensation, net of forfeitures		816,000	130,000	96,000
Loss on property insurance settlements		6,000	90,000	—
Bad debt expense		965,000	442,000	—
Change in fair value of derivative financial instruments		(5,523,000)	12,822,000	1,377,000
Changes in operating assets and liabilities:
Accounts and other receivables, net		(5,167,000)	(4,261,000)	(1,114,000)
Other assets		(3,959,000)	(1,076,000)	(655,000)
Accounts payable and accrued liabilities		4,856,000	5,578,000	4,721,000
Accounts payable due to former affiliates, net		3,631,000	(176,000)	927,000
Security deposits, prepaid rent and other liabilities		1,341,000	(80,000)	(139,000)

Net cash provided by operating activities		21,001,000	20,677,000	7,005,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties		(402,268,000	(503,638,000)	(380,398,000)
Acquisition of real estate notes receivable and related options		(37,135,000)	(15,000,000)	—
Acquisition costs related to real estate notes receivable		(555,000)	(338,000)	—
Capital expenditures		(9,060,000)	(4,478,000)	(437,000)
Restricted cash and escrow deposits		(6,318,000)	(3,142,000)	(4,605,000)
Proceeds from insurance settlement		481,000	121,000	—

Net cash used in investing activities		(454,855,000)	(526,475,000)	(385,440,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable		37,696,000	227,695,000	148,906,000
Borrowings on unsecured notes payable to affiliate		—	6,000,000	19,900,000
(Payments) borrowings under the line of credit, net		—	(51,801,000)	51,801,000
Payments on mortgage loans payable		(11,671,000)	(1,832,000)	(151,000)
Payments on unsecured notes payable to affiliate		—	(6,000,000)	(19,900,000)
Proceeds from issuance of common stock		622,652,000	528,816,000	210,937,000
Deferred financing costs		(415,000)	(3,688,000)	(2,496,000)
Security deposits		767,000	127,000	35,000
Repurchase of common stock		(16,266,000)	(1,077,000)	—
Payment of offering costs		(68,360,000)	(54,339,000)	(22,009,000)
Distributions		(39,500,000)	(14,943,000)	(3,323,000)
Distributions to noncontrolling interest of limited partner		(379,000)	(296,000)	—

Net cash provided by financing activities		524,524,000	628,662,000	383,700,000

NET CHANGE IN CASH AND CASH EQUIVALENTS		90,670,000	122,864,000	5,265,000
CASH AND CASH EQUIVALENTS — Beginning of period		128,331,000	5,467,000	202,000

CASH AND CASH EQUIVALENTS — End of period		$219,001,000	$128,331,000	$5,467,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest		$27,623,000	$19,323,000	$4,328,000
Income taxes		$337,000	$45,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures		$1,783,000	$2,112,000	$609,000
The following represents the significant increase in certain assets & liabilities in connection with our acquisitions of real estate investments & notes receivable:
Mortgage loan payable, net		$52,965,000	$48,989,000	$37,039,000
Non controlling interest		—	—	2,899,000
Financing Activities:
Issuance of common stock under the DRIP		$38,559,000	$13,099,000	$2,673,000
Distributions declared but not paid		$8,555,000	$4,393,000	$1,254,000
Accrued offering costs to former affiliate		$—	$1,918,000	$1,111,000
Accrued deferred financing costs		$—	$29,000	$—
Receivable from transfer agent for issuance of common stock	$		$—	$109,000
Adjustment to redeemable noncontrolling interests		$1,673,000	$883,000	—
Security deposits required		$395,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

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

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The initial offering will expire no later than March 19, 2010. As of December 31, 2009, we had received and accepted subscriptions in our initial offering for 136,958,459 shares of our common stock, or $1,368,087,211, excluding shares of our common stock issued under the DRIP.

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

As of December 31, 2009, we had made 53 geographically diverse acquisitions which includes 160 medical office buildings, six hospitals, nine skilled nursing and assisted living facilities and four other office buildings, all of which comprise 7,407,000 square feet of gross leasable area, or GLA, and two real estate related assets for an aggregate purchase price of $1,460,311,000 in 21 states.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, Consolidation (“ASC 810”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2009 and December 31, 2008, we owned greater than a 99.99% general partnership interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of December 31, 2009 and December 31, 2008, owned less than a 0.01% limited partnership interest in our operating partnership. Our former advisor may be entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership, subject to a number of conditions. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.

The consolidated financial statements and notes have been prepared consistently with the Annual Report on Form 10-K for the period ended December 31, 2008 and Quarterly Report on Form 10-Q for the period ended September 30, 2009. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for our non-controlling interests in consolidated entities.

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with ASC 840, Leases (“ASC 840”), formerly Statement of Financial Accounting Standards, or Statement of Financial Accounting Standards No. 13, Accounting for Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue — Principal Agent Considerations, which codified Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As December 31, 2009, 2008 and 2007, we had $1,222,000, $416,000 and $7,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2009, 2008 and 2007, $966,000, $442,000 and $11,000, respectively, of receivables was directly written off to bad debt expense.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations (“ASC 805”), which codified Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods, with respect to a below market lease. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loans payable, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Real Estate Investments, Net

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

Recoverability of Real Estate Investments

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the years ended December 31, 2009, 2008 and 2007, there were no impairment losses recorded.

Real Estate Notes Receivable, Net

Real estate notes receivable consist of mortgage loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are collateralized by interests in real property. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

Derivative Financial Instruments

We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. In addition to these instruments, our financial statements reflect a derivative instrument related to a contractual participation interest in the potential sale of the Rush Medical Office Building, which serves to secure a Note Receivable acquired by us on December 1, 2009. We do not enter into derivative instruments for speculative purposes.

Derivatives are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value in accordance with ASC 815, Derivatives and Hedging, (“ASC 815”), which codified Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC 815, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statements of operations in the period of change.

Fair Value Measurements

On January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which codified Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. We have provided these disclosures in Note 15, Fair Value of Financial Instruments.

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

Stock Compensation

We follow ASC 718, Compensation — Stock Compensation, which codified Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 14, Stockholders’ Equity (Deficit) — 2006 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under our 2006 Incentive Plan.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us.

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

We follow ASC 740-10, Income Taxes (“ASC 740-10”), which codified FASB Interpretation No. 48, Accounting for Uncertainty Income Taxes — an interpretation of FASB Statement No. 109, and requires us to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on. We do not have any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Segment Disclosure

ASC 280, Segment Reporting (“ASC 280”), which codified Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.

Recently Issued Accounting Pronouncements

Below are the recently issued accounting pronouncements and our evaluation of the impact of such pronouncements.

Business Combination Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), which codified Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of ASC 805 became effective for us for any business combinations occurring on or after January 1, 2009. The adoption of ASC 805 has a material impact on our results of operations when we acquire real estate

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties as it requires that we expense acquisition costs for acquisitions. We expensed $15,977,000 of acquisition costs during the year ended December 31, 2009.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, codified within ASC 805-20, Business Combinations — Identifiable Assets and Liabilities, and any Noncontrolling Interest (“ASC 805-20”). This guidance amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations (codified within ASC 805, Business Combinations), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted the provisions of ASC 805-20 on a prospective basis on January 1, 2009, and have included the impact of contingent consideration within our business combination transactions within the disclosures depicted within Note 3, Real Estate Investments.

Consolidation Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, codified primarily in ASC 810, Consolidation (“ASC 810”). This guidance amends Accounting Research Bulletin 51 (“ARB 51”) and revises accounting and reporting requirements for noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 became effective for us on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of ASC 810 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of ASC 810, we are required to reflect the change in presentation and disclosure for all periods presented. The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of ASC 810 was the change in presentation of the mezzanine section of the minority interest of the limited partner in our operating partnership of $1,000 and the minority interest of limited partner of $1,950,000, as previously reported, to redeemable noncontrolling interest of limited partners of $1,951,000, as reported herein. Additionally, the adoption of ASC 810 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. This guidance also requires that net income (loss) be adjusted to include the net income attributable to the noncontrolling interest, and a new line item for net income attributable to controlling interest be presented in the condensed consolidated statements of operations. Thus, after adoption of ASC 810 net loss for the year ended December 31, 2008 of $28,448,000, as previously reported, changed to net loss of $28,409,000, as reported herein, and net loss attributable to controlling interest is equal to net loss as previously reported prior to the adoption of ASC 810.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) codified primarily in ASC 810-10, Consolidation — Overall (“ASC 810-10”), which modifies how a company determines when an entity that is a VIE should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE, and it requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. This guidance will become effective for us on January 1, 2010. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Pronouncements

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF No. 03-6-1, codified primarily in ASC 260, Earning per Share (“ASC 260”). This guidance addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share (now codified within ASC 260-10-45). It clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions. We adopted the guidance on January 1, 2009; its adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP No. SFAS 157-4”), codified primarily in ASC 820, which provides guidance on determining fair value when market activity has decreased. We elected to early adopt ASC 820 as it relates to FSP No. SFAS 157-4 beginning January 1, 2009. Its adoption has not had a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance became effective for us beginning October 1, 2009. The adoption of this ASU has not had a material impact on our consolidated financial statements as of December 31, 2009.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures: Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), (previously exposed for comments as proposed FSP FAS 157-g) to provide guidance on measuring the fair value of certain alternative investments. The ASU amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009; early adoption is permitted. We do not expect the adoption of ASU 2009-12 to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which provides amendments to Subtopic 820-10 that require new disclosures and that clarify existing disclosures in order to increase transparency in financial reporting with regard to recurring and nonrecurring fair value measurements. ASU 2010-06 requires new disclosures with respect to the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as separate presentation about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, the update provides amendments that clarify existing disclosures, requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements that fall in either Level 2 or Level 3. Finally, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Accordingly, this Update will become effective for us on January 1, 2010 (except for the Level 3 activity disclosures, which will become effective for us on January 1, 2011). We do not expect that the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

Other Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133, codified primarily in ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. ASC 815 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. ASC 815 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, ASC 815 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. ASC 815 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We adopted ASC 815 on a prospective basis on January 1, 2009. The adoption of ASC 815 did not have a material impact on our consolidated financial statement disclosures.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1, codified primarily in ASC 825, Financial Instruments (“ASC 825”). This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of this guidance, fair values for these assets and liabilities were only disclosed once a year. Disclosures are now required on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted this guidance on a prospective basis on January 1, 2009; it did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, codified primarily in ASC 855-10, Subsequent Events — Overall (“ASC 855-10”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855-10 on April 1, 2009 and provided the required disclosures. In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events are evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in SU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors (which is effective for interim or annual periods ending after June 15, 2010). We adopted ASU 2010-09 in February 2010, and as such our Subsequent Event footnote does not include disclosure of the date through which subsequent events were evaluated for the 2009 consolidated financial statements.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, codified within ASC 105, Generally Accepted Accounting Principles (“ASC 105”). The FASB Accounting Standards Codificationtm (the “Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective on July 1, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted the Codification beginning on July 1, 2009. Because the Codification is not intended to change GAAP, it did not have a material impact on our consolidated financial statements and resulted only in modifications in accounting references in the footnotes and disclosures

3.	Real Estate Investments, Net

Our investments in our consolidated properties consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Land	$122,972,000	$107,389,000
Building and improvements	1,083,496,000	728,171,000
Furniture and equipment	10,000	10,000

	1,206,478,000	835,570,000

Less: accumulated depreciation	(56,689,000)	(24,650,000)

Total	$1,149,789,000	$810,920,000

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $32,487,000, $20,487,000 and $4,616,000, respectively.

Property Acquisitions in 2009

During the year ended December 31, 2009, we completed the acquisition of 13 properties. The aggregate purchase price of these properties was $456,760,000. A portion of the aggregate purchase price for these acquisitions was initially financed or subsequently secured by $91,590,000 in mortgage loans payable. Total acquisition expenses of $15,997,000 also include amounts for legal fees, closing costs, due diligence and other

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. We paid $10,183,000 in acquisition fees to our former advisor and its affiliates in connection with these acquisitions.

					Mortgage	Fee to our Former
		Date	Ownership	Purchase	Loan	Advisor and its
Property	Property Location	Acquired	Percentage	Price	Payables(1)	its Affiliate

Lima Medical Office Ste 207 Add-On	Lima, OH	01/16/09	100%	$385,000	$—	$9,000
Wisconsin Medical Portfolio 1	Milwaukee, WI	02/27/09	100%	33,719,000	—	843,000
Rogersville (Mountain Empire) Add-On	Rogersville, TN	03/27/09	100%	2,275,000	1,696,000	57,000
Lima Medical Office Ste 220 Add-On	Lima, OH	04/21/09	100%	425,000	—	11,000
Wisconsin Medical Portfolio 2	Franklin, WI	05/28/09	100%	40,700,000	—	1,017,000
Greenville Hospital Portfolio	Greenville, SC	09/18/09	100%	162,820,000	36,000,000	4,071,000
Mary Black Medical Office Building	Spartanburg, SC	12/11/09	100%	16,250,000	—	406,000
Hampden Place Medical Office Building	Englewood, CO	12/21/09	100%	18,600,000	8,785,000	465,000
Dallas LTAC Hospital	Dallas, TX	12/23/09	100%	27,350,000	—	684,000
Smyth Professional Building	Baltimore, MD	12/30/09	100%	11,250,000	—	281,000
Atlee Medical Portfolio	Corsicana, TX and Ft. Wayne, IN and San Angelo, TX	12/30/09	100%	20,501,000	—	410,000
Denton Medical Rehabilitation Hospital	Denton, TX	12/30/09	100%	15,485,000	—	324,000
Banner Sun City Medical Portfolio	Sun City, AZ and Sun City West, AZ	12/31/09	100%	107,000,000	45,109,000	1,605,000

Total				$456,760,000	$91,590,000	$10,183,000

Property Acquisitions in 2008

During the year ended December 31, 2008, we completed the acquisition of 21 properties. The aggregate purchase price of these properties was $542,976,000, of which $254,135,000 was initially financed through our secured revolving line of credit with LaSalle Bank National Association, or LaSalle, and KeyBank National Association, or KeyBank (see Note 9), and $6,000,000 was initially financed through an unsecured note payable to NNN Realty Advisors (see Note 7). A portion of the aggregate purchase price for these acquisitions was also initially financed or subsequently secured by $278,477,000 in mortgage loan payables. We paid $16,001,000 in acquisition fees to our former advisor and its affiliates in connection with these acquisitions.

					Borrowings Incurred in
					Connection with the Acquisition
							Unsecured	Fee to our
					Mortgage	Line	Note Payable	Former
		Date	Ownership	Purchase	Loan	of	to Former	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	Affiliate(3)	its Affiliate

Medical Portfolio 1	Overland, KS and Largo, Brandon and Lakeland, FL	02/01/08	100%	$36,950,000	$22,000,000	$16,000,000	$—	$1,109,000
Fort Road Medical Building	St. Paul, MN	03/06/08	100%	8,650,000	5,800,000	3,000,000	—	260,000
Liberty Falls Medical Plaza	Liberty Township, OH	03/19/08	100%	8,150,000	—	7,600,000	—	245,000
Epler Parke Building B	Indianapolis, IN	03/24/08	100%	5,850,000	3,861,000	6,100,000	—	176,000
Cypress Station Medical Office Building	Houston, TX	03/25/08	100%	11,200,000	7,300,000	4,500,000	—	336,000
Vista Professional Center	Lakeland, FL	03/27/08	100%	5,250,000	—	5,300,000	—	158,000
Senior Care Portfolio 1	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	Various	100%	39,600,000	24,800,000	14,800,000	6,000,000	1,188,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Borrowings Incurred in
					Connection with the Acquisition
							Unsecured	Fee to our
					Mortgage	Line	Note Payable	Former
		Date	Ownership	Purchase	Loan	of	to Former	Advisor and
Property	Property Location	Acquired	Percentage	Price	Payables(1)	Credit(2)	Affiliate(3)	its Affiliate

Amarillo Hospital	Amarillo, TX	05/15/08	100%	20,000,000	—	20,000,000	—	600,000
5995 Plaza Drive	Cypress, CA	05/29/08	100%	25,700,000	16,830,000	26,050,000	—	771,000
Nutfield Professional Center	Derry, NH	06/03/08	100%	14,200,000	8,808,000	14,800,000	—	426,000
SouthCrest Medical Plaza	Stockbridge, GA	06/24/08	100%	21,176,000	12,870,000	—	—	635,000
Medical Portfolio 3	Indianapolis, IN	06/26/08	100%	90,100,000	58,000,000	32,735,000	—	2,703,000
Academy Medical Center	Tucson, AZ	06/26/08	100%	8,100,000	5,016,000	8,200,000	—	243,000
Decatur Medical Plaza	Decatur, GA	06/27/08	100%	12,000,000	7,900,000	12,600,000	—	360,000
Medical Portfolio 2	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	Various	100%	44,800,000	30,304,000	—	—	1,344,000
Renaissance Medical Centre	Bountiful, UT	06/30/08	100%	30,200,000	20,495,000	—	—	906,000
Oklahoma City Medical Portfolio	Oklahoma City, OK	09/16/08	100%	29,250,000	—	29,700,000	—	878,000
Medical Portfolio 4	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	Various	100%	48,000,000	29,989,000	40,750,000	—	1,440,000
Mountain Empire Portfolio	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	09/12/08	100%	25,500,000	17,304,000	12,000,000	—	765,000
Mountain Plains Portfolio	San Antonio and Webster, TX	12/18/08	100%	43,000,000	—	—	—	1,075,000
Marietta Health Park	Marietta, GA	12/22/08	100%	15,300,000	7,200,000	—	—	383,000

Total				$542,976,000	$278,477,000	$254,135,000	$6,000,000	$16,001,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Borrowings under our secured revolving line of credit with LaSalle and KeyBank.

(3)	Represents our unsecured note payable to affiliate evidenced by an unsecured promissory note. Our unsecured note payable to affiliate bears interest at a fixed rate and requires monthly interest-only payments for the term of the unsecured note payable to affiliate.

4.	Real Estate Notes Receivable, Net

On December 1, 2009, we acquired a real estate related asset in a note receivable secured by the Rush Medical Office Building, or the Rush Presbyterian Note Receivable, for a total purchase price of $37,135,000, plus closing costs. The note may be repaid in full on or within ninety days prior to the maturity date for a $4,000,000 cancellation of principal due. We acquired the real estate related asset from an unaffiliated third party. We financed the purchase price of the real estate related asset with funds raised through our initial offering. An acquisition fee of $555,000, or approximately 1.5% of the purchase price, was paid to our former advisor. The terms of the transaction provided for related options, including a Right of First Refusal and Participation Interest for the benefit of HTA in the event that the property owners seek to sell the building to a third party. We analyzed these features and determined only the Participation Interest was representative of a derivative instrument that had value to us at December 31, 2009. We assessed the fair value of this derivative

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument at $1,051,000. For subsequent measurement purposes, it will be bifurcated from the value of the Note Receivable and its fair value will be remeasured each reporting period until the instrument is settled or until expiration of the Participation Interest feature on December 1, 2029.

On December 31, 2008, we acquired a real estate related asset in four notes receivable secured by two buildings located in Phoenix, Arizona and Berwyn, Illinois, or the Presidential Note Receivable, for a total purchase price of $15,000,000, plus closing costs. We acquired the real estate related asset from an unaffiliated third party. We financed the purchase price of the real estate related asset with funds raised through our initial offering. An acquisition fee of $225,000, or approximately 1.5% of the purchase price, was paid to our former advisor.

Real estate notes receivable, net consisted of the following as of December 31, 2009 and 2008:

Property Name					December 31,
Location of Property	Property Type	Interest Rate		Maturity Date	2009	2008

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%		11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%		11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%		11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85%		11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois(b)	Medical Office Building	7.76	%(a)	12/01/14	41,150,000	—

Total real estate note receivable					61,150,000	20,000,000
Add: Note receivable closing costs, net					788,000	360,000
Less: discount, net					(7,175,000)	(5,000,000)

Real estate notes receivable, net					$54,763,000	$15,360,000

(a)	Represents an average interest rate for the life of the note. The interest rate for the period starting December 1, 2009 through November 30, 2011 is 7.448% of the unpaid balance. The interest rate for the period starting December 1, 2011 through November 30, 2012 is 7.674% of the unpaid balance. The interest rate for the period starting December 1, 2012 through December 1, 2014 is 8.125% of the unpaid balance. The note has an effective interest rate of 8.6%.
(b)	Rush Presbyterian balance shown includes $1,051,000 attributable to the Participation Rights option derivative instrument.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

In place leases, net of accumulated amortization of $25,452,000 and $13,581,000 as of December 31, 2009 and 2008, respectively, (with a weighted average remaining life of 95 months and 91 months as of December 31, 2009 and 2008, respectively).	$80,577,000	$55,262,000
Above market leases, net of accumulated amortization of $3,233,000 and $1,513,000 as of December 31, 2009 and 2008, respectively, (with a weighted average remaining life of 87 months and 99 months and 119 months as of December 31, 2009 and 2008, respectively).	11,831,000	10,482,000
Tenant relationships, net of accumulated amortization of $13,598,000 and $6,479,000 as of December 31, 2009 and 2008, respectively, (with a weighted average remaining life of 150 months and 140 months as of December 31, 2009 and 2008, respectively).	89,610,000	64,881,000
Leasehold interests, net of accumulated amortization of $103,000 and $45,000 as of December 31, 2009 and 2008, respectively, (with a weighted average remaining life of 899 months and 982 months as of December 31, 2009 and 2008, respectively).	21,204,000	3,998,000

	$203,222,000	$134,623,000

Amortization expense recorded on the identified intangible assets for the years ended December 31, 2009, 2008 and 2007 was $22,724,000, $18,229,000 and $5,435,000, respectively, which included $1,889,000, $1,369,000 and $265,000, respectively, of amortization recorded against rental income for above market leases and $58,000, $42,000 and $3,000, respectively, of amortization recorded against rental expenses for leasehold interests.

Estimated amortization expense on the identified intangible assets as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$26,799,000
2011	23,581,000
2012	20,736,000
2013	18,034,000
2014	16,381,000
Thereafter	97,691,000

Total	$203,222,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Deferred financing costs, net of accumulated amortization of $3,346,000 and $1,461,000 as of December 31, 2009 and 2008, respectively	$3,281,000	$4,751,000
Lease commissions, net of accumulated amortization of $427,000 and $99,000 as of December 31, 2009 and 2008, respectively	3,061,000	1,009,000
Lease inducements, net of accumulated amortization of $280,000 and $107,000 as of December 31, 2009 and 2008, respectively	1,215,000	753,000
Deferred rent receivable	9,380,000	3,928,000
Prepaid expenses, deposits, and other assets	4,938,000	1,073,000

Total	$21,875,000	$11,514,000

Amortization expense recorded on deferred financing costs, lease commissions, lease inducements and note receivable closing costs for the years ended December 31, 2009, 2008 and 2007 was $2,064,000, $1,472,000 and $196,000, respectively, of which $1,885,000, $1,291,000 and $170,000, respectively, of amortization was recorded as interest expense for deferred financing costs and $153,000, $88,000 and $19,000, respectively, of amortization was recorded against rental income for lease inducements and note receivable closing costs.

Estimated amortization expense on the deferred financing costs, lease commissions and lease inducements as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$2,090,000
2011	1,341,000
2012	855,000
2013	770,000
2014	644,000
Thereafter	1,857,000

Total	$7,557,000

7.	Mortgage Loans Payable, Net and Unsecured Notes Payable to Former Affiliate

Mortgage Loans Payable, Net

Mortgage loans payable were $542,462,000 ($540,028,000, net of discount) and $462,542,000 ($460,762,000, net of discount) as of December 31, 2009 and 2008, respectively. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.58% to 12.75% per annum and a weighted average effective interest rate of 3.94% per annum. As of December 31, 2009, we had $209,858,000 ($207,424,000) net of discount) of fixed rate debt, or 38.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum and $332,604,000 of variable rate debt, or 61.3% of mortgage loans payable, at a weighted average interest rate of 2.65% per annum. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.90% to 12.75% per annum and a weighted average effective interest rate of 4.07% per annum. As of December 31, 2008, we had $141,058,000 ($139,278,000, net of discount) of fixed rate debt, or 30.5% of mortgage loans payable, at a

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average interest rate of 5.76% per annum and $321,484,000 of variable rate debt, or 69.5% of mortgage loans payable, at a weighted average interest rate of 3.33% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2009, we believe that we were in compliance with all such covenants and requirements on $457,262,000 of our mortgage loans payable and are making appropriate adjustments to comply with such covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account.

Mortgage loans payable, net consisted of the following as of December 31, 2009 and 2008:

			December 31,
Property/Loan	Interest Rate	Maturity Date	2009	2008

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,146,000	$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%	10/1/2016	4,264,000	4,264,000
The Gallery Professional Building	5.76%	3/1/2017	6,000,000	6,000,000
Lenox Office Park, Building G	5.88%	2/1/2017	12,000,000	12,000,000
Commons V Medical Office Building	5.54%	6/11/2017	9,809,000	9,939,000
Yorktown Medical Center and Shakerag Medical Center	5.52%	5/11/2017	13,530,000	13,530,000
Thunderbird Medical Plaza	5.67%	6/11/2017	13,917,000	14,000,000
Gwinnett Professional Center	5.88%	1/1/2014	5,509,000	5,604,000
St. Mary Physicians Center	5.80%	9/4/2009	—	8,280,000
Northmeadow Medical Center	5.99%	12/1/2014	7,706,000	7,866,000
Medical Porfolio 2	5.91%	7/1/2013	14,222,000	14,408,000
Renaissance Medical Centre	5.38%	9/1/2015	18,767,000	19,078,000
Renaissance Medical Centre	12.75%	9/1/2015	1,242,000	1,245,000
Medical Portfolio 4	5.50%	6/1/2019	6,586,000	6,771,000
Medical Portfolio 4	6.18%	6/1/2019	1,684,000	1,727,000
Marietta Health Park	5.11%	11/1/2015	7,200,000	7,200,000
Hampden Place	5.98%	1/1/2012	8,785,000	—
Greenville-Patewood	6.18%	1/1/2016	36,000,000	—
Sun City-Note B	6.54%	9/1/2014	14,997,000	—
Sun City-Note C	6.50%	9/1/2014	4,509,000	—
Sun City-Note D	6.98%	9/1/2014	13,985,000	—

Total fixed rate debt			209,858,000	141,058,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			December 31,
Property/Loan	Interest Rate	Maturity Date	2009(b)	2008(c)

Variable Rate Debt(a):
Senior Care Portfolio 1	4.75%	3/31/2010	24,800,000	24,800,000
1 and 4 Market Exchange	1.58%	9/30/2010	14,500,000	14,500,000
East Florida Senior Care Portfolio	1.63%	10/1/2010	29,451,000	29,917,000
Kokomo Medical Office Park	1.63%	11/30/2010	8,300,000	8,300,000
Chesterfield Rehabilitation Center	1.88%	12/30/2010	22,000,000	22,000,000
Park Place Office Park	1.78%	12/31/2010	10,943,000	10,943,000
Highlands Ranch Medical Plaza	1.78%	12/31/2010	8,853,000	8,853,000
Medical Portfolio 1	1.91%	2/28/2011	20,460,000	21,340,000
Fort Road Medical Building	1.88%	3/6/2011	5,800,000	5,800,000
Medical Portfolio 3	2.48%	6/26/2011	58,000,000	58,000,000
SouthCrest Medical Plaza	2.43%	6/30/2011	12,870,000	12,870,000
Wachovia Pool Loan(d)	4.65%	6/30/2011	49,696,000	50,322,000
Cypress Station Medical Office Building	1.98%	9/1/2011	7,131,000	7,235,000
Medical Portfolio 4	2.38%	9/24/2011	21,400,000	21,400,000
Decatur Medical Plaza	2.23%	9/26/2011	7,900,000	7,900,000
Mountain Empire Portfolio	2.33%	9/28/2011	18,882,000	17,304,000
Sun City-Sun 1	1.73%	12/31/2014	2,000,000	—
Sun City-Sun 2	1.73%	12/31/2014	9,618,000	—

Total variable rate debt			332,604,000	321,484,000

Total fixed and variable debt			542,462,000	462,542,000
Less: discount			(2,434,000)	(1,780,000)

Mortgage loans payable, net			540,028,000	$460,762,000

(a)	Represents the interest rate in effect as of December 31, 2009.

(b)	As of December 31, 2009, we had variable rate mortgage loans on 22 of our properties with effective interest rates ranging from 1.58% to 4.75% per annum and a weighted average effective interest rate of 2.65% per annum. However, as of December 31, 2009, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(c)	As of December 31, 2008, we had variable rate mortgage loans on 20 of our properties with effective interest rates ranging from 1.90% to 4.75% per annum and a weighted average effective interest rate of 3.33% per annum. However, as of December 31, 2008, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(d)	We have a mortgage loan in the principal amount of $49,696,000 and $50,322,000, as of December 31, 2009 and December 31, 2008, respectively, secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal payments due on our mortgage loans payable as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$123,661,000
2011	202,846,000
2012	11,755,000
2013	16,959,000
2014	48,020,000
Thereafter	139,221,000

Total	$542,462,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010, $64,596,000 have two one year extensions available and $54,251,000 have a one year extension available. Of the amounts maturing in 2011, $181,678,000 have two one year extensions available.

Unsecured Notes Payable to Former Affiliate

For the years ended December 31, 2008, and 2007 we entered into, and subsequently paid down, the following unsecured Notes Payable with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Date Paid in Full

06/30/08	$6,000,000	12/30/14	4.96%	07/07/08
09/05/07	$6,100,000	03/05/08	6.86%	09/11/07
08/30/07	$1,300,000	03/01/08	6.85%	09/04/07
06/08/07	$4,000,000	12/08/07	6.82%	06/18/07
03/09/07	$1,000,000	09/09/07	6.84%	03/28/07
01/22/07	$7,500,000	07/22/07	6.86%	03/28/07

The unsecured notes payable to affiliate bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes payable to affiliate. As of December 31, 2009 and 2008, there were no amounts outstanding under the unsecured notes payable to affiliate.

Because these loans were related party loans, the terms of the unsecured notes payable to affiliate were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

8.	Derivative Financial Instruments

ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps and interest rate caps to add stability to interest expense and to manage our exposure to interest rate movements. In addition to these instruments, our financial statements reflect a derivative instrument related to a contractual participation interest in the potential sale of the Rush Medical Office Building, which serves to secure a Note Receivable acquired by us on December 1, 2009. Consistent with ASC 815, we record derivative financial instruments on our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in loss on derivative financial instruments in our accompanying consolidated statements of operations.

The following table lists the derivative financial instruments held by us as of December 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(505,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(327,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(326,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(403,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(759,000)	Swap	12/30/10
29,101,000	LIBOR	6.02	(998,000)	Swap	10/01/10
22,000,000	LIBOR	5.23	(688,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(173,000)	Swap	03/06/11
7,292,000	LIBOR	4.51	(75,000)	Swap	05/03/10
24,800,000	LIBOR	4.85	(206,000)	Swap	03/31/10
50,321,000	LIBOR	5.60	(922,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(236,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(1,016,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(782,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(296,000)	Swap	09/26/11
17,304,000	LIBOR	5.87	(913,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	890,000	Cap	12/31/14
				Participation
54,000,000	N/A	N/A	1,051,000	Interest	12/01/29

The following table lists the derivative financial instruments held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(870,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(512,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(480,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(593,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(1,167,000)	Swap	12/30/10
29,917,000	LIBOR	6.02	(1,776,000)	Swap	10/01/10
21,340,000	LIBOR	5.23	(976,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(221,000)	Swap	03/06/11
7,235,000	LIBOR	4.51	(168,000)	Swap	05/03/10
24,800,000	LIBOR	4.85	(554,000)	Swap	03/31/10
50,322,000	LIBOR	5.60	(1,797,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(460,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(1,972,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(936,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(355,000)	Swap	09/26/11
17,304,000	LIBOR	5.87	(1,361,000)	Swap	09/28/13

As of December 31, 2009 and 2008, the fair value of our derivative financial instruments was $(8,625,000) and $(14,198,000), respectively.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008 and 2007, we recorded ($5,522,000), $12,821,000 and $1,377,000, respectively, as an increase (decrease) to interest expense related to the change in the fair value of our derivative financial instruments. See Note 15, Fair Value Measurements for a further discussion of the fair value of our derivative financial instruments.

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

The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (1) a minimum ratio of operating cash flow to interest expense, (2) a maximum ratio of liabilities to asset value, (3) a maximum distribution covenant and (4) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of December 31, 2009 and 2008, we were in compliance with all such covenants and requirements. We will not borrow from our existing line of credit and we are currently in the process of replacing it. One of our lenders has committed to a $35,000,000 line of credit as a part of our replacement facility, and we have received and are reviewing additional lender participants for such facility.

As of December 31, 2009 and 2008, there were no borrowings under our secured revolving line of credit with LaSalle and KeyBank.

10.	Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Below market leases, net of accumulated amortization of $3,033,000 and $1,400,000 as of December 31, 2009 and 2008, respectively, (with a weighted average remaining life of 94 months and 113 months as of December 31, 2009 and 2008, respectively).	$6,954,000	$8,128,000

	$6,954,000	$8,128,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense recorded on the identified intangible liabilities for the years ended December 31, 2009, 2008 and 2007 was $1,783,000, $1,280,000 and $255,000, respectively, which is recorded to rental income in our accompanying consolidated statements of operations.

Estimated amortization expense on the identified intangible liabilities as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$1,639,000
2011	$1,188,000
2012	$944,000
2013	$750,000
2014	$403,000
Thereafter	$2,030,000

Total	$6,954,000

11.	Commitments and Contingencies

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

Other Organizational and Offering Expenses

Our former advisor previously was entitled to receive up to 1.5% of the aggregate gross offering proceeds from the sale of shares of our common stock in the primary offering for reimbursement of cumulative organizational and offering expenses pursuant to the terms of the expired Advisory Agreement. As a self-managed company, we will be responsible for all of our future organizational and offering expenses. These other organization and offering expenses include all expenses (other than selling commissions and the marketing support fees which generally represents 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our initial offering. As of December 31, 2009 and December 31, 2008, neither we nor our former advisor and its affiliates have incurred additional other organizational and offering expenses in excess of 1.5% of the gross proceeds of our initial offering. See Note 12, Related Party Transactions- Offering Stage, for a further discussion of other organizational and offering expenses.

Chesterfield Rehabilitation Center

The operating agreement with BD St. Louis Development, LLC, or BD St. Louis, for G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, or the JV Company, which owns Chesterfield Rehabilitation Center, provides that from January 1, 2010 to March 31, 2010, our operating partnership has the right and option to

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase the 20.0% membership interest in the JV Company held by BD St. Louis at a fixed price of $3,900,000. On March 3, 2010, we opened escrow with First American Title Company, and on or before March 26, 2010, our operating partnership plans to exercise its call option to buy for $3,900,000 100% of the interest in the JV Company held by BD St. Louis. Concurrently with the close of escrow, BD St. Louis will be released from its obligations under a loan guaranty. As of December 31, 2009 and December 31, 2008, the estimated redemption value at the earliest date of redemption is $3,549,000 and $3,133,000, respectively. See Note 13, Redeemable Noncontrolling Interests of Limited Partners.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Two of our former executive officers were also executive officers and employees and/or holders of a direct or indirect interest in our former advisor and our former sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. These executive officers resigned as officers of our company on June 30, 2009 and July 10, 2009, respectively. Upon the effectiveness of our initial offering, we entered into an Advisory Agreement with our former advisor and a dealer manager agreement with our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses. The Advisory Agreement was effective as of October 24, 2008, amended and restated on November 14, 2008 and expired on September 20, 2009. On May 21, 2009, we provided notice to Grubb & Ellis Securities that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities ceased to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, RCS assumed the role of dealer manager for the remainder of the offering period. In the aggregate, for the years ended December 31, 2009 and 2008, we incurred fees to our former advisor and its affiliates of $71,194,000 and $82,622,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2009, 2008 and 2007, we incurred $35,337,000, $36,307,000 and $14,568,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager from the gross proceeds of our initial offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds to

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating broker-dealers for accountable bona fide due diligence expenses. For the years ended December 31, 2009, 2008 and 2007, we incurred $12,786,000, $13,209,000 and $5,382,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses have been paid by our former advisor or Grubb & Ellis Realty Investors on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2009, 2008 and 2007, we incurred $2,557,000, $5,630,000 and $3,170,000, respectively, in offering expenses to our former advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity (deficit) as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.

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

In connection with the Advisory Agreement, as amended November 14, 2008, the acquisition fee payable to our former advisor or its affiliate for services rendered in connection with the investigation, selection and acquisition of our properties was reduced from up to 3.0% to an amount determined as follows:

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

Our former advisor or its affiliate may be entitled to receive these acquisition fees for properties and other real estate related assets acquired with funds raised in our initial offering even though such acquisitions are completed after the expiration of the Advisory Agreement. These fees may be payable if our former advisor or one of its affiliates renders services to us in connection with the investigation, selection and acquisition of properties or real estate related assets.

For the years ended December 31, 2009, 2008 and 2007, we incurred $10,738,000, $16,226,000, and $12,253,000, respectively, in acquisition fees to our former advisor and its affiliates. Other than the acquisition fees of $555,000 related to the Rush note receivable which are capitalized as deferred closing costs,

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition fees are included in acquisition expenses for the year ended December 31, 2009. Acquisition fees are capitalized as part of the purchase price allocations for the years ended December 31, 2008 and 2007.

Reimbursement of Acquisition Expenses

Our former advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the years ended December 31, 2009, 2008 and 2007, we incurred $0, $24,000, and $12,000, respectively, for such expenses to our former advisor and its affiliates, excluding amounts our former advisor and its affiliates paid directly to third parties. Acquisition expenses are included in acquisition expenses for the year ended December 31, 2009. Acquisition fees are capitalized as part of the purchase price allocations for the years ended December 31, 2008 and 2007.

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

In connection with the Advisory Agreement, as amended November 14, 2008, the monthly asset management fee we paid to our former advisor in connection with the management of our assets was reduced from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets.

For the years ended December 31, 2009, 2008 and 2007, we incurred $3,783,000, $6,177,000 and$1,590,000, respectively, in asset management fees to our former advisor and its affiliates, which is included in asset management fees in our accompanying consolidated statements of operations.

Property Management Fee

Our former advisor or its affiliates were paid a monthly property management fee equal to 4.0% of the gross cash receipts through August 31, 2009 from each property managed. For properties managed by other third parties besides our former advisor or its affiliates, our former advisor or its affiliates were paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the years ended December 31, 2009, 2008 and 2007, we incurred $2,289,000, $2,372,000, and$591,000, respectively, in property management fees and oversight fees to our former advisor and its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

Lease Fee

Our former advisor or its affiliates, as the property manager, has received a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the years ended December 31, 2009, 2008 and 2007, we incurred $1,665,000, $1,248,000, $265,000, respectively, to Realty and its affiliates in lease fees which is capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On-site Personnel and Engineering Payroll

For the years ended December 31, 2009, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $1,827,000, $1,012,000 and $162,000, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. We cannot reimburse our former advisor or affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended December 31, 2009, our operating expenses did not exceed this limitation.

For the years ended December 31, 2009, 2008 and 2007, Grubb & Ellis Realty Investors incurred on our behalf $35,000, $278,000 and $203,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our former advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. On March 17, 2009, Grubb & Ellis Realty Investors provided notice of its termination of the services agreement. The termination was to be effective September 20, 2009; however as part of our transition to self-management, we worked with DST Systems, Inc. to serve as our transfer agent and to provide subscription processing and investor relations services which became effective on August 10, 2009. Accordingly, the services agreement with Grubb & Ellis Realty Investors terminated on August 9, 2009.

For the years ended December 31, 2009, 2008 and 2007, we incurred $177,000, $130,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

Compensation for Additional Services

Our former advisor or its affiliates were paid for services performed for us other than those required to be rendered by our former advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the years ended December 31, 2009, 2008 and 2007, we incurred $0, $7,000 and $3,000, respectively, for tax services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity Stage

Disposition Fee

We paid no disposition fees to our former advisor under the terms of our Advisory Agreement. In addition, we have no obligation to pay any disposition fees to our former advisor in the future.

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

On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our former advisor may elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the Advisory Agreement. Our former advisor has provided us with evidence of its notice to us of its election to defer its right to a subordinated distribution. Our former advisor’s right to receive any deferred subordinated distribution is subject to a number of ongoing conditions. These conditions include, without limitation, that our former advisor fully and reasonably cooperate with us during the course of our transition to self-management. Various issues have arisen with respect to whether our former advisor and its affiliates have fully and reasonably cooperated with us and with our transition to self-management. We have communicated our position to our former advisor that it has not fully and reasonably cooperated with our transition to self-management, and therefore, is not entitled to such deferred subordinated distribution.

The Partnership Agreement Amendment provided that after the termination of the Advisory Agreement without cause, if there is a listing of our shares of common stock on a national securities exchange or a merger in which our stockholders receive in exchange for shares of our common stock shares of a company that are tracked on a national securities exchange, our former advisor will be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which: (1) the fair market value of the assets of our operating partnership (determined by appraisal as of the listing date or merger date, as applicable) owned as of the termination of the Advisory Agreement, plus any assets acquired after such termination for which our former advisor was entitled to receive an acquisition fee (as described above under Acquisition and Development Stage — Acquisition Fee), or the Included Assets, less any indebtedness secured by the Included Assets, plus the cumulative distributions made by our operating partnership to us and the limited partners who received partnership units in connection with the acquisition of the Included Assets, from our inception through the listing date or merger date, as applicable, exceeds (2) the sum of the total amount of capital raised from stockholders and the capital value of partnership units issued in connection with the acquisition of the Included Assets through the listing date or merger date, as applicable, (excluding any capital raised after the completion of our initial offering) (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, noncompounded return on such invested capital and the capital value of such partnership units measured for the period from inception through the listing date or merger date, as applicable.

Healthcare Trust of America, Inc.

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

For the years ended December 31, 2009, 2008 and 2007, we did not incur such distribution.

Accounts Payable Due to Former Affiliates, Net

The following amounts were outstanding to our former affiliates as of December 31, 2009 and 2008:

		December 31,
Entity	Fee	2009	2008

Grubb & Ellis Realty Investors	Operating Expenses	$27,000	$33,000
Grubb & Ellis Realty Investors	Offering Costs	90,000	797,000
Grubb & Ellis Realty Investors	Due Diligence	15,000	—
Grubb & Ellis Realty Investors	On-site Payroll and Engineering	104,000	207,000
Grubb & Ellis Realty Investors	Acquisition Expenses	3,769,000	103,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	—	1,120,000
Realty	Asset and Property Management Fees	771,000	726,000
Realty	Lease Commissions	—	77,000

Total		$4,776,000	$3,063,000

Unsecured Notes Payable to Former Affiliate

For the years ended December 31, 2009, 2008 and 2007, we incurred $0, $2,000 and $84,000 respectively, in interest expense to NNN Realty Advisors. See Note 7, Mortgage Loans payable, Net and Unsecured Notes Payable to Affiliate — Unsecured Notes Payable to Former Affiliate, for a further discussion.

13.	Redeemable Noncontrolling Interest of Limited Partners

As of December 31, 2009 and 2008, we owned a 99.99% general partnership interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of December 31, 2009 and 2008, owned less than a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.

In addition, as of December 31, 2009 and 2008, we owned an 80.0% interest in the JV Company that owns the Chesterfield Rehabilitation Center which was purchased on December 20, 2007. As of December 31, 2009 and 2008, the balance was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at the Chesterfield Rehabilitation Center and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date. On March 3, 2010, we opened escrow with First American Title Company, and on or before March 26, 2010, our operating partnership plans

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to exercise its call option to buy for $3,900,000 100% of the interest in the JV Company held by BD St. Louis. Concurrently with the close of escrow, BD St. Louis will be released from its obligations under a loan guaranty. For the year ended December 31, 2008, we recorded a purchase price allocation adjustment related to the Chesterfield Rehabilitation Center.

Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity (“ASC 480”), formerly Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of December 31, 2009 and December 31, 2008 was $3,549,000 and $1,951,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2007	$3,091,000
Net income attributable to noncontrolling interest of limited partners	39,000
Distributions	(296,000)
Purchase price allocation adjustment	(883,000)

Balance as of December 31, 2008	$1,951,000

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	304,000
Distributions	(379,000)
Adjustment to noncontrolling interests	1,673,000

Balance as of December 31, 2009	$3,549,000

14.	Stockholders’ Equity (Deficit)

Common Stock

In April 2006, our former advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through December 31, 2009, we granted an aggregate of 190,200 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Accounting Officer and Executive VP — Acquisitions pursuant to the terms and conditions of our 2006 Incentive Plan and Employment Agreements described below. Through December 31, 2009, we issued 136,958,459 shares of our common stock in connection with our initial offering and 5,719,176 shares of our common stock under the DRIP, and repurchased 1,839,759 shares of our common stock under our share repurchase plan. As of December 31, 2009 and 2008, we had 140,590,686 and 75,465,437 shares of our common stock outstanding, respectively.

Pursuant to our initial offering, we are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2009 and 2008, no shares of preferred stock were issued and outstanding.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering. For the years ended December 31, 2009, 2008 and 2007, $38,559,000, $13,099,000 and $2,673,000, respectively, in distributions were reinvested and 4,059,006, 1,378,795 and 281,381 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met by the requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP.

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

For the year ended December 31, 2009, we repurchased 1,730,011 shares of our common stock, for an aggregate amount of $16,266,000. For the year ended December 31, 2008, we repurchased 109,748 shares of our common stock, for an aggregate amount of $1,077,000. During the year ended December 31, 2007 we did not repurchase any shares of our common stock.

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 1, 2009, we entered into employment agreements with Scott D. Peters, our Chairman, Chief Executive Officer and President, Mark Engstrom, Executive Vice President-Acquisitions, and Kellie Pruitt, Chief Accounting Officer. The employment agreement with Mr. Peters replaces his 2008 employment agreement.

In 2006, 2007 and 2008, we granted an aggregate of 20,000, 17,500 and 12,500 shares, respectively to our independent directors. In the third quarter of 2009 we also granted an aggregate of 25,000 shares to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

On November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of our 2006 Incentive Plan. The shares of restricted common stock will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date. On July 1, 2009, we granted Mr. Peters 50,000 shares of fully vested stock under, and pursuant to the terms and conditions of our 2006 Incentive plan and revised employment agreement. On July 1, 2009, we also granted Mr. Peters an annual award of 100,000 shares of restricted common stock with three additional annual awards of 100,000 shares beginning July 1, 2010, subject to board approval, under, and pursuant to the terms and conditions of our 2006 Incentive plan and revised employment agreement. The shares awards will vest and become non-forfeitable over approximately three years. The terms of the employment agreement allows Mr. Peters to receive cash in lieu of stock for up to 50% of the grants awarded in 2009 at the time of issuance at the common stock fair value on the grant date, which was exercised.

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

For the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense of $816,000, $130,000, and $96,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the year ended December 31, 2009, approximately 37,500 shares were settled in cash for approximately $375,000.

As of December 31, 2009 and 2008, there was $1,881,000, and $623,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2009, this expense is expected to be recognized over a remaining weighted average period of 2.4 years.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, the fair value of the nonvested shares of restricted common stock was $1,677,000, and $685,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2009, 2008 and 2007, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock/Units	Value

Balance — December 31, 2006	16,000	10.00
Granted	17,500	10.00
Vested	(7,500)	10.00
Forfeited	—	—

Balance — December 31, 2007	26,000	10.00
Granted	52,500	10.00
Vested	(10,000)	10.00
Forfeited	—	—

Balance — December 31, 2008	68,500	$10.00

Expected to vest — December 31, 2008	68,500	$10.00

Granted	165,500	10.00
Vested	(65,833)	10.00
Forfeited	—	—

Balance — December 31, 2009	167,667	$10.00

Expected to vest — December 31, 2009	167,667	$10.00

15.	Fair Value of Financial Instruments

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

ASC 825, Financial Instruments (“ASC 825”), which codified Statements of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement No. 115, and No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Derivative Financial Instruments

Currently, we use interest rate swaps and interest rate caps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In addition to our interest rate swap and interest rate cap derivatives, we have recognized a derivative instrument related to the Participation Interest rights acquired in conjunction with the acquisition of the Rush Presbyterian Note Receivable on December 1, 2009. These rights allow us to participate in 50% of any upside above a contractual threshold of $54,000,000 should the Borrower sell the Rush Medical Office Building to a third party on or before December 1, 2029. If we exercise a contractual Right of First Refusal and elect to purchase the building ourselves, any such participation interest we would have received will serve as a purchase credit to the sale price. We have determined that this feature qualified as a derivative and bifurcated

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it from the value of the Note Receivable. Its fair value is based upon the expected variability in the property value over the next 20 years. As such, valuation of this instrument required utilization of Level 3 inputs, including estimates of the property’s potential value and their associated probabilities of occurrence, as there is no public market for this asset and thus Level 1 and Level 2 inputs are unavailable for a derivative of this nature. The valuation is based upon the expected value of the participation interest calculated using these inputs. As a result, we have determined that the valuation of our derivative instrument related to the Rush Presbyterian Participation Rights is classified within Level 3 of the fair value hierarchy. In accordance with ASC 820, we will include disclosure of the activity within the Level 3 asset, specifically with regard to purchases, sales, issuances, and settlements as of December 31, 2009.

Assets and Liabilities at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000

Derivative financial instruments	$—	$890,000	$1,051,000	$1,941,000

Total assets at fair value	$43,000	$890,000	$1,051,000	$1,984,000

Liabilities
Derivative financial instruments	$—	$(8,625,000)	$—	$(8,625,000)

Total liabilities at fair value	$—	$(8,625,000)	$—	$(8,625,000)

The table below presents the activity within our fair value measurement using significant unobservable inputs (Level 3) as of December 31, 2009. As the derivative instrument related to the Rush Presbyterian Note Participation Interest rights was acquired in December 2009, the table depicts the initial measurement of this instrument. As of December 31, 2009, there has been no impact to earnings in relation to this fair value measurement.

Level 3
Participation Interest
Derivative Instrument

Beginning Balance	$0
Total Gains or Losses in Earnings	$0

Purchases, Issuances, & Settlements	$1,051,000
Transfers in and/or out of Level 3	$0
Ending Balance	$1,051,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loans payable, net and borrowings under the line of credit.

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

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of December 31, 2009, the fair value of the mortgage loans payable was $532,000,000 compared to the carrying value of $540,028,000. As of December 31, 2008, the fair value of the mortgage loans payable was $456,606,000, compared to the carrying value of $460,762,000.

The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was approximately $61,120,000 and approximately $20,000,000 at December 31, 2009 and December 31, 2008, respectively, as compared to the carrying values of approximately $54,763,000 and approximately $15,360,000 at December 31, 2009 and December 31, 2008, respectively.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009		2008		2007

Ordinary income	$2,836,000	3.6%	$5,879,000	21.0%	$915,000	15.3%
Capital gain	—	—	—	—	—	—
Return of capital	75,223,000	96.4	22,163,000	79.0	5,081,000	84.7

	$78,059,000	100%	$28,042,000	100%	$5,996,000	100%

17.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2037 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$124,055,000
2011	114,938,000
2012	107,834,000
2013	94,038,000
2014	82,804,000
Thereafter	476,096,000

Total	$999,765,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2009, 2008 and 2007, the amount of contingent rent earned by us was not significant.

18.	Business Combinations

For the year ended December 31, 2009, we completed the acquisition of ten properties, three office condominiums related to an existing property in our portfolio, adding a total of approximately 2,258,000 square feet of GLA to our property portfolio. The aggregate purchase price of these properties was $456,760,000 plus closing costs. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our consolidated statements of operations for the year ended December 31, 2009 for the periods subsequent to the acquisition dates.

In accordance with ASC 805, Business Combinations (“ASC 805”), formerly Statement of Financial Accounting Standards No. 141R, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships, above or below market debt assumed, and any contingent consideration transferred in the combination.

The following sections summarize the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for acquisitions occurring during 2009. We present separate purchase price allocations for our two individually significant acquisitions during the year, Banner Sun City and Greenville, and aggregate the rest of the 2009 purchases. The purchase price allocation disclosure for the remaining acquisitions is presented in the aggregate in accordance with the provisions of ASC 805, which allow aggregate presentation for individually immaterial business combinations that are material collectively.

Banner Sun City

The Banner Sun City acquisition consisted of seventeen properties totalling 641,511 square feet located within the northwest Phoenix submarket purchased on December 31, 2009 at a purchase price of $107,000,000. We, with the assistance of third party valuation specialists, calculated the purchase price allocation, as shown below. The allocable amount is based on the purchase price of $107,000,000 less a $308,000 Tenant Improvement Allowance liability assumed by us (which reduced the total cash tendered).

The medical office portfolio is currently 88.2% leased and is situated within a retirement community in the northwest Phoenix metropolitan area. The properties were developed in connection with the Banner Boswell and Banner Del E. Webb Medical Centers, which support over 800 licensed acute care beds. Approximately 95% of the portfolio is located on the hospital campuses and approximately 28% of the portfolio is leased by Banner Health and its affiliates. Please refer to the applicable section below with regard to purchase price aspects of this particular transaction.

A portion of the purchase transaction was allocated to an interest rate cap derivative instrument on existing debt assumed. This instrument was valued as a $890,000 asset and in presented within Other Assets on our Consolidated Balance Sheet. Additionally, a portion of the purchase transaction totaling $647,000 was allocated to a guaranty arrangement entered into by the parties, under which we serve as Guarantor for existing debt of the seller. The maximum exposure associated with this guaranty, the maturity date for which is September 1, 2014, is $2,517,000.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Relative to the purchase prices associated with the majority of our 2009 acquisitions, we consider this transaction to be significant. As such, in accordance with ASC 805, the relevant details of the transaction and including the purchase price allocation depicted below, are presented on a stand alone basis.

Total

Land	$744,000
Building as Vacant	61,829,000
Site Improvements	4,806,000
Unamortized Tenant Improvement Costs	2,812,000
Leasehold Interest in Land	16,351,000
Above/Below Market Debt	930,000
Above Market Leases	1,684,000
Unamortized Lease Origination Costs	1,054,000
In Place Leases	6,352,000
Tenant Relationships	9,740,000
Other Assets	1,537,000

Total Assets Acquired	107,839,000
Below Market Leases	(500,000)
Other Liabilities	(647,000)

Total Liabilities Assumed	(1,147,000)

Net Assets Acquired	$106,692,000

Greenville

The Greenville acquisition consisted of sixteen medical office buildings located in the Greenville, South Carolina area, purchased September 18, 2009 for 100% cash at a purchase price of $162,820,000.

This portfolio is 100% leased, with 84% of the total space occupied by the Greenville Hospital System, or GHS. GHS has signed new triple-net lease agreements for the space it occupies with an average term of 14 years. In connection with the closing of the acquisition of the GHS Portfolio, Healthcare Trust of America, LLC, or HTA LLC and GHS entered into a Future Development Agreement. Pursuant to the Future Development Agreement, GHS may elect for HTA LLC to provide funding for development costs associated with certain potential GHS development properties and/or the acquisition of the properties upon completion of development, subject to the satisfaction of certain conditions and approvals by HTA LLC, as provided in the Future Development Agreement, including a lease back to GHS of 100% of the space. The maximum funding commitment from HTA LLC may not exceed $5,500,000 in the aggregate. Additionally, HTA LLC and GHS entered into a Right of First Opportunity agreement. The Right of First Opportunity may provide HTA LLC with the opportunity to develop and/or purchase certain additional future GHS properties on the terms provided in the Future Development Agreement and the Right of First Opportunity.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Relative to the purchase prices associated with the majority of our 2009 acquisitions, we consider this transaction to be significant. As such, in accordance with ASC 805, the relevant details of the transaction and including the purchase price allocation depicted below, are presented on a stand alone basis.

Land	$3,952,000
Building as Vacant	126,469,000
Site Improvements	1,684,000
Unamortized Tenant Improvement Costs	7,623,000
Above Market Leases	662,000
Unamortized Lease Origination Costs	5,064,000
In Place Leases	9,044,000
Tenant relationships	8,322,000

Total assets acquired	$162,820,000

Other Aggregate 2009 Acquisitions

As the remaining acquisitions that occurred in 2009 were individually not significant but material collectively, the purchase price allocations for these acquisitions are presented in the aggregate, in accordance with the guidance prescribed by ASC 805. Slight differences between the aggregate acquisition prices disclosed in Note 3 and the allocated aggregate purchase price shown below are the result of tenant improvement allowance liabilities assumed by us in conjunction with two of the purchases, which served to reduce the total cash tendered by us by $290,000.

Land	$10,888,000
Building as Vacant	122,127,000
Site Improvements	6,973,000
Unamortized Tenant Improvement Costs	13,486,000
Leasehold Interest in Land	1,148,000
Above Market Leases	892,000
Unamortized Lease Origination Costs	8,314,000
In Place Leases	9,146,000
Tenant Relationships	13,786,000

Total Assets Acquired	186,760,000
Below Market Leases	(110,000)
Total Liabilities Assumed	(110,000)

Net Assets Acquired	$186,650,000

A brief description of the remaining property acquisitions completed in 2009 are as follows:

•	A 3,118 square foot office suite in Lima, OH, purchased January 16, 2009 as an add-on to the Lima Medical Office Portfolio, which was originally acquired on December 7, 2007. The suite was purchased for approximately $385,000 and is 100% occupied by one tenant whose lease expires in 2014.

•	Four medical office building/clinic facilities totaling 185,192 square feet located in Milwaukee, WI and purchased for $33,719,000.

•	A 12,780 square foot medical office building in Rogersville, TN, purchased March 27, 2009 for approximately $2,275,000, which includes the assumption of $1,696,000 in debt. This building was

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased as an add-on to the existing Mountain Empire portfolio, which we purchased on September 12, 2008.

•	A 3,797 square foot office suite in Lima, OH, purchased April 21, 2009 as an add-on to the Lima Medical Office Portfolio, which was originally acquired on December 7, 2007. The suite was purchased for approximately $425,000 and is 100% occupied.

•	Two medical office building/ambulatory surgery center facilities totaling $129,629 square feet located in Franklin, WI and purchased for $40,700,000. The buildings are 100% occupied.

•	A 108,505 square foot medical office building in Spartanburg, SC, purchased December 11, 2009 for $16,250,000. The facility is approximately 73% occupied.

•	A 66,339 square foot medical office building in Englewood, CO, purchased December 21, 2009 for $18,600,000. This facility is 100% occupied. Approximately $8,785,000 in debt was assumed in conjunction with this transaction.

•	A 52,357 square foot hospital facility located in Dallas, TX, which was purchased December 23, 2009 for $27,350,000. This facility is 100% occupied.

•	A 62,092 square foot medical office building located in Baltimore MD, purchased December 30, 2009 for $11,250,000. This facility is approximately 98% occupied.

•	A 92,503 square foot medical office portfolio located in San Angelo and Corsicana, TX and Fort Wayne, IN. The portfolio was purchased December 30, 2009 for a total price of $20,501,000, and it is 100% occupied.

•	A 43,632 square foot medical rehabilitation hospital located in Denton, TX, purchased December 30, 2009 for a total price of $15,485,000. The facility is 100% occupied by one tenant whose lease expires in 2023.

We recorded revenues and net losses for the year ended December 31, 2009 of approximately $2,624,000 and $7,851,000 respectively, related to the our 2009 acquisitions.

Pro Forma

Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the year ended December 31, 2009, pro forma revenues, net income (loss) attributable to controlling interest and net income (loss) per basic and diluted share would have been $161,536,000, $1,577,000 and $0.01, respectively.

Assuming the property acquisitions discussed above had occurred on January 1, 2008, for the year ended December 31, 2008, pro forma revenues, net income (loss) attributable to controlling interest and net income (loss) per basic and diluted share would have been $123,704,000, $1,199,000 and $0.03, respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

19.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of December 31, 2009 and 2008, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposits or letters of credit are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of December 31, 2009, we had interests in ten consolidated properties located in Texas, which accounted for 16.9% of our total rental income, interests in two consolidated properties located in South Carolina, which accounted for 13.0% of our total rental income, and interests in five consolidated properties located in Arizona, which accounted for 12.2% of our total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

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

For the year ended December 31, 2007, one of our tenants, Institute for Senior Living of Florida, at our consolidated property of East Florida Senior Care Portfolio accounted for approximately 11.2% of our aggregate annual rental income.

20.	Per Share Data

We report earnings (loss) per share pursuant to ASC 260. In January 2009, we adopted the provisions of FSP EITF No. 03-6-1, primarily codified into ASC 260 on a prospective basis, which requires us to include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. Participating securities included in the weighted average shares outstanding for the years ending December 31, 2009, 2008 and 2007 are presented in Note 14, Stockholders’ Equity (Deficit).

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

For the year ended December 31, 2009, we issued 65,000 shares of restricted common stock units to our executives as discussed in Note 14, Stockholders’ Equity (Deficit). These restricted stock units are not included in the total shares as of December 31, 2009 as they do not represent issued shares until vesting. These non-vested stock units, do not have a dilutive effect as of December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, we did not have any securities that give rise to potentially dilutive shares of our common stock.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Revenues	$37,444,000	$31,748,000	$30,478,000	$29,190,000
Expenses	(36,644,000)	(34,876,000)	(28,991,000)	(30,174,000)

Income (loss) before other income (expense)	800,000	(3,128,000)	1,487,000	(358,000)
Other expense, net	(5,164,000)	(6,946,000)	(5,022,000)	(6,442,000)

Net (Loss) income	(4,919,000)	(10,074,000)	(3,535,000)	(6,800,000)

Net income attributable to noncontrolling interest of limited partners	(63,000)	(70,000)	(102,000)	(70,000)

Net loss attributable to controlling interest	$(4,427,000)	$(10,144,000)	$(3,637,000)	$(6,870,000)

Net income (loss) per share — basic	$(0.03)	$(0.08)	$(0.03)	$(0.08)

Net income (loss) per share — diluted	$(0.03)	$(0.08)	$(0.03)	$(0.08)

Weighted average number of shares outstanding —
Basic	135,259,514	124,336,078	106,265,880	84,672,174

Diluted	135,259,514	124,336,078	106,265,880	84,672,174

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Revenues	$27,108,000	$23,920,000	$16,273,000	$13,117,000
Expenses	(24,814,000)	(22,671,000)	(15,078,000)	(12,569,000)

Income before other income (expense)	2,294,000	1,249,000	1,195,000	548,000
Other expense, net	(18,890,000)	(6,887,000)	(681,000)	(7,237,000)

(Loss) income before minority interests	(16,596,000)	(5,638,000)	514,000	(6,689,000)

Minority interests	117,000	(47,000)	(188,000)	79,000

Net (loss) income	$(16,479,000)	$(5,685,000)	$326,000	$(6,610,000)

Net income (loss) per share — basic	$(0.25)	$(0.12)	$0.01	$(0.27)

Net income (loss) per share — diluted	$(0.25)	$(0.12)	$0.01	$(0.27)

Weighted average number of shares outstanding —
Basic	65,904,688	47,735,536	33,164,866	24,266,342

Diluted	65,904,688	47,735,536	33,165,015	24,266,342

22.	Subsequent Events

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

Share Repurchases

In January 2010, we repurchased 851,369 shares of our common stock, for an aggregate amount of $8,088,000, under our share repurchase plan.

Pending Property Acquisitions

•	On February 10, 2010, we entered into a purchase and sale agreement to acquire the approximately 101,400 square foot Triad Technology Center in Baltimore, Maryland for approximately $29,250,000. The building is 100% leased to the U.S. Government and primarily occupied by the National Institutes of Health (“NIH”).

•	On February 19, 2010, we entered into a purchase and sale agreement to acquire a five building medical office portfolio located in Evansville, Indiana for approximately $45,700,000. The approximately 260,500 square foot portfolio is 100% master-leased to the Deaconess Clinic which is part of the Deaconess Health System, the largest health system in Southern Indiana. Deaconess Health System carries an A+ rating from both Standard & Poor’s and Fitch and is the largest health system in Southern Indiana.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On February 22, 2010, we entered into a purchase and sale agreement for approximately $15,300,000 to acquire a three building approximately 53,700 square foot medical office portfolio located in Hilton Head, South Carolina. The portfolio is located less than two miles from the Hilton Head Hospital, a wholly-owned hospital by Tenet Healthcare Corporation. Two of the three buildings in the portfolio are currently 100% occupied, and 35% of the portfolio is occupied by Hilton Head Hospital.

•	On February 24, 2010, we entered into a purchase and sale agreement for approximately $12,400,000 to acquire a three story, approximately 60,300 square foot medical office building in Sugar Land, Texas. The building is 100% leased with 83% of the space occupied by Texas Children’s Health Centers through 2019.

•	On February 25, 2010, we entered into a purchase and sale agreement for approximately $10,500,000 to acquire an approximately 54,800 square foot medical office portfolio in Pearland, Texas. The portfolio consists of two buildings which are approximately ten miles south of the world-renowned Houston Medical Center and 15 miles south of Houston’s central business district. The buildings are 100% and 98% occupied.

•	On March 2, 2010, we entered into a purchase and sale agreement for approximately $10,000,000 to acquire a 60,800 square foot medical office building located in located in Mount Pleasant, South Carolina, a suburb of Charleston. The three-story Medical Center at East Cooper is approximately 60,800 square feet and is on the campus of East Cooper Regional Medical Center.

•	On March 3, 2010, we opened escrow with First American Title Company, and on or before March 26, 2010, our subsidiary plans to exercise its call option to buy for $3,900,000 100% of the interest owned by its joint venture partner in HTA — Duke Chesterfield Rehab, LLC. (“Duke”), which owns the Chesterfield Rehabilitation Center.

The completion of each of the pending acquisitions described above is subject to the satisfaction of a number of conditions, and we cannot guarantee that these acquisitions will be completed.

Completed Acquisitions

•	On March 4, 2010, we acquired a 80,652 square foot medical office portfolio for approximately $19,550,000 located in Atlanta, Georgia. The portfolio is 94% leased and is located approximately six miles west of South Fulton Medical Center, a 338-bed facility, rated ‘Best Critical Care in Region’ by Healthgrades, a leading healthcare ratings organization.

•	On March 10, 2009, we acquired the King Street Medical Office Building for approximately $10,775,000. The 53,169 square foot medical office building located in Jacksonville, Florida. The King Street Medical Office Building is 100% occupied and is home to the Gary and Nancy Chartrand Heart & Vascular Center.

Subsequent to December 31, 2009, we acquired a 100% interest in two healthcare-related real estate properties as noted above. The acquisitions were acquired with net proceeds of our initial offering. We have not completed our initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 18 for these properties. Acquisition related expenses were expensed as incurred.

Healthcare Trust of America, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009

	Balance at		Adjustments
	Beginning	Charged to	to Valuation		Balance at
	of Period	Expenses	Accounts	Deductions	End of Period

Year Ended December 31, 2007
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year Ended December 31, 2008
Allowance for doubtful accounts	$—	$442,000	$—	$44,000	$398,000
Year Ended December 31, 2009
Allowance for doubtful accounts	$398,000	$965,000	$—	$141,000	$1,222,000

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION
December 31, 2009

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and		Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)	Depreciation(d)(e)	construction	acquired

Southpointe Office Parke and Epler Parke I (Medical Office)	Indianapolis, IN	$12,959,000	$3,746,000	$14,476,000	$—	$3,746,000	$14,476,000	$18,222,000	$(1,554,000)	1991, 1996, 2002, 2004	Various
Crawfordsville Medical Office Park and Athens Surgery Center (Medical Office)	Crawfordsville, IN	4,264,000	699,000	5,474,000	15,000	699,000	5,489,000	6,188,000	(555,000)	1998/2000	1/22/2007
The Gallery Professional Building (Medical Office)	St. Paul, MN	6,000,000	1,157,000	5,009,000	2,205,000	1,157,000	7,214,000	8,371,000	(816,000)	1979	3/9/2007
Lenox Office Park, Building G (Office)	Memphis, TN	12,000,000	1,670,000	13,626,000	24,000	1,670,000	13,650,000	15,320,000	(2,005,000)	2000	3/23/2007
Commons V Medical Office Building (Medical Office)	Naples, FL	9,809,000	4,173,000	9,070,000	76,000	4,173,000	9,146,000	13,319,000	(745,000)	1991	4/24/2007
Yorktown Medical Center and Shakerag Medical Center (Medical Office)	Peachtree City and Fayetteville, GA	13,530,000	3,545,000	15,792,000	108,000	3,545,000	15,900,000	19,445,000	(1,852,000)	1987/1994	5/2/2007
Thunderbird Medical Plaza (Medical Office)	Glendale, AZ	13,917,000	3,843,000	19,680,000	795,000	3,843,000	20,475,000	24,318,000	(1,973,000)	1975, 1983, 1987	5/15/2007
Triumph Hospital Northwest and Triumph Hospital Southwest (Healthcare-related Facility)	Houston and Sugarland, TX	—	3,047,000	28,550,000	—	3,047,000	28,550,000	31,597,000	(2,984,000)	1986/1989	6/8/2007
Gwinnett Professional Center (Medical Office)	Lawrenceville, GA	5,509,000	1,290,000	7,246,000	211,000	1,290,000	7,457,000	8,747,000	(742,000)	1985	7/27/2007
1 and 4 Market Exchange (Medical Office)	Columbus, OH	14,500,000	2,326,000	17,208,000	515,000	2,326,000	17,723,000	20,049,000	(1,462,000)	2001/2003	8/15/2007
Kokomo Medical Office Park (Medical Office)	Kokomo, IN	8,300,000	1,779,000	9,613,000	292,000	1,779,000	9,905,000	11,684,000	(1,063,000)	1992, 1994, 1995, 2003	8/30/2007
St. Mary Physicians Center (Medical Office)	Long Beach, CA	—	1,815,000	10,242,000	45,000	1,815,000	10,287,000	12,102,000	(666,000)	1992	9/5/2007
2750 Monroe Boulevard (Office)	Valley Forge, PA	—	2,323,000	22,631,000	—	2,323,000	22,631,000	24,954,000	(1,841,000)	1985	9/10/2007
East Florida Senior Care Portfolio (Healthcare-related Facility)	Jacksonville, Winter Park and Sunrise,FL	29,451,000	10,078,000	34,870,000	—	10,078,000	34,870,000	44,948,000	(3,397,000)	1985, 1988, 1989	9/28/2007
Northmeadow Medical Center (Medical Office)	Roswell, GA	7,706,000	1,245,000	9,109,000	171,000	1,245,000	9,280,000	10,525,000	(828,000)	1999	11/15/2007
Tucson Medical Office Portfolio (Medical Office)	Tucson, AZ	—	1,309,000	17,574,000	264,000	1,309,000	17,837,000	19,146,000	(1,441,000)	1979, 1980, 1994 1970, 1985, 1990,	11/20/2007
Lima Medical Office Portfolio (Medical Office)	Lima, OH	—	700,000	19,052,000	105,000	700,000	19,157,000	19,857,000	(1,793,000)	1996, 2004, 1920	Various
Highlands Ranch Park Plaza (Medical Office)	Highlands Ranch, CO	8,853,000	2,240,000	10,426,000	545,000	2,240,000	10,972,000	13,212,000	(1,001,000)	19,831,985	12/19/2007
Park Place Office Park (Medical Office)	Dayton, OH	10,943,000	1,987,000	11,341,000	134,000	1,987,000	11,475,000	13,462,000	(1,118,000)	1987, 1988, 2002	12/20/2007
Chesterfield Rehabilitation Center (Medical Office)	Chesterfield, MO	22,000,000	4,211,000	27,901,000	—	4,211,000	27,901,000	32,112,000	(1,616,000)	2007	12/20/2007
Medical Portfolio 1 (Medical Office)	Overland, KS and Largo, Brandon, and Lakeland, FL	20,460,000	4,206,000	28,373,000	1,129,000	4,206,000	29,502,000	33,708,000	(2,216,000)	1978, 1986, 1997, 1995	2/1/2008

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and		Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)	Depreciation(d)(e)	construction	acquired

Fort Road Medical Building (Medical Office)	St. Paul, MN	$5,800,000	$1,571,000	$5,786,000	150,000	$1,571,000	$5,936,000	$7,507,000	(389,000)	1981	3/6/2008
Liberty Falls Medical Plaza (Medical Office)	Liberty Township, OH	—	842,000	5,640,000	311,000	842,000	5,951,000	6,793,000	(361,000)	2008	3/19/2008
Cypress Station Medical Office Building (Medical Office)	Houston, TX	7,131,000	1,345,000	8,312,000	186,000	1,345,000	8,499,000	9,844,000	(595,000)	1981/2004-2006	3/25/2008
Vista Professional Center (Medical Office)	Lakeland, FL	—	1,082,000	3,588,000	25,000	1,082,000	3,613,000	4,695,000	(347,000)	1996/1998	3/27/2008
Senior Care Portfolio 1 (Healthcare-related Facility)	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	24,800,000	4,870,000	30,002,000	—	4,870,000	30,002,000	34,872,000	(1,644,000)	1993, 1994, 1994, 1994/19961964/ 19691959/1963	Various
Amarillo Hospital (Healthcare-related Facility)	Amarillo, TX	—	1,110,000	17,688,000	5,000	1,110,000	17,693,000	18,803,000	(829,000)	2007	5/15/2008
5995 Plaza Drive (Office)	Cypress, CA	16,621,000	5,110,000	17,961,000	161,000	5,110,000	18,122,000	23,232,000	(1,091,000)	1986	5/29/2008
Nutfield Professional Center (Medical Office)	Derry, NH	8,698,000	1,075,000	10,320,000	57,000	1,075,000	10,377,000	11,452,000	(469,000)	1963/1990 & 1996	6/3/2008
SouthCrest Medical Plaza (Medical Office)	Stockbridge, GA	12,870,000	4,259,000	14,636,000	(93,000)	4,259,000	14,543,000	18,802,000	(920,000)	2005-2006	6/24/2008
Medical Portfolio 3 (Medical Office)	Indianapolis, IN	58,000,000	9,355,000	70,259,000	3,531,000	9,355,000	73,792,000	83,147,000	(5,277,000)	1995, 1993, 1994, 1996, 1993, 1995, 1989, 1988, 1989, 1992, 1989	6/26/2008
Academy Medical Center (Medical Office)	Tuczon, AZ	4,954,000	1,193,000	6,106,000	174,000	1,193,000	6,281,000	7,474,000	(486,000)	1975-1985	6/26/2008
Decatur Medical Plaza (Medical Office)	Decatur, GA	7,900,000	3,166,000	6,862,000	325,000	3,166,000	7,187,000	10,353,000	(375,000)	1976	6/27/2008
Medical Portfolio 2 (Medical Office)	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	29,832,000	5,360,000	33,506,000	21,000	5,360,000	33,527,000	38,887,000	(2,026,000)	2001, 2001, 2006, 1957/1989/2003 & 2003	Various
Renaissance Medical Centre (Medical Office)	Bountiful, UT	20,009,000	3,700,000	24,442,000	—	3,700,000	24,442,000	28,142,000	(1,036,000)	2004	6/30/2008
Oklahoma City Medical Portfolio (Medical Office)	Oklahoma City, OK	—	—	25,976,000	1,167,000	—	27,144,000	27,144,000	(1,064,000)	1991,1996/2007	9/16/2008
Medical Portfolio 4 (Medical Office)	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	29,670,000	2,632,000	38,652,000	156,000	2,632,000	38,808,000	41,440,000	(1,804,000)	1972/1980 & 2006, 1977, 1984, 2006, 2007, 2007	Various
Mountain Empire Portfolio (Medical Office)	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	18,882,000	804,000	20,149,000	—	804,000	20,590,000	21,394,000	(1,535,000)	1986/1991/1993/1982/1990,1997/1976 & 2007, 1986, 1993 & 1995, 1981 &1987/1999	Various
Mountain Plains — TX (Medical Office)	San Antonio and Webster, TX	—	1,248,000	34,855,000	4,000	1,248,000	34,862,000	36,110,000	(1,208,000)	1998, 2005, 2006, 2006	12/18/2008
Marietta Health Park (Medical Office)	Marietta, GA	7,200,000	1,276,000	12,197,000	65,000	1,276,000	12,262,000	13,538,000	(509,000)	2000	12/22/2008
Wisconsin Medical Portfolio 1	Milwaukee, WI	—	1,980,000	26,032,000	—	1,980,000	26,032,000	28,012,000	(986,000)	1964/1969, 1983-1997 & 2007	2/27/2009
Wisconsin Medical Portfolio 2	Franklin, WI	—	1,574,000	31,655,000	—	1,574,000	31,655,000	33,229,000	(739,000)	2001-2004	5/28/2009
Greenville Hospital Portfolio	Greenville, SC	36,000,000	3,952,000	135,776,000	—	3,952,000	135,776,000	139,728,000	(1,292,000)	1974, 1982-1999, & 2004-2009	9/18/2009
Mary Black Medical Office Building	Spartanburg, SC	—	—	12,523,000	—	—	12,523,000	12,523,000	(39,000)	2006	12/11/2009
Hampden Place Medical Office Building	Englewood, CO	8,785,000	3,032,000	12,553,000	—	3,032,000	12,553,000	15,585,000	—	2004	12/21/2009
Dallas LTAC Hospital	Dallas, TX	—	2,301,000	20,627,000	—	2,301,000	20,627,000	22,928,000	—	2007	12/23/2009
Smyth Professional Building	Baltimore, MD	—	—	7,760,000	50,000	—	7,810,000	7,810,000	—	1984	12/30/2009
Atlee Medical Portfolio	Corsicana, TX and Ft. Wayne, IN and San Angelo, TX	—	—	17,267,000	—	—	17,267,000	17,267,000	—	2007-2008	12/30/2009
Denton Medical Rehabilitation Hospital	Denton, TX	—	2,000,000	11,705,000	—	2,000,000	11,705,000	13,705,000	—	2008	12/30/2009
Banner Sun City Medical Portfolio	Sun City, AZ and Sun City West, AZ	45,109,000	744,000	70,032,000	—	744,000	70,032,000	70,776,000	—	1971-1997 & 2001-2004	12/31/2009

		$542,462,000	$122,972,000	$1,070,135,000	$13,366,000	$122,972,000	$1,083,508,000	$1,206,478,000	(56,689,000)

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

(a) The cost capitalized subsequent to acquisition is net of dispositions.

(b) The changes in total real estate for the years ended December 31, 2009, 2008 and 2007 are as follows:

Amount

Balance as of December 31, 2006	—
Acquisitions	$356,565,000
Additions	1,046,000
Dispositions	(33,000)

Balance as of December 31, 2007	357,578,000
Acquisitions	473,132,000
Additions	6,590,000
Dispositions	(1,730,000)

Balance as of December 31, 2008	835,570,000
Acquisitions	363,679,000
Additions	7,556,000
Dispositions	(327,000)
Balance as of December 31, 2009	$1,206,478,000

(c)	The aggregate cost of our real estate for federal income tax purposes was $1,472,145,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 are as follows:

Amount

Additions	$4,590,000
Dispositions	(2,000)

Balance as of December 31, 2007	4,588,000
Additions	20,523,000
Dispositions	(461,000)

Balance as of December 31, 2008	24,650,000
Additions	32,189,000
Dispositions	(150,000)

Balance as of December 31, 2009	$56,689,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 241 months, respectively. Furniture, fixtures and equipment is depreciated over five years.

Healthcare Trust of America, Inc.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE ASSETS
12/31/2009

						Periodic		Carrying
						Payment	Face Amount	Amount of
Mortgage Loans	Description	Security	Interest Rate		Maturity Date	Terms(b)	of Mortgages	Mortgages

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	5.95%		11/1/2011	I	$7,500,000	$6,374,000

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	5.95%		11/1/2011	I	7,500,000	6,374,000

St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	5.85%		11/1/2011	I	3,750,000	3,187,000

St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	5.85%		11/1/2011	I	1,250,000	1,062,000

Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	Property	7.76	%(a)	12/1/2014	I	41,150,000	37,765,000

Total							$61,150,000	$54,763,000

(a)	Represents an average interest rate for the life of the note. The interest rate for the period starting December 1, 2009 through November 30, 2011 is 7.448% of the unpaid balance. The interest rate for the period starting December 1, 2011 through November 30, 2012 is 7.674% of the unpaid balance. The interest rate for the period starting December 1, 2012 through December 1, 2014 is 8.125% of the unpaid balance.

(b)	I = Interest Only

The following shows changes in the carrying amounts of mortgage loans receivable during the period:

Balance at December 31, 2008	$15,360,000
Additions:
New mortgage loans	37,690,000
Amortization of discount and capitalized loan costs	1,713,000
Deductions:
Collections of principal	—

Balance at December 31, 2009	$54,763,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Trust of America, Inc. (Registrant)

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President (principal executive officer)

Date	March 15, 2010

By	/s/ Kellie S. Pruitt Kellie S. Pruitt	Chief Accounting Officer (principal financial officer and principal accounting officer)

Date	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Date	March 15, 2010

By	/s/ Kellie S. Pruitt Kellie S. Pruitt	Chief Accounting Officer (principal financial officer and principal accounting officer)

Date	March 15, 2010

By	/s/ Maurice J. DeWald Maurice J. DeWald	Director

Date	March 15, 2010

By	/s/ W. Bradley Blair, II W. Bradley Blair, II	Director

Date	March 15, 2010

By	/s/ Warren D. Fix Warren D. Fix	Director

Date	March 15, 2010

By	/s/ Larry L. Mathis Larry L. Mathis	Director

Date	March 15, 2010

By	/s/ Gary T. Wescombe Gary T. Wescombe	Director

Date	March 15, 2010

EXHIBIT INDEX

Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of Grubb & Ellis Company on December 7, 2007, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC and NNN Healthcare/Office Management, LLC changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT Advisor, LLC, and Grubb & Ellis Healthcare Management, LLC, respectively.

Following the Registrant’s transition to self-management, on August 24, 2009, Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT Holdings, L.P. changed their names to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, respectively.

The following Exhibit List refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2	Articles of Amendment, effective December 10, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 10, 2007)
3.3	Articles of Amendment, effective August 24, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
3.4	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
3.5	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009
3.6	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.2 to our Current Report on Form 8-K filed on August 27, 2009 and incorporated herein by reference)
4.1	Grubb & Ellis Healthcare REIT, Inc. Share Repurchase Plan, effective August 25, 2008 (included as Exhibit 4.1 to our Current Report on Form 8-K filed August 25, 2008 and incorporated herein by reference)
4.2	Healthcare Trust of America, Inc. Distribution Reinvestment Plan, effective September 20, 2006 (included as Exhibit B to our Post-Effective Amendment No. 14 to the Form S-11 filed on October 23, 2009 and incorporated herein by reference)
10.1	Amended and Restated Advisory Agreement among Grubb & Ellis Healthcare REIT, Inc. , Grubb & Ellis Healthcare REIT Holdings, LP, Grubb & Ellis Healthcare REIT Advisor, LLC and Grubb & Ellis Realty Investors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)
10.2	Agreement of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.2.1	Amendment No. 1 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)

10.2.2	Amendment No. 2 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
10.3†	NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
10.4†	Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to our Registration Statement on Form S-11, Amendment No. 6 (File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference)
10.5†	Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Directors’ Compensation Plan, effective January 1, 2009 (included as Exhibit 10.68 in our Annual Report on Form 10-K filed March 27, 2009 and incorporated herein by reference)
10.6	Form of Indemnification Agreement executed by W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Gary T. Wescombe, Scott D. Peters and Larry L. Mathis (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2007 and incorporated herein by reference)
10.7	Deed to Secure Debt Note by and between Gwinnett Professional Center, Ltd. and Archon Financial, L.P., dated December 30, 2003 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.8	Deed to Secure Debt, Assignment of Rents and Security Agreement by Gwinnett Professional Center, Ltd. to Archon Financial, L.P., dated December 30, 2003 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.9	Promissory Note dated August 18, 2006 issued by NNN Southpointe, LLC to LaSalle Bank National Association (included as Exhibit 10.13 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.10	Promissory Note dated August 18, 2006 issued by NNN Southpointe, LLC and NNN Crawfordsville, LLC to LaSalle Bank National Association (included as Exhibit 10.14 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.11	Mortgage, Security Agreement and Fixture Filing dated August 18, 2006 by NNN Southpointe, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.15 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.12	Subordinate Mortgage, Security Agreement and Fixture Filing dated August 18, 2006 by NNN Southpointe, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.16 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.13	Guaranty dated August 18, 2006 by Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.17 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.14	Guaranty (Securities Laws) dated August 18, 2006 by Triple Net Properties, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.18 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.15	Guaranty of Payment dated August 18, 2006 by Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.19 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.16	Assignment of Leases and Rents dated August 18, 2006 by NNN Southpointe, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.20 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)

10.17	Hazardous Substance Indemnification Agreement dated August 18, 2006 by NNN Southpointe, LLC and Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.21 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.18	Promissory Note dated September 12, 2006 issued by NNN Crawfordsville, LLC to LaSalle Bank National Association (included as Exhibit 10.22 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.19	Mortgage, Security Agreement and Fixture Filing dated September 12, 2006 by NNN Crawfordsville, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.23 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.20	Subordinate Mortgage, Security Agreement and Fixture Filing dated September 12, 2006 by NNN Crawfordsville, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.24 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.21	Guaranty dated September 12, 2006 by Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.25 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.22	Guaranty (Securities Laws) dated September 12, 2006 by Triple Net Properties, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.26 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.23	Assignment of Leases and Rents dated September 12, 2006 by NNN Crawfordsville, LLC in favor of LaSalle Bank National Association (included as Exhibit 10.27 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.24	Hazardous Substance Indemnification Agreement dated September 12, 2006 by NNN Crawfordsville, LLC and Triple Net Properties, LLC for the benefit of LaSalle Bank National Association (included as Exhibit 10.28 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on April 23, 2007 and incorporated herein by reference)
10.25	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Liberty Falls, LLC, Triple Net Properties, LLC, and Dave Chrestensen and Todd Crawford, dated October 30, 2006 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)
10.26	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Liberty Falls, LLC, Triple Net Properties, LLC, and Dave Chrestensen and Todd Crawford, dated December 21, 2006 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)
10.27	Secured Promissory Note by and between NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.28	Deed of Trust, Security Agreement and Fixtures Filings by and among NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.29	Guaranty by and among NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.30	Guaranty (Securities Laws) by and among LaSalle Bank National Association and NNN Realty Advisors, Inc., dated January 2, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)

10.31	Hazardous Substances Indemnification Agreement by and among NNN Lenox Medical, LLC, Triple Net Properties, LLC, and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.32	Assignment of Leases and Rents by and among NNN Lenox Medical, LLC and LaSalle Bank National Association, dated January 2, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.33	Membership Interest Purchase and Sale Agreement by and between NNN South Crawford Member, LLC, NNN Southpointe, LLC and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.34	Membership Interest Assignment Agreement by and between NNN South Crawford Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.35	Membership Interest Purchase and Sale Agreement by and between NNN South Crawford Member, LLC, NNN Crawfordsville, LLC and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.36	Membership Interest Assignment Agreement by and between NNN South Crawford Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P. dated January 22, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.37	Consent to Transfer and Agreement by and among NNN South Crawford Member, LLC, NNN Southpointe, LLC, NNN Healthcare/Office REIT Holdings, L.P., Triple Net Properties, LLC and LaSalle Bank National Association, dated January 22, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.38	Consent to Transfer and Agreement by and among NNN South Crawford Member, LLC, NNN Crawfordsville, LLC, NNN Healthcare/Office REIT Holdings, L.P., Triple Net Properties, LLC and LaSalle Bank National Association, dated January 22, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.39	Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. dated January 22, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference)
10.40	Mortgage, Security Agreement and Fixture Filing by and between NNN Gallery Medical, LLC, and LaSalle Bank National Association, dated February 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.41	Membership Interest Purchase and Sale Agreement by and between NNN Gallery Medical Member, LLC, NNN Gallery Medical, LLC and NNN Healthcare/Office REIT Holdings, L.P. dated March 9, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.42	Membership Interest Assignment Agreement by and between NNN Gallery Medical Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P. dated March 9, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.43	Secured Promissory Note by and between NNN Gallery Medical, LLC and LaSalle Bank National Association, dated March 9, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.44	Unsecured Promissory Note by and between NNN Healthcare/Office REIT Holdings, L.P., and NNN Realty Advisors, Inc., dated March 9, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)

10.45	Consent to Transfer and Agreement by and among NNN Gallery Medical, LLC, NNN Healthcare/Office REIT Holdings, L.P., NNN Gallery Medical Member, LLC, NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated March 9, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 13, 2007 and incorporated herein by reference)
10.46	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Commons V Investment Partnership, Triple Net Properties, LLC and Landamerica Title Company, dated March 16, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.47	Membership Interest Purchase and Sale Agreement by and between NNN Lenox Medical Member, LLC, Triple Net Properties, LLC, NNN Lenox Medical, LLC, NNN Lenox Medical Land, LLC and NNN Healthcare/Office REIT Holdings, L.P., dated March 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.48	Membership Interest Assignment Agreement by and between NNN Lenox Medical Member, LLC, and NNN Healthcare/Office REIT Holdings, L.P., dated March 23, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.49	Membership Interest Assignment Agreement by and between Triple Net Properties, LLC, and NNN Healthcare/Office REIT Holdings, L.P., dated March 23, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.50	Consent to Transfer and Assignment by and among NNN Lenox Medical, LLC, NNN Healthcare/Office REIT Holdings, L.P., NNN Lenox Medical Member, LLC, NNN Realty Advisors, Inc., and LaSalle Bank National Association, dated March 23, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference)
10.51	Agreement of Sale and Purchase by and between Yorktown Building Holding Company, LLC and Triple Net Properties, LLC, dated March 29, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.52	Sale Agreement and Escrow Instructions by and between 5410 & 5422 W. Thunderbird Road, LLC, et al. and 5310 West Thunderbird Road, LLC, et al., Triple Net Properties, LLC and Chicago Title Company as Escrow Agent, dated April 6, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.53	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Commons V Investment Partnership and Triple Net Properties, LLC, dated April 9, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.54	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Commons V, LLC, dated April 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.55	Assignment and Assumption Agreement by and between Commons V Investment Partnership and NNN Healthcare/Office REIT Commons V, LLC, dated April 24, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)
10.56	Agreement for Purchase and Sale of Real Property and Escrow Instructions between Hollow Tree, L.L.P., Triple Net Properties, LLC, and LandAmerica Title Company as Escrow Agent, dated April 30, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.57	Agreement for Purchase and Sale of Real Property and Escrow Instructions between First Colony Investments, L.L.P., Triple Net Properties, LLC, and LandAmerica Title Company as Escrow Agent, dated April 30, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.58	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Peachtree, LLC, dated May 1, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)

10.59	Secured Promissory Note by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.60	Deed to Secure Debt, Security Agreement and Fixture Filing by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank National Association, dated May 1, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.61	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.62	SEC Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.63	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.64	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Peachtree, LLC and Wachovia Bank, National Association, dated May 1, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference)
10.65	Assignment of Contract by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Thunderbird Medical, LLC, dated May 11, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.66	First Amendment to Sale Agreement and Escrow Instructions by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and 5310 West Thunderbird Road, LLC, et al., dated May 14, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.67	First Amendment to Sale Agreement and Escrow Instructions by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and 5410 & 5422 W. Thunderbird Road, LLC, et al., dated May 14, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.68	Promissory Note issued by NNN Healthcare/Office REIT Commons V, LLC in favor of Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.69	Mortgage, Security Agreement and Fixture Filing by and between NNN Healthcare/Office REIT Commons V, LLC and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.70	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.71	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.72	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Commons V, LLC and Wachovia Bank, National Association, dated May 14, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference)
10.73	Real Estate Purchase Agreement by and between Triple Net Properties, LLC and Gwinnett Professional Center Ltd., dated May 24, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.74	Assignment of Contracts by Triple Net Properties, LLC to NNN Healthcare/Office REIT Triumph, LLC, dated June 8, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)

10.75	Promissory Note issued by NNN Healthcare/Office REIT Thunderbird Medical, LLC in favor of Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.76	Deed of Trust, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Thunderbird Medical, LLC to TRSTE, Inc., as Trustee, for the benefit of Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.77	Indemnity and Guaranty Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.78	Environmental Indemnity Agreement by and between NNN Healthcare/Office REIT, Inc. and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.79	Assignment of Leases and Rents by and between NNN Healthcare/Office REIT Thunderbird Medical, LLC and Wachovia Bank, National Association, dated June 8, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.80	Unsecured Promissory Note by and between NNN Healthcare/Office REIT Holdings, L.P., and NNN Realty Advisors, Inc., dated June 8, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on June 14, 2007 and incorporated herein by reference)
10.81	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated June 12, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.82	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated June 25, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.83	Purchase Agreement by and between Triple Net Properties, LLC and St. Mary Physicians Center, LLC, dated June 26, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.84	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated July 10, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.85	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated July 26, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.86	Assignment and Assumption of Real Estate Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Gwinnett, LLC, dated July 27, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.87	Loan Assumption and Substitution Agreement by and among NNN Healthcare/Office REIT Gwinnett, LLC, NNN Healthcare/Office REIT, Inc., Gwinnett Professional Center, Ltd., and LaSalle Bank National Association, dated July 27, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)
10.88	Allonge To Note by Gwinnett Professional Center, Ltd. to LaSalle Bank National Association, as Trustee, in favor of Archon Financial, L.P., dated, July 27, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2007 and incorporated herein by reference)

10.89	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between 4MX Partners, LLC, 515 Partners, LLC and Triple Net Properties, LLC, dated July 30, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)
10.90	Purchase Agreement by and between Lexington Valley Forge L.P. and Triple Net Properties, LLC, dated August 1, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.91	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among Health Quest Realty XVII, Health Quest Realty XXII, Health Quest Realty XXXV and Triple Net Properties, LLC, dated August 6, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.92	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Kokomo Medical Office Park, L.P. and Triple Net Properties, LLC, dated August 7, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.93	Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated August 14, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.94	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Market Exchange, LLC, dated August 15, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 17, 2007 and incorporated herein by reference)
10.95	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC, dated August 30, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.96	Unsecured Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated August 30, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference)
10.97	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT St. Mary Physician Center, LLC, dated September 5, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.98	Note Secured by Deed of Trust issued by NNN Healthcare/Office REIT St. Mary Physician Center, LLC in favor of St. Mary Physicians Center, LLC, dated September 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.99	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT St. Mary Physician Center, LLC to Lone Oak Industries Inc., as Trustee, in favor of St. Mary Physicians Center, LLC, dated September 5, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.100	Unsecured Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated September 5, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference)
10.101	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office REIT Quest Diagnostics, LLC, dated September 10, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.102	Loan Agreement by and between NNN Healthcare/Office REIT Holdings, L.P., The Financial Institutions Party Hereto, and LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)

10.103	Promissory Note issued by NNN Healthcare/Office REIT Holdings, L.P. in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.104	Contribution Agreement by and between NNN Healthcare/Office REIT Holdings, L.P. and the Subsidiary Guarantors, dated September 10, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.105	Guaranty of Payment executed by NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.106	Open End Real Property Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Quest Diagnostics, LLC for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.107	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Triumph, LLC to Jeffrey C. Baker, as Trustee, for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.108	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Triumph, LLC to Jeffrey C. Baker, as Trustee, for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.109	Environmental Indemnity Agreement executed by NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Quest Diagnostics, LLC, and NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Triumph, LLC to Jeffrey C. Baker, as Trustee, for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.110	Environmental Indemnity Agreement executed by NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Triumph, LLC, and NNN Healthcare/Office REIT, Inc. for the benefit of LaSalle Bank National Association, dated September 10, 2007 Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Triumph, LLC to Jeffrey C. Baker, as Trustee, for the benefit of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.11 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.111	Joinder Agreement executed by NNN Healthcare/Office REIT Quest Diagnostics, LLC in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.12 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.112	Joinder Agreement executed by NNN Healthcare/Office REIT Triumph, LLC in favor of LaSalle Bank National Association, dated September 10, 2007 (included as Exhibit 10.13 to our Current Report on Form 8-K filed on September 14, 2007 and incorporated herein by reference)
10.113	First Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated September 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.114	Loan Agreement by and between NNN Healthcare/Office REIT Market Exchange, LLC and Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.115	Promissory Note by NNN Healthcare/Office REIT Market Exchange, LLC in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)

10.116	Repayment Guaranty by NNN Healthcare/Office REIT, Inc. in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.117	Open-End Mortgage, Assignment, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Market Exchange, LLC in favor of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.118	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Market Exchange, LLC and NNN Healthcare/Office REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated September 27, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed October 3, 2007 and incorporated herein by reference)
10.119	ISDA Interest Rate Swap Agreement by and between NNN Healthcare/Office REIT Market Exchange, LLC and Wachovia Bank, National Association, dated as of September 27, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 18, 2007 and incorporated herein by reference)
10.120	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office E Florida LTC, LLC, dated September 28, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.121	Loan Agreement by and between NNN Healthcare/Office REIT E Florida LTC, LLC and KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.122	Promissory Note by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.123	Unconditional Payment Guaranty by NNN Healthcare/Office REIT, Inc. for the benefit of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.124	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Jacksonville) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.125	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Winter Park) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.126	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Sunrise) by NNN Healthcare/Office REIT E Florida LTC, LLC in favor of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.127	Environmental and Hazardous Substances Indemnity Agreement by NNN Healthcare/Office REIT E Florida LTC, LLC for the benefit of KeyBank National Association, dated September 28, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed October 4, 2007 and incorporated herein by reference)
10.128	Second Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated September 28, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.129	ISDA Interest Rate Swap Agreement by and between NNN Healthcare/Office REIT E Florida LTC, LLC and KeyBank National Association, dated as of October 2, 2007, and as amended October 25, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 25, 2007 and incorporated herein by reference)

10.130	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Northmeadow Parkway, LLC and Triple Net Properties, LLC, dated October 9, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 11, 2007 and incorporated herein by reference)
10.131	Third Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated October 10, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.132	Fourth Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated October 15, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.133	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Northmeadow Parkway, LLC and Triple Net Properties, LLC, dated October 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed November 11, 2007 and incorporated herein by reference)
10.134	Fifth Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated November 2, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.135	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fraze Enterprises, Inc. and Triple Net Properties, LLC, dated November 12, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.136	Assignment and Assumption of Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Triple Net Properties, LLC and NNN Healthcare/Office Northmeadow, LLC, dated November 15, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed November 11, 2007 and incorporated herein by reference)
10.137	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fraze Enterprises, Inc., and Triple Net Properties, LLC, dated November 16, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.138	Second Amendment to Agreement for Purchase and Sales of Real Property and Escrow Instructions by and between Fraze Enterprises, Inc. and Triple Net properties, LLC, dated November 27, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.139	Purchase and Sale Agreement by and between BRCP Highlands Ranch, LLC and Triple Net Properties, LLC, dated November 29, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.140	Loan Agreement by and between NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC and Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.141	Promissory Note by NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC in favor of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.142	Mortgage, Assignment, Security Agreement and Fixture Filing by NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC in favor of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.143	Repayment Guaranty by NNN Healthcare/Office REIT, Inc. in favor of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)

10.144	Environmental Indemnity Agreement by NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC and NNN Healthcare/Office REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated December 5, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.145	ISDA Interest Rate Swap Agreement by and between NNN Healthcare/Office REIT Kokomo Medical Office Park, LLC and Wachovia Bank, National Association, entered into December 5, 2007, as amended (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 11, 2007 and incorporated herein by reference)
10.146	Sixth Amendment to Purchase and Sale Agreement by and between St. Rita’s Medical Center and Triple Net Properties, LLC, dated December 6, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.147	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and NNN Healthcare/Office Lima, LLC, dated December 7, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 13, 2007 and incorporated herein by reference)
10.148	Modification of Loan Agreement by and among Grubb & Ellis Healthcare REIT Holdings, L.P. (f/k/a/ NNN Healthcare/Office REIT Holdings, L.P.), Grubb & Ellis Healthcare REIT, Inc. (f/k/a NNN Healthcare/Office REIT, Inc.), NNN Healthcare/Office REIT Quest Diagnostics, LLC, NNN Healthcare/Office REIT Triumph, LLC and LaSalle Bank National Association, dated December 12, 2007 (included as Exhibit 10.142 to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 filed on December 14, 2007 and incorporated herein by reference)
10.149	Amended and Restated Promissory Note by Grubb & Ellis Healthcare REIT Holdings, L.P. (f/k/a NNN Healthcare/Office REIT Holdings, L.P.) in favor of LaSalle Bank National Association, dated December 12, 2007 (included as Exhibit 10.143 to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 filed on December 14, 2007 and incorporated herein by reference)
10.150	Amended and Restated Promissory Note by Grubb & Ellis Healthcare REIT Holdings, L.P. (f/k/a NNN Healthcare/Office REIT Holdings, L.P.) in favor of KeyBank Bank National Association, dated December 12, 2007 (included as Exhibit 10.144 to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 filed on December 14, 2007 and incorporated herein by reference)
10.151	Modification of Loan Agreement by and among Grubb & Ellis Healthcare REIT Holdings, L.P., Grubb & Ellis Healthcare REIT, Inc., NNN Healthcare/Office REIT 2750 Monroe, LLC, NNN Healthcare/Office REIT Triumph, LLC and LaSalle Bank National Association, dated December 12, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 18, 2007 and incorporated herein by reference)
10.152	Amended and Restated Promissory Note by Grubb & Ellis Healthcare REIT Holdings, L.P. in favor of LaSalle Bank National Association, dated December 12, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 18, 2007 and incorporated herein by reference)
10.153	Amended and Restated Promissory Note by Grubb & Ellis Healthcare REIT Holdings, L.P. in favor of KeyBank National Association, dated December 12, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 18, 2007 and incorporated herein by reference)
10.154	Management Agreement by and between G&E Healthcare REIT/Duke Chesterfield Rehab, LLC and Triple Net Properties Realty, Inc., dated December 18, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.155	Assignment and Assumption of Purchase and Sale Agreement by and between Triple Net Properties, LLC and G&E Healthcare REIT County Line Road, LLC, dated December 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.156	Loan Agreement by and between G&E Healthcare REIT County Line Road, LLC and Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)

10.157	Promissory Note by G&E Healthcare REIT County Line Road, LLC in favor of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.158	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT County Line Road, LLC for the benefit of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.159	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.160	Environmental Indemnity Agreement by G&E Healthcare REIT County Line Road, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Bank, National Association, dated December 19, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.161	Agreement of Sale by and among Triple Net Properties, LLC and TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd. and TST Lakeland, Ltd., dated December 19, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.162	Open-End Revolving Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Lima, LLC to and for the benefit of LaSalle Bank National Association, dated December 19, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.163	Open-End Fee and Leasehold Revolving Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by NNN Healthcare/Office REIT Lima, LLC to and for the benefit of LaSalle Bank National Association, dated December 19, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.164	Joinder Agreement by NNN Healthcare/Office REIT Lima, LLC in favor of LaSalle Bank National Association, dated as of December 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.165	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., NNN Healthcare/Office REIT Lima, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated December 19, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 2, 2008 and incorporated herein by reference)
10.166	Assignment and Assumption of Purchase Agreement by and between Triple Net Properties, LLC and G&E Healthcare REIT Lincoln Park Boulevard, LLC, dated December 20, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.167	Loan Agreement by and between G&E Healthcare REIT Lincoln Park Boulevard, LLC and Wachovia Bank, National Association, dated December 20, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.168	Promissory Note by G&E Healthcare REIT Lincoln Park Boulevard, LLC in favor of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.169	Open-End Mortgage, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Lincoln Park Boulevard, LLC in favor of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.170	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)

10.171	Environmental Indemnity Agreement by G&E Healthcare REIT Lincoln Park Boulevard, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated December 20, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)
10.172	Limited Liability Company Agreement of G&E Healthcare REIT/Duke Chesterfield Rehab, LLC by and between BD St. Louis Development, LLC and Grubb & Ellis Healthcare REIT Holdings, L.P., executed on December 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.173	Contribution Agreement by and among BD St. Louis Development, LLC, Grubb & Ellis Healthcare REIT Holdings, L.P. and G&E Healthcare REIT/Duke Chesterfield Rehab, LLC, executed on December 20, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.174	Promissory Note by G&E Healthcare REIT Chesterfield Rehab Hospital, LLC in favor of National City Bank, dated December 20, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.175	Deed of Trust, Assignment, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by G&E Healthcare REIT Chesterfield Rehab Hospital, LLC to PSPM Trustee, Inc. for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.176	Grubb & Ellis Healthcare REIT, Inc. Limited Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.177	Duke Realty Limited Partnership Limited Guaranty of Payment by Duke Realty Limited Partnership for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.178	Environmental Indemnity Agreement by G&E Healthcare REIT Chesterfield Rehab Hospital, LLC, Grubb & Ellis Healthcare REIT, Inc. and Duke Realty Limited Partnership for the benefit of National City Bank, dated December 20, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.179	Interest Rate Swap Confirmation by and between G&E Healthcare REIT Chesterfield Rehab Hospital, LLC and National City Bank, dated December 20, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.180	Leasehold and Fee Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, and Environmental Indemnity Agreement by NNN Healthcare/Office REIT Tucson Medical Office, LLC to and for the benefit of LaSalle Bank National Association, dated December 20, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.181	Joinder Agreement by NNN Healthcare/Office REIT Tucson Medical Office, LLC in favor of LaSalle Bank National Association, dated December 20, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.182	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., NNN Healthcare/Office REIT Tucson Medical Office, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated December 20, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 3, 2008 and incorporated herein by reference)
10.183	ISDA Interest Rate Swap Agreement by and between G&E Healthcare REIT County Line Road, LLC and Wachovia Bank, National Association, dated December 21, 2007, as amended on December 24, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 27, 2007 and incorporated herein by reference)

10.184	ISDA Interest Rate Swap Agreement by and between G&E Healthcare REIT Lincoln Park Boulevard, LLC and Wachovia Financial Services, Inc., dated December 31, 2007, as amended on December 21, 2007 and December 24, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed December 28, 2007 and incorporated herein by reference)
10.185	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associated Limited Partnership and Triple Net Properties, LLC, dated January 14, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.186	First Amendment to Agreement of Sale by and among TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd., and TST Lakeland, Ltd. and Triple Net Properties, LLC, dated January 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.187	ISDA Master Agreement by and between National City Bank and G&E Healthcare REIT Chesterfield Rehab Hospital, LLC, dated January 20, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 1, 2008 and incorporated herein by reference)
10.188	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associates Limited Partnership and Triple Net Properties, LLC, dated January 31, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.189	Second Amendment to Agreement of Sale by and among TST Overland Park, L.P., TST El Paso Properties, Ltd., TST Jacksonville II, LLC, TST Tampa Bay, Ltd., TST Largo ASC, Ltd., TST Brandon, Ltd., TST Lakeland, Ltd., Triple Net Properties, LLC and LandAmerica Financial Group, Inc., dated February 1, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.190	Assignment and Assumption of Agreement of Sale by and between Triple Net Properties, LLC and G&E Healthcare REIT Medical Portfolio 1, LLC, dated February 1, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.191	Loan Agreement by and between G&E Healthcare REIT Medical Portfolio 1, LLC and Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.192	Promissory Note by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.193	Mortgage, Assignment, Security Agreement and Fixture Filing (West Bay) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.194	Mortgage, Assignment, Security Agreement and Fixture Filing (Largo) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008(included as Exhibit 10.8 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.195	Mortgage, Assignment, Security Agreement and Fixture Filing (Central Florida) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.196	Mortgage, Assignment, Security Agreement and Fixture Filing (Brandon) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)

10.197	Mortgage, Assignment, Security Agreement and Fixture Filing (Overland Park) by G&E Healthcare REIT Medical Portfolio 1, LLC in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.198	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.199	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 1, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Bank, National Association, dated February 1, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.200	ISDA Interest Rate Swap Agreement by and between Triple Net Properties, LLC and Wachovia Bank, National Association, dated February 1, 2008, as amended on February 6, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed February 7, 2008 and incorporated herein by reference)
10.201	First Amendment to Promissory Note by and between NNN Gallery Medical, LLC, NNN Realty Advisors, Inc. and LaSalle Bank National Association, released from escrow on February 20, 2008 and effective as of February 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 26, 2008 and incorporated herein by reference)
10.202	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NHP Cypress Station Partnership, LP and Grubb & Ellis Realty Investors, LLC, dated February 22, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.203	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Fort Road Associates Limited Partnership and Triple Net Properties, LLC, dated March 5, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.204	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Fort Road Medical, LLC, dated March 6, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.205	Promissory Note by G&E Healthcare REIT Fort Road Medical, LLC in favor of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.206	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by G&E Healthcare REIT Fort Road Medical, LLC for the benefit of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.207	Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. in favor of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.208	Environmental Indemnity Agreement by G&E Healthcare REIT Fort Road Medical, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of LaSalle Bank National Association, dated March 6, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.209	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Epler Parke, LLC and Grubb & Ellis Realty Investors, LLC, dated March 6, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008 and incorporated herein by reference)

10.210	ISDA Interest Rate Swap Confirmation Letter Agreement by and between G&E Healthcare REIT Fort Road Medical, LLC and LaSalle Bank National Association, dated March 10, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed March 12, 2008 and incorporated herein by reference)
10.211	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Liberty Falls, LLC, Triple Net Properties, LLC, and Dave Chrestensen and Todd Crawford, dated March 11, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)
10.212	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Liberty Falls Medical Plaza, LLC, dated March 19, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 25, 2008 and incorporated herein by reference)
10.213	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Epler Parke Building B, LLC, dated March 24, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 28, 2008 and incorporated herein by reference)
10.214	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Healthcare REIT Cypress Station, LLC, dated March 25, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.215	Promissory Note by G&E Healthcare REIT Cypress Station, LLC in favor of National City Bank, dated March 25, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.216	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Financing Statement by G&E Healthcare REIT Cypress Station, LLC for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.217	Limited Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.218	Environmental Indemnity Agreement by G&E Healthcare REIT Cypress Station, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of National City Bank, dated March 25, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed March 31, 2008 and incorporated herein by reference)
10.219	Purchase and Sale Agreement and Escrow Instructions by and between HCP, Inc. and HCPI/Indiana, LLC, and G&E Healthcare REIT Medical Portfolio 3, LLC, dated May 30, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 4, 2008 and incorporated herein by reference)
10.220	Commercial Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E Healthcare REIT Amarillo Hospital, LLC to and for the benefit of Jeffrey C. Baker, Esq., Trustee and LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.221	Joinder Agreement by G&E Healthcare REIT Amarillo Hospital, LLC in favor of LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)
10.222	Environmental Indemnity Agreement by Grubb and Ellis Healthcare REIT Holdings, L.P., G&E Healthcare REIT Amarillo Hospital, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of LaSalle Bank National Association, dated June 23, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 25, 2008 and incorporated herein by reference)

10.223	Loan Agreement by and among G&E Healthcare REIT 5995 Plaza Drive, LLC, G&E Healthcare REIT Academy, LLC, G&E Healthcare REIT Epler Parke Building B, LLC, G&E Healthcare REIT Nutfield Professional Center, LLC and G&E Healthcare REIT Medical Portfolio 2, LLC and Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.224	Promissory Note by G&E Healthcare REIT 5995 Plaza Drive, LLC, G&E Healthcare REIT Academy, LLC, G&E Healthcare REIT Epler Parke Building B, LLC, G&E Healthcare REIT Nutfield Professional Center, LLC and G&E Healthcare REIT Medical Portfolio 2, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.225	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT 5995 Plaza Drive, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.226	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Academy, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 and delivered June 26, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.227	Deed of Trust, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Medical Portfolio 2, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.228	Mortgage, Assignment, Security Agreement and Fixture Filing by G&E Healthcare REIT Epler Parke Building B, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.229	Mortgage, Assignment, Security Agreement and Fixture Filing (Overland Park) by G&E Healthcare REIT Nutfield Professional Center, LLC in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.230	Repayment Guaranty by Grubb & Ellis Healthcare REIT, Inc. in favor of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.231	Environmental Indemnity Agreement by G&E Healthcare REIT 5995 Plaza drive, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.232	Environmental Indemnity Agreement by G&E Healthcare REIT Academy, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.233	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 2, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.234	Environmental Indemnity Agreement by G&E Healthcare REIT Epler Parke Building B, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)

10.235	Environmental Indemnity Agreement by G&E Healthcare REIT Nutfield Professional Center, LLC and Grubb & Ellis Healthcare REIT, Inc. for the benefit of Wachovia Financial Services, Inc., dated June 24, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 27, 2008 and incorporated herein by reference)
10.236	Loan Agreement by and between G&E Healthcare REIT Medical Portfolio 3, LLC, The Financial Institutions Party Hereto, as Banks, and Fifth Third Bank, as Agent, dated June 26, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.237	Syndicated Promissory Note(1) by G&E Healthcare REIT Medical Portfolio 3, LLC for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.238	Syndicated Promissory Note(2) by G&E Healthcare REIT Medical Portfolio 3, LLC for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.239	Guaranty of Payment by Grubb & Ellis Healthcare REIT, Inc. for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.240	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Boone County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.241	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Hamilton County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.242	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Hendricks County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.243	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Marion County) by and between G&E Healthcare REIT Medical Portfolio 3, LLC and Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.244	Environmental Indemnity Agreement by G&E Healthcare REIT Medical Portfolio 3, LLC and Grubb & Ellis Healthcare REIT, Inc. to and for the benefit of Fifth Third Bank, dated June 26, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed July 1, 2008 and incorporated herein by reference)
10.245	Modification of Loan Agreement by and among G&E Healthcare REIT Medical Portfolio 3, LLC, Grubb & Ellis Healthcare REIT, Inc. and Fifth Third Bank, dated June 27, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2008 and incorporated herein by reference)
10.246	Employment Agreement by and between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)
10.247†	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters, effective as of July 1, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)
10.248†	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Mark Engstrom, effective as of July 1, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)

10.249†	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Kellie S. Pruitt, effective as of July 1, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)
10.250	Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference)
10.251	First Amendment to Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated August 14, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 20, 2009 and incorporated herein by reference)
10.252	Second Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA Greenville, LLC, dated August 21, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
10.253	Third Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA Greenville, LLC, dated August 26, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
10.254	Fourth Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA — Greenville, LLC, dated September 4, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K, filed September 11, 2009 and incorporated herein by reference)
10.255	Future Development Agreement by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K, filed September 22, 2009 and incorporated herein by reference)
10.256	Right of First Opportunity by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K, filed September 22, 2009 and incorporated herein by reference)
21.1*	Subsidiaries of Healthcare Trust of America, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Compensatory plan or arrangement.