Form 10-Q
period 2010-03-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2010-05-17
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 12, 2010, there were 155,772,782 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Real estate investments, net	$1,258,896,000	$1,149,789,000
Real estate notes receivable, net	55,333,000	54,763,000
Cash and cash equivalents	128,404,000	219,001,000
Accounts and other receivables, net	10,802,000	10,820,000
Restricted cash and escrow deposits	31,059,000	14,065,000
Identified intangible assets, net	221,163,000	203,222,000
Other assets, net	23,340,000	21,875,000

Total assets	$1,728,997,000	$1,673,535,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$533,339,000	$540,028,000
Accounts payable and accrued liabilities	31,814,000	30,471,000
Accounts payable due to former affiliates, net	1,007,000	4,776,000
Derivative financial instruments	6,728,000	8,625,000
Security deposits, prepaid rent and other liabilities	9,206,000	7,815,000
Identified intangible liabilities, net	6,510,000	6,954,000

Total liabilities	588,604,000	598,669,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners	196,000	3,549,000
Stockholder’s Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 151,569,390 and 140,590,686 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,515,000	1,405,000
Additional paid-in capital	1,347,043,000	1,251,996,000
Accumulated deficit	(208,361,000)	(182,084,000)

Total stockholders’ equity	1,140,197,000	1,071,317,000

Total liabilities and equity	$1,728,997,000	$1,673,535,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$43,114,000	$29,190,000
Interest and other income	2,639,000	626,000

Total revenues	45,753,000	29,816,000
Expenses:
Rental expenses	15,088,000	11,801,000
General and administrative expenses	3,188,000	2,306,000
Asset management fees	—	1,269,000
Acquisition expenses (Note 3)	3,224,000	1,499,000
Depreciation and amortization	17,311,000	13,299,000

Total expenses	38,811,000	30,174,000

Income (loss) before other income (expense)	6,942,000	(358,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loans payable and line of credit	(9,142,000)	(7,500,000)
Gain on derivative financial instruments	1,702,000	930,000
Interest and dividend income	16,000	128,000

Net loss	(482,000)	(6,800,000)

Less: Net loss attributable to noncontrolling interest of limited partners	(64,000)	(70,000)

Net loss attributable to controlling interest	$(546,000)	$(6,870,000)

Net loss per share — basic and diluted	$(0.00)	$(0.08)

Weighted average number of shares outstanding — basic and diluted	145,335,661	84,672,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity
BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	$(74,786,000)	$599,320,000
Issuance of common stock	19,424,343	193,000	193,854,000	—	194,047,000
Offering costs	—	—	(19,129,000)	—	(19,129,000)
Amortization of nonvested share based compensation	—	—	58,000	—	58,000
Issuance of common stock under the DRIP	729,946	7,000	6,927,000	—	6,934,000
Repurchase of common stock	(136,762)	(1,000)	(1,309,000)	—	(1,310,000)
Distributions	—	—	—	(15,405,000)	(15,405,000)
Adjustment to redeemable noncontrolling interests	—	—	(188,000)	—	(188,000)
Net loss attributable to controlling interest	—	—	—	(6,870,000)	(6,870,000)

BALANCE — March 31, 2009	95,482,964	$954,000	$853,564,000	$(97,061,000)	$757,457,000

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	10,560,001	106,000	103,830,000	—	103,936,000
Offering costs	—	—	(12,898,000)	—	(12,898,000)
Amortization of nonvested share based compensation	—	—	156,000	—	156,000
Issuance of common stock under the DRIP	1,318,102	13,000	12,509,000	—	12,522,000
Repurchase of common stock	(899,399)	(9,000)	(8,524,000)	—	(8,533,000)
Distributions	—	—	—	(26,032,000)	(26,032,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net loss attributable to controlling interest	—	—	—	(546,000)	(546,000)

BALANCE — March 31, 2010	151,569,390	$1,515,000	$1,347,043,000	$(208,361,000)	$1,140,197,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(482,000)	$(6,800,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	19,880,000	12,400,000
Stock based compensation, net of forfeitures	156,000	58,000
Loss on property insurance settlements	—	(7,000)
Bad debt expense	59,000	349,000
Change in fair value of derivative financial instruments	(1,702,000)	(930,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(312,000)	(1,731,000)
Other assets	(3,286,000)	(574,000)
Accounts payable and accrued liabilities	844,000	3,911,000
Accounts payable due to affiliates, net	(3,769,000)	(67,000)
Security deposits, prepaid rent and other liabilities	1,158,000	(714,000)

Net cash provided by operating activities	12,546,000	5,895,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(133,639,000)	(36,588,000)
Capital expenditures	(4,828,000)	(2,030,000)
Restricted cash and escrow deposits	(16,994,000)	(365,000)
Proceeds from insurance settlement	—	61,000
Real estate deposits	(141,000)	—

Net cash used in investing activities	(155,602,000)	(38,922,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	13,000,000	1,696,000
Purchase of noncontrolling interest	(3,900,000)	—
Payments on mortgage loans payable	(26,205,000)	(8,922,000)
Proceeds from issuance of common stock	104,608,000	193,645,000
Debt financing costs	(994,000)	(42,000)
Security deposits	306,000	26,000
Repurchase of common stock	(8,533,000)	(1,310,000)
Payment of offering costs	(12,898,000)	(17,929,000)
Distributions	(12,838,000)	(7,313,000)
Distributions to noncontrolling interest limited partner	(87,000)	(87,000)

Net cash provided by financing activities	52,459,000	159,764,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(90,597,000)	126,737,000
CASH AND CASH EQUIVALENTS — Beginning of period	219,001,000	128,331,000

CASH AND CASH EQUIVALENTS — End of period	$128,404,000	$255,068,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,418,000	$6,908,000
Income taxes	$10,000	$5,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,628,000	$1,700,000
The following represents the significant increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Mortgage loans payable, net	$(6,357,000)	$—
Financing Activities:
Issuance of common stock under the DRIP	$12,522,000	$6,934,000
Distributions declared but not paid including stock issued under the DRIP	$9,227,000	$5,553,000
Accrued offering costs	$1,384,000	$3,118,000
Adjustment to redeemable noncontrolling interests	$(275,000)	$188,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three Months Ended March 31, 2010 and 2009
     The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
     Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that our date of inception.
     We are a self-managed, self-advised REIT. Accordingly, we do not pay acquisition, disposition and asset management fees and we do not pay any internalization fees. Under our self-management structure, acquisitions and asset management services are performed in-house by our employees, with certain monitored services provided by third parties at market rates. Our internal management team, led by Scott D. Peters, Chief Executive Officer, manages our day-to-day operations and oversees and supervises our employees and outside service providers.
     We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare-related facilities. We also invest to a limited extent in other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
     In 2009, we implemented a customized property management structure aimed at improving property operational performance at the asset and service provider levels, including the elimination of oversight fees, and a company-directed leasing plan to optimize occupancy levels. Accordingly, we engaged nationally recognized property management groups each to manage a specific region beginning September 1, 2009 and reduced the fees we pay for property management services by more than 50%. Our property management and leasing services are overseen internally, with designated services provided by management companies selected and monitored by us. Each of the following management companies manages a specific geographic region: CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies.
     Realty Capital Securities, LLC, or RCS, an unaffiliated third party, serves as our dealer manager. RCS is registered with the Securities and Exchange Commission, or the SEC, the Financial Industry Regulatory Authority, or FINRA and all 50 states. RCS offers our securities for sale to a network of broker dealers and licensed registered representatives.
     As of March 31, 2010, we had made 61 acquisitions comprising approximately 8,073,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,606,201,000 which includes 193 buildings and two real estate related assets. Additionally, we purchased the remaining 20% interest in HTA-Duke Chesterfield Rehab, LLC, the JV Company that owns the Chesterfield Rehabilitation Center, an asset in which we had originally acquired an 80% interest in December 2007. As of March 31, 2010, the aggregate occupancy of these properties was 91.3%.
     On September 20, 2006, we commenced a best efforts initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 19, 2010, the date upon which our initial offering terminated, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,000, excluding shares of our common stock issued under the DRIP.
     On April 6, 2009, we filed a Registration Statement on Form S-11 with the United States Securities and Exchange Commission, or the SEC, with respect to our follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock, which the SEC declared effective on March 19, 2010. Our follow-on offering includes up to 200,000,000 shares of our common stock offered for sale at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share. As of March 31, 2010, we have received and accepted subscriptions in our follow-on offering for 82,021 shares of our common stock, or $819,000, excluding shares of our common stock issued under the DRIP.

     Our principal executive offices are located at 16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, please contact DST Systems, Inc. by telephone at (888) 801-0107.
2. Summary of Significant Accounting Policies
     The summary of significant accounting policies presented below is designed to assist in understanding our interim condensed consolidated financial statements. Such interim condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim condensed consolidated financial statements.
Basis of Presentation
     Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, Consolidation (“ASC 810”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2010 and December 31, 2009, we owned greater than a 99.99% general partnership interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of March 31, 2010 and December 31, 2009, owned less than a 0.01% limited partnership interest in our operating partnership. Our former advisor may be entitled to certain subordinated distribution rights under the partnership agreement for our operating partnership, subject to a number of conditions. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
     Certain amounts presented in the statement of operations for the quarter ended March 31, 2009 have been reclassified to conform to the presentation for the quarter ended March 31, 2010. In our previously issued statement of operations for the quarter ended March 31, 2009, asset management fees of $1,269,000 and acquisition expenses of $1,499,000 were included within general and administrative expenses of $5,074,000.
Interim Unaudited Financial Data
     Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.
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
     Consolidation Pronouncements
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) codified primarily in ASC 810-10, Consolidation — Overall (“ASC 810-10”), which modifies how a company determines when an entity that is a VIE should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE, and it requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. This guidance became effective for us on January 1, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
     Fair Value Pronouncements
     In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. The amended guidance became effective for us beginning October 1, 2009. The adoption of this ASU has not had a material impact on our consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), (“ASU 2010-06”), which provides amendments to Subtopic 820-10 that require new disclosures and that clarify existing disclosures in order to increase transparency in financial reporting with regard to recurring and nonrecurring fair value measurements. ASU 2010-06 requires new disclosures with respect to the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as separate presentation about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, the Update provides amendments that clarify existing disclosures, requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Finally, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Accordingly, this Update became effective for us on January 1, 2010 (except for the Level 3 activity disclosures, which will become effective for us on January 1, 2011). The adoption of ASU 2010-06 has not had a material impact on our consolidated financial statements.
      Equity Pronouncements
     In January 2010, the FASB issued Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), the objective of which was to address the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share (EPS) prospectively. The amended guidance became effective for us December 31, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
3. Real Estate Investments
     Our investments in our consolidated properties consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Land	$131,315,000	$122,972,000
Building and improvements	1,194,994,000	1,083,496,000
Furniture and equipment	10,000	10,000

	1,326,319,000	1,206,478,000

Less: accumulated depreciation	(67,423,000)	(56,689,000)

	$1,258,896,000	$1,149,789,000

     Depreciation expense for the three months ended March 31, 2010 and 2009 was $10,714,000 and $7,528,000, respectively.

     During the three months ended March 31, 2010, we completed the acquisition of eight properties, as well as of the remaining 20.0% interest in HTA-Duke Chesterfield, Rehab, LLC, the Joint Venture Company that owns Chesterfield Rehabilitation Center. Our original 80.0% interest was acquired on December 20, 2007. On March 24, 2010, our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner, BD St. Louis, in the JV Company. As a result of the closing of this purchase on March 24, 2010, as of March 31, 2010, we own a 100% interest in the Chesterfield Rehabilitation Center. See Note 13, Redeemable Noncontrolling Interest of Limited Partners, for additional information related to this purchase. The aggregate purchase price of the properties and joint venture interest was $145,890,000. Acquisitions completed during the three months ended March 31, 2010 are set forth below:

					Mortgage
		Date	Ownership	Purchase	Loan
Property	Property Location	Acquired	Percentage	Price	Payables(1)
Camp Creek	Atlanta, GA	3/2/10	100%	$19,550,000	$—
King Street	Jacksonville, FL	3/9/10	100%	10,775,000	6,602,000
Sugarland	Houston, TX	3/23/10	100%	12,400,000	—
Deaconess (Evansville)	Evansville, IN	3/23/10	100%	45,257,000	—
Chesterfield: Remaining 20% Interest (2)	Chesterfield, MO	3/24/10	100%	3,900,000	—
Pearland — Cullen	Pearland, TX	3/31/10	100%	6,775,000	—
Hilton Head — Heritage	Hilton Head, SC	3/31/10	100%	8,058,000	—
Triad Technology Center	Baltimore, MD	3/31/10	100%	29,250,000	—
Mt. Pleasant (E. Cooper)	Mount Pleasant, SC	3/31/10	100%	9,925,000	—

Total				$145,890,000	$6,602,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represents our purchase of the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center, in which our original 80% interest was purchased on December 20, 2007. See Note 13, Redeemable Noncontrolling Interest of Limited Partners, and Note 16, Business Combinations, for further information regarding this purchase.
4. Real Estate Notes Receivable, Net
     Real estate notes receivable, net consisted of the following as of March 31, 2010 and December 31, 2009:

Property Name
Location of Property	Property Type	Interest Rate		Maturity Date	March 31, 2010	December 31, 2009
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	%(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	%(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	%(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	%(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois(4)	Medical Office Building	7.76	%(3)	12/01/14	41,150,000	41,150,000

Total real estate note receivable					61,150,000	61,150,000
Add: Note receivable closing costs, net					719,000	788,000
Less: discount, net					(6,536,000)	(7,175,000)

Real estate notes receivable, net					$55,333,000	$54,763,000

(1)	The effective interest rate associated with these notes as of March 31, 2010 is 7.93%.

(2)	The effective interest rate associated with these notes as of March 31, 2010 is 7.80%.

(3)	Represents an average interest rate for the life of the note. The interest rate for the period starting December 1, 2009 through November 30, 2011 is 7.448% of the unpaid balance. The interest rate for the period starting December 1, 2011 through November 30, 2012 is 7.674% of the unpaid balance. The interest rate for the period starting December 1, 2012 through December 1, 2014 is 8.125% of the unpaid balance. The note has an effective interest rate of 8.6%.

(4)	Rush Presbyterian balance shown includes $1,051,000 attributable to the Participation Rights option derivative instrument. This instrument is discussed further in Footnote 8, Derivative Financial Instruments.
The discount is amortized on a straight-line basis over the respective life of each note.

5. Identified Intangible Assets, Net
     Identified intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
In place leases, net of accumulated amortization of $29,575,000 and $25,452,000 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 96 months and 95 months as of March 31, 2010 and December 31, 2009, respectively)	$87,913,000	$80,577,000
Above market leases, net of accumulated amortization of $3,834,000 and $3,233,000 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 87 months and 87 months as of March 31, 2010 and December 31, 2009, respectively)	14,762,000	11,831,000
Tenant relationships, net of accumulated amortization of $15,933,000 and $13,598,000 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 158 months and 150 months as of March 31, 2010 and December 31, 2009, respectively)	97,551,000	89,610,000
Leasehold interests, net of accumulated amortization of $180,000 and $103,000 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 870 months and 899 months as of March 31, 2010 and December 31, 2009, respectively)	20,937,000	21,204,000

	$221,163,000	$203,222,000

     Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2010 and 2009 was $7,129,000 and $6,612,000, respectively, which included $601,000 and $484,000, respectively, of amortization recorded against rental income for above market leases and $77,000 and $13,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
6. Other Assets, Net
     Other assets, net, consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred financing costs, net of accumulated amortization of $3,820,000 and $3,346,000 as of March 31, 2010 and December 31, 2009, respectively	$3,187,000	$3,281,000
Lease commissions, net of accumulated amortization of $573,000 and $427,000 as of March 31, 2010 and December 31, 2009, respectively	3,607,000	3,061,000
Lease inducements, net of accumulated amortization of $333,000 and $280,000 as of March 31, 2010 and December 31, 2009, respectively	1,046,000	1,215,000
Deferred rent receivable	11,636,000	9,380,000
Prepaid expenses, deposits and other	3,864,000	4,938,000

	$23,340,000	$21,875,000

     Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended March 31, 2010 and 2009 was $797,000 and $542,000, respectively, of which $481,000 and $465,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $169,000 and $24,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations.
7. Mortgage Loans Payable, Net
     Mortgage loans payable were $535,858,000 ($533,339,000, net of discount) and $542,462,000 ($540,028,000, net of discount) as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.60% to 12.75% per annum and a weighted average effective interest rate of 3.99% per annum. As of March 31, 2010, we had $228,861,000 ($226,342,000, net of discount) of fixed rate debt, or 42.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum, and $306,997,000 of variable rate debt, or 57.3% of mortgage loans payable, at a weighted average interest rate of 2.50% per annum. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.58% to 12.75% per annum and a weighted average effective interest rate of 3.94% per annum. As of December 31, 2009, we had $209,858,000 ($207,424,000 net of discount) of fixed rate debt, or 38.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum, and $332,604,000 of variable rate debt, or 61.3% of mortgage loans payable, at a weighted average interest rate of 2.65% per annum. All of our mortgage loans payable were collateralized by our investment properties at March 31, 2010 and December 31, 2009.

     We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2009, we were in compliance with all such covenants and requirements on $457,262,000 of our mortgage loans payable and were making appropriate adjustments to comply with such covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account. As of March 31, 2010, we believe that we were in compliance with all such covenants and requirements on $450,658,000 of our mortgage loans payable. The $22,676,000 deposited within the restricted collateral account in order to comply with covenants on our remaining $85,200,000 balance of mortgage loans payable remains in that restricted account as of March 31, 2010.
     Mortgage loans payable consisted of the following as of March 31, 2010 and December 31, 2009:

	Interest		Maturity
Property	Rate		Date	March 31, 2010		December 31, 2009 (c)
Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12%		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76%		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88%		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54%		06/11/17	9,774,000		9,809,000
Yorktown Medical Center and Shakerag Medical Center	5.52%		05/11/17	13,530,000		13,530,000
Thunderbird Medical Plaza	5.67%		06/11/17	13,871,000		13,917,000
Gwinnett Professional Center	5.88%		01/01/14	5,483,000		5,509,000
Northmeadow Medical Center	5.99%		12/01/14	7,667,000		7,706,000
Medical Portfolio 2	5.91%		07/01/13	14,171,000		14,222,000
Renaissance Medical Centre	5.38%		09/01/15	18,682,000		18,767,000
Renaissance Medical Centre	12.75%		09/01/15	1,241,000		1,242,000
Medical Portfolio 4	5.50%		06/01/19	6,554,000		6,586,000
Medical Portfolio 4	6.18%		06/01/19	1,676,000		1,684,000
Marietta Health Park	5.11%		11/01/15	7,200,000		7,200,000
Hampden Place	5.98%		1/1/2012	8,709,000		8,785,000
Greenville-Patewood	6.18%		1/1/2016	35,931,000		36,000,000
Greenville — Greer	6.00%		02/01/17	8,492,000		—
Greenville — Memorial	6.00%		02/01/17	4,496,000		—
Sun City-Note B	6.54%		9/1/2014	14,947,000		14,997,000
Sun City-Note C	6.50%		9/1/2014	4,482,000		4,509,000
Sun City Note D	6.98%		9/1/2014	13,943,000		13,985,000
King Street	5.88%		03/05/17	6,602,000		—

Total fixed rate debt				228,861,000		209,858,000

Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(a)	03/31/10	—		24,800,000
1 and 4 Market Exchange	1.60	%(a)	09/30/10	14,500,000	(b)	14,500,000
East Florida Senior Care Portfolio	1.65	%(a)	10/01/10	29,334,000	(b)	29,451,000
Kokomo Medical Office Park	1.65	%(a)	11/30/10	8,300,000	(b)	8,300,000
Chesterfield Rehabilitation Center	1.90	%(a)	12/30/10	22,000,000	(b)	22,000,000
Park Place Office Park	1.80	%(a)	12/31/10	10,943,000	(b)	10,943,000
Highlands Ranch Medical Plaza	1.80	%(a)	12/31/10	8,853,000	(b)	8,853,000
Medical Portfolio 1	1.93	%(a)	02/28/11	20,240,000	(b)	20,460,000
Fort Road Medical Building	1.90	%(a)	03/06/11	5,800,000	(b)	5,800,000
Medical Portfolio 3	2.50	%(a)	06/26/11	58,000,000	(b)	58,000,000
SouthCrest Medical Plaza	2.45	%(a)	06/30/11	12,870,000	(b)	12,870,000
Wachovia Pool Loans(d)	4.65	%(a)	06/30/11	49,415,000	(b)	49,696,000
Cypress Station Medical Office Building	2.00	%(a)	09/01/11	7,107,000	(b)	7,131,000
Medical Portfolio 4	2.40	%(a)	09/24/11	21,400,000	(b)	21,400,000
Decatur Medical Plaza	2.25	%(a)	09/26/11	7,900,000	(b)	7,900,000
Mountain Empire Portfolio	2.35	%(a)	09/28/11	18,763,000	(b)	18,882,000
Sun City-Sun 1	1.75	%(a)	12/31/14	2,000,000	(b)	2,000,000

	Interest		Maturity
Property	Rate		Date	March 31, 2010		December 31, 2009 (c)
Sun City-Sun 2	1.75	%(a)	12/31/14	9,572,000	(b)	9,618,000

Total variable rate debt				306,997,000		332,604,000

Total fixed and variable debt				535,858,000		542,462,000

Less: discount				(2,519,000)		(2,434,000)

Mortgage loans payable, net				$533,339,000		$540,028,000

(a)	Represents the interest rate in effect as of March 31, 2010.

(b)	As of March 31, 2010, we had variable rate mortgage loans on 21 of our properties with effective interest rates ranging from 1.60% to 4.65% per annum and a weighted average effective interest rate of 2.50% per annum. However, as of March 31, 2010, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 19 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(c)	As of December 31, 2009, we had variable rate mortgage loans on 22 of our properties with effective interest rates ranging from 1.58% to 4.75% per annum and a weighted average effective interest rate of 2.65% per annum. However, as of December 31, 2009, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(d)	We have a mortgage loan in the principal amount of $49,415,000 and $49,696,000, as of March 31, 2010 and December 31, 2009, respectively, secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.
     The principal payments due on our mortgage loans payable as of March 31, 2010 for the nine months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2010	$98,179,000
2011	203,740,000
2012	12,708,000
2013	17,975,000
2014	46,541,000
Thereafter	156,715,000

Total	$535,858,000

     The table above does not reflect all available extension options. Of the amounts maturing in 2010, $53,653,000 have two one-year extensions available and $29,334,000 have a one-year extension available. Of the amounts maturing in 2011, $181,255,000 have two one-year extensions available.
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
     As of March 31, 2010 and December 31, 2009, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in gain on derivative financial instruments in our accompanying condensed consolidated statements of operations.

     The following table lists the derivative financial instruments held by us as of March 31, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(364,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(257,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(267,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(330,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(619,000)	Swap	12/30/10
29,334,000	LIBOR	6.02	(713,000)	Swap	10/01/10
20,167,000	LIBOR	5.23	(580,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(154,000)	Swap	03/06/11
7,115,000	LIBOR	4.51	(32,000)	Swap	05/03/10
49,508,000	LIBOR	5.60	(538,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(137,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(588,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(791,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(298,000)	Swap	09/26/11
17,150,000	LIBOR	5.87	(1,060,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	695,000	Cap	12/31/14
54,000,000	N/A	N/A	1,051,000	Participation Interest	12/01/29
     The following table lists the derivative financial instruments held by us as of December 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(505,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(327,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(326,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(403,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(759,000)	Swap	12/30/10
29,101,000	LIBOR	6.02	(998,000)	Swap	10/01/10
22,000,000	LIBOR	5.23	(688,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(173,000)	Swap	03/06/11
7,292,000	LIBOR	4.51	(75,000)	Swap	05/03/10
24,800,000	LIBOR	4.85	(206,000)	Swap	03/31/10
50,321,000	LIBOR	5.60	(922,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(236,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(1,016,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(782,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(296,000)	Swap	09/26/11
17,304,000	LIBOR	5.87	(913,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	890,000	Cap	12/31/14
54,000,000	N/A	N/A	1,051,000	Participation Interest	12/01/29
     As of March 31, 2010 and December 31, 2009, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives not designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Derivative Financial Instruments	$—	Derivative Financial Instruments	$—	Derivative Financial Instruments	$6,728,000	Derivative Financial Instruments	$8,625,000
Interest Rate Cap	Other Assets	$695,000	Other Assets	$890,000
Participation Interest	Other Assets	$1,051,000	Other Assets	$1,051,000

     For the three months ended March 31, 2010 and 2009, our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

	Location of Gain	Amount of Gain (Loss) Recognized
Derivatives not designated as hedging	(Loss)	Three Months Ended
instruments:	Recognized	March 31, 2010	March 31, 2009
Interest rate swaps	Gain (loss) on derivative instruments	$1,897,000	$930,000
Interest rate cap	Gain (loss) on derivative instruments	$(195,000)	$—
Participation interest	Gain (loss) on derivative instruments	$—	$—
     We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2010 and December 31, 2009, there have been no termination events or events of default related to the interest rate swaps.
9. Line of Credit
     As of March 31, 2010, we had a loan agreement, or the Loan Agreement, in which we obtained a secured revolving line of credit in an aggregate maximum principal amount of $80,000,000. We did not borrow on this line of credit during 2009 or during the three months ended March 31, 2010. The actual amount of credit available under the Loan Agreement at any given time is a function of and is subject to certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement.
     At our option, loans under the Loan Agreement bear interest at per annum rates equal to: (1) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (2) the greater of LaSalle Bank National Association’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (3) a combination of these rates.
     The Loan Agreement contains various affirmative and negative covenants that are customary for facilities and transactions of this type, including limitations on the incurrence of debt by us and our subsidiaries that own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (1) a minimum ratio of operating cash flow to interest expense, (2) a maximum ratio of liabilities to asset value, (3) a maximum distribution covenant and (4) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of March 31, 2010 and December 31, 2009, we were in compliance with all such covenants and requirements. We do not intend to borrow from our existing facility, and we are currently in discussions with various lenders regarding a replacement credit facility.
     As of March 31, 2010 and December 31, 2009, there were no borrowings under the Loan Agreement.
10. Identified Intangible Liabilities, Net
     Identified intangible liabilities consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Below market leases, net of accumulated amortization of $3,477,000 and $3,033,000 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 96 months and 94 months as of March 31, 2010 and December 31, 2009, respectively)	$6,510,000	$6,954,000

	$6,510,000	$6,954,000

     Amortization recorded on the identified intangible liabilities for the three months ended March 31, 2010 and 2009 was $443,000 and $501,000, respectively, which is recorded to rental income in our accompanying condensed consolidated statements of operations.

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
Other Organizational and Offering Expenses
     Our former advisor previously was entitled to receive up to 1.5% of the aggregate gross offering proceeds from the sale of shares of our common stock in the primary offering for reimbursement of cumulative organizational and offering expenses pursuant to the terms of the expired Advisory Agreement with our former advisor, or the Advisory Agreement. As a self-managed company, we are responsible for all of our future organizational and offering expenses, including those incurred in connection with our follow-on offering. These other organization and offering expenses include all expenses (other than selling commissions and dealer manager fees, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering.
Other
     Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Related Party Transactions
Fees and Expenses Paid to Former Affiliates
     Upon the effectiveness of our initial offering, we entered into the Advisory Agreement with our former advisor and a dealer manager agreement with our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses. The Advisory Agreement expired on September 20, 2009. On May 21, 2009, we provided notice to Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, our former dealer manager, that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities would cease to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, RCS, an unaffiliated third party, assumed the role of dealer manager for the remainder of the offering period. RCS now serves as the dealer manager for our follow-on offering. In the aggregate, for the three months ended March 31, 2010 and 2009, we incurred fees to our former advisor and its affiliates of $0 and $23,080,000, respectively.
Offering Stage
Selling Commissions
     Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2010 and 2009, we incurred $0 and $13,396,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.

Marketing Support Fees and Due Diligence Expense Reimbursements
     Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, in our initial offering, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended March 31, 2010 and 2009, we incurred $0 and $4,870,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our initial offering.
Other Organizational and Offering Expenses
     Our other organizational and offering expenses have been paid by our former advisor or Grubb & Ellis Realty Investors on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2010 and 2009, we incurred $0 and $863,000, respectively, in offering expenses to our former advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor or its affiliates from the gross proceeds of our initial offering.
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
     In connection with the amendment to the Advisory Agreement, effective October 24, 2008, we reduced the acquisition fee payable to our former advisor or its affiliate from up to 3.0% to a lower fee determined as follows:
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
     We paid our former advisor or its affiliate acquisition fees for properties and other real estate related assets acquired with funds raised in our initial offering by our former dealer manager for such acquisitions completed after the expiration of the Advisory Agreement. The obligation to pay such fees was fully satisfied during the year ended December 31, 2009 and we are no longer required to pay such fees to our former advisor.

     For the three months ended March 31, 2010 and 2009, we incurred $0 and $909,000, respectively, in acquisition fees to our former advisor and its affiliates. Acquisition fees are included in acquisition expenses in our accompanying condensed consolidated statements of operations.
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
     In connection with the amendment to the Advisory Agreement, effective October 24, 2008, we reduced the monthly asset management fee from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. As part of our transition to self-management, we eliminated this fee to our former advisor.
     For the three months ended March 31, 2010 and 2009, we incurred $0 and $1,269,000, respectively, in asset management fees to our former advisor and its affiliates, which is identified as asset management fees in our accompanying condensed consolidated statements of operations.
Property Management Fee
     Our former advisor or its affiliates were paid a monthly property management fee equal to 4.0% of the gross cash receipts through August 31, 2009. For properties managed by other third parties besides our former advisor or its affiliates, our former advisor or its affiliates were paid up to 1.0% of the gross cash receipts from the property for a monthly oversight fee. For the three months ended March 31, 2010 and 2009, we incurred $0 and $865,000, respectively, in property management fees and oversight fees to our former advisor and its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations. As part of our transition to self-management, we eliminated this fee to our former advisor. Under self-management, we pay property management fees to third parties at market rates.
Lease Fee
     Our former advisor or its affiliates, as the property manager, was paid a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended March 31, 2010 and 2009, we incurred $0 and $173,000, respectively, to Triple Net Properties Realty, Inc., or Realty and its affiliates in lease fees which is capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.
On-site Personnel and Engineering Payroll
     For the three months ended March 31, 2010 and 2009, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $0 and $662,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
     We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. We did not reimburse our former advisor or affiliates for operating expenses that exceeded the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. Our operating expenses did not exceed this limitation during the term of the Advisory Agreement.

     For the three months ended March 31, 2010 and 2009, Grubb & Ellis Realty Investors incurred on our behalf $0 and $20,000, respectively, in operating expenses which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.
Related Party Services Agreement
     We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and was subject to successive one year renewals. Since Grubb & Ellis Realty Investors is the managing member of our former advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. On March 17, 2009, Grubb & Ellis Realty Investors provided notice of its termination of the services agreement. The termination was to be effective September 20, 2009; however as part of our transition to self-management, we transitioned to DST Systems, Inc., our transfer agent and provider of subscription processing and investor relations services, as of August 10, 2009. Accordingly, the services agreement with Grubb & Ellis Realty Investors terminated on August 9, 2009.
     For the three months ended March 31, 2010 and 2009, we incurred $0 and $53,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.
     For the three months ended March 31, 2010 and 2009, our former advisor and its affiliates incurred $0 and $70,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our initial offering.
Compensation for Additional Services
     In periods preceding our transition to self-management during the third quarter of 2009, our former advisor or its affiliates were paid for services performed for us other than those required to be rendered by our former advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services was required to be approved by a majority of our board of directors, including a majority of our independent directors, and could not exceed an amount that would be paid to unaffiliated third parties for similar services.
Liquidity Stage
Disposition Fee
     We paid no disposition fees to our former advisor under the terms of the advisory agreement. In addition, we have no obligation to pay any disposition fees to our former advisor in the future.
Subordinated Participation Interest
     Subordinated Distribution upon Termination
     Upon termination or expiration of the Advisory Agreement (which has occurred), other than a termination by us for cause, our former advisor may be entitled to receive a distribution from our operating partnership, subject to a number of conditions, in an amount equal to 15.0% of the amount, if any, by which (1) the fair market value of all of the assets of our operating partnership as of the date of the termination (determined by appraisal), less any indebtedness secured by such assets, plus the cumulative distributions made to us by our operating partnership from our inception through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on average invested capital through the termination date. As of the expiration of our Advisory Agreement on September 20, 2009, no amounts were due based on the aforementioned formula.

     On November 14, 2008, we entered into an amendment to the partnership agreement for our operating partnership, or the Partnership Agreement Amendment. Pursuant to the terms of the Partnership Agreement Amendment, our former advisor had the right, subject to certain conditions, to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the Advisory Agreement. Our former advisor has provided us with evidence of its notice to us of its election to defer its right to a subordinated distribution. Our former advisor’s right to receive any deferred subordinated distribution is subject to a number of ongoing conditions. These conditions include, without limitation, that our former advisor fully and reasonably cooperate with us and our self-management program during the course of our transition to self-management. Various issues have arisen with respect to whether our former advisor and its affiliates have fully and reasonably cooperated with us and with our transition to self-management. We have communicated our position to our former advisor that is has not fully and reasonably cooperated with our transition to self-management, and therefore, is not entitled to such deferred subordinated distribution.
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
Accounts Payable Due to Former Affiliates, Net
     The following amounts were outstanding to former affiliates as of March 31, 2010 and December 31, 2009:

Entity	Fee	March 31, 2010	December 31, 2009
Grubb & Ellis Realty Investors	Operating expenses	$27,000	$27,000
Grubb & Ellis Realty Investors	Offering costs	90,000	90,000
Grubb & Ellis Realty Investors	Due diligence	15,000	15,000
Grubb & Ellis Realty Investors	On-site payroll and engineering	104,000	104,000
Grubb & Ellis Realty Investors	Acquisition related expenses	—	3,769,000
Realty	Asset and property management fees	771,000	771,000

		$1,007,000	$4,776,000

We have notified our former advisor that we are entitled to certain refunds in addition to other ongoing claims that we have previously communicated to our former advisor.
13. Redeemable Noncontrolling Interest of Limited Partners
     As of March 31, 2010 and December 31, 2009, we owned greater than a 99.99% general partnership interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of March 31, 2010 and December 31, 2009, owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.

     As of December 31, 2009, we owned an 80.0% interest in HTA-Duke Chesterfield Rehab, LLC, or the JV Company, which owns the Chesterfield Rehabilitation Center, which was originally purchased on December 20, 2007. The redeemable noncontrolling interest balance related to this arrangement at December 31, 2009 was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at the Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date. On March 24, 2010, our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner, BD St. Louis, in the JV Company. As a result of the closing of the purchase on March 24, 2010, as of March 31, 2010, we own a 100% interest in the Chesterfield Rehabilitation Center, and the associated redeemable noncontrolling interest balance related to this entity was reduced to zero.
     Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity (“ASC 480”) at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of December 31, 2009 was $3,549,000. As of March 31, 2010 and 2009, redeemable noncontrolling interest of limited partners was $196,000 and $2,122,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests. The balance in redeemable noncontrolling interest as of March 31, 2010 reflects only that attributable to our operating partnership.

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	70,000
Distributions	(87,000)
Purchase price allocation adjustment	188,000

Balance as of March 31, 2009	$2,122,000

Balance as of December 31, 2009	$3,549,000
Net income attributable to noncontrolling interest of limited partners	64,000
Distributions	(87,000)
Valuation adjustment to noncontrolling interests	570,000
Purchase of Chesterfield 20% interest	(3,900,000)

Balance as of March 31, 2010	$196,000

     The $64,000 in net income attributable to noncontrolling interest shown on our March 31, 2010 condensed consolidated Statement of Operations reflects net income earned by the noncontrolling interest in the JV Company prior to our purchase of this interest on March 24, 2010. As such, there will be no additional net income attributable to noncontrolling interest beyond this amount going forward in the current year. The net impact to our equity as a result of this purchase was $275,000.
14. Stockholders’ Equity
Common Stock
     In April 2006, our former advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through March 31, 2010, we granted an aggregate of 190,200 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Accounting Officer and Executive Vice President — Acquisitions pursuant to the terms and conditions of our 2006 Incentive Plan and Employment Agreements described below. Through March 31, 2010, we issued 147,168,317 shares of our common stock in connection with our initial offering and follow-on offering and 7,037,284 shares of our common stock under the DRIP, and repurchased 2,739,158 shares of our common stock under our share repurchase plan. As of March 31, 2010 and December 31, 2009, we had 151,569,390 and 140,590,686 shares of our common stock outstanding, respectively.
     Pursuant to our current follow-on offering, we are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.
Preferred Stock
     Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of March 31, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     The DRIP allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial and follow-on offerings. For the three months ended March 31, 2010 and 2009, $12,522,000 and $6,934,000, respectively, in distributions were reinvested and 1,318,102 and 729,946 shares of our common stock, respectively, were issued under the DRIP. As of March 31, 2010 and December 31, 2009, a total of $66,854,000 and $54,331,000, respectively, in distributions were reinvested and 7,037,284 and 5,719,182 shares of our common stock, respectively, were issued under the DRIP.

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
     For the three months ended March 31, 2010 and 2009, we repurchased 899,399 shares of our common stock, for an aggregate amount of $8,533,000, and 136,762 shares of our common stock, for $1,310,000, respectively. As of March 31, 2010 and December 31, 2009, we had repurchased 2,739,158 shares of our common stock, for an aggregate amount of $25,876,000, and 1,839,759 shares of our common stock, for an aggregate amount of $17,343,000, respectively.
2006 Incentive Plan and 2006 Independent Directors Compensation Plan
     Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, restricted stock units, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares.
     The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting.
     For the three months ended March 31, 2010 and 2009, we recognized compensation expense of $156,000 and $58,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
     A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three months ended March 31, 2010, no shares were settled in cash.
     As of March 31, 2010 and December 31, 2009, there was approximately $1,725,000 and $1,881,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of March 31, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.3 years.
     As of March 31, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $1,677,000 and $1,677,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of March 31, 2010 and December 31, 2009, and the changes for the three months ended March 31, 2010, is presented below:

	Restricted	Weighted
	Common	Average Grant
	Stock/Units	Date Fair Value
Balance — December 31, 2009	167,667	$10.00
Granted, net	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2010	167,667	$10.00

Expected to vest — March 31, 2010	167,667	$10.00

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
     ASC 825, Financial Instruments (“ASC 825”), which codified Statements of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of Statement No. 115, and No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.
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

     Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     Also, we have recognized a derivative instrument related to the participation interest rights acquired in conjunction with the acquisition of the Rush Presbyterian Note Receivable on December 1, 2009. We have determined that this feature qualified as a derivative and bifurcated it from the value of the note receivable. Its fair value is based upon the expected variability in the property value over the next 20 years. As such, valuation of this instrument required utilization of Level 3 inputs, including estimates of the property’s potential value and their associated probabilities of occurrence, as there is no public market for this asset and thus Level 1 and Level 2 inputs are unavailable for a derivative of this nature. The valuation is based upon the expected value of the participation interest calculated using these inputs. As a result, we have determined that the valuation of our derivative instrument related to the participation rights is classified within Level 3 of the fair value hierarchy. In accordance with ASC 820, we will include disclosure of the activity within the Level 3 asset, specifically with regard to purchases, sales, issuances, and settlements as of March 31, 2010.
Assets and Liabilities at Fair Value
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total
Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments	—	695,000	1,051,000	1,746,000

Total assets at fair value	$43,000	$695,000	$1,051,000	$1,789,000

Liabilities
Derivative financial instruments	$—	$(6,728,000)	$—	$(6,728,000)

Total liabilities at fair value	$—	$(6,728,000)	$—	$(6,728,000)

     The table below presents the activity within our fair value measurement using significant unobservable inputs (Level 3) as of March 31, 2010. As of March 31, 2010, there has been no impact to earnings in relation to this fair value measurement.

Level 3
Participation Interest
Derivative Instrument
Balance—December 31, 2009	$1,051,000
Total Gains or Losses in Earnings	—
Purchases, Issuances, & Settlements	—
Transfers in and/or out of Level 3	—

Balance—March 31, 2010	$1,051,000

Financial Instruments Disclosed at Fair Value
     ASC 825 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.
     Our accompanying consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loans payable, net, and borrowings under the line of credit.
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

     The fair value of the mortgage loans payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of March 31, 2010, the fair value of the mortgage loans payable was $526,294,000, compared to the carrying value of $533,339,000. As of December 31, 2009, the fair value of the mortgage loans payable was $532,000,000, compared to the carrying value of $540,028,000.
     The fair value of our notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of March 31, 2010, the fair value of the notes receivable was $61,406,000, compared to the carrying value of $55,333,000. As of December 31, 2009, the fair value of our notes receivable was $61,120,000, as compared to the carrying value of $54,763,000.
16. Business Combinations
     For the three months ended March 31, 2010, we completed the acquisition of eight properties as well as the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center, adding a total of approximately 672,000 square feet of GLA to our property portfolio. The aggregate purchase price for these acquisitions was $145,890,000 plus closing costs of $1,603,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the quarter ended March 31, 2010 for the periods subsequent to the acquisition dates.
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
     As of March 31, 2010 the aggregate purchase price was allocated in the amount of $8,241,000 to land, $100,173,000 to building and improvements, $6,813,000 to tenant improvements, $3,797,000 to lease commissions, $7,596,000 to leases in place, $10,232,000 to tenant relationships, $(190,000) to leasehold interest in land, $245,000 to above market debt, and $3,532,000 to above market leases. Note that these amounts pertain to all acquisitions during the quarter except for the Chesterfield Rehabilitation Center noncontrolling interest purchase; as discussed below, this purchase of additional interest was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase price does not include certain tenant improvement and core improvement credits totaling $283,000 related to King Street, nor $1,268,000 in unpaid leasehold improvement allowance related to Sugarland; these amounts pertain to liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.
Brief descriptions of the property acquisitions completed for the three months ended March 31, 2010 are as follows:
•	An 80,652 square foot medical office portfolio consisting of two buildings located in Atlanta, Georgia. This portfolio is 94% leased and was purchased on March 2, 2010 for $19,550,000.

•	A 53,169 square foot medical office building located in Jacksonville, Florida, purchased on March 9, 2010 for $10,775,000. This building is 100% occupied and is situated on the campus of St. Vincent’s Medical Center.

•	A 60,300 square foot medical office building located in Sugarland, Texas, purchased on March 23, 2010 for $12,400,000. This facility is located near three acute-care hospitals and is 100% leased with 83% of the space occupied by Texas Children’s Health Centers.

•	A five building medical office portfolio located in Evansville and Newburgh, Indiana, totaling 260,500 square feet and purchased on March 23, 2010 for $45,257,000. The portfolio is 100% master-leased to Deaconess Clinic Inc., an affiliate of Deaconess Health System, Inc.

•	A 60,800 square foot medical office building located on the campus of East Cooper Regional Medical Center in Mount Pleasant, South Carolina, purchased on March 31, 2010 for $9,925,000. The building is 90% leased to 16 tenants.

•	A 34,980 square foot medical office building located in Pearland, Texas, purchased on March 31, 2010 for $6,775,000. The building is 100% occupied.

•	A 21,832 square foot medical office building located in Hilton Head, South Carolina and purchased on March 31, 2010 for $8,058,000. The building is 100% occupied.

•	A 101,400 square foot medical office building located in Baltimore, Maryland, purchased on March 31, 2010 for $29,250,000. The building is located on the Johns Hopkins University Bayview Medical Center Research Campus and is 100% leased to the U.S. Government (primarily the National Institutes of Health).

•	The remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center, which was originally purchased on December 20, 2007. Our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner. As we continued to retain control of this entity despite the change in ownership interest, in accordance with ASC 805, we are accounting for this as an equity transaction. Thus, no gains or losses with respect to these changes were recognized in net income, nor are the carrying amounts of the assets and liabilities of the subsidiary adjusted. As such, this acquisition is not included within the purchase price allocation disclosed within this footnote.
We recorded revenues and net losses for the quarter ended March 31, 2010 of approximately $390,000 and $(1,418,000), respectively, related to the above acquisitions. Net losses include $1,603,000 in closing cost expenses related to the acquisitions.
Supplementary Pro-Forma Information
     Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended March 31, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $47,069,000, $1,654,000 and $0.01, respectively.
     Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three months ended March 31, 2009, pro forma revenues, net loss and net loss per basic and diluted share would have been $32,541,000, $(4,406,000) and $(0.05), respectively
     The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
17. Concentration of Credit Risk
     Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.
     For the three months ended March 31, 2010, we had interests in twelve consolidated properties located in Texas, which accounted for 15.2% of our total rental income, and interests in six consolidated properties located in Indiana, which accounted for 11.6% of our total rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the three months ended March 31, 2009, we had interests in seven consolidated properties located in Texas which accounted for 16.3% of our total rental income, and interests in five consolidated properties located in Indiana which accounted for 14.0% of our total rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the three months ended March 31, 2010 and 2009, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

18. Per Share Data
     We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share. In January 2009, we adopted the provisions of FSP EITF No. 03-6-1, primarily codified into ASC 260 on a prospective basis, which requires us to include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260.
     Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of March 31, 2010 and 2009, we did not have any securities that give rise to potentially dilutive shares of our common stock.
19. Subsequent Events
     The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.
Status of our Offering
     From April 1, 2010 through May 12, 2010, we had received and accepted subscriptions in our offering for 4,246,101 shares of our common stock, for an aggregate amount of $42,436,000, excluding shares of our common stock issued under the DRIP. As of May 12, 2010, we had received and accepted subscriptions in our offerings for 151,890,476 shares of our common stock, for an aggregate amount of $1,517,317,000, excluding shares of our common stock issued under the DRIP. We do not expect a material change in the status of our offering from May 12, 2010 through our filing date.
Share Repurchases
     In April 2010, we repurchased 1,098,131 shares of our common stock, for an aggregate amount of $10,406,625, under our share repurchase plan.
Pending Property Acquisitions
•	On February 22, 2010, we entered into a purchase and sale agreement for approximately $15,300,000 to acquire a three- building, approximately 53,700 square foot medical office portfolio located in Hilton Head, South Carolina. We completed our purchase of one building within this portfolio, comprising 21,832 square feet and $8,058,000 of the total purchase price, during the quarter ended March 31, 2010. The portfolio is located less than two miles from the Hilton Head Hospital, a wholly-owned hospital by Tenet Healthcare Corporation. The overall portfolio occupancy is approximately 92% and two of the three buildings in the portfolio, one of which is that purchased during the quarter ended March 31, 2010, are currently 100% occupied. Of additional note, 35% of the portfolio is occupied by Hilton Head Hospital.

•	On February 25, 2010, we entered into a purchase and sale agreement for approximately $10,500,000 to acquire an approximately 54,800 square foot medical office portfolio in Pearland, Texas. The portfolio consists of two buildings which are approximately ten miles south of the world-renowned Houston Medical Center and 15 miles south of Houston’s central business district. We completed our purchase of one of the buildings within this portfolio, comprising 34,980 square feet and $6,775,000 of the total purchase price, during the quarter ended March 31, 2010. The buildings are 100% and 98% occupied.
     The completion of each of the pending acquisitions described above is subject to the satisfaction of a number of conditions, and we cannot guarantee that these acquisitions will be completed.
Completed Acquisitions
•	On April 29, 2010, we purchased a 191,612 square foot medical office building located in Pittsburgh, Pennsylvania, for approximately $38,623,000. This Class A medical office building is situated approximately one mile from the Central Business District and two blocks from the Allegheny General Hospital (AGH), a flagship hospital in the West Penn Allegheny Health System. The four-story, multi-tenant building is 99% leased to nine tenants, and AGH occupies or guarantees over 85% of the tenancy in the building for a weighted average remaining lease term in excess of 10 years. We have not completed our initial purchase price allocations with respect to this property and therefore cannot provide the disclosures included in Note 16 for these properties. Acquisition related expenses were expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, L,P except where the context otherwise requires.
     The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K as filed with the SEC on March 16, 2010. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2010 and December 31, 2009, together with our results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.
Forward-Looking Statements
     Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to healthcare laws and laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP; changes in policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and the risk factors in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010, and this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
     Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore, we consider that our date of inception.
     2010 First Quarter Highlights
•	We completed eight acquisitions with an aggregate purchase price of approximately $145,890,000, comprised of 14 medical office buildings totaling approximately 671,901 square feet with an average occupancy of 98.4%, as well as the remaining 20% interest in the JV company that owns the chesterfield Rehabilitation Center, an asset in which we had originally acquired an 80% interest in December 2007.

•	We maintained a leverage ratio of our debt to total assets of 31% and had cash on hand of $128,404,000 as of March 31, 2010.

•	We increased our occupancy from 90.5% to 91.3% from the fourth quarter of 2009 to the first quarter of 2010.

•	With our acquisitions in the first quarter, we increased the percentage of our credit-rated tenants to 33% of our portfolio.

•	Our modified funds from operations, or MFFO, represented 79% of distributions paid during the quarter ended March 31, 2010. This represents an increase of 9% over our December 31, 2009 fourth quarter MFFO coverage rate of 70% and an increase of 20% over our March 31, 2009 first quarter MFFO coverage rate of 59%.

•	For the quarter ended March 31, 2010, we would have been required to pay acquisition and asset management fees of approximately $5,500,000 to our former advisor if we were still subject to the Advisory Agreement. The cost of self-management during the first quarter of 2010 was $1,496,000. Therefore, we achieved a cost savings of $4,004,000 ($5,500,000 minus $1,496,000) resulting from our self-management cost structure.

•	Consistent with our self-management model, we have implemented another upgrade to our asset management capabilities by implementing Resolve Technology’s business intelligence solution. The new technology integrates and consolidates the Company’s existing technology platforms and provides management with reports and dashboards that enable real-time visibility into asset and portfolio performance
     We are a self-managed, self-advised REIT. Accordingly, we do not pay acquisition, disposition and asset management fees and we do not pay any internalization fees. Under our self-management structure, acquisitions and asset management services are performed in-house by our employees, with certain monitored services provided by third parties at market rates. Our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers.
     We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare related facilities. We also invest to a limited extent in other real estate related assets. However, we do not intend to invest more than 15.0% of our total assets in such other real estate related assets. We focus primarily on investments that produce recurring income. We qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT for the foreseeable future. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
     In 2009, we implemented a customized property management structure aimed at improving property operational performance at the asset and service provider levels, including the elimination of oversight fees, and a company-directed leasing plan to optimize occupancy levels. Accordingly, we engaged nationally recognized property management groups each to manage a specific region beginning September 1, 2009 and reduced the fees we pay for property management services by more than 50%. Our property management and leasing services are overseen internally, with designated services provided by management companies selected and monitored by us. Each of the following management companies manages a specific geographic region: CB Richard Ellis, PM Realty Group, Hokanson Companies, The Plaza Companies, and Nath Companies.
     Realty Capital Securities, LLC, or RCS, an unaffiliated third party, serves as our dealer manager. RCS is registered with the Securities and Exchange Commission, or the SEC, the Financial Industry Regulatory Authority, or FINRA and all 50 states. RCS has agreements with an extensive network of broker dealers with approximately 210 selling relationships providing access to over 64,000 licensed registered representatives as of March 31, 2010.
     On September 20, 2006, we commenced our initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering expired on March 19, 2010. As of March 19, 2010, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,000, excluding shares of our common stock issued under the DRIP.

     On April 6, 2009, we filed a Registration Statement on Form S-11 with the SEC with respect to our follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock, which the SEC declared effective on March 19, 2010. Our follow-on offering includes up to 200,000,000 shares of our common stock offered for sale at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share. As of May 12, 2010, we had received and accepted subscriptions in our follow-on offering for 4,328,122 shares of our common stock, or $43,255,000, excluding shares of our common stock issued under the DRIP.
     As of March 31, 2010, we had made 61 acquisitions, which include 49 medical office properties, seven healthcare-related facilities, three quality commercial office properties, and two other real estate-related assets. These acquisitions comprise 193 buildings with approximately 8,073,000 square feet of GLA, for an aggregate purchase price of approximately $1,606,201,000 located in 21 states. Additionally, during the three months ended March 31, 2010, we purchased the remaining 20% interest in the JV Company that owns the Chesterfield Rehabilitation Center, an asset in which we originally had acquired an 80% interest in December 2007. For the three months ended March 31, 2010 and 2009, we had Funds From Operations of $16,714,000 and $6,378,000, respectively, Modified Funds From Operations of $20,133,000 and $8,453,000, respectively, and Net Operating Income of $30,729,000 and $18,085,000, respectively. Funds from Operations, Modified Funds from Operations, and Net Operating Income are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to our GAAP financial statements, see the sections entitled “Funds from Operations and Modified Funds from Operations” and “Net Operating Income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We are conducting an ongoing review of advisory services and dealer manager services previously provided by our former advisor and former dealer manager, to ensure that such services have been performed consistent with applicable agreements and standards. Based on our review to date, as well as ongoing actions by our former advisor and former dealer manager, we believe that our former advisor and our former dealer manager did not comply with all of their obligations under applicable agreements. As a result, we have provided them with notice of our claims under the agreements, as well as notice of other claims.They have disagreed with our positions, and we are engaged in ongoing discussions to resolve these issues. However, we do not anticipate that the disputes will have a material impact on our financial results or operations in the future.
     Our principal executive offices are located at 16427 N. Scottsdale Road, Suite 440, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, contact DST Systems, Inc. by telephone at (888) 801-0107.
Recent Developments
Acquisitions Completed Subsequent to the Three Months Ended March 31, 2010
•	On April 29, 2010, we purchased a 191,612 square foot medical office building located in Pittsburgh, Pennsylvania, for approximately $38,623,000. This Class A medical office building is situated approximately one mile from the Central Business District and two blocks from the Allegheny General Hospital (AGH), a flagship hospital in the West Penn Allegheny Health System. The four-story, multi-tenant building is 99% leased to nine tenants, and AGH occupies or guarantees over 85% of the tenancy in the building for a weighted average remaining lease term in excess of 10 years.
Pending Acquisitions
•	On February 22, 2010, we entered into a purchase and sale agreement to acquire a three building medical office portfolio with approximately 53,700 square feet of office space located in Hilton Head, South Carolina, for $15,300,000. We completed our purchase of one building within this portfolio, comprising 21,832 square feet and $8,058,000 of the total purchase price, during the quarter ended March 31, 2010. The portfolio is located less than two miles from the Hilton Head Hospital, a wholly-owned hospital by Tenet Healthcare Corporation. The overall occupancy of the portfolio is 92%, and two of the three buildings in the portfolio, one of which is that purchased during the quarter ended March 31, 2010, are currently 100% occupied. Additionally, 35% of the portfolio is occupied by Hilton Head Hospital. The acquisitions of the remaining buildings within this portfolio are expected to occur during the second and third quarters of 2010.

•	On February 25, 2010, we entered into a purchase and sale agreement for approximately $10,500,000 to acquire an approximately 54,800 square foot medical office portfolio in Pearland, Texas. The portfolio consists of two buildings which are approximately ten miles south of the world-renowned Houston Medical Center and 15 miles south of Houston’s central business district. We completed our purchase of one building within this portfolio, comprising 34,980 square feet and $6,775,000 of the total purchase price, during the quarter ended March 31, 2010. The acquisition of the second building, which is 98% occupied, is expected to occur during the second quarter of 2010.
The completion of the pending acquisitions described above is subject to the satisfaction of a number of conditions, and we cannot guarantee that these acquisitions will be completed.

Offering Proceeds
•	As of May 12, 2010, we had received and accepted subscriptions in our initial and follow-on offerings for 151,890,476 shares of our common stock, or $1,517,317,000, excluding shares of our common stock issued under the DRIP.
Financing
•	We have commitments to secure long-term financing with certain life insurance companies and other institutions for approximately $53,155,000 with an average loan term of 9 years and an average interest rate of 5.85%. This long-term financing will be secured by our investment properties.
Critical Accounting Policies
     The complete listing of our Critical Accounting Policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
     Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
Recently Issued Accounting Pronouncements
     See Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued accounting pronouncements.
Acquisitions in 2010
     See Note 3, Real Estate Investments — Acquisitions, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.
Factors Which May Influence Results of Operations
     We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
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
Scheduled Lease Expirations
     As of March 31, 2010, our consolidated properties were 91.3% occupied. Over the next 12 months, for the period ending March 31, 2011, 8.3% of the occupied GLA will expire. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2010, we anticipate, but cannot assure, that a majority of the tenants will renew their leases for another term.
Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2009
     Our operating results are primarily comprised of income derived from our portfolio of properties.
     Except where otherwise noted, the change in our results of operations is due to owning 193 buildings and two real estate related asset as of March 31, 2010, as compared to owning 136 buildings and one real estate related asset as of March 31, 2009.
Rental Income
     For the three months ended March 31, 2010, rental income was $43,114,000 as compared to $29,190,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, rental income was primarily comprised of base rent of $32,228,000 and expense recoveries of $10,886,000. For the three months ended March 31, 2009, rental income was primarily comprised of base rent of $21,972,000 and expense recoveries of $5,789,000.
Rental Expenses
     For the three months ended March 31, 2010 and 2009, rental expenses were $15,088,000 and $11,801,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010	2009
Real estate taxes	$4,328,000	$4,154,000
Building maintenance	3,727,000	2,348,000
Utilities	2,889,000	2,235,000
Property management fees	1,075,000	865,000
Administration	977,000	809,000
Grounds maintenance	1,082,000	744,000
Non-recoverable operating expenses	643,000	376,000
Insurance	280,000	213,000
Other	87,000	57,000

Total rental expenses	$15,088,000	$11,801,000

General and Administrative Expenses
     For the three months ended March 31, 2010 and 2009, general and administrative expense was $3,188,000 and $2,306,000, respectively. General and administrative expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010		2009
Professional and legal fees	$840,000	(a)	$1,032,000	(a)
Bad debt expense	59,000	(b)	349,000	(b)
Salaries	1,190,000	(c)	318,000	(c)
Directors’ fees	119,000	(d)	158,000	(d)
Directors’ and officers’ insurance premiums	136,000		124,000
Bank charges	53,000		72,000
Restricted stock compensation	156,000	(e)	58,000	(e)
Investor services	252,000	(f)	53,000	(f)
Postage	12,000		31,000
Corporate office overhead	187,000	(g)	35,000	(g)
Franchise & state taxes	10,000		4,000
Other	174,000		72,000

	$3,188,000		$2,306,000

The increase in general and administrative of $882,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was due to the following:

(a)	The decrease in professional and legal fees for the three months ended March 31, 2010 of $192,000 as compared to the three months ended March 31, 2009 was due to a decrease in one-time, non-recurring consulting and legal costs of $575,000 incurred during the three months ended March 31, 2009, for, among other things, our transition to self-management. This decrease was offset by an increase in audit fees for our Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

(b)	The decrease in bad debt expense for the three months ended March 31, 2010 of $290,000, as compared to the three months ended March 31, 2009 was due to the performance efficiencies realized under our self-management structure and best in class third-party property management groups, which resulted in an increased collection effort and improved tenant oversight.

(c)	The increase in salaries and benefits for the three months ended March 31, 2010 of $872,000 as compared to the three months ended March 31, 2009 was due to an increase in the number of employees hired for self-management during 2009 and the three months ended March 31, 2010. We had 40 employees as of March 31, 2010 as compared to seven employees as of March 31, 2009.

(d)	The decrease in directors’ fees for the three months ended March 31, 2010 of $39,000 as compared to the three months ended March 31, 2009 was due to a decrease in the number of meetings. The number of meetings decreased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due to the decreased involvement needed by the board of directors during the three months ended March 31, 2010 as compared to the comparable prior period, since we completed the transition to self-management on July 1, 2009.

(e)	The increase in restricted stock compensation of $98,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 was due to the amortization of an increased number of restricted shares granted in 2009. As of March 31, 2010, 167,667 shares were unvested as compared to 68,500 shares unvested for the three months ended March 31, 2009.

(f)	The increase in investor services expense for the three months ended March 31, 2010 of $199,000 as compared to the three months ended March 31, 2009 was primarily due to the introduction and implementation of the latest state of the art investor services platform provided by DST Systems, Inc. This upgrade was done in conjunction with our transition to self-management in the third quarter of 2009. These improved investor services provide our shareholders and financial advisors with direct access to real-time information. In addition to the increased expense driven by our transition to a higher-quality investor services platform, our increase in expenses was also attributable to the increase in the number of our stockholders.

(g)	The increase in corporate office-related overhead of $152,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 is primarily the result of the increase in size of our organization and infrastructure resulting from being a fully self-managed company in the first quarter of 2010 compared to the first quarter of 2009 when we initially established our corporate office in Scottsdale, Arizona.
Asset Management Fees
     For the three months ended March 31, 2010 and 2009, asset management fees were $0 and $1,269,000, respectively. The decrease in asset management fees of $1,269,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is due to our transition to a self-managed cost structure. We no longer pay asset management fees to our former advisor as the advisory agreement expired on September 20, 2009. For the three months ended March 31, 2010, we would have been required to pay asset management fees of approximately $1,853,000 to our former advisor if we were still subject to the Advisory Agreement.

Acquisition Expenses
     For the three months ended March 31, 2010 and 2009, acquisition expenses were $3,224,000 and $1,499,000, respectively. The increase in acquisition expenses is due to an increase in acquisition activity as compared to the prior year comparable quarter: for the three months ended March 31, 2010, we made eight acquisitions as well as acquired the remaining 20% interest in the JV company that owns Chesterfield Rehabilitation Center for an aggregate purchase price of $145,890,000, as compared to three acquisitions at an aggregate price of $36,379,000 for the three months ended March 31, 2009. This increase is offset by a decrease in acquisition fees to our former advisor. We paid $0 and $909,000 in acquisition fees to our former advisor for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, we would have been required to pay acquisition fees of approximately $3,647,000 to our former advisor if we were still subject to the Advisory Agreement.
Depreciation and Amortization
     For the three months ended March 31, 2010 and 2009, depreciation and amortization was $17,311,000 and $13,299,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010	2009
Depreciation of properties	$10,704,000	$7,528,000
Amortization of identified intangible assets	6,451,000	5,719,000
Amortization of lease commissions	146,000	50,000
Other assets	10,000	2,000

Total depreciation and amortization	$17,311,000	$13,299,000

Interest Expense and Gain on Derivative Instruments
     For the three months ended March 31, 2010 and 2009, interest expense was $7,440,000 and $6,570,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010	2009
Interest expense on our mortgage loans payable	$8,448,000	$6,926,000
Amortization of deferred financing fees associated with our mortgage loans payable	386,000	307,000
Amortization of deferred financing fees associated with our line of credit	95,000	95,000
Amortization of debt discount	159,000	69,000
Unused line of credit fees	54,000	40,000

Total interest expense	9,142,000	7,437,000

Gain on derivative financial instruments	(1,702,000)	(930,000)

Total interest expense and gain on derivative financial instruments	$7,440,000	$6,570,000

     The increase in interest expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to an increase in average outstanding mortgage loans payable of $533,339,000 as of March 31, 2010 compared to $453,606,000 as of March 31, 2009. This increase was offset by a gain on derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps of $1,702,000 during the three months ended March 31, 2010 as compared to a gain on derivative financial instruments of $930,000 during the three months ended March 31, 2009.
     We use interest rate swaps and interest rate caps in order to minimize the impact to us of fluctuations in interest rates. To achieve our objectives, we borrow at fixed rates and variable rates. We also enter into derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.

Interest and Dividend Income
     For the three months ended March 31, 2010, interest and dividend income was $16,000 as compared to $128,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, interest and dividend income was related primarily to interest earned on our money market accounts, whereas for the three months ended March 31, 2009, interest and dividend income was related primarily to interest earned on both our money market accounts and our U.S. Treasury Bills. The decrease was driven by a lower cash balance of $128,404,000 for the three months ended March 31, 2010 as compared to $255,068,000 the three months ended March 31, 2009.
Liquidity and Capital Resources
     We are dependent upon the net proceeds from our offerings and operating cash flows from properties to conduct our activities. Our ability to raise funds through our follow-on offering is dependent on general economic conditions, general market conditions for REITs, and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from our offerings and from any indebtedness that we may incur.
     Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness, and to make distributions to our stockholders.
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
     We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others. Until we invest the majority of the proceeds of our offerings in properties and other real estate related assets, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and other real estate related assets. The number of properties we may acquire and other investments we will make will depend upon the number of our shares of our common stock sold in our offerings and the resulting amount of the net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate related assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.
     When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements, or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offerings, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
     As of March 31, 2010, we estimate that our expenditures for capital improvements will require up to approximately $23,324,000 for the remaining nine months of 2010. As of March 31, 2010, we had $5,150,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
     Cash flows provided by operating activities for the three months ended March 31, 2010 and 2009, were $12,546,000 and $5,895,000, respectively. Cash flows from operations were reduced by $3,224,000 and $1,499,000 for the three months ended March 31, 2010 and 2009, respectively, for acquisition-related expenses. Acquisition related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses, cash flows from operations for the three months ended March 31, 2010 would have been $15,770,000. For the three months ended March 31, 2010, cash flows provided by operating activities related primarily to operations from our 59 properties and two real estate related assets. For the three months ended March 31, 2009, cash flows provided by operating activities related primarily to operations from our 43 properties and one real estate related asset. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.
     Cash flows used in investing activities for the three months ended March 31, 2010 and 2009, were $155,602,000 and $38,922,000, respectively. For the three months ended March 31, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $133,639,000. For the three months ended March 31, 2009, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $36,588,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.
     Cash flows provided by financing activities for the three months ended March 31, 2010 and 2009, were $52,459,000 and $159,764,000, respectively. For the three months ended March 31, 2010, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $104,608,000 and borrowings on mortgage loans payable of $13,000,000, the payment of offering costs of $12,898,000 for our offerings, distributions of $12,838,000 and principal repayments of $26,205,000 on mortgage loans payable. Additional cash outflows related to our purchase of the noncontrolling interest in the JV Company that owns Chesterfield Rehabilitation center for $3,900,000 as well as to debt financing costs of $994,000 in connection with the debt financing for our acquisitions. For the three months ended March 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $193,645,000 and borrowings on mortgage loans payable of $1,696,000 the payment of offering costs of $17,929,000, distributions of $7,313,000 and principal repayments of $8,922,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $42,000 in connection with the debt financing for our acquisitions. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.
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
     Our board of directors approved a 6.50% per annum, or $0.65 per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. Thereafter, distributions were paid each month in respect of the distributions declared for the prior month. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007, and we continued to pay distributions at that rate through March 31, 2010. It is our intent to continue to pay distributions. However, we cannot guarantee the amount of distributions paid in the future, if any.
     If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.
     For the three months ended March 31, 2010, we paid distributions of $25,360,000 ($12,838,000 in cash and $12,522,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $12,546,000. Cash flows from operations were reduced by $3,224,000 and $1,499,000 for the three months ended March 31, 2010 and 2009, respectively, for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses the comparable cash flows from operations for the three months ended March 31, 2010 would have been $15,770,000. From inception through March 31, 2010, we paid cumulative distributions of $137,457,000 ($70,603,000 in cash and $66,854,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $61,229,000. Comparable cumulative cash flows from operations would have totaled $80,450,000 under previous accounting rules that allowed for capitalization of acquisition-related expenses which would therefore have been included in cash flows from investing. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offerings.
     For the three months ended March 31, 2010 and 2009, our funds from operations, or FFO, were $16,714,000 and $6,378,000, respectively. As more fully described below under Funds From Operations and Modified Funds From Operations, FFO was reduced by $3,224,000 and $2,075,000 for the three months ended March 31, 2010 and 2009 for certain one-time, non-recurring charges and acquisition-related expenses, as applicable. For the three months ended March 31, 2010 and 2009 we paid distributions of $25,360,000 and $14,247,000 respectively. Such amounts were covered by FFO of $16,714,000 and $6,378,000, respectively, which is net of the one-time, non-recurring charges and acquisition-related expenses, as applicable. The distributions paid in excess of our FFO were paid using proceeds from our offerings. Excluding one-time charges and acquisition-related costs, as applicable, FFO would have been $20,133,000 and $8,453,000, respectively.

Financing
     We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2010, our aggregate borrowings were 31.9% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $93,930,000 of mortgage notes payable maturing in 2010, $53,653,000 have two one-year extensions available and $29,334,000 have a one-year extension available. Of the $201,495,000 of mortgage notes payable maturing in 2011, $181,255,000 have two one-year extensions available. We anticipate utilizing the extensions available to us.
     Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 31, 2010, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
     One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2010, we had fixed and variable rate mortgage loans payable in the principal amount of $533,339,000, net of a discount of $2,519,000, outstanding secured by our properties. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of March 31, 2010, we believe that we were in compliance with all such covenants and requirements on $450,658,000 of our mortgage loans payable and have made appropriate adjustments to ensure ongoing compliance with certain covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account. As of March 31, 2010, the balance on our secured, revolving line of credit was zero. We do not intend to borrow from our existing line of credit, and we are currently in discussion with various lenders with respect to replacing this line of credit.

     As of March 31, 2010, the weighted average interest rate on our outstanding debt was 3.99% per annum.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
     Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO one-time, non recurring charges, and acquisition expenses to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance. Management considers the following items in the calculation of MFFO:

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
     One-time transition charges: FFO includes one-time non-recurring charges related to the cost of our transition to self-management. These items include, but are not limited to, additional professional expenses, system conversion costs and non-recurring employment costs. Because MFFO excludes one-time costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on one-time, non-recurring costs.
     The following is the calculation of FFO and MFFO for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
		2010		2009
	2010	Per Share	2009	Per Share
Net loss	$(482,000)	$—	$(6,800,000)	$(0.08)
Add:
Depreciation and amortization — consolidated properties	17,311,000	0.12	13,299,000	0.16
Less:
Net income attributable to noncontrolling interest of limited partners	(64,000)	—	(70,000)	—
Depreciation and amortization related to noncontrolling interests	(51,000)	—	(51,000)	—

FFO attributable to controlling interest	$16,714,000		$6,378,000

FFO per share — basic and diluted		$0.12		$0.08

Add:
Acquisition expenses	3,224,000	0.02	1,500,000	0.02
One time transition charges	195,000	—	575,000	—

MFFO attributable to controlling interest	$20,133,000		$8,453,000

MFFO per share — basic and diluted		$0.14		$0.10

Weighted average common shares outstanding — basic and diluted	145,335,661	145,335,661	84,672,174	84,672,174

     For the three months ended March 31, 2010, MFFO per share has been impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended March 31, 2010, we sold 10,560,001 shares of our common stock, increasing our outstanding shares by 8% compared to the fourth quarter of 2009.
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
     To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net loss	$(482,000)	$(6,800,000)
Add:

General and administrative	3,188,000	2,306,000
Acquisition related fees	3,224,000	1,499,000
Asset management fees	—	1,269,000
Depreciation and amortization	17,311,000	13,299,000
Interest expense	7,440,000	6,570,000
Noncontrolling Interests	64,000	70,000
Less:
Interest and dividend income	(16,000)	(128,000)

Net operating income	$30,729,000	$18,085,000

Subsequent Events
     See Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our subsequent events.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no material changes in the information regarding market risk that was provided in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010, other than the updates discussed within this item.
     The table below presents, as of March 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$2,237,000	$3,516,000	$11,794,000	$17,048,000	$46,348,000	$147,918,000	$228,861,000	$220,379,000
Weighted average interest rate on maturing debt	5.23%	5.26%	5.21%	5.76%	6.40%	5.27%	5.26%	—
Variable rate debt — principal payments	$95,942,000	$200,224,000	$914,000	$927,000	$193,000	$8,797,000	$306,997,000	$305,915,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2010)	2.12%	3.06%	5.05%	5.60%	6.37%	4.80%	2.50%	—
     Mortgage loans payable were $535,858,000 ($533,339,000, net of discount) as of March 31, 2010. As of March 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.60% to 12.75% per annum and a weighted average effective interest rate of 3.99% per annum. We had $228,861,000 ($226,342,000, net of discount) of fixed rate debt, or 42.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum and $306,997,000 of variable rate debt, or 57.3% of mortgage loans payable, at a weighted average interest rate of 2.50% per annum.
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
     As of March 31, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     There are no other material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 16, 2010, except as noted below.
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
     The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, and annual distribution requirements needed to maintain our status as a REIT. If our cash flow from operations is less than the distributions our board of directors determines to pay, we would be required to pay our distributions, or a portion thereof, with proceeds from our offerings or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
     For the three months ended March 31, 2010, we paid distributions of $25,360,000 ($12,838,000 in cash and $12,522,000 in shares of our common stock) pursuant to our distribution reinvestment plan, or the DRIP, as compared to cash flow from operations of $12,546,000. The distributions paid in excess of our cash flow from operations were paid using proceeds from our initial offering.
     For the three months ended March 31, 2010, our FFO was $16,714,000. We paid distributions of $25,360,000, of which $16,714,000 was paid from FFO and the remainder from proceeds from our initial offering. For more information about FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources— Distributions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
     On September 20, 2006, we commenced our initial public offering, or our initial offering, in which we offered a minimum of 200,000 shares and a maximum of 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $2,200,000,000. The shares offered were registered with the SEC on a Registration Statement on Form S-11 (File No. 333-133652) under the Securities Act of 1933, as amended, which was declared effective by the SEC on September 20, 2006. As of March 19, 2010, the date upon which our initial offering terminated, we had raised $1,474,062,000 in gross offering proceeds from approximately 39,900 stockholders pursuant to our initial offering.
     On April 6, 2009, we filed a Registration Statement on Form S-11 (File No. 333-158418) with the SEC with respect to our follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. The SEC declared our follow-on offering effective on March 19, 2010, and we commenced this offering on that date. Our follow-on offering includes up to 200,000,000 shares of our common stock offered for sale at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share. As of March 31, 2010, we had received and accepted subscriptions for 82,021 shares of our common stock, or $819,000, on our follow-on offering.
     As of March 31, 2010, a total of $66,854,000 in distributions was reinvested and 7,037,284 shares of our common stock were issued under the DRIP.

     As of March 31, 2010, we have incurred marketing support fees of $32,780,000 and $36,000, selling commissions of $101,155,000 and $51,000, and due diligence expense reimbursements of $1,286,000 and $661,000 related to our initial offering and to our follow-on offering, respectively. We have also incurred organizational and offering expenses of $14,200,000 related to our initial offering and $5,832,000 related to our follow-on offering. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offerings. The cost of raising funds in our offerings as a percentage of funds raised will not exceed 11.5%. Net offering proceeds for our initial offering, after deducting these expenses, totaled $1,324,641,000.
     As of March 31, 2010, we have used $1,072,791,000 in net offering proceeds to purchase our 59 properties, the 20% remaining interest in the JV Company that owns Chesterfield Rehabilitation Center, and two other real estate related assets, to pay acquisition fees and expenses, and to repay debt incurred in connection with such acquisitions.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares under the DRIP during the prior 12 months.
     During the three months ended March 31, 2010, we repurchased shares of our common stock as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs (2)

January 1, 2010 to January 31, 2010	892,699	$9.53	892,699	$—
February 1, 2010 to February 28, 2010	3,700	$10.00	3,700	$—
March 1, 2010 to March 31, 2010	3,000	$9.50	3,000	$—

(1)	Our board of directors adopted a share repurchase plan, which was publicly announced on September 20, 2006. Our board of directors adopted an amended share repurchase plan, which was publicly announced on August 25, 2008. Through March 31, 2010, we had repurchased 2,739,158 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Reserved.
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

Healthcare Trust of America, Inc. (Registrant)
May 17, 2010	By:	/s/ Scott D. Peters
Date		Scott D. Peters
Chief Executive Officer and President (Principal executive officer)

May 17, 2010	By:	/s/ Kellie S. Pruitt
Date		Kellie S. Pruitt
Chief Accounting Officer (Principal accounting officer and Principal financial officer)

EXHIBIT INDEX
     Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of Grubb & Ellis Company on December 7, 2007, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC, NNN Healthcare/Office Management, LLC, Triple Net Properties, LLC and NNN Capital Corp. changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, LP Grubb & Ellis Healthcare REIT Advisor, LLC, Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc. respectively. Following our transition to self-management on August 24, 2009, Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT Holdings, LP changed their names to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, respectively. The following Exhibit List refers to the entity names used at the time the agreements or documents below were entered into in order to accurately reflect the names of the parties on the documents listed.
     Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)

3.2	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)

3.3	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference)

3.4	Articles of Amendment of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

3.5	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

10.1	Termination of Services Agreement by and between American Realty Capital II, LLC and Healthcare Trust of America, Inc., dated January 15, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 22, 2010 incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.