Form 10-Q
period 2010-06-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2010-08-16
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 11, 2010, there were 168,884,622 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Real estate investments, net	$1,342,915,000	$1,149,789,000
Real estate notes receivable, net	55,938,000	54,763,000
Cash and cash equivalents	176,886,000	219,001,000
Accounts and other receivables, net	11,259,000	10,820,000
Restricted cash and escrow deposits	33,135,000	14,065,000
Identified intangible assets, net	232,531,000	203,222,000
Other assets, net	28,850,000	21,875,000

Total assets	$1,881,514,000	$1,673,535,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$598,567,000	$540,028,000
Accounts payable and accrued liabilities	37,809,000	30,471,000
Accounts payable due to former affiliates, net	1,007,000	4,776,000
Derivative financial instruments	4,405,000	8,625,000
Security deposits, prepaid rent and other liabilities	20,578,000	7,815,000
Identified intangible liabilities, net	6,137,000	6,954,000

Total liabilities	668,503,000	598,669,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners (Note 13)	4,203,000	3,549,000
Stockholder’s Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 162,869,149 and 140,590,686 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,626,000	1,405,000
Additional paid-in capital	1,443,567,000	1,251,996,000
Accumulated deficit	(236,385,000)	(182,084,000)

Total stockholders’ equity	1,208,808,000	1,071,317,000

Total liabilities and equity	$1,881,514,000	$1,673,535,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$45,679,000	$29,838,000	$88,793,000	$59,028,000

Interest income from mortgage notes receivable and other income	1,649,000	640,000	4,288,000	1,266,000

Total revenues	47,328,000	30,478,000	93,081,000	60,294,000
Expenses:
Rental expenses	15,672,000	10,560,000	30,760,000	22,361,000
General and administrative	3,487,000	2,787,000	6,675,000	5,093,000
Asset management fees	—	1,318,000	—	2,587,000
Acquisition-related expenses (Note 3)	2,602,000	1,681,000	5,826,000	3,180,000

Depreciation and amortization	18,602,000	12,645,000	35,913,000	25,944,000

Total expenses	40,363,000	28,991,000	79,174,000	59,165,000

Income before other income (expense)	6,965,000	1,487,000	13,907,000	1,129,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loan payables and credit facility	(8,849,000)	(7,428,000)	(17,991,000)	(14,928,000)
Gain on derivative financial instruments	2,095,000	2,362,000	3,797,000	3,292,000
Interest and dividend income	34,000	44,000	50,000	172,000

Net income (loss)	245,000	(3,535,000)	(237,000)	(10,335,000)

Less: Net income attributable to noncontrolling interest of limited partners	(1,000)	(102,000)	(65,000)	(172,000)

Net income (loss) attributable to controlling interest	$244,000	$(3,637,000)	$(302,000)	$(10,507,000)

Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted	$0.00	$(0.03)	$(0.00)	$(0.11)

Weighted average number of shares outstanding -
Basic	154,594,418	106,265,880	149,990,622	95,530,594

Diluted	154,815,137	106,265,880	149,990,622	95,530,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity
BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	$(74,786,000)	$599,320,000
Issuance of common stock	39,994,229	400,000	399,244,000	—	399,644,000
Offering costs	—	—	(39,989,000)	—	(39,989,000)
Amortization of nonvested common stock compensation	—	—	117,000	—	117,000
Issuance of common stock under the DRIP	1,661,329	16,000	15,766,000	—	15,782,000
Repurchase of common stock	(406,385)	(4,000)	(3,848,000)	—	(3,852,000)
Distributions	—	—	—	(34,724,000)	(34,724,000)
Adjustment to redeemable noncontrolling interests	—	—	(344,000)	—	(344,000)
Net loss attributable to controlling interest	—	—	—	(10,507,000)	(10,507,000)

BALANCE — June 30, 2009	116,714,610	$1,167,000	$1,044,297,000	$(120,017,000)	$925,447,000

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	21,404,471	212,000	206,617,000	—	206,829,000
Offering costs	—	—	(23,784,000)	—	(23,784,000)
Issuance of nonvested restricted common stock, net	150,000	2,000	1,498,000	—	1,500,000
Amortization of nonvested share based compensation	—	—	365,000	—	365,000
Issuance of common stock under the DRIP	2,743,824	27,000	26,039,000	—	26,066,000
Repurchase of common stock	(2,019,832)	(20,000)	(19,138,000)	—	(19,158,000)
Distributions	—	—	—	(54,300,000)	(54,300,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net loss attributable to controlling interest	—	—	—	(302,000)	(302,000)

BALANCE — June 30, 2010	162,869,149	$1,626,000	$1,443,567,000	$(236,385,000)	$1,208,808,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237,000)	$(10,335,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	32,554,000	24,111,000
Stock based compensation, net of forfeitures	365,000	117,000
Loss on property insurance settlements	—	5,000
Bad debt expense	97,000	928,000
Change in fair value of derivative financial instruments	(4,643,000)	(3,292,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,240,000)	(2,023,000)
Other assets	772,000	(2,414,000)
Accounts payable and accrued liabilities	7,947,000	7,674,000
Accounts payable due to affiliates, net	(3,769,000)	349,000
Security deposits, prepaid rent and other liabilities	(70,000)	(870,000)

Net cash provided by operating activities	31,776,000	14,250,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(193,325,000)	(78,988,000)
Capital expenditures	(11,043,000)	(4,079,000)
Restricted cash and escrow deposits	(19,070,000)	(710,000)
Real Estate Deposits	(2,984,000)	—
Proceeds from insurance settlement	—	299,000

Net cash used in investing activities	(226,422,000)	(83,478,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	45,875,000	1,696,000
Purchase of noncontrolling interest	(3,900,000)	—
Payments on mortgage loans payable	(27,726,000)	(9,642,000)
Proceeds from issuance of common stock	209,359,000	398,887,000
Deferred financing costs	(1,383,000)	(60,000)
Security deposits	539,000	89,000
Repurchase of common stock	(19,158,000)	(3,852,000)
Payment of offering costs	(23,784,000)	(39,101,000)
Distributions	(27,204,000)	(16,469,000)
Distributions to noncontrolling interest limited partner	(87,000)	(172,000)

Net cash provided by financing activities	152,531,000	331,376,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,115,000)	262,148,000
CASH AND CASH EQUIVALENTS — Beginning of period	219,001,000	128,331,000

CASH AND CASH EQUIVALENTS — End of period	$176,886,000	$390,479,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,659,000	$13,801,000
Income taxes	$217,000	$44,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$4,452,000	$2,211,000
The following represents the significant increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Mortgage loans payable, net	$(40,067,000)	$—
Security deposits, prepaid rent and other liabilities	$12,227,000	$589,000
Issuance of operating partnership units in connection with Fannin acquisition	$1,557,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$26,066,000	$15,782,000
Distributions declared but not paid including stock issued under the DRIP	$9,585,000	$6,864,000
Accrued offering costs	$826,000	$2,806,000
Adjustment to redeemable noncontrolling interests	$(275,000)	$344,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three and Six Months Ended June 30, 2010 and 2009
     The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
     Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that our date of inception.
     We are a self-managed, self-advised real estate investment trust, or REIT. Accordingly, our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed in-house by our employees, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition or asset management fees to an external advisor, and we have not and will not pay any internalization fees.
     We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare-related facilities. We also invest to a limited extent in other real estate related assets. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate related assets. We focus primarily on investments that produce recurring income. We have qualified and elected to be taxed as a REIT, for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
     As of June 30, 2010, we had made 65 acquisitions comprising approximately 8,567,000 square feet of gross leasable area, or GLA, which includes 200 buildings and two real estate related assets. Additionally, we purchased the remaining 20% interest in HTA-Duke Chesterfield Rehab, LLC, or the JV Company that owns the Chesterfield Rehabilitation Center, an asset in which we had originally acquired an 80% interest in December 2007. The aggregate purchase price of these acquisitions was $1,712,420,000. As of June 30, 2010, the average occupancy of these properties was over 91%.
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
     On March 19, 2010, we commenced a best efforts public offering, or our follow-on offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. As of June 30, 2010, we have received and accepted subscriptions in our follow-on offering for 10,811,513 shares of our common stock, or $108,066,000, excluding shares of our common stock issued under the DRIP.
     Realty Capital Securities, LLC, or RCS, an unaffiliated third party, serves as the dealer manager for our follow-on offering. RCS is registered with the Securities and Exchange Commission, or the SEC, and with all 50 states and is a member of the Financial Industry Regulatory Authority, or FINRA. RCS offers our shares of common stock for sale through a network of broker-dealers and their licensed registered representatives.
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

Basis of Presentation
     Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2010 and December 31, 2009, we owned an approximately 99.89% and an approximately 99.99%, respectively, general partner interest in our operating partnership. Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, is a limited partner of our operating partnership and as of June 30, 2010 and December 31, 2009, owned an approximately 0.01% limited partner interest in our operating partnership. Additionally, as of June 30, 2010, approximately 0.10% of our operating partnership is owned by certain physician investors pursuant to the Fannin acquisition (see Note 13).
     Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements.
     Certain amounts presented in the interim condensed consolidated statements of operations for the three and six months ended June 30, 2009 have been reclassified to conform to the presentation for the three and six months ended June 30 2010. In our previously issued statement of operations for the three months ended June 30, 2009, asset management fees of $1,318,000 and acquisition-related expenses of $1,681,000 were included within general and administrative expenses of $5,786,000. For the six months ended June 30, 2009, asset management fees of $2,587,000 and acquisition-related expenses of $3,180,000 were included within general and administrative expenses of $10,860,000.
Interim Unaudited Financial Data
     Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010 (or the 2009 Annual Report).
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.
Segment Disclosure
     ASC 280, Segment Reporting, or ASC 280, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued Accounting Pronouncements
     Below are the recently issued accounting pronouncements and our evaluation of the impact of such pronouncements.

     Consolidation Pronouncements
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) codified primarily in ASC 810-10, Consolidation — Overall, or ASC 810-10, which modifies how a company determines when an entity that is a VIE should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE, and it requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. This guidance became effective for us on January 1, 2010. The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.
     Fair Value Pronouncements
     In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), or ASU 2010-06, which provides amendments to Subtopic 820-10 that require new disclosures and that clarify existing disclosures in order to increase transparency in financial reporting with regard to recurring and nonrecurring fair value measurements. ASU 2010-06 requires new disclosures with respect to the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as separate presentation about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 provides amendments that clarify existing disclosures, requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Finally, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Accordingly, ASU 2010-06 became effective for us on January 1, 2010 (except for the Level 3 activity disclosures, which will become effective for us on January 1, 2011). The adoption of ASU 2010-06 has not had a material impact on our consolidated financial statements.
     Equity Pronouncements
     In January 2010, the FASB issued Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, or ASU 2010-01, the objective of which was to address the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share (EPS) prospectively. ASU 2010-01 became effective for us January 1, 2010. The adoption of ASU 2010-01 did not have a material impact on our consolidated financial statements.
     Credit Risk Pronouncements
     In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, or ASU 2010-20, which requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated, primarily at the level at which an entity calculates its allowance for credit losses. The specific required disclosures are a rollforward schedule of the allowance for credit losses for the reporting period, the related investment in financing receivables, the nonaccrual status of financing receivables, impaired financing receivables, credit quality indicators, the aging of past due financing receivables, any troubled debt restructurings and their effect on the allowance for credit losses, the extent of any financing receivables modified by troubled debt restructuring that have defaulted and their impact on the allowance for credit losses, and significant sales or purchases of financing receivables. The ASU 2010-20 disclosure requirements pertain to our mortgage notes receivables and are effective for interim and annual reporting periods ending on or after December 15, 2010.

3. Real Estate Investments
     Our investments in our consolidated properties consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Land	$135,371,000	$122,972,000
Building and improvements	1,286,661,000	1,083,496,000
Furniture and equipment	10,000	10,000

	1,422,042,000	1,206,478,000

Less: accumulated depreciation	(79,127,000)	(56,689,000)

	$1,342,915,000	$1,149,789,000

     Depreciation expense for the three months ended June 30, 2010 and 2009 was $11,721,000 and $7,683,000, respectively, and depreciation expense for the six months ended June 30, 2010 and 2009 was $22,434,000 and $15,211,000, respectively.
     During the six months ended June 30, 2010, we completed 12 new acquisitions as well as purchased two additional medical office buildings within existing portfolios. Additionally, we purchased the remaining 20.0% interest in HTA-Duke Chesterfield, Rehab, LLC, the JV Company that owns Chesterfield Rehabilitation Center. Our original 80.0% interest was acquired on December 20, 2007. The aggregate purchase price of the properties and joint venture interest was $252,109,000. Acquisitions completed during the six months ended June 30, 2010 are set forth below:

					Mortgage
		Date	Ownership	Purchase	Loan
Property	Property Location	Acquired	Percentage	Price	Payables(1)
Camp Creek	Atlanta, GA	3/2/10	100%	$19,550,000	$—
King Street	Jacksonville, FL	3/9/10	100	10,775,000	6,602,000
Sugarland	Houston, TX	3/23/10	100	12,400,000	—
Deaconess	Evansville, IN	3/23/10	100	45,257,000	—
Chesterfield Rehabilitation Center(2)	Chesterfield, MO	3/24/10	100	3,900,000	—
Pearland — Cullen	Pearland, TX	3/31/10	100	6,775,000	—
Hilton Head — Heritage	Hilton Head, SC	3/31/10	100	8,058,000	—
Triad Technology Center	Baltimore, MD	3/31/10	100	29,250,000	—
Mt. Pleasant (E. Cooper)	Mount Pleasant, SC	3/31/10	100	9,925,000	—
Federal North	Pittsburgh, PA	4/29/10	100	40,472,000	—
Balfour Concord Portfolio	Lewisville, TX	6/25/10	100	4,800,000	—
Cannon Park Place	Charleston, SC	6/28/10	100	10,446,000	—
7900 Fannin(3)	Houston, TX	6/30/10	84	38,100,000	22,687,000
Balfour Concord Portfolio (4)	Denton, TX	6/30/10	100	8,700,000	4,657,000
Pearland—Broadway (4)	Pearland, TX	6/30/10	100	3,701,000	2,381,000

Total				$252,109,000	$36,327,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represents our purchase of the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center, in which our original 80% interest was purchased on December 20, 2007. See Note 13, Redeemable Noncontrolling Interest of Limited Partners, and Note 16, Business Combinations, for further information regarding this purchase.

(3)	Represents our purchase of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building, the value of which is approximately $38,100,000. We acquired both the general partner interest and the majority of the limited partner interests in the Fannin partnership. The transaction provided the original physician investors with the right to remain in the Fannin partnership, to receive limited partnership units in our operating partnership, and/or receive cash. Ten investors elected to remain in the Fannin partnership, which represents a 16% noncontrolling interest in the property.

(4)	Represent purchases of additional medical office buildings within portfolios we had previously acquired during the six months ended June 30, 2010.
4. Real Estate Notes Receivable, Net
     Real estate notes receivable, net consisted of the following as of June 30, 2010 and December 31, 2009:

Property Name
Location of Property	Property Type	Interest Rate		Maturity Date	June 30, 2010	December 31, 2009
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	%(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois(3)	Medical Office Building	7.76	(4)	12/01/14	41,169,000	41,150,000

Total real estate note receivable					61,169,000	61,150,000
Add: Note receivable closing costs, net					660,000	788,000
Less: discount, net					(5,891,000)	(7,175,000)

Real estate notes receivable, net					$55,938,000	$54,763,000

(1)	The effective interest rate associated with these notes as of June 30, 2010 is 7.93%.

(2)	The effective interest rate associated with these notes as of June 30, 2010 is 7.80%.

(3)	Rush Presbyterian balance shown includes $1,070,000 attributable to the Participation Rights option derivative instrument. This instrument is discussed further in Note 8, Derivative Financial Instruments.

(4)	Represents an average interest rate for the life of the note with an effective interest rate of 8.6%.
The discount is amortized on a straight-line basis over the respective life of each note.
5. Identified Intangible Assets, Net
     Identified intangible assets consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
In place leases, net of accumulated amortization of $33,885,000 and $25,452,000 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 96 months and 95 months as of June 30, 2010 and December 31, 2009, respectively)	$92,371,000	$80,577,000
Above market leases, net of accumulated amortization of $4,552,000 and $3,233,000 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 86 months and 87 months as of June 30, 2010 and December 31, 2009, respectively)	15,650,000	11,831,000
Tenant relationships, net of accumulated amortization of $18,336,000 and $13,598,000 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 157 months and 150 months as of June 30, 2010 and December 31, 2009, respectively)	103,235,000	89,610,000
Leasehold interests, net of accumulated amortization of $250,000 and $103,000 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 861 months and 899 months as of June 30, 2010 and December 31, 2009, respectively)	21,275,000	21,204,000

	$232,531,000	$203,222,000

     Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2010 and 2009 was $7,503,000 and $5,387,000, respectively, which included $718,000 and $478,000, respectively, of amortization recorded against rental income for above market leases and $70,000 and $14,000, respectively, of amortization charged to rental expenses for leasehold interests in our accompanying interim condensed consolidated statements of operations. Amortization expense recorded on the identified intangible assets for the six months ended June 30, 2010 and 2009 was $14,632,000 and $11,603,000, respectively, which included $1,319,000 and $962,000, respectively, of amortization recorded against rental income for above market leases and $147,000 and $27,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

6. Other Assets, Net
     Other assets, net, consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred financing costs, net of accumulated amortization of $4,281,000 and $3,346,000 as of June 30, 2010 and December 31, 2009, respectively	$3,179,000	$3,281,000
Lease commissions, net of accumulated amortization of $741,000 and $427,000 as of June 30, 2010 and December 31, 2009, respectively	3,885,000	3,061,000
Lease inducements, net of accumulated amortization of $407,000 and $280,000 as of June 30, 2010 and December 31, 2009, respectively	1,405,000	1,215,000
Deferred rent receivable	13,858,000	9,380,000
Prepaid expenses, deposits and other	6,523,000	4,938,000

	$28,850,000	$21,875,000

     Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended June 30, 2010 and 2009 was $587,000 and $558,000, respectively, of which $462,000 and $468,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $(41,000) and $25,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations. Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the six months ended June 30, 2010 and 2009 was $1,384,000 and $1,100,000, respectively, of which $943,000 and $933,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $128,000 and $49,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying condensed consolidated statements of operations.
7. Mortgage Loans Payable, Net
     Mortgage loans payable were $596,937,000 ($598,567,000, including premium) and $542,462,000 ($540,028,000, net of discount) as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.70% to 12.75% per annum and a weighted average effective interest rate of 4.32% per annum. As of June 30, 2010, we had $290,733,000 ($292,363,000, including premium) of fixed rate debt, or 48.7% of mortgage loans payable, at a weighted average interest rate of 6.15% per annum, and $306,204,000 of variable rate debt, or 51.3% of mortgage loans payable, at a weighted average interest rate of 2.58% per annum. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.58% to 12.75% per annum and a weighted average effective interest rate of 3.94% per annum. As of December 31, 2009, we had $209,858,000 ($207,424,000 net of discount) of fixed rate debt, or 38.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum, and $332,604,000 of variable rate debt, or 61.3% of mortgage loans payable, at a weighted average interest rate of 2.65% per annum. All of our mortgage loans payable were collateralized by our investment properties at June 30, 2010 and December 31, 2009.
     We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2009, we were in compliance with all such covenants and requirements on $457,262,000 of our mortgage loans payable and were making appropriate adjustments to comply with such covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account. As of June 30, 2010, we believe that we were in compliance with all such covenants and requirements on $503,837,000 of our mortgage loans payable. The $22,676,000 deposited within the restricted collateral account remains in that restricted account as of June 30, 2010, and we are currently working with lenders in order to comply with certain covenants on the remaining $93,100,000 balance of our mortgage loans payable.

     Mortgage loans payable consisted of the following as of June 30, 2010 and December 31, 2009:

	Interest	Maturity
Property	Rate	Date	June 30, 2010 (a)	December 31, 2009 (b)
Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,146,000	$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/01/16	4,264,000	4,264,000
The Gallery Professional Building	5.76	03/01/17	6,000,000	6,000,000
Lenox Office Park, Building G	5.88	02/01/17	12,000,000	12,000,000
Commons V Medical Office Building	5.54	06/11/17	9,741,000	9,809,000
Yorktown Medical Center and Shakerag Medical Center	5.52	05/11/17	13,517,000	13,530,000
Thunderbird Medical Plaza	5.67	06/11/17	13,829,000	13,917,000
Gwinnett Professional Center	5.88	01/01/14	5,467,000	5,509,000
Northmeadow Medical Center	5.99	12/01/14	7,627,000	7,706,000
Medical Portfolio 2	5.91	07/01/13	14,123,000	14,222,000
Renaissance Medical Centre	5.38	09/01/15	18,600,000	18,767,000
Renaissance Medical Centre	12.75	09/01/15	1,241,000	1,242,000
Medical Portfolio 4	5.50	06/01/19	6,506,000	6,586,000
Medical Portfolio 4	6.18	06/01/19	1,665,000	1,684,000
Marietta Health Park	5.11	11/01/15	7,200,000	7,200,000
Hampden Place	5.98	01/01/12	8,650,000	8,785,000
Greenville — Patewood	6.18	01/01/16	35,825,000	36,000,000
Greenville — Greer	6.00	02/01/17	8,466,000	—
Greenville — Memorial	6.00	02/01/17	4,482,000	—
Greenville — MMC	6.25	06/01/20	22,875,000	—
Sun City-Note B	6.54	09/01/14	14,899,000	14,997,000
Sun City-Note C	6.50	09/01/14	4,456,000	4,509,000
Sun City Note D	6.98	09/01/14	13,903,000	13,985,000
King Street	5.88	03/05/17	6,526,000	—
Wisconsin MOB II — Mequon	6.25	07/10/17	10,000,000	—
Balfour Concord — Denton	7.95	08/10/12	4,657,000	—
Pearland-Broadway	5.57	09/01/12	2,381,000	—
7900 Fannin- Note A	7.30	01/01/21	21,865,000	—
7900 Fannin- Note B	7.68	01/01/16	822,000	—

Total fixed rate debt			290,733,000	209,858,000

	Interest		Maturity
Property	Rate		Date	June 30, 2010 (a)	December 31, 2009 (b)
Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(c)	03/31/10	—	24,800,000
1 and 4 Market Exchange	1.70	(c)	09/30/10	14,500,000	14,500,000
East Florida Senior Care Portfolio	1.75	(c)	10/01/10	29,218,000	29,451,000
Kokomo Medical Office Park	1.75	(c)	11/30/10	8,300,000	8,300,000
Chesterfield Rehabilitation Center	2.00	(c)	12/30/10	22,000,000	22,000,000
Park Place Office Park	1.90	(c)	12/31/10	10,943,000	10,943,000
Highlands Ranch Medical Plaza	1.90	(c)	12/31/10	8,853,000	8,853,000
Medical Portfolio 1	2.03	(c)	02/28/11	20,020,000	20,460,000
Fort Road Medical Building	2.00	(c)	03/06/11	5,800,000	5,800,000
Medical Portfolio 3	2.60	(c)	06/26/11	58,000,000	58,000,000
SouthCrest Medical Plaza	2.55	(c)	06/30/11	12,870,000	12,870,000
Wachovia Pool Loans(d)	4.65	(c)	06/30/11	49,134,000	49,696,000
Cypress Station Medical Office Building	2.10	(c)	09/01/11	7,083,000	7,131,000
Medical Portfolio 4	2.50	(c)	09/24/11	21,400,000	21,400,000
Decatur Medical Plaza	2.35	(c)	09/26/11	7,900,000	7,900,000
Mountain Empire Portfolio	2.45	(c)	09/28/11	18,645,000	18,882,000
Sun City-Sun 1	1.85	(c)	12/31/14	2,000,000	2,000,000
Sun City-Sun 2	1.85	(c)	12/31/14	9,538,000	9,618,000

Total variable rate debt				306,204,000	332,604,000

Total fixed and variable debt				596,937,000	542,462,000

Add: Premium				1,630,000	—
Less: Discount				—	(2,434,000)

Mortgage loans payable, net				$598,567,000	$540,028,000

(a)	As of June 30, 2010, we had variable rate mortgage loans on 21 of our properties with effective interest rates ranging from 1.70% to 4.75% per annum and a weighted average effective interest rate of 2.65% per annum. However, as of June 30, 2010, we had fixed rate interest rate swaps, ranging from 4.70% to 6.02%, on our variable rate mortgage loans payable on 11 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(b)	As of December 31, 2009, we had variable rate mortgage loans on 22 of our properties with effective interest rates ranging from 1.58% to 4.75% per annum and a weighted average effective interest rate of 2.65% per annum. However, as of December 31, 2009, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(c)	Represents the interest rate in effect as of June 30, 2010.

(d)	We have a mortgage loan in the principal amount of $49,134,000 and $49,696,000, as of June 30, 2010 and December 31, 2009, respectively, secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.
     The principal payments due on our mortgage loans payable as of June 30, 2010 for the six months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2010	$96,964,000
2011	204,534,000
2012	20,135,000
2013	18,696,000
2014	47,302,000
Thereafter	209,306,000

Total	$596,937,000

     The table above does not reflect all available extension options. Of the amounts maturing in 2010, $53,653,000 have two one-year extensions available and $29,218,000 have a one-year extension available. Of the amounts maturing in 2011, $180,832,000 have two one-year extensions available.

8. Derivative Financial Instruments
     ASC 815, Derivatives and Hedging, or ASC 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps and interest rate caps to add stability to interest expense and to manage our exposure to interest rate movements. In addition to these instruments, our financial statements reflect a derivative instrument related to a contractual participation interest in the potential sale of the Rush medical office building, which serves to secure a note receivable acquired by us on December 1, 2009. Consistent with ASC 815, we record derivative financial instruments on our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income. As of June 30, 2010 and December 31, 2009, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments and payments/receipts on such instruments are recorded in gain on derivative financial instruments in our accompanying interim condensed consolidated statements of operations.
     During the six months ended June 30, 2010, five of our interest rate swap derivative instruments with an aggregate notional amount of $153,283,000 reached maturity.
     The following table lists the derivative financial instruments held by us as of June 30, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(202,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(168,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(183,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(226,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(417,000)	Swap	12/30/10
29,218,000	LIBOR	6.02	(388,000)	Swap	10/01/10
19,947,000	LIBOR	5.23	(412,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(113,000)	Swap	03/06/11
21,400,000	LIBOR	5.27	(704,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(266,000)	Swap	09/26/11
17,072,000	LIBOR	5.87	(1,325,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	447,000	Cap	12/31/14
54,000,000	N/A	N/A	1,070,000	Participation Interest	12/01/29
     The following table lists the derivative financial instruments held by us as of December 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$14,500,000	LIBOR	5.97%	$(505,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(327,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(326,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(403,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(759,000)	Swap	12/30/10
29,101,000	LIBOR	6.02	(998,000)	Swap	10/01/10
22,000,000	LIBOR	5.23	(688,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(173,000)	Swap	03/06/11
7,292,000	LIBOR	4.51	(75,000)	Swap	05/03/10
24,800,000	LIBOR	4.85	(206,000)	Swap	03/31/10
50,321,000	LIBOR	5.60	(922,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(236,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(1,016,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(782,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(296,000)	Swap	09/26/11
17,304,000	LIBOR	5.87	(913,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	890,000	Cap	12/31/14
54,000,000	N/A	N/A	1,051,000	Participation Interest	12/01/29

     As of June 30, 2010 and December 31, 2009, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives not designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Derivative Financial Instruments	$—	Derivative Financial Instruments	$—	Derivative Financial Instruments	$4,404,000	Derivative Financial Instruments	$8,625,000
Interest Rate Cap	Other Assets	$447,000	Other Assets	$890,000
Participation Interest	Other Assets	$1,070,000	Other Assets	$1,051,000
     For the three and six months ended June 30, 2010 and 2009, our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

	Location of Gain	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Derivatives not designated as hedging	(Loss)	Three Months Ended		Six Months Ended
instruments under:	Recognized	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest Rate Swaps	Gain (loss) on derivative instruments	$2,324,000	$2,362,000	$4,221,000	$3,292,000
Interest Rate Cap	Gain (loss) on derivative instruments	$(248,000)	$—	$(443,000)	$—
Participation Interest	Gain (loss) on derivative instruments	$19,000	$—	$19,000	$—
     We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2010 and December 31, 2009, there have been no termination events or events of default related to the interest rate swaps.
9. Revolving Credit Facility
     As of June 30, 2010, we had a loan agreement, or the Loan Agreement, in which we had a secured revolving credit facility in an aggregate maximum principal amount of $80,000,000. We did not borrow on this credit facility during 2009 or during the six months ended June 30, 2010. The actual amount of credit available under the Loan Agreement at any given time is a function of and is subject to certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement.
     At our option, loans under the Loan Agreement bear interest at per annum rates equal to: (1) the London Interbank Offered Rate, or LIBOR, plus a margin of 1.50%, (2) the greater of LaSalle Bank National Association’s prime rate or the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, or (3) a combination of these rates.
     The Loan Agreement contains various affirmative and negative covenants, which are customary for facilities and transactions of this type. Such covenants include limitations on the incurrence of debt by us and our subsidiaries, which own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposes the following financial covenants on us and our operating partnership, as applicable: (1) a minimum ratio of operating cash flow to interest expense, (2) a maximum ratio of liabilities to asset value, (3) a maximum distribution covenant and (4) a minimum net worth covenant, all of which are defined in the Loan Agreement. In addition, the Loan Agreement includes events of default that are customary for facilities and transactions of this type. As of June 30, 2010 and December 31, 2009, we were in compliance with all such covenants and requirements. We do not intend to borrow from our existing credit facility, which terminates on September 30, 2010. We do not intend to renew this credit facility. As of June 30, 2010 and December 31, 2009, there were no borrowings under the Loan Agreement.
     Please refer to Note 19, Subsequent Events, for discussion of our proposed new credit facility.

10. Identified Intangible Liabilities, Net
     Identified intangible liabilities consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Below market leases, net of accumulated amortization of $3,900,000 and $3,033,000 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 98 months and 94 months as of June 30, 2010 and December 31, 2009, respectively)	$6,137,000	$6,954,000

	$6,137,000	$6,954,000

     Amortization recorded on the identified intangible liabilities for the three months ended June 30, 2010 and 2009 was $424,000 and $442,000, respectively. Amortization recorded on the identified intangible liabilities for the six months ended June 30, 2010 and 2009 was $867,000 and $943,000, respectively. Amortization on the identified intangible liabilities is recorded in rental income in our accompanying condensed consolidated statements of operations
11. Commitments and Contingencies
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
Other Organizational and Offering Expenses
     Our former advisor previously was entitled to receive up to 1.5% of the aggregate gross offering proceeds from the sale of shares of our common stock in the primary offering for reimbursement of cumulative organizational and offering expenses pursuant to the terms of the expired Advisory Agreement with our former advisor, or the Advisory Agreement. As a self-managed company, we are responsible for all of our current and future organizational and offering expenses, including those incurred in connection with our follow-on offering. These other organization and offering expenses include all expenses (other than selling commissions and dealer manager fees, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering.
Other
     Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Related Party Transactions
Fees and Expenses Paid to Former Affiliates
      Under the Advisory Agreement with our former advisor and the Dealer Manager Agreement with our former dealer manager, an affiliate of our advisor, such parties or their affiliates were entitled to specified compensation for certain services as well as reimbursement of certain expenses. The Advisory Agreement expired on September 20, 2009. The Dealer Manager Agreement was terminated effective as of the end of the day on August 28, 2009.
     Commencing August 29, 2009, RCS assumed the role of dealer manager for the remainder of the offering period of our initial offering. RCS now serves as the dealer manager for our follow-on offering. In the aggregate, for the three months ended June 30, 2010 and 2009, we incurred fees to our former advisor and its affiliates of $0 and $25,399,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred fees to our former advisor and its affiliates of $0 and $48,479,000, respectively.
Offering Stage
Selling Commissions
     Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2010 and 2009, we incurred $0 and $14,297,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $27,693,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.
Marketing Support Fees and Due Diligence Expense Reimbursements
     Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, in our initial offering, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds for accountable bona fide due diligence expenses, all or a portion of which could be re-allowed to participating broker-dealers. For the three months ended June 30, 2010 and 2009, we incurred $0 and $5,159,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $10,029,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our initial offering.
Other Organizational and Offering Expenses
      Our other organizational and offering expenses were paid by our former advisor or its affiliates, who we generally refer to as our former advisor, on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2010 and 2009, we incurred $0 and $1,404,000, respectively and for the six months ended June 30, 2010 and 2009, we incurred $0 and $2,267,000, respectively, in offering expenses to our former advisor. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor from the gross proceeds of our initial offering.
Acquisition and Development Stage
Acquisition Fee
     For the period from September 20, 2006 through October 24, 2008, our former advisor received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. As we moved toward self-management, we entered into an amendment to the Advisory Agreement, effective as of October 24, 2008, which reduced the acquisition fee payable to our former advisor from up to 3.0% to a lower fee determined as follows:
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
     The Advisory Agreement also provided that we would pay an acquisition fee in connection with the acquisition of real estate related assets in an amount equal to 1.5% of the amount funded to acquire or originate each such real estate related asset.
      We paid our former advisor acquisition fees for properties and other real estate related assets acquired with funds raised in our initial offering by our former dealer manager for such acquisitions completed after the expiration of the Advisory Agreement. Our obligation to pay such fees effectively terminated during the year ended December 31, 2009. We are no longer required to pay such fees to our former advisor.
     For the three months ended June 30, 2010 and 2009, we incurred $0 and $1,028,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $1,937,000, respectively, in acquisition fees to our former advisor. Acquisition fees are included in acquisition-related expenses in our accompanying condensed consolidated statements of operations.
Operational Stage
Asset Management Fee
     For the period from September 20, 2006 through October 24, 2008, our former advisor was paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee was calculated and payable monthly in cash or shares of our common stock at the option of our former advisor.
     In connection with the amendment to the Advisory Agreement, effective as of October 24, 2008, we reduced the monthly asset management fee to one-twelfth of 0.5% of our average invested assets. As part of our transition to self-management, this fee to our former advisor was eliminated in connection with the expiration of the Advisory Agreement.
     For the three months ended June 30, 2010 and 2009, we incurred $0 and $1,318,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $2,587,000, respectively, in asset management fees to our former advisor.
Property Management Fee
     Our former advisor was paid a monthly property management fee equal to 4.0% of the gross cash receipts of our properties through August 31, 2009. For properties managed by other third parties besides our former advisor, our former advisor was paid up to 1.0% of the gross cash receipts from the property as a monthly oversight fee. For the three months ended June 30, 2010 and 2009, we incurred $0 and $917,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $1,782,000, respectively, in property management fees and oversight fees to our former advisor, which is included in rental expenses in our accompanying condensed consolidated statements of operations. As part of our transition to self-management, this fee to our former advisor was eliminated in connection with the expiration of the Advisory Agreement. Under self-management, we pay property management fees to third parties at market rates.
Lease Fee
     Our former advisor, as the property manager, was paid a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended June 30, 2010 and 2009, we incurred $0 and $504,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $677,000, respectively, to Triple Net Properties Realty, Inc., or Realty and its affiliates in lease fees which are capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.

On-site Personnel and Engineering Payroll
     For the three months ended June 30, 2010 and 2009, Grubb & Ellis Realty Investors incurred payroll for on-site personnel and engineering on our behalf of $0 and $694,000, respectively, and for the six months ended June 30, 2010 and 2009, Grubb & Ellis Realty Investors incurred $0 and $1,356,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
     We reimbursed our former advisor for operating expenses incurred in rendering its services to us, subject to certain limitations on our operating expenses. We did not reimburse our former advisor for operating expenses that exceeded the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. Our operating expenses did not exceed this limitation during the term of the Advisory Agreement.
     For the three months ended June 30, 2010 and 2009, Grubb & Ellis Realty Investors incurred on our behalf $0 and $11,000, respectively, and for the six months ended June 30, 2010 and 2009, Grubb & Ellis Realty Investors incurred on our behalf $0 and $31,000, respectively, in operating expenses which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.
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
     For the three months ended June 30, 2010 and 2009, we incurred $0 and $67,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $0 and $120,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.
     For the three months ended June 30, 2010 and 2009, our former advisor incurred $0 and $80,000, respectively, and for the six months ended June 30, 2010 and 2009, our former advisor incurred $0 and $150,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us.
Compensation for Additional Services
     In periods preceding our transition to self-management during the third quarter of 2009, our former advisor was paid for services performed for us other than those required to be rendered by our former advisor under the Advisory Agreement. The rate of compensation for these services was required to be approved by a majority of our board of directors, including a majority of our independent directors, and could not exceed an amount that would be paid to unaffiliated third parties for similar services.
Liquidity Stage
Disposition Fee
     We paid no disposition fees to our former advisor under the terms of the Advisory Agreement. In addition, we have no obligation to pay any disposition fees to our former advisor in the future.

Subordinated Participation Interest
     Pursuant to the terms of the partnership agreement for our operating partnership, as amended on November 14, 2008, our former advisor had the right, subject to a number of ongoing conditions, to receive a subordinated distribution upon the occurrence of certain liquidity events based on the value of our assets owned at the time the Advisory Agreement was terminated plus any assets acquired after such termination for which our former advisor received an acquisition fee. For more information, see Note 12, Related Party Transactions, to our consolidated financial statements included in our 2009 Annual Report.
Accounts Payable Due to Former Affiliates, Net
     The following amounts were outstanding to former affiliates as of June 30, 2010 and December 31, 2009:

Entity	Fee	June 30, 2010	December 31, 2009
Grubb & Ellis Realty Investors	Operating expenses	$27,000	$27,000
Grubb & Ellis Realty Investors	Offering costs	90,000	90,000
Grubb & Ellis Realty Investors	Due diligence	15,000	15,000
Grubb & Ellis Realty Investors	On-site payroll and engineering	104,000	104,000
Grubb & Ellis Realty Investors	Acquisition related expenses	—	3,769,000
Realty	Asset and property management fees	771,000	771,000

		$1,007,000	$4,776,000

We have notified our former advisor that we are entitled to certain refunds in addition to other ongoing claims that we have previously communicated to our former advisor.
13. Redeemable Noncontrolling Interest of Limited Partners
     As of June 30, 2010 and December 31, 2009, we owned an approximately 99.89% and an approximately 99.99%, respectively, general partner interest in our operating partnership. Our former advisor is a limited partner of our operating partnership and as of June 30, 2010 and December 31, 2009, owned an approximately 0.01% limited partner interest in our operating partnership. Additionally, approximately 0.10% of our operating partnership is owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate approximately 0.11% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.
     As of December 31, 2009, we owned an 80.0% interest in the JV Company that owns the Chesterfield Rehabilitation Center, which was originally purchased on December 20, 2007. The redeemable noncontrolling interest balance related to this arrangement at December 31, 2009 was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at the Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date. On March 24, 2010, our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner, BD St. Louis, in the JV Company. As a result of the closing of the purchase on March 24, 2010, as of June 30, 2010, we own a 100% interest in the Chesterfield Rehabilitation Center, and the associated redeemable noncontrolling interest balance related to this entity was reduced to zero.
     On June 30, 2010, we completed the acquisition of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building located in Houston, Texas on the Texas Medical Center campus. At closing, we acquired the general partner interest and the majority of the limited partner interests in the Fannin partnership. The original physician investors were provided the right to remain in the Fannin partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original physician investors elected to remain in the Fannin partnership post-closing as limited partners.
     Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of December 31, 2009 was $3,549,000. As of June 30, 2010 and 2009, redeemable noncontrolling interest of limited partners was $4,203,000 and $2,295,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	172,000
Distributions	(172,000)
Purchase price allocation adjustment	344,000

Balance as of June 30, 2009	$2,295,000

Balance as of December 31, 2009	$3,549,000
Net income attributable to noncontrolling interest of limited partners	65,000
Distributions	(87,000)
Valuation adjustment to noncontrolling interests	570,000
Purchase of Chesterfield 20% interest	(3,900,000)
Addition of noncontrolling interest attributable to the Fannin acquisition	4,006,000

Balance as of June 30, 2010	$4,203,000

     Of the $65,000 in net income attributable to noncontrolling interest shown on our June 30, 2010 condensed consolidated Statement of Operations, $64,000 reflects net income earned by the noncontrolling interest in the JV Company prior to our purchase of this noncontrolling interest on March 24, 2010. As such, there will be no additional net income attributable to the Chesterfield noncontrolling interest beyond this amount going forward in the current year. The net impact to our equity as a result of this purchase was $275,000.
     The remaining $1,000 of the total $65,000 in net income attributable to noncontrolling interest reflects income earned by our former advisor during the six months ended June 30, 2010. For the six months ended June 30, 2010, there is $0 in net income attributable to noncontrolling interest related to our majority partnership interest purchase of the Fannin partnership, as this transaction occurred on June 30, 2010.
14. Stockholders’ Equity
Common Stock
     In April 2006, our former advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through June 30, 2010, we granted an aggregate of 400,200 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Financial Officer and Executive Vice President — Acquisitions pursuant to the terms and conditions of our 2006 Incentive Plan and Employment Agreements described below. Through June 30, 2010, we issued 158,018,788 shares of our common stock in connection with our initial offering and follow-on offering and 8,463,006 shares of our common stock under the DRIP, and repurchased 3,859,591 shares of our common stock under our share repurchase plan. As of June 30, 2010 and December 31, 2009, we had 162,869,149 and 140,590,686 shares of our common stock outstanding, respectively.
     Pursuant to our follow-on offering, we are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.
Preferred Stock
     Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     The DRIP allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in each of our initial and follow-on offerings. For the three months ended June 30, 2010 and 2009, $13,544,000 and $8,849,000, respectively, in distributions were reinvested and 1,425,722 and 931,383 shares of our common stock, respectively, were issued under the DRIP. For the six months ended June 30, 2010 and 2009, $26,066,000 and $15,782,000, respectively, in distributions were reinvested and 2,743,824 and 1,661,329 shares of our common stock, respectively, were issued under the DRIP. As of June 30, 2010 and December 31, 2009, a total of $80,398,000 and $54,331,000, respectively, in distributions were reinvested and 8,463,006 and 5,719,182 shares of our common stock, respectively, were issued under the DRIP.
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
     For the three months ended June 30, 2010 and 2009, we repurchased 1,120,434 shares of our common stock, for an aggregate amount of $10,625,000, and 269,263 shares of our common stock, for $2,542,000, respectively. For the six months ended June 30, 2010 and 2009, we repurchased 2,019,832 shares of our common stock, for an aggregate amount of $19,158,000 and 406,385 shares of our common stock, for an aggregate amount of $3,852,000, respectively. As of June 30, 2010 and December 31, 2009, we had repurchased a total of 3,859,591 shares of our common stock, for an aggregate amount of $36,501,000, and 1,839,759 shares of our common stock, for an aggregate amount of $17,343,000, respectively.
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

     The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering and our follow-on offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting.
     For the three months ended June 30, 2010 and 2009, we recognized compensation expense of $209,000 and $59,000, respectively, and for the six months ended June 30, 2010 and 2009, we recognized compensation expense of $365,000 and $117,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
     A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued at the end of every reporting period with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three and six months ended June 30, 2010, no shares were settled in cash.
     As of June 30, 2010 and December 31, 2009, there was approximately $3,016,000 and $1,881,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of June 30, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.4 years.
     As of June 30, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $3,117,000 and $1,677,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of June 30, 2010 and December 31, 2009, and the changes for the six months ended June 30, 2010, is presented below:

	Restricted	Weighted
	Common	Average Grant
	Stock/Units	Date Fair Value
Balance — December 31, 2009	167,667	$10.00
Granted, net	150,000	10.00
Vested	(6,000)	10.00
Forfeited	—	—

Balance — June 30, 2010	311,667	$10.00

Nonvested shares expected to vest — June 30, 2010	311,667	$10.00

15. Fair Value of Financial Instruments
     ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement and most of the provisions were effective for our consolidated financial statements beginning January 1, 2008.
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
     ASC 825, Financial Instruments, or ASC 825, which codified Statements of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of Statement No. 115, and No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.
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
     Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     Also, we have recognized a derivative instrument related to the participation interest rights acquired in conjunction with the acquisition of the Rush Presbyterian Note Receivable on December 1, 2009. We have determined that this feature qualified as a derivative and bifurcated it from the value of the note receivable. Its fair value is based upon the expected variability in the property value over the next 20 years. As such, valuation of this instrument required utilization of Level 3 inputs, including estimates of the property’s potential value and their associated probabilities of occurrence, as there is no public market for this asset and thus Level 1 and Level 2 inputs are unavailable for a derivative of this nature. The valuation is based upon the expected value of the participation interest calculated using these inputs. As a result, we have determined that the valuation of our derivative instrument related to the participation rights is classified within Level 3 of the fair value hierarchy. In accordance with ASC 820, we included disclosure of the activity within the Level 3 asset, specifically with regard to purchases, sales, issuances, and settlements as of June 30, 2010.
     As of June 30, 2010, there have been no transfers of assets or liabilities between levels.

Assets and Liabilities at Fair Value
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total
Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments	—	447,000	1,070,000	1,517,000

Total assets at fair value	$43,000	$447,000	$1,070,000	$1,560,000

Liabilities
Derivative financial instruments	$—	$(4,404,000)	$—	$(4,404,000)

Total liabilities at fair value	$—	$(4,404,000)	$—	$(4,404,000)

     The table below presents the activity within our fair value measurement using significant unobservable inputs (Level 3) as of June 30, 2010. As of June 30, 2010, we have recognized a $19,000 credit to earnings in relation to changes in this fair value measurement.

Level 3
Participation Interest
Derivative Instrument
Balance—December 31, 2009	$1,051,000
Total Gains or Losses in Earnings	19,000
Purchases, Issuances, & Settlements	—
Transfers in and/or out of Level 3	—

Balance—June 30, 2010	$1,070,000

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

Level 3
Participation Interest
Derivative Instrument
Beginning Balance	$—
Total Gains or Losses in Earnings	—
Purchases, Issuances, & Settlements	1,051,000
Transfers in and/or out of Level 3	—

Ending Balance	$1,051,000

Financial Instruments Disclosed at Fair Value
     ASC 825 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.
     Our accompanying consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loans payable, net, and borrowings under the credit facility.
     We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, net, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to former affiliates, net, is not determinable due to the related party nature.
     The fair value of the mortgage loans payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of June 30, 2010, the fair value of the mortgage loans payable was $595,382,000, compared to the carrying value of $598,567,000. As of December 31, 2009, the fair value of the mortgage loans payable was $532,000,000, compared to the carrying value of $540,028,000.
     The fair value of our notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of June 30, 2010, the fair value of the notes receivable was $66,713,000, compared to the carrying value of $55,938,000. As of December 31, 2009, the fair value of our notes receivable was $61,120,000, as compared to the carrying value of $54,763,000.
16. Business Combinations
     For the six months ended June 30, 2010, we completed the acquisition of 12 new properties as well as purchased an additional medical office building within both our Pearland and Balfour Concord portfolios. In addition, we purchased the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases added a total of approximately 1,160,000 square feet of GLA to our property portfolio. The aggregate purchase price for these acquisitions was $252,109,000 plus closing costs of $2,992,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 for the periods subsequent to the acquisition dates.
     For the six months ended June 30, 2009, we completed the acquisition of two properties and three office condominiums relating to an existing property in our portfolio, adding a total of approximately 337,000 square feet of GLA to our property portfolio. The aggregate purchase price was $77,504,000 plus closing costs of $2,371,000. As of June 30, 2009, the aggregate purchase price was allocated in the amount of $3,556,000 to land, $51,120,000 to building and improvements, $9,033,000 to tenant improvements, $7,709,000 to lease commissions, $5,899,000 to tenant relationships, $212,000 to leasehold interest in land and $(25,000) to below market leases.
     In accordance with ASC 805, Business Combinations, or ASC 805, formerly Statement of Financial Accounting Standards No. 141R, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships, above or below market debt assumed, and any contingent consideration transferred in the combination.
     As of June 30, 2010 the aggregate purchase price was allocated in the amount of $12,297,000 to land, $184,183,000 to building and improvements, $10,258,000 to tenant improvements, $6,485,000 to lease commissions, $13,549,000 to leases in place, $18,320,000 to tenant relationships, $218,000 to leasehold interest in land, $(3,740,000) to above market debt, $5,139,000 to above market leases, and $(51,000) to below market leases. Note that these amounts pertain to all acquisitions during the six months ended June 30, 2010 except for the Chesterfield Rehabilitation Center noncontrolling interest purchase; as discussed below, this purchase of additional interest was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase price does not include certain tenant improvement and core improvement credits totaling $283,000 related to King Street or $1,268,000 in unpaid leasehold improvement allowance related to Sugarland; these amounts pertain to liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.
Brief descriptions of the property acquisitions completed for the six months ended June 30, 2010 are as follows:
•	An 80,652 square foot medical office portfolio consisting of two buildings located in Atlanta, Georgia. This portfolio is over 95% leased and was purchased on March 2, 2010 for $19,550,000.

•	A 53,169 square foot medical office building located in Jacksonville, Florida, purchased on March 9, 2010 for $10,775,000. This building is 100% occupied and is situated on the campus of St. Vincent’s Medical Center.

•	A 60,300 square foot medical office building located in Sugarland, Texas, purchased on March 23, 2010 for $12,400,000. This facility is located near three acute-care hospitals and is 100% leased with 83% of the space occupied by Texas Children’s Health Centers.

•	A five-building medical office portfolio located in Evansville and Newburgh, Indiana, totaling 260,500 square feet and purchased on March 23, 2010 for $45,257,000. The portfolio is 100% master-leased to Deaconess Clinic, Inc., an affiliate of Deaconess Health System, Inc.

•	A 60,800 square foot medical office building located on the campus of East Cooper Regional Medical Center in Mount Pleasant, South Carolina, purchased on March 31, 2010 for $9,925,000. The building is 88% leased to 16 tenants.

•	A 34,980 square foot medical office building located in Pearland, Texas, purchased on March 31, 2010 for $6,775,000. The building is 98% occupied. On June 30, 2010, we purchased a second building within the Pearland portfolio: this add-on acquisition consisted of a 19,680 square foot medical office building that was purchased for $3,701,000 and is 100% occupied.

•	A 21,832 square foot medical office building located in Hilton Head, South Carolina, purchased on March 31, 2010 for $8,058,000. The building is 100% occupied.

•	A 101,400 square foot medical office building located in Baltimore, Maryland, purchased on March 31, 2010 for $29,250,000. The building is located on the Johns Hopkins University Bayview Medical Center Research Campus and is 100% leased.

•	The remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center, which was originally purchased on December 20, 2007. Our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner. As we continued to retain control of this entity despite the change in ownership interest, in accordance with ASC 805, we are accounting for this as an equity transaction. Thus, no gains or losses with respect to these changes were recognized in net income, nor are the carrying amounts of the assets and liabilities of the subsidiary adjusted. As such, this acquisition is not included within the purchase price allocation disclosed within this footnote.

•	A 191,612 square foot medical office building located in Pittsburgh, Pennsylvania. This building, which is located near the Federal North and Allegheny General Hospital Centers, is 99% occupied and was purchased on April 29, 2010 for $40,472,000.

•	A two-building medical office portfolio in Denton, Texas, and Lewisville, Texas totaling 53,720 square feet. The Lewisville medical office building, purchased on June 25, 2010 for $4,800,000, consists of approximately 18,000 square feet and is 100% leased to one tenant with a remaining term of 10 years. The Denton medical office building, purchased on June 30, 2010 for $8,700,000, is an approximately 35,720 square foot facility located on the campus of Texas Health Presbyterian Hospital Denton, and it is 100% leased through 2017.

•	A 45,500 square foot medical office building located in Charleston, South Carolina for approximately $10,446,000. This building, which was purchased on June 28, 2010, is 100% leased and is located immediately adjacent to the campus of the Medical University of South Carolina, or MUSC, and MUSC Children’s Hospital.

•	The majority interest in the Fannin partnership, which owns a medical office building located in Houston, Texas, on June 30, 2010. The value of the 7900 Fannin building is approximately $38,100,000. We acquired the general partner interest and the majority of the limited partner interests in the Fannin partnership. The original physician investors were provided the right to remain in the Fannin partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original physician investors elected to remain in the Fannin partnership post-closing as limited partners. The property, known as 7900 Fannin, consists of a four-story building totaling 176,000 square feet that is adjacent to The Woman’s Hospital of Texas, an HCA-affiliated hospital within the Texas Medical Center. The building is currently over 99% occupied.
We recorded revenues and net income for the three months ended June 30, 2010 of approximately $4,759,000 and 550,000, respectively, related to the above acquisitions. Net income included $1,389,000 in closing cost expenses related to the acquisitions. For the six months ended June 30, 2010, we recorded revenues and net losses of approximately $5,148,000 and $(865,000), respectively, related to the above acquisitions. Net losses include $2,992,000 in closing cost expenses related to the acquisitions.
Supplementary Pro-Forma Information
     Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended June 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $48,237,000, $2,477,000 and $0.02, respectively, and for the six months ended June 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $97,689,000, $6,899,000, and $0.05, respectively.
     Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three months ended June 30, 2009, pro forma revenues, net loss and net loss per basic and diluted share would have been $33,226,000, $(1,114,000) and $(0.01), respectively, and for the six months ended June 30, 2009, pro forma revenues, net loss and net loss per basic and diluted share would have been $65,767,000, $(5,520,000), and $(0.06), respectively.
     The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
17. Concentration of Credit Risk
     Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.
     As of June 30, 2010, we had interests in six consolidated properties located in South Carolina, which accounted for 16.1% of our total rental income, interests in 14 consolidated properties located in Texas, which accounted for 15.5% of our total rental income, interests in six consolidated properties located in Indiana, which accounted for 12.2% of our total rental income, and interests in five consolidated properties located in Arizona, which accounted for 11.8% of our total rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     As of June 30, 2009, we had interests in seven consolidated properties located in Texas, which accounted for 16.7% of our total rental income, interests in five consolidated properties located in Indiana, which accounted for 14.2% of our total rental income, and interests in four consolidated properties located in Arizona, which accounted for 6.0% of our total rental income. We had no interests in consolidated properties located in South Carolina as of June 30, 2009. This rental income is based on contractual base rent from leases in effect as of June 30, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
     For the three and six months ended June 30, 2010 and 2009, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.
18. Per Share Data
     We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260.

     Basic earnings (loss)  per share attributable for all periods presented are computed by dividing net income (loss), reduced by the amount of dividends declared in the current period, by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three months ended June 30, 2010, our potentially dilutive securities did not have a material impact to our earnings per share, and for the six months ended June 30, 2010, we did not have any securities that gave rise to potentially dilutive shares of our common stock. For the three and six months ended June 30, 2009, we did not have any securities that gave rise to potentially dilutive shares of our common stock.
19. Subsequent Events
     The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.
Status of our Offering
     From July 1, 2010 through August 11, 2010, we had received and accepted subscriptions in our follow-on offering for 5,924,603 shares of our common stock, for an aggregate amount of approximately $61,185,000, excluding shares of our common stock issued under the DRIP. As of August 11, 2010, we had received and accepted subscriptions in our offerings for 164,298,470 shares of our common stock, for an aggregate amount of approximately $1,643,313,000, excluding shares of our common stock issued under the DRIP.
     On August 16, 2010, we announced our intention to close our follow-on offering early, subject to market conditions, on or before April 30, 2011 but not earlier than November 30, 2010. Our follow-on offering is currently scheduled to expire on March 19, 2012, unless extended. In the event we decide to terminate our follow-on offering before April 30, 2011, we will provide at least 30 days prior notice to our stockholders. We will not terminate our follow-on offering early unless and until we determine that an early termination is in the best interests of our stockholders and market conditions are favorable.
Financing
     On July 12, 2010, we entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P. in the amount of $21,250,000. The loan bears interest at a fixed rate of 4.9% per annum and matures on August 6, 2015. The note is secured by assets of the Deaconess Portfolio, which was acquired in March 2010 from the Deaconess Health System, Inc., or DHS, for a purchase price of approximately $45,257,000.
     On August 6, 2010, the Company entered into a 12-year loan agreement with one of its lenders in the amount of $12,000,000. The loan bears interest at a fixed rate of 5.6% per annum and is secured by the Triad Technology Center, which was acquired in May 2010.
     In August 2010, JP Morgan has signed a commitment letter, pursuant to which JP Morgan agreed to serve as a Joint Lead Arranger and Joint Bookrunner for a new $200,000,000 unsecured revolving credit facility. JPMorgan Chase Bank, N.A., has committed $75,000,000 to this credit facility and we are currently working with additional potential lenders. This credit facility will replace our existing secured credit facility. It will have an initial term of 12 months, with one six-month extension. We anticipate closing the facility in the near future.
Share Repurchases
     In July 2010, we repurchased 1,207,565 shares of our common stock, for an aggregate amount of approximately $11,536,000, under our share repurchase plan.
Distributions
     On August 3, 2010, for the month ended July 31, 2010, we paid distributions of $10,114,000 ($5,246,000 in cash and $4,868,000 in shares of our common stock) pursuant to our distribution reinvestment plan, or the DRIP.
Completed Acquisitions
•	On July 15, 2010, we completed the acquisition of a 35,184 square foot medical office building located in Stockbridge, Georgia for approximately $8,140,000. This two-story building is currently 100% leased to five tenants.

•	On August 4, 2010, we completed the acquisition of a 45,000 square foot medical office building located in San Luis Obispo, California on the campus of the Sierra Vista Regional Medical Center, a wholly owned subsidiary of Tenet Healthcare Corporation. The building is currently approximately 50% leased to six tenants, though total occupancy of up to 85% is covered by a five-year support lease. This medical office building was purchased for approximately $10,950,000.

•	On August 10, 2010, we purchased an additional building within one of our existing portfolios located in Hilton Head, South Carolina. The Moss Creek property, which consists of a 9,056 square foot medical office building, was purchased for approximately $2,652,000.

Pending Property Acquisitions
•	On August 10, 2010, we signed a PSA to acquire a medical office portfolio located in Orlando, Florida, for approximately $18,375,000. The portfolio consists of two Class A medical office buildings, which have a combined occupancy of 98%. The Lake Underhill Medical Center, a multi-tenant medical office building consisting of 63,353 square feet, has a purchase price of $11,240,000, and the Oviedo Medical Center, a multi-tenant medical office building consisting of 42,202 square feet, has a purchase price of $7,135,000.

•	On August 16, 2010, we entered into purchase and sale agreements to purchase two medical office buildings within a medical office portfolio located in Santa Fe, New Mexico. The first of these buildings, the purchase price of which is approximately $9,560,000, consists of 34,402 square feet and is 100% occupied. The second building, the purchase price of which is approximately $6,232,000, consists of 19,290 square feet and is 100% occupied.
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
     The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K as filed with the SEC on March 16, 2010, or the 2009 Annual Report. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2010 and December 31, 2009, together with our results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.
Forward-Looking Statements
     Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:
•	changes in economic conditions generally and the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our proposed market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our 2009 Annual Report and this Quarterly Report on Form 10-Q.
     Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as our Quarterly Reports on Form 10-Q under the heading “Risk Factors.”
     Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time. As a result of these and other factors, our stock and note prices may fluctuate dramatically.

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
Highlights for the Six Months Ended June 30, 2010
•	We completed 12 new acquisitions and purchased an additional medical office building within both our Pearland and Balfour Concord portfolios, the aggregate purchase price of which was approximately $252,109,000. These purchases are comprised of 20 medical office buildings totaling approximately 1,160,000 square feet with an average occupancy of 98.6%. Additionally, we purchased the remaining 20% interest in HTA-Duke Chesterfield, Rehab, LLC, or the JV Company, that owns the Chesterfield Rehabilitation Center, an asset in which we had originally acquired an 80% interest in December 2007.

•	We maintained a leverage ratio of our mortgage loans payable debt to total assets of 31.8% and had cash on hand of $176,886,000 as of June 30, 2010.

•	We increased our average occupancy from 90.5% to 91.4% from the fourth quarter of 2009 to the second quarter of 2010.

•	With our acquisitions during the six months ended June 30, 2010, we increased the percentage of our credit-rated tenants to 38.2% of our portfolio.

•	For the six months ended June 30, 2010, our funds from operations, or FFO, of $35,560,000 fully covered the $27,204,000 portion of our distributions that was paid in cash. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	Our modified funds from operations, or MFFO, represented 80% of distributions paid during the three and six months ended June 30, 2010. This represents an increase over both our March 31, 2010 coverage rate of 79% and our MFFO coverage rates of 50% and 48% for the three and six months ended June 30, 2009, respectively. MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	For the three and six months ended June 30, 2010, we would have been required to pay acquisition, asset management and above market property management fees of approximately $8,062,000 and $16,916,000, respectively, to our former advisor if we were still subject to the advisory agreement under its original terms prior to the commencement of our transition to self-management. The cost of self-management during the three and six months ended June 30, 2010 was approximately $1,670,000 and $3,123,000, respectively. Therefore, we achieved a cost savings of approximately $6,392,000 ($8,062,000 minus $1,670,000) for the three months ended June 30, 2010 and approximately $13,793,000 ($16,916,000 minus $3,123,000) for the six months ended June 30, 2010 resulting from our self-management cost structure.

•	Consistent with our self-management model, we have implemented another upgrade to our asset management capabilities by implementing Resolve Technology’s business intelligence solution. The new technology integrates and consolidates our existing technology platforms and provides management with reports that enable real-time visibility into asset and portfolio performance.

•	On May 20, 2010, our board of directors approved the appointment of Kellie S. Pruitt, previously our Chief Accounting Officer, as our Chief Financial Officer. Additionally, on May 20, 2010, the board of directors approved the appointment of Katherine E. Black, our Controller, to serve as our Assistant Secretary.

•	During the six months ended June 30, 2010, we secured approximately $45,875,000 in new long term financing with a weighted average interest rate of 6.18% and a weighted average term of 8.5 years. These loans are secured by our Greenville and Wisconsin MOB II properties, both of which were acquired in 2009 for $162,820,000 and $40,700,000, respectively.
     We are a self-managed, self-advised REIT. Accordingly, our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed in-house by our employees, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition or asset management fees to an external advisor and we have not and will not pay any internalization fees.

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
     Realty Capital Securities, or RCS, an unaffiliated third party, serves as our dealer manager. RCS is registered with the Securities and Exchange Commission, or the SEC, the Financial Industry Regulatory Authority, or FINRA, and all 50 states. RCS has agreements with an extensive network of broker dealers with approximately 210 selling relationships providing access to over 64,000 licensed registered representatives as of June 30, 2010.
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
     On March 19, 2010, we commenced a best efforts public offering, or our follow-on offering, in which we are offering up to 200,000,000 shares of our common stock at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share. As of August 11, 2010, we had received and accepted subscriptions in our follow-on offering for 16,736,116 shares of our common stock, or $169,251,000, excluding shares of our common stock issued under the DRIP.
     As of June 30, 2010, we had made 65 acquisitions, which include 53 medical office properties, seven healthcare-related facilities, three quality commercial office properties, and two other real estate-related assets. These acquisitions comprise 200 buildings with approximately 8,567,000 square feet of GLA, for an aggregate purchase price of approximately $1,712,420,000 located in 21 states. Additionally, during the six months ended June 30, 2010, we purchased the remaining 20% interest in the JV Company that owns the Chesterfield Rehabilitation Center, an asset in which we originally had acquired an 80% interest in December 2007.
     For the three months ended June 30, 2010 and 2009, we had funds from operations, or FFO, of $18,846,000 and $8,957,000, respectively, MFFO of $22,259,000 and $10,924,000, respectively, and net operating income, or NOI, of $31,656,000 and $19,918,000, respectively. For the six months ended June 30, 2010 and 2009, we had FFO of $35,560,000 and $15,335,000, respectively, MFFO of $42,392,000 and $19,376,000, respectively, and NOI of $62,321,000 and $37,933,000, respectively. FFO, MFFO and NOI are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to our GAAP financial statements, see the sections entitled “Funds from Operations and Modified Funds from Operations” and “Net Operating Income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Recent Developments
Acquisitions Completed Subsequent June 30, 2010
•	On July 15, 2010, we completed the acquisition of a 35,184 square foot medical office building located in Stockbridge, Georgia for approximately $8,140,000. This two-story building is currently 100% leased to five tenants.

•	On August 4, 2010, we completed the acquisition of a 45,000 square foot medical office building located in San Luis Obispo, California on the campus of the Sierra Vista Regional Medical Center, a wholly owned subsidiary of Tenet Healthcare Corporation. The building is currently approximately 50% leased to six tenants, though total occupancy of up to 85% is covered by a five-year support lease. This medical office building was purchased for approximately $10,950,000.

•	On August 10, 2010, we purchased an additional building within one of our existing portfolios located in Hilton Head, South Carolina. The Moss Creek property, which consists of a 9,056 square foot medical office building, was purchased for approximately $2,652,000.
Pending Acquisitions

•	On August 10, 2010, we signed a PSA to acquire a medical office portfolio located in Orlando, Florida, for approximately $18,375,000. The portfolio consists of two Class A medical office buildings, which have a combined occupancy of 98%. The Lake Underhill Medical Center, a multi-tenant medical office building consisting of 63,353 square feet, has a purchase price of $11,240,000, and the Oviedo Medical Center, a multi-tenant medical office building consisting of 42,202 square feet, has a purchase price of $7,135,000.

•	On August 16, 2010, we entered into purchase and sale agreements to purchase two medical office buildings within a medical office portfolio located in Santa Fe, New Mexico. The first of these buildings, the purchase price of which is approximately $9,560,000, consists of 34,402 square feet and is 100% occupied. The second building, the purchase price of which is approximately $6,232,000, consists of 19,290 square feet and is 100% occupied.
The completion of the pending acquisitions described above is subject to the satisfaction of a number of conditions, and we cannot guarantee that these acquisitions will be completed.
Status of Our Offering
•	As of August 11, 2010, we had received and accepted subscriptions in our initial and follow-on offerings for 164,298,470 shares of our common stock, or $1,643,313,000, excluding shares of our common stock issued under the DRIP.

•	On August 16, 2010, we announced our intention to close our follow-on offering early, subject to market conditions, on or before April 30, 2011 but not earlier than November 30, 2010. Our follow-on offering is currently scheduled to expire on March 19, 2012, unless extended. In the event we decide to terminate our follow-on offering before April 30, 2011, we will provide at least 30 days prior notice to our stockholders. We will not terminate our follow-on offering early unless and until we determine that an early termination is in the best interests of our stockholders and market conditions are favorable.
Financing
•	On July 12, 2010, we entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P. in the amount of $21,250,000. The loan bears interest at a fixed rate of 4.9% per annum and matures on August 6, 2015. The note is secured by assets of the Deaconess Portfolio, which was acquired in March 2010 from the Deaconess Health System, Inc., or DHS, for a purchase price of approximately $45,257,000.

•	On August 6, 2010, the Company entered into a 12-year loan agreement with one of its lenders in the amount of $12,000,000. The loan bears interest at a fixed rate of 5.6% per annum and is secured by the Triad Technology Center, which was acquired in May 2010.

•	In August 2010, JP Morgan has signed a commitment letter, pursuant to which JP Morgan agreed to serve as a Joint Lead Arranger and Joint Bookrunner for a new $200,000,000 unsecured revolving credit facility. JPMorgan Chase Bank, N.A., has committed $75,000,000 to this new credit facility and we are currently receiving proposals for commitments from additional potential lenders. This credit facility will replace our existing secured credit facility. It will have an initial term of 12 months, with one six-month extension. We anticipate closing the facility in the near future.

Critical Accounting Policies
     The complete listing of our Critical Accounting Policies was previously disclosed in our 2009 Annual Report, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
     Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report.
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
Factors Which May Influence Results of Operations
     We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2009 Annual Report.
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
Offering Proceeds
     If we fail to continue to raise proceeds under our follow-on offering, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
     As of June 30, 2010, our consolidated properties were over 91% occupied. Over the next 12 months, for the period ending June 30, 2011, leases representing 7.7% of the occupied GLA will expire. Our leasing strategy for the next 12 months focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring over the next 12 months, we anticipate, but can provide no assurance, that a majority of the tenants will renew their leases for another term.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2010 and 2009
     Our operating results are primarily comprised of income derived from our portfolio of properties.
     Except where otherwise noted, the change in our results of operations is due to owning 200 buildings and two real estate related asset as of June 30, 2010, as compared to owning 138 buildings and one real estate related asset as of June 30, 2009.
Rental Income
     For the three months ended June 30, 2010, rental income was $45,679,000 as compared to $29,838,000 for the three months ended June 30, 2009. For the three months ended June 30, 2010, rental income was primarily comprised of base rent of $35,978,000 and expense recoveries of $9,701,000. For the three months ended June 30, 2009, rental income was primarily comprised of base rent of $22,662,000 and expense recoveries of $5,919,000.
     For the six months ended June 30, 2010, rental income was $88,793,000 as compared to $59,028,000 for the six months ended June 30, 2009. For the three months ended June 30, 2010, rental income was primarily comprised of base rent of $68,206,000 and expense recoveries of $20,578,000. For the three months ended June 30, 2009, rental income was primarily comprised of base rent of $44,634,000 and expense recoveries of $11,708,000.
Rental Expenses
     For the three months ended June 30, 2010 and 2009, rental expenses were $15,672,000 and $10,560,000, respectively. For the six months ended June 30, 2010 and 2009, rental expenses were $30,760,000 and $22,361,000, respectively. Rental expenses consisted of the following for the periods then ended.

	Three Months Ended June 30,__		Six Months Ended June 30,
	2010	2009	2010	2009
Real estate taxes	$4,965,000	$3,387,000	$9,293,000	$7,541,000
Building maintenance	3,717,000	2,210,000	7,444,000	4,558,000
Utilities	3,015,000	2,006,000	5,904,000	4,241,000
Property management fees	1,223,000	917,000	2,298,000	1,782,000
Administration	1,038,000	817,000	2,015,000	1,626,000
Grounds maintenance	720,000	374,000	1,802,000	1,118,000
Non-recoverable operating expenses	637,000	480,000	1,280,000	856,000
Insurance	309,000	289,000	589,000	502,000
Other	48,000	80,000	135,000	137,000

Total rental expenses	$15,672,000	$10,560,000	$30,760,000	$22,361,000

General and Administrative Expenses
For the three months ended June 30, 2010 and 2009, general and administrative expense was $3,487,000 and $2,787,000, respectively, and for the six months ended June 30, 2010 and 2009, general and administrative expense was $6,675,000 and $5,093,000, respectively. General and administrative expense consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Professional and legal fees	525,000	(a)	667,000	(a)	1,365,000	(a)	1,699,000	(a)
Bad debt expense	38,000	(b)	579,000	(b)	97,000	(b)	928,000	(b)
Salaries and benefits	1,312,000	(c)	483,000	(c)	2,502,000	(c)	801,000	(c)
Directors’ fees	163,000		144,000		282,000		302,000
Directors’ and officers’ insurance premiums	137,000		123,000		273,000		247,000
Bank charges	14,000		65,000		67,000		137,000
Restricted stock compensation	209,000	(d)	59,000	(d)	365,000	(d)	117,000	(d)
Investor services	334,000	(e)	67,000	(e)	586,000	(e)	120,000	(e)
Postage	19,000		84,000		31,000		115,000
Corporate office overhead	229,000	(f)	133,000	(f)	416,000	(f)	168,000	(f)
Franchise & state taxes	207,000		44,000		217,000		48,000
Other	300,000		339,000		474,000		411,000

	$3,487,000		$2,787,000		$6,675,000		$5,093,000

The increase in general and administrative expense of $700,000 and $1,582,000, respectively, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was due to the following:
(a)	The decrease in professional and legal fees for the three months ended June 30, 2010 of $142,000 as compared to the three months ended June 30, 2009 was due to a decrease in one-time, non-recurring consulting and legal costs of $418,000 incurred during the three months ended June 30, 2009, for, among other things, our transition to self-management. This decrease was offset by an increase in audit fees for our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K. The decrease in professional and legal fees for the six months ended June 30, 2010 of $334,000 as compared to the six months ended June 30, 2009 was due to a decrease in one-time, non-recurring consulting and legal costs of $683,000 incurred during the six months ended June 30, 2009, for, among other things, our transition to self-management. This decrease was offset by an increase in audit fees for our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.

(b)	The decrease in bad debt expense for the three months ended June 30, 2010 of $541,000, as compared to the three months ended June 30, 2009 was due to the performance efficiencies realized under our self-management structure and experienced third-party property management groups, which resulted in an increased collection effort and improved tenant oversight. The decrease in bad debt expense for the six months ended June 30, 2010 of $831,000, as compared to the six months ended June 30, 2009 was also primarily due to the realization of such efficiencies.

(c)	The increase in salaries and benefits for the three and six months ended June 30, 2010 of $829,000 and $1,701,000, respectively, as compared to the three and six months ended June 30, 2009 was due to an increase in the number of employees hired for self-management during 2009 and the six months ended June 30, 2010. We had 39 employees as of June 30, 2010 as compared to 19 employees as of June 30, 2009.

(d)	The increase in restricted stock compensation of $150,000 and $248,000 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009 was due to the amortization of an increased number of restricted shares granted in 2009 and during the three months ended June 30, 2010.

(e)	The increase in investor services expense for the three and six months ended June 30, 2010 of $267,000 and $466,000, respectively, as compared to the three and six months ended June 30, 2009 was primarily due to the introduction and implementation of the latest state of the art investor services platform provided by DST Systems, Inc. This upgrade was done in conjunction with our transition to self-management in the third quarter of 2009. These improved investor services provide our stockholders and financial advisors with direct access to real-time information. In addition to the increased expense driven by our transition to a higher-quality investor services platform, our increase in expenses was also attributable to the increase in the number of our stockholders and to printing costs associated with our 2009 Annual Report.

(f)	The increase in corporate office-related overhead of $96,000 and $248,000, respectively, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009 is primarily the result of the increase in size of our organization and infrastructure resulting from being a fully self-managed company during the first half of 2010 compared to the first half of 2009 when we initially established our corporate office in Scottsdale, Arizona.
Asset Management Fees
     For the three months ended June 30, 2010 and 2009, asset management fees were $0 and $1,318,000, respectively. For the six months ended June 30, 2010 and 2009, asset management fees were $0 and $2,587,000, respectively. The decrease in asset management fees of $1,318,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and of $2,587,000 for the six months ended June 30, 2010 and 2009 is due to our transition to a self-managed cost structure. We no longer pay asset management fees to our former advisor as the Advisory Agreement expired on September 20, 2009. For the three and six months ended June 30, 2010, we would have been required to pay asset management fees of approximately $4,128,000 and $7,839,000, respectively, to our former advisor if we were still subject to the Advisory Agreement (under its original terms).
Acquisition-Related Expenses
     For the three months ended June 30, 2010 and 2009, acquisition-related expenses were $2,602,000 and $1,681,000, respectively. The increase in acquisition-related expenses is due to an increase in acquisition activity as compared to the prior year comparable quarter. For the three months ended June 30, 2010, we made four acquisitions as well as purchased an additional building within an existing portfolio for an aggregate purchase price of $106,219,000, as compared to acquisitions of one property and one office condominium relating to an existing property in our portfolio at an aggregate price of $41,125,000 for the three months ended June 30, 2009. This increase is offset by a decrease in acquisition fees to our former advisor. We paid $0 and $1,028,000 in acquisition fees to our former advisor for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, we would have been required to pay acquisition fees of approximately $3,192,000 to our former advisor if we were still subject to the Advisory Agreement (under its original terms).
     For the six months ended June 30, 2010 and 2009, acquisition-related expenses were $5,826,000 and $3,180,000, respectively. The increase in acquisition-related expenses is due to an increase in acquisition activity as compared to the prior year comparable quarter. For the six months ended June 30, 2010, we completed 12 acquisitions as well as purchased two additional medical office buildings within existing portfolios. Additionally, we acquired the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases were completed for an aggregate purchase price of $252,109,000, as compared to an aggregate purchase price of $77,504,000 for the five acquisitions completed during the six months ended June 30, 2009. This increase is offset by a decrease in acquisition fees to our former advisor. We paid $0 and $1,937,000 in acquisition fees to our former advisor for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, we would have been required to pay acquisition fees of approximately $7,569,000 to our former advisor if we were still subject to the Advisory Agreement (under its original terms).
Depreciation and Amortization
     For the three months ended June 30, 2010 and 2009, depreciation and amortization was $18,602,000 and $12,645,000, respectively, and for the six months ended June 30, 2010 and 2009, depreciation and amortization was $35,913,000 and $25,944,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation of properties	$11,704,000	$7,683,000	$22,408,000	$15,211,000
Amortization of identified intangible assets	6,713,000	4,895,000	13,165,000	10,614,000
Amortization of lease commissions	168,000	60,000	314,000	110,000
Other assets	17,000	7,000	26,000	9,000

Total depreciation and amortization	$18,602,000	$12,645,000	$35,913,000	$25,944,000

Interest Expense and Gain on Derivative Instruments
     For the three months ended June 30, 2010 and 2009, interest expense and gain on derivative financial instruments was $6,754,000 and $5,066,000, respectively, and for the six months ended June 30, 2010 and 2009, interest expense and gain on derivative financial instruments was $14,194,000 and $11,636,000, respectively. Interest expense and gain on derivative financial instruments consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense on our mortgage loans payable	$8,184,000	$6,850,000	$16,632,000	$13,776,000
Amortization of deferred financing fees associated with our mortgage loans payable	366,000	372,000	752,000	742,000
Amortization of deferred financing fees associated with our credit facility	95,000	96,000	190,000	191,000
Amortization of debt discount	164,000	69,000	323,000	138,000
Unused credit facility fees	40,000	41,000	94,000	81,000

Total interest expense	8,849,000	7,428,000	17,991,000	14,928,000

Gain on derivative financial instruments	(2,095,000)	(2,362,000)	(3,797,000)	(3,292,000)

Total interest expense and gain on derivative financial instruments	$6,754,000	$5,066,000	$14,194,000	$11,636,000

     The increase in interest expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to an increase in average outstanding mortgage loans payable of $598,567,000 as of June 30, 2010 compared to $452,955,000 as of June 30, 2009. This increase was slightly offset by a gain on derivative financial instruments due to a non-cash mark to market net adjustment we made on our derivative financial instruments of $2,095,000 during the three months ended June 30, 2010.
     The increase in interest expense for the six months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to an increase in average outstanding mortgage loans payable of $598,567,000 as of June 30, 2010 compared to $452,955,000 as of June 30, 2009. This increase was slightly offset by a gain on derivative financial instruments due to a non-cash mark to market net adjustment we made on our derivative financial instruments of $3,797,000 during the six months ended June 30, 2010.
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
Interest and Dividend Income
     For the three months ended June 30, 2010, interest and dividend income was $34,000 as compared to $44,000 for the three months ended June 30, 2009, and for the six months ended June 30, 2010, interest and dividend income was $50,000 as compared to $172,000 for the six months ended June 30, 2009. For the three and six months ended June 30, 2010, interest and dividend income was related primarily to interest earned on our money market accounts, whereas for the three and six months ended June 30, 2009, interest and dividend income was related primarily to interest earned on both our money market accounts and our U.S. Treasury Bills. The decrease was driven by a lower cash balance in conjunction with our not owning any U.S. Treasury Bills for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.
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
     When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements, or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a credit facility or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offerings, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
     As of June 30, 2010, we estimate that our expenditures for capital improvements will require up to approximately $13,500,000 for the remaining six months of 2010. As of June 30, 2010, we had $6,844,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
     Cash flows provided by operating activities for the six months ended June 30, 2010 and 2009, were $31,776,000 and $14,250,000, respectively. Cash flows from operations were reduced by $5,826,000 and $3,180,000 for the six months ended June 30, 2010 and 2009, respectively, for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses, cash flows from operations for the six months ended June 30, 2010 and 2009 would have been $37,602,000 and $17,430,000, respectively. For the six months ended June 30, 2010, cash flows provided by operating activities related primarily to operations from our 65 properties and two real estate related assets. For the six months ended June 30, 2009, cash flows provided by operating activities related primarily to operations from our 43 properties and one real estate related asset. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.
     Cash flows used in investing activities for the six months ended June 30, 2010 and 2009, were $226,422,000 and $83,478,000, respectively. For the six months ended June 30, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $193,325,000. For the six months ended June 30, 2009, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $78,988,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.
     Cash flows provided by financing activities for the six months ended June 30, 2010 and 2009, were $152,531,000 and $331,376,000, respectively. For the six months ended June 30, 2010, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $209,359,000 and borrowings on mortgage loans payable of $45,875,000, the payment of offering costs of $23,784,000 for our offerings, distributions of $27,204,000 and principal repayments of $27,726,000 on mortgage loans payable. Additional cash outflows related to our purchase of the noncontrolling interest in the JV Company that owns Chesterfield Rehabilitation Center for $3,900,000 as well as to debt financing costs of $1,383,000. For the six months ended June 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $398,887,000 and borrowings on mortgage loans payable of $1,696,000 the payment of offering costs of $39,101,000, distributions of $16,469,000 and principal repayments of $9,642,000 on mortgage loans payable. Additional cash outflows related to debt financing costs of $60,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.
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
     Our board of directors approved a 6.50% per annum, or $0.65 per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. Thereafter, distributions were paid each month in respect of the distributions declared for the prior month. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007, and we continued to pay distributions at that rate through June 30, 2010. It is our intent to continue to pay distributions. However, we cannot guarantee the amount of distributions paid in the future, if any.
     If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.
     For the six months ended June 30, 2010, we paid distributions of $53,270,000 ($27,204,000 in cash and $26,066,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $31,776,000. Cash flows from operations were reduced by $5,826,000 and $3,180,000 for the six months ended June 30, 2010 and 2009, respectively, for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses the comparable cash flows from operations for the six months ended June 30, 2010 and 2009 would have been $37,602,000 and $17,430,000, respectively. From inception through June 30, 2010, we paid cumulative distributions of $165,367,000 ($84,969,000 in cash and $80,398,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $80,459,000. Comparable cumulative cash flows from operations would have totaled $102,282,000 under previous accounting rules that allowed for capitalization of acquisition-related expenses which would therefore have been included in cash flows from investing. The distributions paid in excess of our cash flow from operations during the six months ended June 30, 2010 were paid using the proceeds of debt financing.
     For the three months ended June 30, 2010 and 2009, our FFO was $18,846,000 and $8,957,000, respectively. As more fully described below under “Funds from Operations and Modified Funds from Operations,” FFO was reduced by $3,413,000 and $1,967,000 for the three months ended June 30, 2010 and 2009 for certain one-time, non-recurring charges and acquisition-related expenses, as applicable. For the three months ended June 30, 2010 and 2009 we paid distributions of $27,910,000 and $18,004,000 respectively. For the three months ended June 30, 2010, the portion of our distributions that was paid in cash was fully covered by our FFO of $18,846,000. Excluding one-time charges and acquisition-related costs, as applicable, FFO would have been $22,259,000 and $10,924,000, respectively.
     For the six months ended June 30, 2010 and 2009, our FFO was $35,560,000 and $15,335,000, respectively. As more fully described below under “Funds from Operations and Modified Funds from Operations,” FFO was reduced by $6,832,000 and $4,041,000 for the six months ended June 30, 2010 and 2009 for certain one-time, non-recurring charges and acquisition-related expenses, as applicable. For the six months ended June 30, 2010 and 2009 we paid distributions of $53,270,000 and $32,251,000 respectively. For the six months ended June 30, 2010, the portion of our distributions that was paid in cash was fully covered by our FFO of $35,560,000. Excluding one-time charges and acquisition-related costs, as applicable, FFO would have been $42,392,000 and $19,376,000, respectively.
Financing
     We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2010, our aggregate borrowings were 31.8% of our total assets. Of the $93,814,000 of mortgage notes payable maturing in 2010, $53,653,000 have two one-year extensions available and $29,218,000 have a one-year extension available. Of the $200,852,000 of mortgage notes payable maturing in 2011, $180,832,000 have two one-year extensions available.
     Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of June 30, 2010, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
     See Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements, for a further discussion of our mortgage loans payable, net.
Revolving Credit Facility
     See Note 9, Revolving Credit Facility, to our accompanying condensed consolidated financial statements, for a further discussion of our credit facility.
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
Debt Service Requirements
     One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2010, we had fixed and variable rate mortgage loans payable in the principal amount of $598,567,000, which includes a premium of $1,630,000, outstanding secured by our properties. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of June 30, 2010, we believe that we were in compliance with all such covenants and requirements on $503,837,000 of our mortgage loans payable, and we are working with lenders, including the depositing of $22,676,000 into a restricted collateral account, in order to comply with certain covenants on the remaining $93,100,000 of our mortgage loans. As of June 30, 2010, the balance on our secured, revolving credit facility was zero. We do not intend to borrow from our existing credit facility, and we are currently working with JP Morgan to replace this credit facility. Please refer to Note 19, Subsequent Events, for additional discussion of this new credit facility.
     As of June 30, 2010, the weighted average interest rate on our outstanding debt was 4.32% per annum.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
     We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.
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
     Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO one-time, non recurring charges, and acquisition-related expenses to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance. Management considers the following items in the calculation of MFFO:
     Acquisition-related expenses: Prior to 2009, acquisition-related expenses were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition-related expenses related to business combinations are expensed. These acquisition-related expenses have been and will continue to be funded from the proceeds of our offering and not from operations. We believe by excluding expensed acquisition-related expenses, MFFO provides useful supplemental information that is comparable for our real estate investments.
     One-time transition charges: FFO includes one-time non-recurring charges related to the cost of our transition to self-management. These items include, but are not limited to, additional professional expenses and system conversion costs (including updates to certain estimate development procedures), which we continue to incur as we finalize the development of our self-management infrastructure, as well as non-recurring employment costs. Because MFFO excludes one-time costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on one-time, non-recurring charges.

The following is the calculation of FFO and MFFO for the three months ended June 30, 2010:

	Three Months Ended June 30,
		2010		2009
	2010	Per Share	2009	Per Share
Net income (loss)	$245,000	$—	$(3,535,000)	$(0.04)
Add:
Depreciation and amortization — consolidated properties	18,602,000	0.12	12,645,000	0.12
Less:
Net income attributable to noncontrolling interest of limited partners	(1,000)	—	(102,000)	—
Depreciation and amortization related to noncontrolling interests	—	—	(51,000)	—

FFO attributable to controlling interest	$18,846,000		$8,957,000

FFO per share — basic and diluted		$0.12		$0.08

Add:
Acquisition expenses	2,602,000	0.02	1,681,000	0.02
One time transition charges	811,000	0.01	286,000	—

MFFO attributable to controlling interest	$22,259,000		$10,924,000

MFFO per share — basic and diluted		$0.14		$0.10

Weighted average common shares outstanding — basic	154,594,418	154,594,418	106,265,880	106,265,880
Weighted average common shares outstanding — diluted	154,815,137	154,815,137	106,265,880	106,265,880
The following is the calculation of FFO and MFFO for the six months ended June 30, 2010:

	Six Months Ended June 30,
		2010		2009
	2010	Per Share	2009	Per Share
Net income (loss)	$(237,000)	$—	$(10,335,000)	$(0.11)
Add:
Depreciation and amortization — consolidated properties	35,913,000	0.24	25,994,000	0.27
Less:
Net income attributable to noncontrolling interest of limited partners	(65,000)	—	(172,000)	—
Depreciation and amortization related to noncontrolling interests	(51,000)	—	(102,000)	—

FFO attributable to controlling interest	$35,560,000		$15,335,000

FFO per share — basic and diluted		$0.24		$0.16

Add:
Acquisition expenses	5,286,000	0.04	3,180,000	0.03
One time transition charges	1,006,000	—	861,000	0.01

MFFO attributable to controlling interest	$42,392,000		$19,376,000

MFFO per share — basic and diluted		$0.28		$0.20

Weighted average common shares outstanding — basic	149,990,662	149,990,662	95,530,594	95,530,594
Weighted average common shares outstanding — diluted	149,990,662	150,211,341	95,530,594	95,530,594
     For the three and six months ended June 30, 2010, FFO and MFFO per share have been impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended June 30, 2010, we sold 10,844,470 shares of our common stock, and for the six months ended June 30, 2010, we sold 21,404,471 shares of our common stock. As such, we have increased our outstanding shares by approximately 15% since December 31, 2009.
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
     To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$245,000	$(3,535,000)	$(237,000)	$(10,335,000)
Add:
General and administrative	3,487,000	2,787,000	6,675,000	5,093,000
Acquisition-related expenses	2,602,000	1,681,000	5,826,000	3,180,000
Asset management fees	—	1,318,000	—	2,587,000
Depreciation and amortization	18,602,000	12,645,000	35,913,000	25,944,000
Interest Expense	6,754,000	5,066,000	14,194,000	11,636,000
Less:
Interest and dividend income	(34,000)	(44,000)	(50,000)	(172,000)

Net operating income	$31,656,000	$19,918,000	$62,321,000	$37,933,000

Subsequent Events
     See Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     There were no material changes in the information regarding market risk that was provided in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010, other than the updates discussed within this item.
     The table below presents, as of June 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$1,815,000	$4,310,000	$19,221,000	$17,769,000	$47,109,000	$200,509,000	$290,733,000	$290,165,000
Weighted average interest rate on maturing debt	5.85%	5.88%	6.63%	5.88%	6.44%	5.54%	5.71%	—
Variable rate debt — principal payments	$95,149,000	$200,224,000	$914,000	$927,000	$193,000	$8,797,000	$306,204,000	$305,217,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2010)	2.22%	3.24%	6.48%	5.75%	6.41%	4.97%	2.58%	—
     Mortgage loans payable were $596,937,000 ($598,567,000, including premium) as of June 30, 2010. As of June 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.70% to 12.75% per annum and a weighted average effective interest rate of 4.32% per annum. We had $290,733,000 ($292,363,000, including premium) of fixed rate debt, or 48.7% of mortgage loans payable, at a weighted average interest rate of 6.15% per annum and $306,204,000 of variable rate debt, or 51.3% of mortgage loans payable, at a weighted average interest rate of 2.58% per annum.
     In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures.
     Not applicable.

Item 4T.	Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, who serves as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
     As of June 30, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     None.

Item 1A.	Risk Factors.
     There are no other material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC, on March 16, 2010, except as noted below.
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
     For the six months ended June 30, 2010, we paid distributions of $53,270,000 ($27,204,000 in cash and $26,066,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP), as compared to cash flow from operations of $31,776,000. The remaining $21,494,000 of distributions paid in excess of our cash flow from operations, or 40%, was paid using the proceeds of debt financing.

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
     On April 6, 2009, we filed a Registration Statement on Form S-11 (File No. 333-158418) with the SEC with respect to our follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. The SEC declared our follow-on offering effective on March 19, 2010, and we commenced this offering on that date. Our follow-on offering includes up to 200,000,000 shares of our common stock offered for sale at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share. As of June 30, 2010, we had received and accepted subscriptions for 10,811,513 shares of our common stock, or $108,066,000, on our follow-on offering.
     As of June 30, 2010, a total of $80,398,000 in distributions was reinvested and 8,463,006 shares of our common stock were issued under the DRIP.
     As of June 30, 2010, we have incurred marketing support fees of $32,780,000 and $1,146,000, selling commissions of $101,316,000 and $7,261,000, and due diligence expense reimbursements of $1,311,000 and $711,000 related to our initial offering and to our follow-on offering, respectively. We have also incurred organizational and offering expenses of $17,258,000 related to our initial offering and $5,124,000 related to our follow-on offering. Such fees and reimbursements are charged to stockholders’ equity as such amounts are paid from the gross proceeds of our offerings. The cost of raising funds in our offerings as a percentage of funds raised will not exceed 11.5%. Net offering proceeds for our initial offering, after deducting these expenses, totaled $1,246,006,000.
     As of June 30, 2010, we have used $1,201,173,000 in net offering proceeds to complete our 65 acquisitions, to purchase the 20% remaining interest in the JV Company that owns Chesterfield Rehabilitation Center as well as two other real estate related assets, to pay acquisition fees and expenses, and to repay debt incurred in connection with such acquisitions.
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
     During the three months ended June 30, 2010, we repurchased shares of our common stock as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs (2)
April 1, 2010 to April 31, 2010	1,107,094	$9.48	1,107,094	$—
May 1, 2010 to May 28, 2010	8,583	$10.00	8,583	$—
June 1, 2010 to June 30, 2010	4,757	$9.42	4,757	$—

(1)	Our board of directors adopted a share repurchase plan, which was publicly announced on September 20, 2006. Our board of directors adopted an amended share repurchase plan, which was publicly announced on August 25, 2008. Through June 30, 2010, we had repurchased 3,859,591 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Reserved.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.
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

Healthcare Trust of America, Inc. (Registrant)
Date August 16, 2010	By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer, Chairman, & President (Principal executive officer)

Date August 16, 2010	By:	/s/ Kellie S. Pruitt
Kellie S. Pruitt
Chief Financial Officer (Principal accounting officer and Principal financial officer)

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
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).
3.1	Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)

3.2	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)

3.3	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference)

3.4	Articles of Amendment of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

3.5	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)

10.1*	Amendment to the Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of May 20, 2010

10.2*	Amendment to Employment Agreement with Scott D. Peters, effective as of May 20, 2010

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.