Form 10-Q
period 2010-09-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2010-11-15
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53206

Healthcare Trust of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-4738467 (I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona (Address of principal executive offices)	85254 (Zip Code)

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

As of November 11, 2010, there were 191,483,220 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Real estate investments, net	$1,410,137,000	$1,149,789,000
Real estate notes receivable, net	56,505,000	54,763,000
Cash and cash equivalents	221,186,000	219,001,000
Accounts and other receivables, net	12,590,000	10,820,000
Restricted cash and escrow deposits	24,406,000	14,065,000
Identified intangible assets, net	240,303,000	203,222,000
Other assets, net	31,780,000	21,875,000

Total assets	$1,996,907,000	$1,673,535,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$594,428,000	$540,028,000
Accounts payable and accrued liabilities	41,874,000	30,471,000
Accounts payable due to former affiliates, net (Note 19)	1,007,000	4,776,000
Derivative financial instruments	2,626,000	8,625,000
Security deposits, prepaid rent and other liabilities	9,911,000	7,815,000
Identified intangible liabilities, net	6,107,000	6,954,000

Total liabilities	655,953,000	598,669,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners (Note 13)	4,049,000	3,549,000
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 180,683,141 and 140,590,686 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,807,000	1,405,000
Additional paid-in capital	1,601,485,000	1,251,996,000
Accumulated deficit	(266,387,000)	(182,084,000)

Total stockholders’ equity	1,336,905,000	1,071,317,000

Total liabilities and equity	$1,996,907,000	$1,673,535,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$50,847,000	$30,886,000	$139,640,000	$89,914,000
Interest income from mortgage notes receivable and other income	1,649,000	862,000	5,937,000	2,128,000

Total revenues	52,496,000	31,748,000	145,577,000	92,042,000
Expenses:
Rental expenses	17,837,000	10,494,000	47,587,000	32,854,000
General and administrative	5,096,000	3,979,000	12,781,000	9,072,000
Asset management fees to former advisor (Note 12)	—	1,196,000	—	3,783,000
Acquisition-related expenses (Note 3)	1,019,000	5,920,000	6,845,000	9,100,000
Depreciation and amortization	19,854,000	13,287,000	55,767,000	39,231,000

Total expenses	43,806,000	34,876,000	122,980,000	94,040,000

Income before other income (expense)	8,690,000	(3,128,000)	22,597,000	(1,998,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loan payables, credit facility, and derivative instruments	(8,480,000)	(7,072,000)	(26,471,000)	(22,001,000)
Net gain on derivative financial instruments	774,000	66,000	4,571,000	3,357,000
Interest and dividend income	24,000	60,000	74,000	233,000

Net income (loss)	1,008,000	(10,074,000)	771,000	(20,409,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	125,000	(70,000)	60,000	(241,000)

Net income (loss) attributable to controlling interest	$1,133,000	$(10,144,000)	$831,000	$(20,650,000)

Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted	$0.01	$(0.08)	$0.01	$(0.20)

Weighted average number of shares outstanding —
Basic	166,281,800	124,336,078	155,480,689	105,257,482

Diluted	166,480,852	124,336,078	155,679,741	105,257,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity

BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	$(74,786,000)	$599,320,000
Issuance of common stock	53,276,134	533,000	530,485,000	—	531,018,000
Offering costs	—	—	(54,533,000)	—	(54,533,000)
Issuance of restricted common stock	100,000	—	—	—	—
Amortization of share based compensation	—	—	660,000	—	660,000
Issuance of common stock under the DRIP	2,807,028	28,000	26,638,000	—	26,666,000
Repurchase of common stock	(791,112)	(8,000)	(7,520,000)	—	(7,528,000)
Distributions	—	—	—	(57,491,000)	(57,491,000)
Adjustment to redeemable noncontrolling interests	—	—	(566,000)	—	(566,000)
Net loss attributable to controlling interest	—	—	—	(20,650,000)	(20,650,000)

BALANCE — September 30, 2009	130,857,487	$1,308,000	$1,168,515,000	$(152,927,000)	$1,016,896,000

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	38,890,967	392,000	377,843,000	—	376,135,000
Offering costs	—	—	(38,580,000)	—	(38,580,000)
Issuance of restricted common stock	210,000	—	—	—	1,900,000
Amortization of share based compensation	—	—	879,000	—	879,000
Issuance of common stock under the DRIP	4,269,072	43,000	40,513,000	—	40,556,000
Repurchase of common stock	(3,277,584)	(33,000)	(31,140,000)	—	(31,173,000)
Distributions	—	—	—	(85,435,000)	(85,435,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net income attributable to controlling interest	—	—	—	831,000	831,000

BALANCE — September 30, 2010	180,683,141	$1,807,000	$1,601,485,000	$(266,387,000)	$1,336,905,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$771,000	$(20,409,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	51,114,000	36,088,000
Stock based compensation, net of forfeitures	879,000	660,000
Loss on property insurance settlements	—	6,000
Bad debt expense	379,000	1,097,000
Change in fair value of derivative financial instruments	(4,571,000)	(3,357,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,691,000)	(2,806,000)
Other assets	(1,715,000)	(3,202,000)
Accounts payable and accrued liabilities	9,393,000	8,837,000
Accounts payable due to affiliates, net	(3,769,000)	207,000
Security deposits, prepaid rent and other liabilities	(167,000)	(1,153,000)

Net cash provided by operating activities	49,623,000	15,968,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(277,980,000)	(241,668,000)
Capital expenditures	(13,719,000)	(6,320,000)
Restricted cash and escrow deposits	(10,341,000)	(7,567,000)
Real estate deposits	(2,073,000)	—
Proceeds from insurance settlement	—	299,000

Net cash used in investing activities	(304,113,000)	(255,256,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	79,125,000	1,696,000
Purchase of noncontrolling interest	(3,900,000)	—
Payments on mortgage loans payable and demand note	(83,810,000)	(10,624,000)
Derivative financial instruments termination payments	(793,000)	—
Proceeds from issuance of common stock	380,255,000	533,303,000
Deferred financing costs	(2,328,000)	(60,000)
Security deposits	855,000	126,000
Repurchase of common stock	(31,173,000)	(7,528,000)
Payment of offering costs	(38,580,000)	(56,382,000)
Distributions	(42,870,000)	(27,493,000)
Distributions to noncontrolling interest limited partner	(106,000)	(290,000)

Net cash provided by financing activities	256,675,000	432,748,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,185,000	193,460,000
CASH AND CASH EQUIVALENTS — Beginning of period	219,001,000	128,331,000

CASH AND CASH EQUIVALENTS — End of period	$221,186,000	$321,791,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,513,000	$19,893,000
Income taxes	$149,000	$74,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$3,813,000	$1,243,000
The following represents the significant increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Mortgage loans payable, net	$(45,938,000)	$—
Security deposits, prepaid rent, and other liabilities	$13,979,000	$574,000
Issuance of operating partnership units in connection with Fannin acquisition	$1,557,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$40,556,000	$26,666,000
Distributions declared but not paid including stock issued under the DRIP	$10,575,000	$7,814,000
Accrued offering costs	$730,000	$68,000
Adjustment to redeemable noncontrolling interests	$(275,000)	$566,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three and Nine Months Ended September 30, 2010 and 2009

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

As of September 30, 2010, we had made 70 acquisitions comprising approximately 8,943,000 square feet of gross leasable area, or GLA, which includes 208 buildings and two real estate related assets. Additionally, we purchased the remaining 20% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, or the JV Company that owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was $1,803,056,000. As of September 30, 2010, the average occupancy of these properties was approximately 91%.

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

On March 19, 2010, we commenced a best efforts public offering, or our follow-on offering, in which we are offering up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. As of September 30, 2010, we have received and accepted subscriptions in our follow-on offering for 28,283,902 shares of our common stock, or $282,635,000, excluding shares of our common stock issued under the DRIP.

On August 16, 2010, we announced our intention to close our follow-on offering early, subject to market conditions, on or before April 30, 2011 but not earlier than November 30, 2010, with 30-day prior notice. Our follow-on offering is currently scheduled to expire on March 19, 2012, unless extended. We will not terminate our follow-on offering early unless and until we determine that an early termination is in the best interests of our stockholders and market conditions are favorable.

Realty Capital Securities, LLC, or RCS, an unaffiliated third party, serves as the dealer manager for our follow-on offering. RCS is registered with the Securities and Exchange Commission, or the SEC, and with all

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Basis of Presentation

Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2010 and December 31, 2009, we owned an approximately 99.89% and an approximately 99.99%, respectively, general partner interest in our operating partnership. Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, was a limited partner of our operating partnership as of September 30, 2010, and as of September 30, 2010 and December 31, 2009, owned an approximately 0.01% limited partner interest in our operating partnership. See Note 19, Subsequent Events, for information regarding redemption of this limited partner interest held by our former advisor. Additionally, as of September 30, 2010, approximately 0.10% of our operating partnership is owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition (see Note 13).

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements.

Certain amounts presented in the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2009 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2010. In our previously issued statement of operations for the three months ended September 30, 2009, asset management fees of $1,196,000 and acquisition-related expenses of $5,920,000 were included within general and administrative expenses of $11,095,000. For the nine months ended September 30, 2009, asset management fees of $3,783,000 and acquisition-related expenses of $9,100,000 were included within general and administrative expenses of $21,955,000.

Our interim condensed consolidated statement of operations for the nine months ended September 30, 2010 depicts a reclassification of approximately $1,010,000 from Rental Expenses into General and Administrative Expenses, the entirety of which pertains to the six months ended June 30, 2010. This reclassification was done to conform with the presentation depicted within our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010 (the 2009 Annual Report).

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Interim Unaudited Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2009 Annual Report.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Segment Disclosure

ASC 280, Segment Reporting, or ASC 280, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, healthcare-related office properties and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Credit Risk Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, or ASU 2010-20, which requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated, primarily at the level at which an entity calculates its allowance for credit losses. The specific required disclosures are a rollforward schedule of the allowance for credit losses for the reporting period, the related investment in financing receivables, the nonaccrual status of financing receivables, impaired financing receivables, credit quality indicators, the aging of past due financing receivables, any troubled debt restructurings and their effect on the allowance for credit losses, the extent of any financing receivables modified by troubled debt restructuring that have defaulted and their impact on the allowance for credit losses, and significant sales or purchases of financing receivables. The ASU 2010-20 disclosure requirements primarily pertain to our mortgage notes receivables and are effective for interim and annual reporting periods ending on or after December 15, 2010.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land	$137,060,000	$122,972,000
Building and improvements	1,364,708,000	1,083,496,000
Furniture and equipment	10,000	10,000

	1,501,778,000	1,206,478,000

Less: accumulated depreciation	(91,641,000)	(56,689,000)

	$1,410,137,000	$1,149,789,000

Depreciation expense for the three months ended September 30, 2010 and 2009 was $12,552,000 and $8,186,000, respectively, and depreciation expense for the nine months ended September 30, 2010 and 2009 was $34,985,000 and $23,407,000, respectively.

During the nine months ended September 30, 2010, we completed 17 new acquisitions as well as purchased three additional medical office buildings within existing portfolios. Additionally, we purchased the remaining 20.0% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, the JV Company that owns Chesterfield Rehabilitation Center. The aggregate purchase price of these assets was $342,745,000. Acquisitions completed during the nine months ended September 30, 2010 are set forth below:

					Mortgage
		Date	Ownership	Purchase	Loans
Property	Property Location	Acquired	Percentage	Price	Payable(1)

Camp Creek	Atlanta, GA	3/02/10	100%	$19,550,000	$—
King Street	Jacksonville, FL	3/09/10	100	10,775,000	6,602,000
Sugarland	Houston, TX	3/23/10	100	12,400,000	—
Deaconess	Evansville, IN	3/23/10	100	45,257,000	—
Chesterfield Rehabilitation Center(2)	Chesterfield, MO	3/24/10	100	3,900,000	—
Pearland — Cullen	Pearland, TX	3/31/10	100	6,775,000	—
Hilton Head — Heritage	Hilton Head, SC	3/31/10	100	8,058,000	—
Triad Technology Center	Baltimore, MD	3/31/10	100	29,250,000	—
Mt. Pleasant (E. Cooper)	Mount Pleasant, SC	3/31/10	100	9,925,000	—
Federal North	Pittsburgh, PA	4/29/10	100	40,472,000	—
Balfour Concord Portfolio	Lewisville, TX	6/25/10	100	4,800,000	—
Cannon Park Place	Charleston, SC	6/28/10	100	10,446,000	—
7900 Fannin(3)	Houston, TX	6/30/10	84	38,100,000	22,687,000
Balfour Concord Portfolio(4)	Denton, TX	6/30/10	100	8,700,000	4,657,000
Pearland — Broadway(4)	Pearland, TX	6/30/10	100	3,701,000	2,381,000
Overlook	Stockbridge, GA	7/15/10	100	8,140,000	5,440,000
Sierra Vista	San Luis Obispo, CA	8/04/10	100	10,950,000	—
Hilton Head — Moss Creek(4)	Hilton Head, SC	8/12/10	100	2,652,000	—
Orlando Portfolio	Orlando & Oviedo, FL	9/29/10	100	18,300,000	—
Santa Fe Portfolio	Santa Fe, NM	9/30/10	100	9,560,000	—
Rendina Portfolio	Las Vegas, NV and	9/30/10	100	41,034,000	—
	Poughkeepsie, NY

Total				$342,745,000	$41,767,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represents our purchase of the remaining 20% interest we previously did not own in the JV Company that owns Chesterfield Rehabilitation Center. See Note 13, Redeemable Noncontrolling Interest of Limited Partners, and Note 16, Business Combinations, for further information regarding this purchase.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

(3)	Represents our purchase of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building, the value of which is approximately $38,100,000. We acquired both the general partner interest and the majority of the limited partner interests in the Fannin partnership. The transaction provided the original physician investors with the right to remain in the Fannin partnership, to receive limited partnership units in our operating partnership, and/or receive cash. Ten investors elected to remain in the Fannin partnership, which represents a 16% noncontrolling interest in the property.

(4)	Represent purchases of additional medical office buildings within portfolios we had previously acquired during the nine months ended September 30, 2010.

4.	Real Estate Notes Receivable, Net

Real estate notes receivable, net consisted of the following as of September 30, 2010 and December 31, 2009:

Property Name
Location of Property	Property Type	Interest Rate		Maturity Date	September 30, 2010	December 31, 2009

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	%(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	7.76	(3)	12/01/14	41,150,000	41,150,000

Total real estate notes receivable					61,150,000	61,150,000
Add: Notes receivable closing costs, net					600,000	788,000
Less: discount, net(4)					(5,245,000)	(7,175,000)

Real estate notes receivable, net					$56,505,000	$54,763,000

(1)	The effective interest rate associated with these notes as of September 30, 2010 is 7.93%.

(2)	The effective interest rate associated with these notes as of September 30, 2010 is 7.80%.

(3)	Represents an average interest rate for the life of the note with an effective interest rate of 8.6%.

(4)	The discount is amortized on a straight-line basis over the respective life of each note.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

In place leases, net of accumulated amortization of $38,476,000 and $25,452,000 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 94 months and 95 months as of September 30, 2010 and December 31, 2009, respectively)	$93,816,000	$80,577,000
Above market leases, net of accumulated amortization of $5,287,000 and $3,233,000 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 85 months and 87 months as of September 30, 2010 and December 31, 2009, respectively)	15,765,000	11,831,000
Tenant relationships, net of accumulated amortization of $20,853,000 and $13,598,000 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 150 months and 150 months as of September 30, 2010 and December 31, 2009, respectively)	107,537,000	89,610,000
Leasehold interests, net of accumulated amortization of $322,000 and $103,000 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 871 months and 899 months as of September 30, 2010 and December 31, 2009, respectively)	23,185,000	21,204,000

	$240,303,000	$203,222,000

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2010 and 2009 was $7,915,000 and $5,477,000, respectively, which included $735,000 and $497,000, respectively, of amortization recorded against rental income for above market leases and $73,000 and $15,000, respectively, of amortization charged to rental expenses for leasehold interests in our accompanying interim condensed consolidated statements of operations. Amortization expense recorded on the identified intangible assets for the nine months ended September 30, 2010 and 2009 was $22,547,000 and $17,080,000, respectively, which included $2,054,000 and $1,459,000, respectively, of amortization recorded against rental income for above market leases and $220,000 and $43,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying interim condensed consolidated statements of operations.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

6.	Other Assets, Net

Other assets, net, consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $4,705,000 and $3,346,000 as of September 30, 2010 and December 31, 2009, respectively	$3,780,000	$3,281,000
Lease commissions, net of accumulated amortization of $936,000 and $427,000 as of September 30, 2010 and December 31, 2009, respectively	4,036,000	3,061,000
Lease inducements, net of accumulated amortization of $467,000 and $280,000 as of September 30, 2010 and December 31, 2009, respectively	1,345,000	1,215,000
Deferred rent receivable	15,598,000	9,380,000
Prepaid expenses, deposits and other	7,021,000	4,938,000

	$31,780,000	$21,875,000

Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended September 30, 2010 and 2009 was $679,000 and $642,000, respectively, of which $424,000 and $469,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $60,000 and $36,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations. Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the nine months ended September 30, 2010 and 2009 was $2,063,000 and $1,733,000, respectively, of which $1,366,000 and $1,402,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $188,000 and $85,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations.

7.	Mortgage Loans Payable, Net

Mortgage loans payable were $592,344,000 ($594,428,000, including premium) and $542,462,000 ($540,028,000, net of discount) as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.66% to 12.75% per annum and a weighted average effective interest rate of 4.50% per annum. As of September 30, 2010, we had $328,532,000 ($330,616,000, including premium) of fixed rate debt, or 55.5% of mortgage loans payable, at a weighted average interest rate of 6.05% per annum, and $263,812,000 of variable rate debt, or 44.5% of mortgage loans payable, at a weighted average interest rate of 2.57% per annum. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.58% to 12.75% per annum and a weighted average effective interest rate of 3.94% per annum. As of December 31, 2009, we had $209,858,000 ($207,424,000 net of discount) of fixed rate debt, or 38.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum, and $332,604,000 of variable rate debt, or 61.3% of mortgage loans payable, at a weighted average interest rate of 2.65% per annum. All of our mortgage loans payable were collateralized by their associated investment properties at September 30, 2010 and December 31, 2009.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2009, we were in compliance with all such covenants and requirements on $457,262,000 of our mortgage loans payable and were making appropriate adjustments to comply with such covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account. As of September 30, 2010, we believe that we were in compliance with all such covenants and requirements on $534,344,000 of our mortgage loans payable. We have reduced the amount deposited within our restricted collateral account to $12,036,000 as of September 30, 2010, and we are currently working with lenders in order to comply with certain covenants on the remaining $58,000,000 balance of our mortgage loans payable.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Mortgage loans payable consisted of the following as of September 30, 2010 and December 31, 2009:

	Interest		Maturity
Property	Rate		Date	September 30, 2010(a)		December 31, 2009(b)

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,146,000		$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12		10/01/16	4,264,000		4,264,000
The Gallery Professional Building	5.76		03/01/17	6,000,000		6,000,000
Lenox Office Park, Building G	5.88		02/01/17	12,000,000		12,000,000
Commons V Medical Office Building	5.54		06/11/17	9,708,000		9,809,000
Yorktown Medical Center and Shakerag Medical Center	5.52		05/11/17	13,477,000		13,530,000
Thunderbird Medical Plaza	5.67		06/11/17	13,786,000		13,917,000
Gwinnett Professional Center	5.88		01/01/14	5,443,000		5,509,000
Northmeadow Medical Center	5.99		12/01/14	7,586,000		7,706,000
Medical Portfolio 2	5.91		07/01/13	14,075,000		14,222,000
Renaissance Medical Centre	5.38		09/01/15	18,548,000		18,767,000
Renaissance Medical Centre	12.75		09/01/15	1,241,000		1,242,000
Medical Portfolio 4	5.50		06/01/19	6,441,000		6,586,000
Medical Portfolio 4	6.18		06/01/19	1,649,000		1,684,000
Marietta Health Park	5.11		11/01/15	7,200,000		7,200,000
Hampden Place	5.98		01/01/12	8,611,000		8,785,000
Greenville — Patewood	6.18		01/01/16	35,718,000		36,000,000
Greenville — Greer	6.00		02/01/17	8,440,000		—
Greenville — Memorial	6.00		02/01/17	4,468,000		—
Greenville — MMC	6.25		06/01/20	22,810,000		—
Sun City-Note B	6.54		09/01/14	14,852,000		14,997,000
Sun City-Note C	6.50		09/01/14	4,430,000		4,509,000
Sun City Note D	6.98		09/01/14	13,865,000		13,985,000
King Street	5.88		03/05/17	6,487,000		—
Wisconsin MOB II — Mequon	6.25		07/10/17	9,981,000		—
Balfour Concord — Denton	7.95		08/10/12	4,624,000		—
Pearland-Broadway	5.57		09/01/12	2,371,000		—
7900 Fannin-Note A	7.30		01/01/21	21,835,000		—
7900 Fannin-Note B	7.68		01/01/16	821,000		—
Deaconess — Evansville	4.90		08/06/15	21,227,000		—
Overlook	6.00		11/05/16	5,428,000		—
Triad	5.60		09/01/22	12,000,000		—

Total fixed rate debt				328,532,000		209,858,000
Variable Rate Debt:
Senior Care Portfolio 1	4.75	%(c)	03/31/10	—	(e)	24,800,000
1 and 4 Market Exchange	1.61	(c)	09/30/10	—	(e)	14,500,000
East Florida Senior Care Portfolio	1.66	(c)	10/01/10	29,101,000		29,451,000
Kokomo Medical Office Park	1.66	(c)	11/30/10	8,300,000		8,300,000
Chesterfield Rehabilitation Center	1.91	(c)	12/30/10	22,000,000		22,000,000
Park Place Office Park	1.81	(c)	12/31/10	10,943,000		10,943,000
Highlands Ranch Medical Plaza	1.81	(c)	12/31/10	8,853,000		8,853,000
Medical Portfolio 1	1.94	(c)	02/28/11	19,800,000		20,460,000
Fort Road Medical Building	1.91	(c)	03/06/11	—	(e)	5,800,000
Medical Portfolio 3	2.51	(c)	06/26/11	58,000,000		58,000,000
SouthCrest Medical Plaza	2.46	(c)	06/30/11	12,870,000		12,870,000
Wachovia Pool Loans(d)	4.65	(c)	06/30/11	48,947,000		49,696,000
Cypress Station Medical Office Building	2.01	(c)	09/01/11	7,067,000		7,131,000
Medical Portfolio 4	2.41	(c)	09/24/11	—	(e)	21,400,000
Decatur Medical Plaza	2.26	(c)	09/26/11	7,900,000		7,900,000
Mountain Empire Portfolio	2.36	(c)	09/28/11	18,527,000		18,882,000
Sun City-Sun 1	1.76	(c)	12/31/14	2,000,000		2,000,000
Sun City-Sun 2	1.76	(c)	12/31/14	9,504,000		9,618,000

Total variable rate debt				263,812,000		332,604,000

Total fixed and variable debt				592,344,000		542,462,000

Add: Net premium				2,084,000		—
Less: Net discount				—		(2,434,000)

Mortgage loans payable, net				$594,428,000		$540,028,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

(a)	As of September 30, 2010, we had variable rate mortgage loans on 17 of our properties with effective interest rates ranging from 1.66% to 4.65% per annum and a weighted average effective interest rate of 2.57% per annum. However, as of September 30, 2010, we had fixed rate interest rate swaps, ranging from 4.70% to 6.02%, on our variable rate mortgage loans payable on 8 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(b)	As of December 31, 2009, we had variable rate mortgage loans on 22 of our properties with effective interest rates ranging from 1.58% to 4.75% per annum and a weighted average effective interest rate of 2.65% per annum. However, as of December 31, 2009, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(c)	Represents the interest rate in effect as of September 30, 2010.

(d)	We have a mortgage loan in the principal amount of $48,947,000 and $49,696,000, as of September 30, 2010 and December 31, 2009, respectively, secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.

(e)	Represent loan balances that we have paid off during the nine months ended September 30, 2010.

The principal payments due on our mortgage loans payable as of September 30, 2010 for the three months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$81,051,000
2011	177,879,000
2012	20,703,000
2013	19,300,000
2014	47,939,000
Thereafter	245,472,000

Total	$592,344,000

The table above does not reflect all available extension options. Of the amounts maturing in 2010, $39,153,000 have two one-year extensions available and $29,101,000 have a one-year extension available. Of the amounts maturing in 2011, $153,310,000 have two one-year extensions available.

See Note 19, Subsequent Events, for information concerning our $135,000,000 secured term loan financing commitment, subject to certain customary conditions to closing, with Wells Fargo Bank, N.A. We obtained this commitment, which serves to refinance $17,200,000 of debt maturing in 2010 and approximately $82,000,000 of debt maturing in 2011, on November 3, 2010. Additionally, see Note 19, Subsequent Events, for information regarding $29,101,000 of debt that was paid off upon its reaching maturity on October 1, 2010 as well as our receipt of a one-year extension on $22,000,000 of our debt that was originally scheduled to mature on December 30, 2010.

8.	Derivative Financial Instruments

ASC 815, Derivatives and Hedging, or ASC 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps and interest rate caps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC 815, we record derivative financial instruments on our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income. As of September 30, 2010 and December 31, 2009, no derivatives

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments and payments/receipts on such instruments are recorded in gain on derivative financial instruments in our accompanying interim condensed consolidated statements of operations.

During the nine months ended September 30, 2010, six of our interest rate swap derivative instruments with an aggregate notional amount of $167,783,000 reached maturity and two of our interest rate swap derivative instruments with an aggregate notional amount of $27,200,000 were terminated early in conjunction with our prepayment of certain loan balances.

The following table lists the derivative financial instruments held by us as of September 30, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$8,300,000	LIBOR	5.86%	$(87,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(110,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(135,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(235,000)	Swap	12/30/10
29,101,000	LIBOR	6.02	(74,000)	Swap	10/01/10
19,727,000	LIBOR	5.23	(271,000)	Swap	01/31/11
7,900,000	LIBOR	5.16	(239,000)	Swap	09/26/11
16,993,000	LIBOR	5.87	(1,475,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	255,000	Cap	12/31/14

The following table lists the derivative financial instruments held by us as of December 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(505,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(327,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(326,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(403,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(759,000)	Swap	12/30/10
29,101,000	LIBOR	6.02	(998,000)	Swap	10/01/10
22,000,000	LIBOR	5.23	(688,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(173,000)	Swap	03/06/11
7,292,000	LIBOR	4.51	(75,000)	Swap	05/03/10
24,800,000	LIBOR	4.85	(206,000)	Swap	03/31/10
50,321,000	LIBOR	5.60	(922,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(236,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(1,016,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(782,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(296,000)	Swap	09/26/11
17,304,000	LIBOR	5.87	(913,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	890,000	Cap	12/31/14
54,000,000	N/A	N/A	1,051,000	Participation Interest(a)	12/01/29

(a)	During the quarter ended September 30, 2010, we reevaluated a feature within the Rush Presbyterian Note Receivable which had been disclosed in the 2009 Annual Report as a derivative financial instrument. Based on this reevaluation, we determined that this feature, by its nature, qualifies for a scope exception under ASC 815, Derivatives and Hedging, and thus may be excluded from classification as a derivative financial instrument. As such, we have prospectively corrected our fair value and derivative instrument disclosures with respect to this feature.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of September 30, 2010 and December 31, 2009, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives not designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Derivative Financial Instruments	$—	Derivative Financial Instruments	$—	Derivative Financial Instruments	$2,626,000	Derivative Financial Instruments	$8,625,000
Interest Rate Cap	Other Assets	$255,000	Other Assets	$890,000

For the three and nine months ended September 30, 2010 and 2009, our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized		Recognized
Derivatives not designated as	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
hedging instruments under:	Recognized	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest Rate Swaps	Gain (loss) on derivative instruments	$966,000	$66,000	$5,206,000	$3,357,000
Interest Rate Cap	Gain (loss) on derivative instruments	$(192,000)	$—	$(635,000)	$—

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2010 and December 31, 2009, there have been no termination events or events of default related to the interest rate swaps.

9.	Revolving Credit Facility

On September 10, 2007, we entered into a loan agreement, or the Loan Agreement, in which we had a secured revolving credit facility in an aggregate maximum principal amount of $50,000,000. A modification to this agreement executed December 12, 2007, increased the aggregate maximum principal amount to $80,000,000. We voluntarily closed this credit facility on August 19, 2010. We did not borrow on this credit facility during 2009 or during the nine months ended September 30, 2010. See Note 19, Subsequent Events, for discussion of our new $200,000,000 unsecured credit facility obtained on October 13, 2010.

The Loan Agreement contained various affirmative and negative covenants, which are customary for facilities and transactions of this type. Such covenants included limitations on the incurrence of debt by us and our subsidiaries, which own properties that serve as collateral for the Loan Agreement, limitations on the nature of our business, and limitations on our subsidiaries that own properties that serve as collateral for the Loan Agreement. The Loan Agreement also imposed the following financial covenants on us and our operating partnership, as applicable: (1) a minimum ratio of operating cash flow to interest expense, (2) a maximum ratio of liabilities to asset value, (3) a maximum distribution covenant and (4) a minimum net worth covenant, all of which were defined in the Loan Agreement. In addition, the Loan Agreement included events of default that are customary for facilities and transactions of this type. As of August 19, 2010, the date of this credit facility’s closure, and December 31, 2009, we were in compliance with all such covenants and requirements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

10.	Identified Intangible Liabilities, Net

Identified intangible liabilities consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Below market leases, net of accumulated amortization of $4,309,000 and $3,033,000 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 104 months and 94 months as of September 30, 2010 and December 31, 2009, respectively)	$6,107,000	$6,954,000

	$6,107,000	$6,954,000

Amortization recorded on the identified intangible liabilities for the three months ended September 30, 2010 and 2009 was $409,000 and $437,000, respectively. Amortization recorded on the identified intangible liabilities for the nine months ended September 30, 2010 and 2009 was $1,276,000 and $1,380,000, respectively. Amortization on the identified intangible liabilities is recorded in rental income in our accompanying interim condensed consolidated statements of operations.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

12.	Related Party Transactions

Transition: Self-Management

Upon the effectiveness of our initial offering on September 20, 2006, we entered into the Advisory Agreement with our former advisor, and Grubb & Ellis Realty Investors, LLC, or GERI, and a dealer manager agreement with Grubb & Ellis Securities, Inc., our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses.

In 2008, we announced that we were going to transition to become a self-managed company. As part of our transition to self management, on November 14, 2008, we amended and restated the Advisory Agreement effective as of October 24, 2008, to reduce acquisition and asset management fees, eliminate the need to pay disposition or internalization fees, to set the framework for our transition to self-management and to create an enterprise value for our company. On November 14, 2008, we also amended the partnership agreement for our operating partnership. Pursuant to the terms of the partnership agreement as amended, our former advisor had the ability to elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the advisory agreement upon certain liquidity events if specified stockholder return thresholds were met. This right was subject to a number of conditions and had been the subject of dispute between the parties, as well as monetary and other claims.

On May 21, 2009, we provided notice to Grubb & Ellis Securities that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities ceased to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, RCS, an unaffiliated third party, assumed the role of dealer manager for the remainder of the offering period. The Advisory Agreement expired in accordance with its terms on September 20, 2009.

Recently, on October 18, 2010, we and our former advisor and certain of its affiliates entered into a redemption, termination and release agreement, or the Redemption Agreement. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership, for $8,000,000. In addition, pursuant to the Redemption Agreement the parties resolved all monetary claims and other matters between them, and entered into certain mutual and other releases of the parties. We believe that the execution of the Redemption Agreement represents the final stage of our successful transition from Grubb & Ellis and that the Redemption Agreement further positions us to take advantage of potential strategic opportunities in the future.

Former Executive Officers

Two of our former executive officers, Andrea Biller and Danny Prosky, were also executive officers and employees and/or holders of a direct or indirect interest in our former advisor and GERI, which managed our former advisor, or their affiliated entities. GERI owns a 75.0% managing member interest in our former advisor, and Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest. As of June 30, 2010, Ms. Biller owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. Mr. Prosky and Ms. Biller resigned as officers of our company on June 30, 2009 and July 10, 2009, respectively.

Fees and Expenses Paid to Former Affiliates

In the aggregate, for the three months ended September 30, 2010 and 2009, we incurred fees to our former advisor and its affiliates of $0 and $17,531,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred fees to our former advisor and its affiliates of $0 and $66,011,000, respectively.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Offering Stage

Selling Commissions

Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2010 and 2009, we incurred $0 and $7,644,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $35,337,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, in our initial offering, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds for accountable bona fide due diligence expenses, all or a portion of which could be re-allowed to participating broker-dealers. For the three months ended September 30, 2010 and 2009, we incurred $0 and $2,757,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $12,786,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our initial offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses were paid by our former advisor or its affiliates, who we generally refer to as our former advisor, on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2010 and 2009, we incurred $0 and $290,000, respectively and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $2,557,000, respectively, in offering expenses to our former advisor. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor from the gross proceeds of our initial offering.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

For the three months ended September 30, 2010 and 2009, we incurred $0 and $4,071,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $6,008,000, respectively, in acquisition fees to our former advisor. Acquisition fees are included in acquisition-related expenses in our accompanying condensed consolidated statements of operations.

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

For the three months ended September 30, 2010 and 2009, we incurred $0 and $1,196,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $3,783,000, respectively, in asset management fees to our former advisor.

Property Management Fee

Our former advisor was paid a monthly property management fee equal to 4.0% of the gross cash receipts of our properties through August 31, 2009. For properties managed by other third parties besides our former advisor, our former advisor was paid up to 1.0% of the gross cash receipts from the property as a monthly oversight fee.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three months ended September 30, 2010 and 2009, we incurred $0 and $507,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $2,289,000, respectively, in property management fees and oversight fees to our former advisor, which is included in rental expenses in our accompanying condensed consolidated statements of operations. As part of our transition to self-management, this fee to our former advisor was eliminated in connection with the expiration of the Advisory Agreement. Under self-management, we pay property management fees to third parties at market rates.

Lease Fee

Our former advisor, as the property manager, was paid a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the three months ended September 30, 2010 and 2009, we incurred $0 and $496,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $1,173,000, respectively, to Triple Net Properties Realty, Inc., or Realty and its affiliates in lease fees, which are capitalized and included in other assets, net, in our accompanying condensed consolidated balance sheets.

On-site Personnel and Engineering Payroll

For the three months ended September 30, 2010 and 2009, GERI incurred payroll for on-site personnel and engineering on our behalf of $0 and $509,000, respectively, and for the nine months ended September 30, 2010 and 2009, GERI incurred $0 and $1,865,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

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

For the three months ended September 30, 2010 and 2009, GERI incurred on our behalf $0 and $4,000, respectively, and for the nine months ended September 30, 2010 and 2009, GERI incurred on our behalf $0 and $35,000, respectively, in operating expenses which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with GERI for subscription agreement processing and investor services. The services agreement had an initial one year term and was subject to successive one year renewals. On March 17, 2009, GERI provided notice of its termination of the services agreement. The termination was to be effective September 20, 2009; however as part of our transition to self-management, we transitioned to DST Systems, Inc., our transfer agent and provider of subscription processing and investor relations services, as of August 10, 2009. Accordingly, the services agreement with GERI terminated on August 9, 2009.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three months ended September 30, 2010 and 2009, we incurred $0 and $57,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $0 and $177,000, respectively, for investor services that GERI provided to us, which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.

For the three months ended September 30, 2010 and 2009, our former advisor incurred $0 and $23,000, respectively, and for the nine months ended September 30, 2010 and 2009, our former advisor incurred $0 and $173,000, respectively, in subscription agreement processing that GERI provided to us.

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

Subordinated Participation Interest

Pursuant to the terms of the partnership agreement for our operating partnership, as amended on November 14, 2008, our former advisor had the right to receive a subordinated distribution upon the occurrence of certain liquidity events based on the value of our assets owned at the time the Advisory Agreement was terminated plus any assets acquired after such termination for which our former advisor received an acquisition fee. This right was purchased along with our former advisor’s partnership units in our operating partnership pursuant to the Redemption Agreement as discussed above and in Note 19, Subsequent Events. For more information on the subordinated participation interest, see Note 12, Related Party Transactions, to our consolidated financial statements included in our 2009 Annual Report.

Accounts Payable Due to Former Affiliates, Net

The following amounts were outstanding to former affiliates as of September 30, 2010 and December 31, 2009:

Entity	Fee	September 30, 2010	December 31, 2009

Grubb & Ellis Realty Investors	Operating expenses	$27,000	$27,000
Grubb & Ellis Realty Investors	Offering costs	90,000	90,000
Grubb & Ellis Realty Investors	Due diligence	15,000	15,000
Grubb & Ellis Realty Investors	On-site payroll and engineering	104,000	104,000
Grubb & Ellis Realty Investors	Acquisition related expenses	—	3,769,000
Triple Net Properties Realty, Inc.	Asset and property management fees	771,000	771,000

		$1,007,000	$4,776,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

See Note 19, Subsequent Events, for additional information regarding the status of this balance as of September 30, 2010 pursuant to our entry into a Redemption, Termination, and Release Agreement with our former affiliates.

13.	Redeemable Noncontrolling Interest of Limited Partners

As of September 30, 2010 and December 31, 2009, we owned an approximately 99.89% and an approximately 99.99%, respectively, general partner interest in our operating partnership. Our former advisor was a limited partner of our operating partnership as of September 30, 2010 and as of September 30, 2010 and December 31, 2009, owned an approximately 0.01% limited partner interest in our operating partnership. See Note 12, Related Party Transactions, and Note 19, Subsequent Events, for information regarding redemption of the limited partner interest held by our former advisor. Additionally, approximately 0.10% of our operating partnership is owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on September 30, 2010. In aggregate, approximately 0.11% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.

As of December 31, 2009, we owned an 80.0% interest in the JV Company that owns the Chesterfield Rehabilitation Center, which was originally purchased on December 20, 2007. The redeemable noncontrolling interest balance related to this arrangement at December 31, 2009 was comprised of the noncontrolling interest’s initial contribution, 20.0% of the earnings at the Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date. On March 24, 2010, our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner, BD St. Louis, in the JV Company. As a result of the closing of the purchase on March 24, 2010, we own a 100% interest in the Chesterfield Rehabilitation Center, and the associated redeemable noncontrolling interest balance related to this entity was reduced to zero.

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

Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. The redemption value as of December 31, 2009 was $3,549,000. As of September 30,

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

2010 and 2009, redeemable noncontrolling interest of limited partners was $4,049,000 and $2,468,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	241,000
Distributions	(290,000)
Adjustments to noncontrolling interests	566,000

Balance as of September 30, 2009	$2,468,000

Balance as of December 31, 2009	$3,549,000
Net loss attributable to noncontrolling interest of limited partners	(60,000)
Distributions	(116,000)
Valuation adjustments to noncontrolling interests	570,000
Purchase of Chesterfield 20% interest	(3,900,000)
Addition of noncontrolling interest attributable to the Fannin acquisition	4,006,000

Balance as of September 30, 2010	$4,049,000

The ($60,000) in net loss attributable to noncontrolling interest shown on our September 30, 2010 condensed consolidated statement of operations reflects $64,000 in net income earned by the noncontrolling interest in the JV Company prior to our purchase of this noncontrolling interest on March 24, 2010 and $7,000 in net income attributable to our operating partnership unit holders during the nine months ended September 30, 2010, offset by a net loss of ($131,000) attributable to the Fannin partnership following our purchase of this partnership on June 30, 2010.

There will be no additional net income attributable to the Chesterfield noncontrolling interest going forward in the current year beyond the $64,000 earned prior to our purchase of this noncontrolling interest. The net impact to our equity as a result of this purchase was $275,000.

14.	Stockholders’ Equity

Common Stock

In April 2006, our former advisor purchased 200 shares of our common stock for total cash consideration of $2,000 and was admitted as our initial stockholder. Through September 30, 2010, we granted an aggregate of 400,200 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Financial Officer and Executive Vice President — Acquisitions pursuant to the terms and conditions of our 2006 Incentive Plan and Employment Agreements described below. Through September 30, 2010, we issued 175,562,607 shares of our common stock in connection with our initial offering and follow-on offering and 9,988,254 shares of our common stock under the DRIP, and repurchased 5,177,343 shares of our common stock under our share repurchase plan. As of September 30, 2010 and December 31, 2009, we had 180,683,141 and 140,590,686 shares of our common stock outstanding, respectively.

Pursuant to our follow-on offering, we are offering and selling to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

On August 16, 2010, we announced our intention to close our follow-on offering early, subject to market conditions, on or before April 30, 2011 but not earlier than November 30, 2010, with 30-day prior notice. Our follow-on offering is currently scheduled to expire on March 19, 2012, unless extended. We will not terminate our

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

follow-on offering early unless and until we determine that an early termination is in the best interests of our stockholders and market conditions are favorable.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

The DRIP allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in each of our initial and follow-on offerings. For the three months ended September 30, 2010 and 2009, $14,490,000 and $10,884,000, respectively, in distributions were reinvested and 1,525,248 and 1,145,699 shares of our common stock, respectively, were issued under the DRIP. For the nine months ended September 30, 2010 and 2009, $40,556,000 and $26,666,000, respectively, in distributions were reinvested and 4,269,072 and 2,807,028 shares of our common stock, respectively, were issued under the DRIP. As of September 30, 2010 and December 31, 2009, a total of $94,888,000 and $54,331,000, respectively, in distributions were reinvested and 9,988,254 and 5,719,182 shares of our common stock, respectively, were issued under the DRIP.

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

For the three months ended September 30, 2010 and 2009, we repurchased 1,257,752 shares of our common stock, for an aggregate amount of $12,015,000, and 384,727 shares of our common stock, for $3,676,000, respectively. For the nine months ended September 30, 2010 and 2009, we repurchased 3,277,584 shares of our common stock, for an aggregate amount of $31,173,000 and 791,112 shares of our common stock, for an aggregate amount of $7,528,000, respectively. As of September 30, 2010 and December 31, 2009, we had repurchased a total of 5,117,343 shares of our common stock, for an aggregate amount of $48,516,000, and 1,839,759 shares of our common stock, for an aggregate amount of $17,343,000, respectively.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three months ended September 30, 2010 and 2009, we recognized compensation expense of $514,000 and $544,000, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized compensation expense of $879,000 and $660,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.

A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued at the end of every reporting period with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three and nine months ended September 30, 2010, approximately 32,500 shares were settled in cash for approximately $325,000. As of September 30, 2010, the liability balance associated with the cash awards was $140,000.

As of September 30, 2010 and December 31, 2009, there was approximately $3,103,000 and $1,881,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of September 30, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.3 years.

As of September 30, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $3,082,000 and $1,677,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of September 30, 2010 and December 31, 2009, and the changes for the nine months ended September 30, 2010, is presented below:

	Restricted	Weighted
	Common	Average Grant
	Stock/Units	Date Fair Value

Balance — December 31, 2009	167,667	$10.00
Granted, net	210,000	10.00
Vested	(63,324)	10.00
Forfeited	(4,842)	—

Balance — September 30, 2010	309,501	$10.00

Nonvested shares expected to vest — September 30, 2010	309,501	$10.00

15.	Fair Value of Financial Instruments

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Derivative Financial Instruments

Currently, we use interest rate swaps and interest rate caps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of September 30, 2010, there have been no transfers of assets or liabilities between levels.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Assets and Liabilities at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments	—	255,000	—	255,000

Total assets at fair value	$43,000	$255,000	$—	$298,000

Liabilities
Derivative financial instruments	$—	$(2,626,000)	$—	$(2,626,000)

Total liabilities at fair value	$—	$(2,626,000)	$—	$(2,626,000)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments(a)	$—	$890,000	$1,051,000	$1,941,000

Total assets at fair value	$43,000	$890,000	$1,051,000	$1,984,000

Liabilities
Derivative financial instruments	$—	$(8,625,000)	$—	$(8,625,000)

Total liabilities at fair value	$—	$(8,625,000)	$—	$(8,625,000)

(a)	During the quarter ended September 30, 2010, we reevaluated a feature within the Rush Presbyterian Note Receivable which had been disclosed in our Annual Report as a derivative financial instrument. Based on this reevaluation, we determined that this feature, by its nature, qualifies for a scope exception under ASC 815, Derivatives and Hedging, and thus may be excluded from classification as a derivative financial instrument. As such, we have prospectively corrected our fair value and derivative instrument disclosures with respect to this feature.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

The fair value of the mortgage loans payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of September 30, 2010, the fair value of the mortgage loans payable was $618,846,000, compared to the carrying value of $594,428,000. As of December 31, 2009, the fair value of the mortgage loans payable was $532,000,000, compared to the carrying value of $540,028,000.

The fair value of our notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of September 30, 2010, the fair value of the notes receivable was $67,820,000, compared to the carrying value of $56,505,000. As of December 31, 2009, the fair value of our notes receivable was $61,120,000, as compared to the carrying value of $54,763,000.

16.	Business Combinations

For the nine months ended September 30, 2010, we completed the acquisition of 17 new properties as well as purchased three additional medical office buildings within existing portfolios. In addition, we purchased the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases added a total of approximately 1,536,000 square feet of GLA to our property portfolio. The aggregate purchase price for these acquisitions was $342,745,000 plus closing costs of $3,337,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 for the periods subsequent to the acquisition dates.

For the nine months ended September 30, 2009, we completed the acquisition of three properties and three office condominiums relating to an existing property in our portfolio, adding a total of approximately 1,191,000 square feet of GLA to our property portfolio. The aggregate purchase price was $240,324,000 plus closing costs of $8,560,000. As of September 30, 2009, the aggregate purchase price was allocated in the amount of $7,508,000 to land, $179,273,000 to building and improvements, $16,657,000 to tenant improvements, $21,817,000 to lease commissions, $14,220,000 to tenant relationships, $212,000 to leasehold interest in land, $662,000 to above market leases, and $(25,000) to below market leases.

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

As of September 30, 2010 the aggregate purchase price was allocated in the amount of $13,986,000 to land, $257,185,000 to building and improvements, $12,406,000 to tenant improvements, $8,114,000 to lease commissions, $18,085,000 to leases in place, $25,138,000 to tenant relationships, $2,200,000 to leasehold interest in land, $(4,171,000) to above market debt, $5,988,000 to above market leases, and $(429,000) to below market leases. Note that these amounts pertain to all acquisitions during the nine months ended September 30, 2010 except for the Chesterfield Rehabilitation Center noncontrolling interest purchase; as discussed below, this purchase of additional interest was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

price does not include $343,000 in certain credits representative of contingent purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

As of September 30, 2010, we owned one property, purchased during the three months ended September 30, 2010, that is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, certain space has not been leased and occupied, we will have no further obligation. Assuming all conditions are satisfied under the earnout agreement, we would be obligated to pay an estimated $1,752,000 to the seller. As of September 30, 2010, no such payments under the earnout agreement have been made.

Brief descriptions of the property acquisitions completed for the nine months ended September 30, 2010 are as follows:

•	An 80,652 square foot medical office portfolio consisting of two buildings located in Atlanta, Georgia. This portfolio is over 95% leased and was purchased on March 2, 2010 for $19,550,000.

•	A 53,169 square foot medical office building located in Jacksonville, Florida, purchased on March 9, 2010 for $10,775,000. This building is 100% occupied and is situated on the campus of St. Vincent’s Medical Center.

•	A 60,300 square foot medical office building located in Sugarland, Texas, purchased on March 23, 2010 for $12,400,000. This facility is located near three acute-care hospitals and is 100% leased with 83% of the space occupied by Texas Children’s Health Centers.

•	A five-building medical office portfolio located in Evansville and Newburgh, Indiana, totaling 260,500 square feet and purchased on March 23, 2010 for $45,257,000. The portfolio is 100% master-leased to Deaconess Clinic, Inc., an affiliate of Deaconess Health System, Inc.

•	A 60,800 square foot medical office building located on the campus of East Cooper Regional Medical Center in Mount Pleasant, South Carolina, purchased on March 31, 2010 for $9,925,000. The building is 88% leased to 16 tenants.

•	A 34,980 square foot medical office building located in Pearland, Texas, purchased on March 31, 2010 for $6,775,000. The building is 98% occupied. On June 30, 2010, we purchased a second building within the Pearland portfolio: this add-on acquisition consisted of a 19,680 square foot medical office building that was purchased for $3,701,000 and is 100% occupied.

•	A 21,832 square foot medical office building located in Hilton Head, South Carolina, purchased on March 31, 2010 for $8,058,000. The building is 100% occupied. On August 12, 2010, we purchased a second building within the Hilton ad portfolio: this add-on acquisition consisted of a 9,062 square foot medical office building that is 100% occupied and was purchased for $2,652,000.

•	A 101,400 square foot medical office building located in Baltimore, Maryland, purchased on March 31, 2010 for $29,250,000. The building is located on the Johns Hopkins University Bayview Medical Center Research Campus and is 100% leased.

•	The remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. Our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner. As we continued to retain control of this entity despite the change in ownership interest, in accordance with ASC 805, we are accounting for this as an equity transaction. Thus, no gains or losses with respect to these changes were recognized in net income, nor are the carrying amounts of the assets and liabilities of the subsidiary adjusted. As such, this acquisition is not included within the purchase price allocation disclosed within this footnote.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

•	A 191,612 square foot medical office building located in Pittsburgh, Pennsylvania. This building, which is located near the Federal North and Allegheny General Hospital Centers, is 99% occupied and was purchased on April 29, 2010 for $40,472,000.

•	A two-building medical office portfolio in Denton, Texas, and Lewisville, Texas totaling 53,720 square feet. The Lewisville medical office building, purchased on June 25, 2010 for $4,800,000, consists of approximately 18,000 square feet and is 100% leased to one tenant with a remaining term of 10 years. The Denton medical office building, purchased on June 30, 2010 for $8,700,000, is an approximately 35,720 square foot facility located on the campus of Texas Health Presbyterian Hospital Denton, and it is 100% leased through 2017.

•	A 45,500 square foot medical office building located in Charleston, South Carolina for approximately $10,446,000. This building, which was purchased on June 28, 2010, is 100% leased and is located immediately adjacent to the campus of the Medical University of South Carolina, or MUSC, and MUSC Children’s Hospital.

•	The majority interest in the Fannin partnership, which owns a medical office building located in Houston, Texas, on June 30, 2010. The value of the 7900 Fannin building is approximately $38,100,000. We acquired the general partner interest and the majority of the limited partner interests in the Fannin partnership. The original physician investors were provided the right to remain in the Fannin partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original physician investors elected to remain in the Fannin partnership post-closing as limited partners. The property, known as 7900 Fannin, consists of a four-story building totaling 176,000 square feet that is adjacent to The Woman’s Hospital of Texas, an HCA-affiliated hospital within the Texas Medical Center. The building is currently over 99% occupied.

•	A 35,177 square foot medical office building located in Stockbridge, Georgia. This building, which is situated in the southern suburbs of Atlanta, Georgia near the Henry Medical Center, has an occupancy rate of 100% and was purchased on July 15, 2010 for $8,140,000.

•	A 45,000 square foot Class A medical office building located in San Luis Obispo, California. This building, which is located on the campus of the Sierra Vista Regional Medical Center, is approximately 85% leased and was purchased on August 4, 2010 for $10,950,000.

•	A two-building medical office portfolio in Orlando, Florida totaling 105,555 square feet for an aggregate purchase price of $18,300,000. The Oviedo Medical Center is located approximately 10 miles northeast of Orlando and is adjacent to Florida Hospital’s CentraCare urgent care center. The Lake Underhill Medical Center is located on the campus of Florida Hospital East Orlando. Both buildings were purchased on September 29, 2010, and they have an aggregate occupancy of 98%.

•	A 33,631 square foot medical office building located in Santa Fe, New Mexico. This building, which is located adjacent to the CHRISTUS St. Vincent Hospital and is currently 100% leased, was purchased on September 30, 2010 for $9,560,000.

•	Two buildings within a five-building portfolio, one of which is located in Las Vegas, Nevada and the other of which is located in Poughkeepsie, New York. The San Martin Medical Arts Pavilion, located in Las Vegas, is an approximately 73,300 square foot multi-tenant office building located on the San Martin Campus of St. Rose Dominican Hospital. It was purchased on September 30, 2010 for approximately $18,061,000. The St. Francis Medical Arts Pavilion, located in Poughkeepsie, which consists of approximately 79,000 square feet, was also purchased on September 30, 2010 for approximately $22,973,000. The buildings have an aggregate occupancy of approximately 95%.

We recorded revenues and net income for the three months ended September 30, 2010 of approximately $8,271,000 and $1,582,000, respectively, related to the above acquisitions. Net income included $345,000 in closing cost expenses related to the acquisitions. For the nine months ended September 30, 2010, we recorded

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

revenues and net income of approximately $13,436,000 and $711,000, respectively, related to the above acquisitions. Net income included $3,337,000 in closing cost expenses related to the acquisitions.

Supplementary Pro-Forma Information

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended September 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $52,728,000, $2,244,000 and $0.01, respectively, and for the nine months ended September 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $154,946,000, $10,314,000, and $0.07, respectively.

Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three months ended September 30, 2009, pro forma revenues, net loss and net loss per basic and diluted share would have been $40,072,000, $(4,608,000) and $(0.04), respectively, and for the nine months ended September 30, 2009, pro forma revenues, net loss and net loss per basic and diluted share would have been $117,174,000, $(4,190,000), and $(0.04), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

17.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of September 30, 2010, we had interests in 14 consolidated properties located in Texas, which accounted for 16.7% of our total rental income, interests in six consolidated properties located in South Carolina, which accounted for 15.5% of our total rental income, interests in six consolidated properties located in Indiana, which accounted for 11.8% of our total rental income, and interests in five consolidated properties located in Arizona, which accounted for 11.3% of our total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of September 30, 2009, we had interests in seven consolidated properties located in Texas, which accounted for 16.3% of our total rental income, interests in five consolidated properties located in Indiana, which accounted for 13.9% of our total rental income, and interests in four consolidated properties located in Arizona, which accounted for 3.7% of our total rental income. We had one interest in a consolidated property located in South Carolina as of September 30, 2009, which accounted for 0.7% of our total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three and nine months ended September 30, 2010 and 2009, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

18.	Per Share Data

We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the three and nine month periods ended September 30, 2010, all of our earnings were distributed and the calculated earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.

Basic earnings (loss) per share attributable for each of the three and nine months ended September 30, 2010 and 2009 are computed by dividing net income (loss), reduced by the amount of dividends declared in the current period, by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three and nine months ended September 30, 2010, our potentially dilutive securities did not have a material impact to our earnings per share. For the three and nine months ended September 30, 2009, we did not have any securities that gave rise to potentially dilutive shares of our common stock.

19.	Subsequent Events

The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.

Status of our Offering

From October 1, 2010 through November 11, 2010, we had received and accepted subscriptions in our follow-on offering for 11,636,995 shares of our common stock, for an aggregate amount of approximately $116,261,000, excluding shares of our common stock issued under the DRIP. As of November 11, 2010, we had received and accepted subscriptions in our offerings for 187,483,251 shares of our common stock, for an aggregate amount of approximately $1,872,958,000, excluding shares of our common stock issued under the DRIP.

On August 16, 2010, we announced our intention to close our follow-on offering early, subject to market conditions, on or before April 30, 2011 but not earlier than November 30, 2010, with 30-day prior notice. Our follow-on offering is currently scheduled to expire on March 19, 2012, unless extended. We will not terminate our follow-on offering early unless and until we determine that an early termination is in the best interests of our stockholders and market conditions are favorable. As of November 15, 2010, we have not provided any such notice to our stockholders regarding termination of our follow-on offering.

Financing

Unsecured Credit Facility

On October 13, 2010, we and Healthcare Trust of America Holdings, LP, our operating partnership, entered into a credit agreement, or the credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as syndication agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $200,000,000, or the unsecured credit facility, subject to increase. This credit facility replaced our previous secured credit facility. It has an intial term of 12 months with two three-month extensions available, subject to the satisfaction of certain conditions.

The credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Additionally, the credit agreement contains various financial covenants for us and our operating partnership, as applicable, including a maximum ratio of secured indebtedness to total asset value and minimum ratios of unencumbered asset value to total commitments, of EBITDA to fixed charges, and of tangible net worth. With this credit facility, we will have the ability to timely utilize corporate-level debt, if and when needed, for strategic acquisitions and other corporate purposes.

Secured Term Loan Commitment

On November 3, 2010, we obtained a commitment, subject to certain customary conditions to closing, from Wells Fargo Bank, N.A. for a senior secured real estate term loan in the maximum amount of $135,000,000. The purpose of this facility is to provide proceeds to be used for the repayment of the six Wells Fargo Bank loans totaling $99,000,000, with excess proceeds to be used to finance additional office and medical office buildings that are held as collateral. Interest shall be payable monthly at a rate of one-month LIBOR plus 2.35%. The facility has an initial term of 36 months and includes two 12-month extension options, subject to the satisfaction of certain conditions. Financial covenant thresholds and definitions for the secured term loan facility will mirror those contained within our unsecured credit facility agented by JP Morgan Chase Bank, N.A., as described in the preceding section. In addition, the credit agreement for this secured term loan will include events of default that we believe are usual for facilities and transactions of this type. The completion of the secured term loan described above is subject to the satisfaction of a number of conditions, and, as such, we cannot guarantee completion.

On November 3, 2010, we also purchased an interest rate swap with Wells Fargo Bank, N.A. as counterparty for a notional amount of $75,000,000. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is March 1, 2011, and its termination date of December 31, 2013 coincides with the initial term of the secured term loan. The swap will fix the LIBOR portion of our monthly interest payments at 1.085%, thereby effectively fixing our all-in interest rate on the secured term loan at 3.435%.

This secured term loan will serve to refinance approximately $17,200,000 of our debt maturing in 2010 and approximately $82,000,000 of our debt maturing in 2011.

Debt Repayment

On October 1, 2010, the mortgage loan related to our East Florida Senior Care Portfolio reached maturity and we accordingly repaid the $29,101,000 principal balance that was in existence at September 30, 2010.

Loan Maturity Extension

On November 11, 2010, the mortgage loan related to our Chesterfield Rehabilitation Center, the principal balance of which is $22,000,000, was granted a one-year extension beyond its initial maturity date of December 30, 2010.

Share Repurchases

In October 2010, we repurchased 2,045,466 shares of our common stock, for an aggregate amount of approximately $16,838,000, under our share repurchase plan.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Entry into Redemption, Termination and Release Agreement

On October 18, 2010, we entered into the Redemption Agreement with our former sponsor, our former advisor, our former dealer manager, and certain of their affiliates, or the Grubb related parties. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership. For more information regarding the subordinated distribution right that was purchased, see Note 12, Related Party Transactions, to our consolidated financial statements included in our 2009 Annual Report. In addition, we and the Grubb related parties resolved all remaining issues between the parties. In connection with the execution of the Redemption Agreement, we made a one-time payment to the Grubb related parties of $8,000,000. We believe that the execution of the Redemption Agreement represents the final stage of our successful transition from Grubb & Ellis and that the Redemption Agreement further positions us to take advantage of potential strategic opportunities in the future.

Distributions

On October 1, 2010, for the month ended September 30, 2010, we paid distributions of $10,535,000 ($5,507,000 in cash and $5,028,000 in shares of our common stock) pursuant to our distribution reinvestment plan, or the DRIP.

On November 3, 2010, for the month ended October 31, 2010, we paid distributions of $11,300,000 ($5,846,000 in cash and $5,454,000 in shares of our common stock) pursuant to the DRIP.

Completed Acquisitions

•	On October 29, 2010, we completed the acquisition of a 228,900 square foot medical office building located less than one mile from Allegheny General Hospital, a hospital in the West Penn Allegheny Health System, in Pittsburgh, Pennsylvania. The building is currently 100% leased and was purchased for approximately $39,000,000.

•	On November 12, 2010, we purchased a multi-tenant medical office building located in Raleigh, North Carolina for $16,500,000. This building consists of 89,000 square feet and is currently over 98.2% occupied.

•	On November 12, 2010, we purchased an additional medical office building within our Rendina portfolio for $14,034,000. This building, located in St. Louis, Missouri, consists of 48,009 square feet and has an occupancy rate of over 96%.

Pending Property Acquisitions

•	On August 12, 2010, we entered into purchase and sale agreements to purchase two medical office buildings within a medical office portfolio located in Santa Fe, New Mexico. One of the buildings within this portfolio was purchased during the three months ended September 30, 2010 for $9,560,000 and is further described in Note 16, Business Combinations. The second building, the purchase price for which is approximately $6,232,000, consists of 19,290 square feet and is 100% occupied.

•	On September 4, 2010, we entered into purchase and sale agreements to purchase two additional medical office buildings within the Rendina portfolio. These buildings, located in Tucson, Arizona and Wellington, Florida, comprise a total of approximately 108,151 square feet and each have an occupancy rate of 100%. The aggregate purchase price associated with these two medical office buildings is $29,174,000.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

•	On October 5, 2010, we signed purchase and sale agreements to acquire a portfolio of four medical office buildings located in Phoenix, Arizona for an aggregate purchase price of approximately $60,753,000. This portfolio consists of 270,843 total square feet and has an aggregate occupancy of approximately 98.3%.

•	On October 22, 2010, we entered into purchase and sale agreements to acquire a portfolio of nine medical office buildings located in Albany and Carmel, New York, North Adams, Massachusetts, and Temple Terrace, Florida for approximately $196,645,000. The total portfolio consists of approximately 959,893 square feet and has an aggregate occupancy of 98%.

•	On November 11, 2010, we signed a purchase and sale agreement to acquire a 220,000 square foot portfolio consisting of four long-term acute care hospitals located in Augusta, Georgia, Orlando and Tallahassee, Florida, and Dallas, Texas. These buildings, the aggregate purchase price for which is $99,000,000, are each 100% occupied.

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

The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K as filed with the SEC on March 16, 2010, or the 2009 Annual Report. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2010 and December 31, 2009, together with our results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

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

2010 Company Highlights

Acquisitions and Portfolio Performance

•	Since January 1, 2010, we have completed 19 new acquisitions, expanded four of our existing portfolios through the purchase of an additional medical office building within each, and purchased the remaining 20% interest we previously did not own in the HTA-Duke Chesterfield Rehab, LLC, which owns the Chesterfield Rehabilitation Center. These purchases:

•	consist of 31 medical office buildings;

•	have an aggregate purchase price of approximately $412,279,000;

•	comprise a total of approximately 1,904,301 square feet; and

•	possess a strong average occupancy rate of 97.4%.

•	We have a number of currently pending acquisitions in our pipeline, which we expect to close during the fourth quarter of 2010. These pending acquisitions:

•	would add a total of approximately 1,548,186 square feet to our current portfolio;

•	have an aggregate purchase price of approximately $391,804,000, bringing our total expected asset portfolio in excess of $2 billion as of year-end 2010; and

•	have an average occupancy rate of 96%.

•	Our asset management performance and acquisition performance has allowed us to realize a 63% and a 66% increase in our net operating income, or NOI, for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income (loss), see “Net Operating Income”.

•	We maintained a strong occupancy rate of approximately 91% for the nine months ended September 30, 2010.

FFO and MFFO Performance

•	For the three months ended September 30, 2010, our funds from operations, or FFO, has increased by 559% to $20,371,000 from $3,092,000 for the three months ended September 30, 2009. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	Our FFO of $55,931,000 for the nine months ended September 30, 2010 represents a 202% increase over our FFO of $18,504,000 recorded for the nine months ended September 30, 2009.

•	For the nine months ended September 30, 2010, our FFO of $55,931,000 fully covered the $42,870,000 portion of our distributions that was paid in cash.

•	For the three months ended September 30, 2010, our modified funds from operations, or MFFO, has increased by 80% to $21,390,000 from $11,869,000 for the three months ended September 30, 2009. MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	Our MFFO of $63,782,000 for the nine months ended September 30, 2010 represents a 104% increase over our MFFO of $31,322,000 recorded for the nine months ended September 30, 2009.

•	Our MFFO of $63,782,000 represented 76% of our distributions during the nine months ended September 30, 2010. This represents a percentage increase of 31% over our MFFO coverage rate of 58% for the nine months ended September 30, 2009.

Financing & Liquidity

•	On October 13, 2010, we obtained an unsecured credit facility in the aggregate maximum principal amount of $200,000,000, subject to increase. This credit facility will afford us the ability to timely utilize corporate-level debt, if and when needed, for strategic acquisitions and other corporate purposes.

•	On November 3, 2010, we obtained a commitment, subject to certain customary conditions to closing, from Wells Fargo Bank, N.A. for a variable rate senior secured real estate term loan in the maximum amount of $135,000,000 to refinance approximately $99,000,000 of certain debt maturing in 2010 and 2011 and to finance additional office and medical office buildings that are held as collateral. Concurrently, we entered into an interest rate swap on $75,000,000 of this secured term loan, effectively fixing the interest rate for this portion at 3.435%.

•	We maintained a leverage ratio of our mortgage loans payable debt to total assets of 29.8%.

•	We finished the period with a strong cash position, maintaining cash on hand of $221,186,000 as of September 30, 2010.

•	During the nine months ended September 30, 2010, we secured approximately $79,125,000 in new long term financing with a weighted average interest rate of 5.75% and a weighted average term of 8.1 years. These loans are secured by our Greenville, Wisconsin MOB II, Deaconess, and NIH Triad properties.

•	The long term financing and financing commitment we have secured since January 1, 2010, including the $135,000,000 secured real estate term loan commitment (subject to certain customary conditions to closing), has allowed us to reduce our overall cost of borrowing.

Self-Management Impact

•	For the three and nine months ended September 30, 2010, we would have been required to pay acquisition, asset management and above market property management fees of approximately $7,933,000 and $24,887,000, respectively, to our former advisor if we were still subject to the advisory agreement under its original terms prior to the commencement of our transition to self-management.

•	The cost of self-management during the three and nine months ended September 30, 2010 was approximately $2,839,000 and $7,057,000, respectively. Therefore, we achieved a cost savings of approximately $5,094,000 ($7,933,000 minus $2,839,000) for the three months ended September 30, 2010 and approximately

$17,830,000 ($24,887,000 minus $7,057,000) for the nine months ended September 30, 2010 resulting from our self-management cost structure.

•	Consistent with our self-management model, we have implemented another upgrade to our asset management capabilities by implementing Resolve Technology’s business intelligence solution. The new information technology integrates and consolidates our existing technology platforms and provides management with reports that enable real-time visibility into asset and portfolio performance.

Stockholder Value Enhancement

•	During the nine months ended September 30, 2010, we engaged J.P. Morgan Securities, LLC (“JP Morgan”) to act as our lead strategic advisor. JP Morgan will assist our board and management team in exploring various actions to maximize stockholder value, including the assessment of various liquidity alternatives. As we have previously disclosed, we intend to effect a liquidity event by September 2013.

•	On October 18, 2010 we entered into a Redemption, Termination, and Release Agreement, or the Redemption Agreement, with our former advisor to purchase the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights that our former advisor held in our operating partnership. In addition, we have resolved all remaining issues with our former advisor. In connection with the execution of the Redemption Agreement, we made a one-time payment to our former advisor of $8,000,000.

Company Description

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

Realty Capital Securities, or RCS, an unaffiliated third party, serves as our dealer manager. RCS is registered with the Securities and Exchange Commission, or the SEC, the Financial Industry Regulatory Authority, or FINRA, and all 50 states. RCS has agreements with an extensive network of broker dealers with approximately 250 selling relationships providing access to over 77,000 licensed registered representatives as of September 30, 2010.

On September 20, 2006, we commenced our initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering expired on March 19, 2010. As of March 19, 2010, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,00, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts public offering, or our follow-on offering, in which we are offering up to 200,000,000 shares of our common stock at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share. As of November 11, 2010, we had received and accepted subscriptions in our follow-on offering for 39,920,897 shares of our common stock, or $398,896,000, excluding shares of our common stock issued under the DRIP.

On August 16, 2010, we announced our intention to close our follow-on offering early, subject to market conditions, on or before April 30, 2011 but not earlier than November 30, 2010, with 30-day prior notice. Our follow-on offering is currently scheduled to expire on March 19, 2012, unless extended. We will not terminate our follow-on offering early unless and until we determine that an early termination is in the best interests of our stockholders and market conditions are favorable.

As of September 30, 2010, we had made 70 acquisitions, which include 58 medical office properties, seven healthcare-related facilities, three quality commercial office properties, and two other real estate-related assets. These acquisitions comprise 208 buildings with approximately 8,943,000 square feet of GLA, for an aggregate purchase price of approximately $1,803,056,000 located in 23 states. Additionally, during the nine months ended September 30, 2010, we purchased the remaining 20% interest we did not previously own in the JV Company that owns the Chesterfield Rehabilitation Center.

For the three months ended September 30, 2010 and 2009, we had funds from operations, or FFO, of $20,371,000 and $3,092,000, respectively, MFFO of $21,390,000 and $11,869,000, respectively, and net operating income, or NOI, of $34,659,000 and $21,254,000, respectively. For the nine months ended September 30, 2010 and 2009, we had FFO of $55,931,000 and $18,504,000, respectively, MFFO of $63,782,000 and $31,322,000, respectively, and NOI of $97,990,000 and $59,188,000, respectively. FFO, MFFO and NOI are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to our GAAP financial statements, see the sections entitled “Funds from Operations and Modified Funds from Operations” and “Net Operating Income” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive offices are located at 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254 and the telephone number is (480) 998-3478. For investor services, contact DST Systems, Inc. by telephone at (888) 801-0107.

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

Acquisitions Completed During the Nine Months Ended September 30, 2010

See Note 3, Real Estate Investments — Acquisitions, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.

Acquisitions Completed Subsequent to September 30, 2010

•	On October 29, 2010, we completed the acquisition of a 228,900 square foot Class A medical office building located less than one mile from Allegheny General Hospital, a flagship hospital in the West Penn Allegheny Health System, in Pittsburgh, Pennsylvania. The building is currently 100% leased and was purchased for approximately $39,000,000.

•	On November 12, 2010, we purchased a multi-tenant medical office building located in Raleigh, North Carolina for $16,500,000. This building consists of 89,000 square feet and is currently over 98.2% occupied.

•	On November 12, 2010, we purchased an additional medical office building within our Rendina portfolio for $14,034,000. This building, located in St. Louis, Missouri, consists of 48,009 square feet and has an occupancy rate of over 96%.

Pending Acquisitions

•	On August 12, 2010, we entered into purchase and sale agreements to purchase two medical office buildings within a medical office portfolio located in Santa Fe, New Mexico. One of the buildings within this portfolio was purchased during the three months ended September 30, 2010 for $9,560,000 and is further described in Note 16, Business Combinations. The second building, the purchase price for which is approximately $6,232,000, consists of 19,290 square feet and is 100% occupied.

•	On September 4, 2010, we entered into purchase and sale agreements to purchase two additional medical office buildings within the Rendina portfolio. These buildings, located in Tucson, Arizona and Wellington, Florida, comprise a total of approximately 108,151 square feet and each have an occupancy rate of 100%. The aggregate purchase price associated with these two medical office buildings is $29,174,000.

•	On October 5, 2010, we signed purchase and sale agreements to acquire a portfolio of four medical office buildings located in Phoenix, Arizona for an aggregate purchase price of approximately $60,753,000. This portfolio consists of 270,843 total square feet and has an aggregate occupancy of approximately 98.3%.

•	On October 22, 2010, we entered into purchase and sale agreements to acquire a portfolio of nine medical office buildings located in Albany and Carmel, New York, North Adams, Massachusetts, and Temple Terrace, Florida for approximately $196,645,000. The total portfolio consists of approximately 959,893 square feet and has an aggregate occupancy of 98%.

•	On November 11, 2010, we signed a purchase and sale agreement to acquire a 220,000 square foot portfolio consisting of four long-term acute care hospitals located in Augusta, Georgia, Orlando and Tallahassee, Florida, and Dallas, Texas. These buildings, the aggregate purchase price for which is $99,000,000, are each 100% occupied.

The completion of the pending acquisitions described above is subject to the satisfaction of a number of conditions, and we cannot guarantee that these acquisitions will be completed.

Status of Our Offering

As of November 11, 2010, we had received and accepted subscriptions in our initial and follow-on offerings for 187,483,251 shares of our common stock, or $1,872,958,000, excluding shares of our common stock issued under the DRIP.

Financing

Unsecured Credit Facility

On October 13, 2010, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as syndication agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $200,000,000, subject to increase. This credit facility replaced our previous secured credit facility. It has an initial term of 12 months with two three-month extensions available, subject to the satisfaction of certain conditions.

The credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Additionally, the credit agreement contains various financial covenants for us and our operating partnership, as applicable, including a maximum ratio of secured indebtedness to total asset value and minimum ratios of unencumbered asset value to total commitments, of EBITDA to fixed charges, and of tangible net worth. With this credit facility, we will have the ability to timely utilize corporate-level debt, if and when needed, for strategic acquisitions and other corporate purposes.

Secured Term Loan Commitment

On November 3, 2010, we obtained a commitment, subject to certain customary conditions to closing, from Wells Fargo Bank, N.A. for a senior secured real estate term loan in the maximum amount of $135,000,000. The purpose of this facility is to provide proceeds to be used for the repayment of the six Wells Fargo Bank loans totaling approximately $99,000,000, with excess proceeds to be used to finance additional office and medical office buildings that are held as collateral. Interest shall be payable monthly at a rate of one-month LIBOR plus 2.35%. The facility has an initial term of 36 months and includes two 12-month extension options, subject to the satisfaction of certain conditions. Financial covenant thresholds and definitions for the secured term loan facility will mirror those contained within our unsecured credit facility agented by JP Morgan Chase Bank, N.A., as detailed in the preceding section. In addition, the credit agreement for this secured term loan will include events of default that we believe are usual for facilities and transactions of this type. The completion of the secured term loan described above is subject to the satisfaction of a number of conditions, and, as such, we cannot guarantee completion.

On November 3, 2010, we also purchased an interest rate swap with Wells Fargo Bank, N.A. as counterparty for a notional amount of $75,000,000. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is March 1, 2011, and its termination date of December 31, 2013 coincides with the initial term of the secured term loan. The swap will fix the LIBOR portion of our monthly interest payments at 1.085%, thereby effectively fixing our all-in interest rate on the secured term loan at 3.435%.

Entry into Redemption, Termination and Release Agreement

On October 18, 2010, we entered into the Redemption Agreement with our former sponsor, our former advisor, our former dealer manager, and certain of their affiliates, or the Grubb related parties. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership. For more information regarding the subordinated distribution right that was purchased, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2009 Annual Report. In addition, we and the Grubb related parties resolved all remaining issues between the parties. In connection with the execution of the Redemption Agreement, we made a one-time payment to the Grubb related parties of $8,000,000. We believe that the execution of the Redemption Agreement represents the final stage of our successful transition from Grubb & Ellis and that the Redemption Agreement further positions us to take advantage of potential strategic opportunities in the future.

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

Scheduled Lease Expirations

As of September 30, 2010, our consolidated properties were approximately 91% occupied. Over the next 12 months, for the period ending September 30, 2011, leases representing 8.15% of the occupied GLA will expire. Our leasing strategy for the next 12 months focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring over the next 12 months, we anticipate, but can provide no assurance, that a majority of the tenants will renew their leases for another term.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Our operating results are primarily comprised of income derived from our portfolio of properties.

Except where otherwise noted, the change in our results of operations is due to owning 208 buildings and two real estate related asset as of September 30, 2010, as compared to owning 154 buildings and one real estate related asset as of September 30, 2009.

Rental Income

For the three months ended September 30, 2010, rental income was $50,847,000 as compared to $30,886,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, rental income was primarily comprised of base rent of $38,314,000 and expense recoveries of $12,533,000. For the three months ended September 30, 2009, rental income was primarily comprised of base rent of $24,166,000 and expense recoveries of $6,720,000.

For the nine months ended September 30, 2010, rental income was $139,640,000 as compared to $89,914,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, rental income was primarily comprised of base rent of $106,521,000 and expense recoveries of $33,119,000. For the nine months ended September 30, 2009, rental income was primarily comprised of base rent of $68,842,000 and expense recoveries of $21,072,000.

Rental Expenses

For the three months ended September 30, 2010 and 2009, rental expenses were $17,837,000 and $10,494,000, respectively. For the nine months ended September 30, 2010 and 2009, rental expenses were $47,587,000 and $32,854,000, respectively. Rental expenses consisted of the following for the periods then ended.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

Real estate taxes	$5,323,000		$3,701,000		$14,616,000		$11,241,000
Building maintenance	3,990,000		2,090,000		11,434,000		6,647,000
Utilities	4,721,000		2,204,000		10,625,000		6,445,000
Property management fees	679,000	(a)	734,000	(a)	1,967,000	(a)	2,506,000	(a)
Administration	1,041,000		776,000		3,056,000		2,402,000
Grounds maintenance	667,000		383,000		2,469,000		1,501,000
Non-recoverable operating expenses	900,000		345,000		2,180,000		1,210,000
Insurance	342,000		227,000		931,000		729,000
Other	174,000		34,000		309,000		173,000

Total rental expenses	$17,837,000		$10,494,000		$47,587,000		$32,854,000

(a)	For the three and nine months ended September 30, 2010, the decrease in property management fees of $55,000 and $539,000 relative to the three and nine months ended September 30, 2009, respectively, is due to our ability to secure more favorable property management contracts and to therefore realize cost savings under our self-management structure throughout the current year.

General and Administrative Expenses

For the three months ended September 30, 2010 and 2009, general and administrative expense was $5,096,000 and $3,979,000, respectively, and for the nine months ended September 30, 2010 and 2009, general and administrative expense was $12,781,000 and $9,072,000, respectively. General and administrative expense consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

Professional and legal fees	965,000	(a)	711,000	(a)	2,330,000	(a)	2,410,000	(a)
Bad debt expense	282,000		169,000		379,000	(b)	1,097,000	(b)
Salaries and benefits	2,027,000	(c)	1,193,000	(c)	5,021,000	(c)	1,994,000	(c)
Directors’ fees	224,000		134,000		506,000		436,000
Directors’ and officers’ insurance premiums	136,000		124,000		409,000		371,000
Bank charges	13,000		64,000		80,000		201,000
Restricted stock compensation	514,000		543,000		879,000		660,000
Investor services	312,000	(d)	651,000	(d)	898,000	(d)	771,000	(d)
Postage	20,000		79,000		51,000		194,000
Corporate office overhead	318,000	(e)	118,000	(e)	1,252,000	(e)	286,000	(e)
Franchise & state taxes	(68,000)		29,000		149,000		77,000
Other	353,000		164,000		827,000		575,000

	$5,096,000		$3,979,000		$12,781,000		$9,072,000

The increase in general and administrative expense of $1,117,000 and $3,799,000, respectively, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, was due to the following:

(a)	The increase in professional and legal fees for the three months ended September 30, 2010 of $254,000 as compared to the three months ended September 30, 2009 was primarily due to an increase in legal fees during the current quarter related to the filing of our preliminary proxy as well as to the proposed amendment of our charter as we continue to evaluate potential future liquidity alternatives. In addition, we experienced an increase in audit fees for our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K. The decrease in professional and legal fees for the nine months ended September 30, 2010 of $80,000 as compared to the nine months ended September 30, 2009 was due to a year-to-date decrease in one-time, non-recurring consulting and legal costs of $675,000 incurred during the nine months ended September 30, 2009, for, among other things, our transition to self-management. This decrease was offset by a $595,000 increase in audit fees following our transition to self management for our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.

(b)	The decrease in bad debt expense for the nine months ended September 30, 2010 of $718,000, as compared to the nine months ended September 30, 2009 was also primarily due to the year-to-date realization of performance efficiencies under our self-management structure and experienced third-party property management groups, which resulted in an increased collection effort and improved tenant oversight.

(c)	The increase in salaries and benefits for the three and nine months ended September 30, 2010 of $834,000 and $3,027,000, respectively, as compared to the three and nine months ended September 30, 2009 was due to an increase in the number of employees hired for self-management during 2009 and the nine months ended September 30, 2010. We had 44 employees as of September 30, 2010 as compared to 20 employees as of September 30, 2009.

(d)	The decrease in investor services expense for the three months ended September 30, 2010 of $339,000 as compared to the three months ended September 30, 2009 was primarily due to one-time transition costs incurred during the prior year comparable quarter in conjunction with our transition to self-management. Additionally, during the three months ended September 30, 2009, we incurred approximately $200,000 in proxy solicitation costs. For the current year, such proxy solicitation costs will not be incurred until the fourth quarter of 2010. The overall increase in investor services expense for the nine months ended September 30, 2010 of $127,000 was due to the introduction and implementation of the latest state of the art investor services platform provided by DST Systems, Inc. This upgrade was done in conjunction with our transition to self-management in the third quarter of 2009. These improved investor services provide our stockholders and their financial advisors with direct access to real-time information. In addition to the increased expense driven by our transition to a higher-quality investor services platform, our year-to-date increase in expenses was also attributable to the increase in the number of our stockholders and to printing costs associated with our 2009 Annual Report.

(e)	The increase in corporate office overhead for the three and nine months ended September 30, 2010 of $200,000 and $966,000 is attributable to the increase in size of our organization and infrastructure resulting from being a fully self-managed company throughout 2010 as compared to the prior year, in which we were initially establishing our corporate office in Scottsdale, Arizona.

Asset Management Fees

For the three months ended September 30, 2010 and 2009, asset management fees were $0 and $1,196,000, respectively. For the nine months ended September 30, 2010 and 2009, asset management fees were $0 and $3,783,000, respectively. The decrease in asset management fees of $1,196,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and of $3,783,000 for the nine months ended September 30, 2010 and 2009 is due to our transition to a self-managed cost structure. We no longer pay asset management fees to our former advisor as the Advisory Agreement expired on September 20, 2009. For the three and nine months ended September 30, 2010, we would have been required to pay asset management fees of approximately $4,356,000 and $12,195,000, respectively, to our former advisor if we were still subject to the Advisory Agreement (under its original terms).

Acquisition-Related Expenses

For the three months ended September 30, 2010 and 2009, acquisition-related expenses were $1,019,000 and $5,920,000, respectively. The decrease in acquisition-related expenses is due to a decrease in aggregate acquisition price as compared to the prior year comparable quarter. For the three months ended September 30, 2010, we made five acquisitions as well as purchased an additional building within an existing portfolio for an aggregate purchase price of $90,636,000, as compared to acquisitions of one property at price of $162,820,000 for the three months ended September 30, 2009. Additionally, we have experienced a decrease in acquisition fees to our former advisor. We paid $0 and $4,071,000 in acquisition fees to our former advisor for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, we would have been required to pay acquisition fees of approximately $2,773,000 to our former advisor if we were still subject to the Advisory Agreement (under its original terms).

For the nine months ended September 30, 2010 and 2009, acquisition-related expenses were $6,845,000 and $9,100,000, respectively. The decrease in acquisition-related expenses is primarily driven by a decrease in acquisition fees to our former advisor. We paid $0 and $6,008,000 in acquisition fees to our former advisor for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we would have been required to pay acquisition fees of approximately $10,342,000 to our former advisor if we were still subject to the Advisory Agreement (under its original terms). The decrease is somewhat offset, however, by our increased acquisition activity relative to the prior year comparable period. For the nine months ended September 30, 2010, we completed 17 acquisitions as well as purchased three additional medical office buildings within existing portfolios. Additionally, we acquired the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases were completed for an aggregate purchase price of $342,745,000, as compared to an aggregate purchase price of $240,324,000 for the acquisition of three properties and three office condominiums related to an existing property in our portfolio completed during the nine months ended September 30, 2009.

Depreciation and Amortization

For the three months ended September 30, 2010 and 2009, depreciation and amortization was $19,854,000 and $13,287,000, respectively, and for the nine months ended September 30, 2010 and 2009, depreciation and amortization was $55,767,000 and $39,231,000, respectively. Depreciation and amortization consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Depreciation of properties	$12,516,000	$8,178,000	$34,923,000	$23,390,000
Amortization of identified intangible assets	7,107,000	4,964,000	20,273,000	15,578,000
Amortization of lease commissions	195,000	136,000	509,000	247,000
Other assets	36,000	9,000	62,000	16,000

Total depreciation and amortization	$19,854,000	$13,287,000	$55,767,000	$39,231,000

Interest Expense and Gain on Derivative Instruments

For the three months ended September 30, 2010 and 2009, interest expense and gain on derivative financial instruments was $7,706,000 and $7,006,000, respectively, and for the nine months ended September 30, 2010 and 2009, interest expense and gain on derivative financial instruments was $21,900,000 and $18,644,000, respectively. Interest expense and gain on derivative financial instruments consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest expense on our mortgage loans payable and derivative instruments	$8,031,000	$6,493,000	$24,663,000	$20,269,000
Amortization of deferred financing fees associated with our mortgage loans payable	379,000	374,000	1,131,000	1,117,000
Amortization of deferred financing fees associated with our credit facility	45,000	95,000	235,000	286,000
Amortization of debt discount or premium	24,000	69,000	347,000	207,000
Unused credit facility fees	1,000	41,000	95,000	122,000

Total interest expense	8,480,000	7,072,000	26,471,000	22,001,000

Net gain on derivative financial instruments	(774,000)	(66,000)	(4,571,000)	(3,357,000)

Total interest expense and gain on derivative financial instruments	$7,706,000	$7,006,000	$21,900,000	$18,644,000

The increase in interest expense for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to an increase in outstanding mortgage loans payable to $594,428,000 as of September 30, 2010 compared to $452,041,000 as of September 30, 2009. This increase was slightly offset by a gain on derivative financial instruments due to a non-cash mark to market net adjustment we made on our derivative financial instruments of $774,000 during the three months ended September 30, 2010. Additionally, during the three months ended September 30, 2010, we terminated two of our interest rate swap derivative financial instruments with an aggregate notional amount of $27,200,000 in conjunction with our prepayment of certain loan balances.

The increase in interest expense for the nine months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to an increase in average outstanding mortgage loans payable of $594,428,000 as of September 30, 2010 compared to $452,041,000 as of September 30, 2009. This increase was slightly offset by a gain on derivative financial instruments due to a non-cash mark to market net adjustment we made on our derivative financial instruments of $4,571,000 during the nine months ended September 30, 2010. Additionally, during the nine months ended September 30, 2010, we terminated two of our interest rate swap derivative financial instruments with an aggregate notional amount of $27,200,000 in conjunction with our prepayment of certain loan balances.

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

Interest and Dividend Income

For the three months ended September 30, 2010, interest and dividend income was $24,000 as compared to $60,000 for the three months ended September 30, 2009, and for the nine months ended September 30, 2010, interest and dividend income was $74,000 as compared to $233,000 for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2010, interest and dividend income was related primarily to interest earned on our money market accounts, whereas for the three and nine months ended September 30, 2009, interest and dividend income was related primarily to interest earned on both our money market accounts and our U.S. Treasury Bills. The decrease was driven by a lower cash balance in conjunction with our not owning any U.S. Treasury Bills for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offerings, our debt financing, and operating cash flows from properties to conduct our activities. Our ability to raise funds through our follow-on offering is dependent on general economic conditions, general market conditions for REITs, and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from our offerings and from any indebtedness that we may incur.

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and principal and interest on our outstanding indebtedness, and to make distributions to our stockholders.

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

As of September 30, 2010, we estimate that our expenditures for capital improvements will require up to approximately $5,329,000 for the remaining three months of 2010. As of September 30, 2010, we had $6,991,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2010 and 2009, were $49,623,000 and $15,968,000, respectively. Cash flows from operations were reduced by $6,845,000 and $9,100,000 for the nine months ended September 30, 2010 and 2009, respectively, for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses, cash flows from operations for the nine months ended September 30, 2010 and 2009 would have been $56,468,000 and $25,068,000, respectively. For the nine months ended September 30, 2010, cash flows provided by operating activities related primarily to operations from our 68 properties and two real estate related assets. For the nine months ended September 30, 2009, cash flows provided by operating activities related primarily to operations from our 44 properties and one real estate related asset. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009, were $304,113,000 and $255,256,000, respectively. For the nine months ended September 30, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $277,980,000. For the nine months ended September 30, 2009, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $241,668,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.

Cash flows provided by financing activities for the nine months ended September 30, 2010 and 2009, were $256,675,000 and $432,748,000, respectively. For the nine months ended September 30, 2010, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $380,255,000 and borrowings on mortgage loans payable of $79,125,000, the payment of offering costs of $38,580,000 for our offerings, distributions of $42,870,000 and principal and demand note repayments of $83,810,000 on mortgage loans payable. Additional cash outflows related to our purchase of the noncontrolling interest in the JV Company that owns Chesterfield Rehabilitation Center for $3,900,000 as well as to debt financing costs of $2,328,000. For the nine months ended September 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $533,303,000 and borrowings on mortgage loans payable of $1,696,000 the payment of offering costs of $56,382,000, distributions of $27,493,000 and principal repayments of $10,624,000 on mortgage loans payable. Additional cash outflows related to debt financing costs of $60,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

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

Our board of directors approved a 6.50% per annum, or $0.65 per common share, distribution to be paid to our stockholders beginning on January 8, 2007, the date we reached our minimum offering of $2,000,000. The first distribution was paid on February 15, 2007 for the period ended January 31, 2007. Thereafter, distributions were paid each month in respect of the distributions declared for the prior month. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, which was paid in March 2007, and we continued to pay distributions at that rate through September 30, 2010. It is our intent to continue to pay distributions. However, we cannot guarantee the amount of distributions paid in the future, if any.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the nine months ended September 30, 2010, we paid distributions of $83,426,000 ($42,870,000 in cash and $40,556,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $49,623,000. Cash flows from operations were reduced by $6,845,000 and $9,100,000 for the nine months ended September 30, 2010 and 2009, respectively, for acquisition-related expenses. Acquisition-related expenses were previously capitalized as a part of the purchase price allocations and have historically been included in cash flows from investing activities. Excluding such acquisition-related expenses the comparable cash flows from operations for the nine months ended September 30, 2010 and 2009 would have been $56,468,000 and $25,068,000, respectively. From inception through September 30, 2010, we paid cumulative distributions of $195,523,000 ($100,635,000 in cash and $94,888,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $98,306,000. Comparable cumulative cash flows from operations would have totaled $121,148,000 under previous accounting rules that allowed for capitalization of acquisition-related expenses which would therefore have been included in cash flows from investing. The distributions paid in excess of our cash flow from operations during the nine months ended September 30, 2010 were paid using the proceeds of debt financing.

For the three months ended September 30, 2010 and 2009, our FFO was $20,371,000 and $3,092,000, respectively. As more fully described below under “Funds from Operations and Modified Funds from Operations,” FFO was reduced by $1,019,000 and $8,777,000 for the three months ended September 30, 2010 and 2009 for certain one-time, non-recurring charges and acquisition-related expenses, as applicable. For the three months ended September 30, 2010 and 2009 we paid distributions of $30,156,000 and $21,908,000 respectively. For the three months ended September 30, 2010, the portion of our distributions that was paid in cash was fully covered by our FFO of $20,371,000. Excluding one-time charges and acquisition-related costs, as applicable, FFO would have been $21,390,000 and $11,869,000 at September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, our FFO was $55,931,000 and $18,504,000, respectively. As more fully described below under “Funds from Operations and Modified Funds from Operations,” FFO was reduced by $7,851,000 and $12,818,000 for the nine months ended September 30, 2010 and 2009 for certain one-time, non-recurring charges and acquisition-related expenses, as applicable. For the nine months ended

September 30, 2010 and 2009 we paid distributions of $83,426,000 and $54,159,000 respectively. For the nine months ended September 30, 2010, the portion of our distributions that was paid in cash was fully covered by our FFO of $55,931,000. Excluding one-time charges and acquisition-related costs, as applicable, FFO would have been $63,782,000 and $31,322,000, respectively.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2010, our aggregate borrowings were 29.8% of our total assets. Of the $79,197,000 of mortgage notes payable maturing in 2010, $39,153,000 have two one-year extensions available and $29,101,000 have a one-year extension available. Of the $173,111,000 of mortgage notes payable maturing in 2011, $153,310,000 have two one-year extensions available. Additionally, during the nine months ended September 30, 2010, we paid off debt with an aggregate principal balance of $66,500,000. See Note 19, Subsequent Events, for information concerning our $135,000,000 secured term loan financing commitment, subject to certain customary conditions to closing, with Wells Fargo Bank, N.A. We obtained this commitment, which serves to refinance $17,200,000 of debt maturing in 2010 and approximately $82,000,000 of debt maturing in 2011, on November 3, 2010. Additionally, see Note 19, Subsequent Events, for information regarding $29,101,000 of debt that was paid off upon its reaching maturity on October 1, 2010 as well as our receipt of a one-year extension on $22,000,000 of our debt that was originally scheduled to mature on December 30, 2010.

Our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of September 30, 2010, our leverage did not exceed 300% of the value of our net assets.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2010, we had fixed and variable rate mortgage loans payable in the principal amount of $594,428,000, which includes a premium of $2,084,000, outstanding secured by our properties. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. Noncompliance with such covenants could be considered an event of default and could require repayment of the outstanding balance of the loan. As of September 30, 2010, we believe that we were in compliance with all such covenants and requirements on $534,344,000 of our mortgage loans payable, and we are working with lenders, including maintaining a deposit of $12,036,000 within a restricted collateral account, in order to comply with certain covenants on the remaining $58,000,000 of our mortgage loans. As of September 30, 2010, we had voluntarily terminated the secured revolving credit facility that we had initially opened on September 10, 2007 and had modified on December 12, 2007. On October 13, 2010, we and Healthcare Trust of America Holdings, LP, our operating partnership, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Deutsche Bank Securities, Inc., as syndication agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $200,000,000. See Note 19, Subsequent Events, for additional discussion of this new credit facility.

As of September 30, 2010, the weighted average interest rate on our outstanding debt was 4.50% per annum.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Acquisition-related expenses: Prior to 2009, acquisition-related expenses were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition-related expenses related to business combinations are expensed. These acquisition-related expenses are funded from the proceeds of our debt financing and offerings and not from operations. We believe by excluding expensed acquisition-related expenses, MFFO provides useful supplemental information that is comparable for our real estate investments.

Transition charges: FFO includes certain charges related to the cost of our transition to self-management. These items include, but are not limited to, additional professional expenses and system conversion costs (including updates to certain estimate development procedures) as well as non-recurring employment costs. Because MFFO excludes such costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on such transition charges. We do not believe such costs will recur after our transition to a self-management infrastructure is complete.

The following is the calculation of FFO and MFFO for the three months ended September 30, 2010:

	Three Months Ended September 30,
		2010		2009
	2010	Per Share	2009	Per Share

Net income (loss)	$1,008,000	$—	$(10,074,000)	$(0.08)
Add:
Depreciation and amortization — consolidated properties	19,854,000	0.12	13,287,000	0.11
Net income (loss) attributable to noncontrolling interest of limited partners	125,000	—	(70,000)	—
Less:
Depreciation and amortization related to noncontrolling interests	(616,000)	—	(51,000)	—

FFO attributable to controlling interest	$20,371,000		$3,092,000

FFO per share — basic and diluted		$0.12		$0.03

Add:
Acquisition expenses	1,019,000	0.01	5,920,000	0.05
Transition charges	—	—	2,857,000	0.02

MFFO attributable to controlling interest	$21,390,000		$11,869,000

MFFO per share — basic and diluted		$0.13		$0.10

Weighted average common shares outstanding — basic	166,281,800	166,281,800	124,336,078	124,336,078
Weighted average common shares outstanding — diluted	166,480,852	166,480,852	124,336,078	124,336,078

The following is the calculation of FFO and MFFO for the nine months ended September 30, 2010:

	Nine Months Ended September 30,
		2010		2009
	2010	Per Share	2009	Per Share

Net income (loss)	$771,000	$—	$(20,409,000)	$(0.19)
Add:
Depreciation and amortization — consolidated properties	55,767,000	0.36	39,231,000	0.37
Net income (loss) attributable to noncontrolling interest of limited partners	60,000	—	(241,000)	—
Less:
Depreciation and amortization related to noncontrolling interests	(667,000)	—	(77,000)	—

FFO attributable to controlling interest	$55,931,000		$18,504,000

FFO per share — basic and diluted		$0.36		$0.18

Add:
Acquisition expenses	6,845,000	0.04	9,100,000	0.08
Transition charges	1,006,000	0.01	3,718,000	0.04

MFFO attributable to controlling interest	$63,782,000		$31,322,000

MFFO per share — basic and diluted		$0.41		$0.30

Weighted average common shares outstanding — basic	155,480,689	155,480,689	105,257,482	105,257,482
Weighted average common shares outstanding — diluted	155,679,741	155,679,741	105,257,482	105,257,482

For the three and nine months ended September 30, 2010, FFO and MFFO per share have been impacted by the increase in net proceeds realized from our existing offering of shares. For the three months ended September 30, 2010, we sold 17,486,496 shares of our common stock, and for the nine months ended September 30, 2010, we sold 38,890,967 shares of our common stock. As such, we have increased our outstanding shares by approximately 29% since December 31, 2009.

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

To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$1,008,000	$(10,074,000)	$771,000	$(20,409,000)
Add:
General and administrative expense	5,096,000	3,979,000	12,781,000	9,072,000
Acquisition-related expenses	1,019,000	5,920,000	6,845,000	9,100,000
Asset management fees	—	1,196,000	—	3,783,000
Depreciation and amortization	19,854,000	13,287,000	55,767,000	39,231,000
Interest Expense	7,706,000	7,006,000	21,900,000	18,644,000
Less:
Interest and dividend income	(24,000)	(60,000)	(74,000)	(233,000)

Net operating income	$34,659,000	$21,254,000	$97,990,000	$59,188,000

Subsequent Events

See Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 16, 2010, other than the updates discussed within this item.

The table below presents, as of September 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$1,094,000	$4,855,000	$19,789,000	$18,373,000	$47,746,000	$236,675,000	$328,532,000	$355,443,000
Weighted average interest rate on maturing debt	5.80%	5.81%	6.56%	5.86%	6.43%	5.64%	5.66%	—
Variable rate debt - principal payments	$79,957,000	$173,024,000	$914,000	$927,000	$193,000	$8,797,000	$263,812,000	$263,403,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2010)	2.05%	3.33%	6.42%	5.74%	6.40%	4.90%	2.57%	—

Mortgage loans payable were $592,344,000 ($594,428,000, including premium) as of September 30, 2010. As of September 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.66% to 12.75% per annum and a weighted average effective interest rate of 4.50% per annum. We had $328,532,000 ($330,616,000, including premium) of fixed rate debt, or 55.5% of mortgage loans payable, at a weighted average interest rate of 6.05% per annum and $263,812,000 of variable rate debt, or 44.5% of mortgage loans payable, at a weighted average interest rate of 2.57% per annum.

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

As of September 30, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2010, we paid distributions of $83,426,000 ($42,870,000 in cash and $40,556,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP), as compared to cash flow from operations of $49,623,000. The remaining $33,803,000 of distributions paid in excess of our cash flow from operations, or 41%, was paid using the proceeds of debt financing.

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

On April 6, 2009, we filed a Registration Statement on Form S-11 (File No. 333-158418) with the SEC with respect to our follow-on public offering, or our follow-on offering, of up to 221,052,632 shares of our common stock. The SEC declared our follow-on offering effective on March 19, 2010, and we commenced this offering on that date. Our follow-on offering includes up to 200,000,000 shares of our common stock offered for sale at $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock offered for sale pursuant to the DRIP at $9.50 per share. As of September 30, 2010, we had received and accepted subscriptions for 28,283,902 shares of our common stock, or $282,635,000, on our follow-on offering.

As of September 30, 2010, a total of $94,888,000 in distributions was reinvested and 9,988,254 shares of our common stock were issued under the DRIP.

As of September 30, 2010, we have incurred dealer manager fees of $32,780,000 and $2,936,000, selling commissions of $101,316,000 and $18,276,000, and due diligence expense reimbursements of $1,311,000 and $769,000 related to our initial offering and to our follow-on offering, respectively. We have also incurred organizational and offering expenses of $17,258,000 related to our initial offering and $6,323,000 related to our follow-on offering. Such fees and reimbursements are charged to stockholders’ equity as such amounts are paid from the gross proceeds of our offerings. The cost of raising funds in our offerings as a percentage of funds raised will not exceed 11.5%. Net offering proceeds for our initial offering, after deducting these expenses, totaled $1,321,397,000.

As of September 30, 2010, we have used $1,274,371,000 in net offering proceeds to complete our 70 acquisitions (including two real estate related assets), to purchase the 20% remaining interest in the JV Company that owns Chesterfield Rehabilitation Center, to pay acquisition fees and expenses, and to repay debt incurred in connection with such acquisitions.

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

During the three months ended September 30, 2010, we repurchased shares of our common stock as follows:

Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs(2)

July 1, 2010 to July 31, 2010	1,216,328	$9.55	1,216,328	$—
August 1, 2010 to August 31, 2010	41,423	$9.58	41,424	$—
September 1, 2010 to September 30, 2010	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan, which was publicly announced on September 20, 2006. Our board of directors adopted an amended share repurchase plan, which was publicly announced on August 25, 2008. Through September 30, 2010, we had repurchased 5,151,988 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Healthcare Trust of America, Inc.

(Registrant)

November 15, 2010	By:	/s/ Scott D. Peters

Date		Scott D. Peters Chief Executive Officer, President and Chairman (Principal executive officer)

November 15, 2010	By:	/s/ Kellie S. Pruitt

Date		Kellie S. Pruitt Chief Financial Officer (Principal financial officer and Principal accounting officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Third Articles of Amendment and Restatement of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
3.2		Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
3.3		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference)
3.4		Articles of Amendment of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
3.5		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective August 24, 2009 (included as Exhibit 3.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.