Form 10-K
period 2010-12-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2011-03-25
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,624,601,000, assuming a market value of $10.00 per share which was the price per share in our recently-completed offering.

As of March 21, 2010, there were 225,235,398 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

BUSINESS OVERVIEW

We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT. We acquire, own and operate medical office buildings and healthcare-related facilities. Since January 2007, we have been an active, disciplined buyer of medical office buildings and healthcare-related facilities, acquiring properties with an aggregate purchase price of approximately $2.3 billion over a period of four years. We are one of the largest owners of medical office buildings in the United States. Our portfolio is primarily concentrated within major U.S. metropolitan areas and located primarily on or adjacent to (within a 1/4 mile) the campuses of nationally recognized healthcare systems.

As of December 31, 2010, our portfolio consisted of 238 medical office buildings and other healthcare-related facilities, as well as two other real estate-related assets. This includes both our operating properties and those classified as held for sale at December 31, 2010. Our portfolio contains approximately 10.9 million square feet of gross leasable area, or GLA, with an average occupancy rate of approximately 91% (unaudited). Approximately 74% of our portfolio (based on GLA) is located on or adjacent to a healthcare system campus and approximately 40% of our off campus portfolio is anchored by a healthcare system. Our portfolio is diversified geographically, across 24 states, with no state having more than 15% of the GLA of our portfolio.

We invest primarily in medical office buildings based on fundamental healthcare and real estate economics. Medical office buildings serve a critical role in the national healthcare delivery system, which itself serves a fundamental need in our society. We believe there are key dynamics within the healthcare industry that work to increase the need for, and the value of, medical office buildings. As hospital and other healthcare-related facilities and physicians continue to collaborate, an increasing number of healthcare services will be undertaken in medical offices. Further, the performance of office-based services will play a key role in providing quality healthcare while also allowing for the recognition of cost efficiencies. In addition, as the emphasis within the healthcare industry moves toward preventative care, rather than responsive care, we expect that more of such care will be undertaken at medical offices.

Another key reason that we invest in medical office buildings is the potential for higher returns with lower vacancy risk. Like traditional commercial office property, as we renew leases and lease new space, we expect that the recovering economy will allow us to earn higher rents. Unlike commercial office space, however, medical office tenants, primarily, physicians, hospitals and other healthcare providers, typically do not move or relocate, thus providing for stable tenancies and an ongoing demand for medical office space.

We are a Maryland corporation, formed in April 2006. Since then, we have raised equity capital to finance our real estate investment activities through two public offerings of our common stock. Our offerings raised an aggregate of approximately $2.2 billion in gross offering proceeds through March 21, 2011, excluding proceeds associated with shares issued under our distribution reinvestment plan, or DRIP. We were initially externally sponsored and advised by Grubb & Ellis Company and its affiliates. We changed our business model and became self-managed in the third quarter of 2009. Our transition to a self-managed, self-administered REIT is described more fully under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our principal executive offices are located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254 and our telephone number is (480) 998-3478. We maintain a web site at www.htareit.com at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing for any stockholder upon request.

COMPANY HIGHLIGHTS

•	During the year ended December 31, 2010, we completed 24 new portfolio acquisitions, we expanded six of our existing portfolios through the purchase of additional medical office buildings within each, and we purchased the remaining 20% interest we previously did not own in HTA-Duke Chesterfield Rehab, LLC, which owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was approximately $806,048,000, bringing our total portfolio value (including both our operating properties and those classified as held for sale), based on acquisition price, to $2,266,359,000 as of December 31, 2010. These acquisitions:

•	consist of 53 medical office buildings, four long-term acute care hospitals, and one healthcare-related office;

•	comprise a total of approximately 3,514,000 square feet of GLA, bringing our total portfolio square footage to approximately 10,919,000 square feet as of December 31, 2010; and

•	possess an average occupancy rate of approximately 96% (unaudited) as of December 31, 2010.

•	Our total portfolio of properties maintained an average occupancy rate of approximately 91% (unaudited) as of December 31, 2010.

•	In March of 2010, we launched a follow-on offering to raise up to $2.2 billion. As part of our strategic review process, and in response to the substantial equity being raised in our follow-on offering, we determined that it was in the best interest of our stockholders to cease raising equity in that offering. We announced the termination of our follow-on offering in December 2010 and we stopped offering shares on February 28, 2011, except for sales of shares pursuant to the DRIP. Under the follow-on offering, we raised approximately $506 million during the year ended December 31, 2010, excluding shares issued under the DRIP.

•	On November 22, 2010, we entered into a credit agreement, under which we obtained an unsecured revolving credit facility in an aggregate maximum principal amount of $275,000,000. Subject to the terms of the credit agreement, the maximum principal amount of the credit agreement may be increased by up to an additional $225,000,000, for a total principal amount of $500,000,000, subject to customary conditions. JP Morgan Chase Bank, N.A., serves as administrative agent with Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc. as syndication agents, U.S. Bank National Association and Fifth Third Bank as documentation agents, and a syndicate of banks as lenders.

•	During the year ended December 31, 2010, we secured approximately $79,125,000 in new long term financing with a weighted average interest rate of 5.75% and a weighted average term of 8.1 years. These loans are secured by our Greenville, Wisconsin MOB II, Deaconess, and NIH Triad properties.

•	On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000. Our lender is Wells Fargo Bank, National Association, or Wells Fargo Bank, N.A. The purpose of the term loan was to refinance four Wells Fargo Bank loans maturing in 2010 and 2011 that totaled approximately $89,969,000, to pay off one Wells Fargo Bank loan totaling $10,943,000, and to provide post-acquisition financing on a recently purchased property. Additionally, we entered into an interest rate swap on $75,000,000 of this secured term loan, effectively fixing the interest rate for this portion from the variable rate of one-month LIBOR plus 2.35% to 3.42%.

•	In August 2010, we engaged J.P. Morgan Securities, LLC, or JP Morgan, to act as our lead strategic advisor. JP Morgan is assisting our board and management team in exploring various actions to maximize stockholder value, including the assessment of various liquidity alternatives. As we have previously disclosed, we intend to effect a liquidity event by September 2013. We may consider, among other alternatives, listing our shares on a national securities exchange, or a Listing, a merger transaction, or a sale of substantially all of our assets.

•	On October 18, 2010 we entered into a Redemption, Termination, and Release Agreement, or the Redemption Agreement, with our former advisor to purchase the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights that our former advisor held in our operating partnership. In addition, we have resolved all remaining issues with our former advisor. In connection with the execution of the Redemption Agreement, we made a one-time payment to our former advisor of $8,000,000.

•	On December 20, 2010, our stockholders approved an amendment to our charter to provide for the reclassification and conversion of our common stock in the event our shares are listed on a national securities exchange to implement a phased in liquidity program. We proposed these amendments and submitted them for approval by our stockholders to prepare our company in the event we pursue a Listing. To accomplish a phased in liquidity program, it is necessary to reclassify and convert our common stock into shares of Class A common stock and Class B common stock immediately prior to a Listing. In the event of a Listing, the shares of Class A common stock would be immediately listed on a national securities exchange. The shares of Class B common stock would not be listed. Rather, those shares would convert into shares of Class A common stock and become listed in defined phases, over a defined period of time within 18 months of a Listing. The phased in liquidity program is intended to provide for our stock to be transitioned into the public market in a way that minimizes the stock-pricing instability that could result from concentrated sales of our stock.

HEALTHCARE INDUSTRY

We operate in the healthcare industry because we believe the demand for healthcare real estate will continue to increase consistent with health spending in the United States. According to the U.S. Department of Health and Human Services, from 1960 to 2007, health spending as a percent of the U.S. gross domestic product, or GDP, increased 11%, from 5.2% to 16.2% and is projected to comprise 17.9% of GDP in 2011 according to the National Health Expenditures report by the Centers for Medicare and Medicaid Services dated January 2009. Such national healthcare expenditures are projected to reach 20.3% of GDP by 2018, as set forth in the below chart. Similarly, overall healthcare expenditures have risen sharply since 2003.

National Healthcare Expenditures
(2003-2018)

Source: U.S. Department of Health and Human Services. Centers for Medicare & Medicaid Services. Office of the Actuary. National Health Expenditures and Selected Economic Indicators. Levels and Annual Percent Change: Calendar Years 2003-2018* (based on the 2007 version of the National Health Expenditures released in January 2009).

We invest primarily in medical office buildings. We believe that demand for medical office buildings and healthcare-related facilities will increase due to a number of factors, including:

•	Advances in medical technology will continue to enable healthcare providers to identify and treat once fatal ailments and will improve the survival rate of critically ill and injured patients who will require continuing medical care. Along with these technical innovations, the U.S. population is growing older and living longer. In addition, according to the Centers for Disease Control and Prevention, from 1950 to 2005, the average life expectancy at birth increased from 68.2 years to 77.8 years. By 2050, the average life expectancy at birth is projected to increase to 83.1 years, according to the U.S. Census Bureau.

•	Between 2010 and 2050, the U.S. population over 65 years of age is projected to more than double from 40 million to nearly 88.5 million people, as reflected in the below chart. Similarly, the 85 and older population is expected to more than triple, from 5.4 million in 2008 to 19.0 million between 2008 and 2050. The number of older Americans is also growing as a percentage of the total U.S. population as the “baby boomers” enter their 60s. The number of persons older than 65 was estimated to comprise 13.0% of the total U.S. population in 2010 and is projected to grow to 20.2% by 2050, as reflected in the below chart.

Projected U.S. Population Aged 65+
(2010-2050)

Source: U.S. Census Bureau, Population Division, August 14, 2008.

Based on the information above, we believe that healthcare expenditures for the population over 65 years of age will continue to rise as a disproportionate share of healthcare dollars is spent on older Americans. This older population group will increasingly require treatment and management of chronic and acute health ailments. This increased demand for healthcare services will create a substantial need for the development of additional medical office buildings and healthcare-related facilities in many regions of the United States. We believe this will result in a substantial increase in suitable, quality properties meeting our acquisition criteria.

•	According to the U.S. Department of Labor’s Bureau of Labor Statistics, the healthcare industry was the largest industry in the U.S. in 2006, providing 14 million jobs. Healthcare-related jobs are among the fastest growing occupations, accounting for seven of the 20 fastest growing occupations. The Bureau of Labor and Statistics estimates that healthcare will generate three million new wage and salary jobs between 2006 and 2016, more than any other industry. Wage and salary employment in the healthcare industry is projected to increase 22% through 2016, compared with 11% for all industries combined. Despite the downturn in the economy and widespread job losses in most industries, the healthcare industry has not been impacted. In February 2009, there were 27,000 new healthcare-related jobs according to the Bureau of Labor and Statistics. We expect the increased growth in the healthcare industry will correspond with a growth in demand for medical office buildings and healthcare-related facilities.

•	Complex state and federal regulations govern physician hospital referrals. Patients typically are referred to particular hospitals by their physicians. To restrict hospitals from inappropriately influencing physicians to refer patients to them, federal and state governments adopted Medicare and Medicaid anti-fraud laws and regulations. One aspect of these complex laws and regulations addresses the leasing of medical office space by hospitals to physicians. One intent of the regulations is to restrict medical institutions from providing facilities to physicians at below market rates or on other terms that may present an opportunity for undue influence on physician referrals. The regulations are complex, and adherence to the regulations is time consuming and requires significant documentation and extensive reporting to regulators. The costs associated with regulatory compliance have encouraged many hospital and physician groups to seek third-party ownership and/or management of their healthcare-related facilities.

•	Physicians are increasingly forming practice groups. To increase the numbers of patients they can see and thereby increase market share, physicians have formed and are forming group practices. By doing so, physicians can gain greater influence in negotiating rates with managed care companies and hospitals in which they perform services. Also, the creation of these groups allows for the dispersion of overhead costs over a larger revenue base and gives physicians the financial ability to acquire new and expensive diagnostic equipment. Moreover, certain group practices may benefit from certain exceptions to federal and state self-referral laws, permitting them to offer a broader range of medical services within their practices and to participate in the facility fee related to medical procedures. This increase in the number of group practices has led to the construction of new medical facilities in which the groups are housed and medical services are provided.

We believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to demographic trends and the resistance of rising healthcare expenditures to economic downturns. For this reason, healthcare-related real estate investments could potentially offer a more stable return to investors compared to other types of real estate investments.

We believe the confluence of these factors over the last several years has led to the following trends, which encourage third-party ownership of existing and newly developed medical properties:

•	Decentralization and Specialization. There is a continuing evolution toward delivery of medical services through smaller outpatient facilities located near patients and designed to treat specific diseases and conditions. In order to operate profitably within a managed care environment, physician practice groups and other medical services providers are aggressively trying to increase patient populations, while maintaining lower overhead costs by building new healthcare facilities in areas of population or patient growth. Continuing population shifts and ongoing demographic changes create a demand for additional properties, including an aging population requiring and demanding more medical services.

•	Hospital Consolidation and Recapitalization. Hospitals continue to consolidate in an effort to secure or expand market share, gain access to capital, and/or to achieve various economies of scale. Historically, these have been in the form of: a) the expansion of investor-owned health systems through acquisitions; or b) the merger of one or more tax-exempt health systems. Recently, new entrants include private equity firms that have either acquired hospital assets or are investing capital into existing tax-exempt organizations. We believe that accessing capital will continue to be a major area of focus for health care organizations, both in the short and long term.

•	Increasing Regulation. Evolving regulatory factors affecting healthcare delivery create an incentive for providers of medical services to focus on patient care, leaving real estate ownership and operation to third-party real estate professionals. Third-party ownership and management of hospital-affiliated medical office buildings substantially reduces the risk that hospitals will violate complex Medicare and Medicaid fraud and abuse statutes.

•	Modernization. Hospitals are modernizing by renovating existing properties and building new properties and becoming more efficient in the face of declining reimbursement and changing patient demographics. This trend has led to the development of new, smaller, specialty healthcare-related facilities as well as improvements to existing general acute care facilities.

•	Redeployment of Capital. Medical providers are increasingly focused on wisely investing their capital in their medical business. A growing number of medical providers have determined that third-party development and ownership of real estate with long term leases is an attractive alternative to investing their capital in bricks-and-mortar. Increasing use of expensive medical technology has placed additional demands on the capital requirements of medical services providers and physician practice groups. By selling their real estate assets and relying on third-party ownership of new healthcare properties, medical services providers and physician practice groups can generate the capital necessary to acquire the medical technology needed to provide more comprehensive services to patients and improve overall patient care.

•	Physician Practice Ownership. Many physician groups have reacquired their practice assets and real estate from national physician management companies or otherwise formed group practices to expand their market share. Other physicians have left hospital-based or HMO-based practices to form independent group practices. These physician groups are interested in new healthcare properties that will house medical businesses that regulations permit them to own. In addition to existing group practices, there is a growing trend for physicians in specialties, including cardiology, oncology, women’s health, orthopedics and urology, to enter into joint ventures and partnerships with hospitals, operators and financial sponsors to form specialty hospitals for the treatment of specific diseases. We believe a significant number of these types of organizations have no interest in owning real estate and are aggressively looking for third-parties to develop and own their healthcare properties.

The current regulatory environment remains an ongoing challenge for healthcare providers, who are under pressure to comply with complex healthcare laws and regulations designed to prevent fraud and abuse. These regulations, for example, prohibit physicians from referring patients to entities in which they have investment interests and prohibit hospitals from leasing space to physicians at below market rates. As a result, healthcare providers seek reduced liability costs and have an incentive to dispose of real estate to third parties, thus reducing the risk of violating fraud and abuse regulations. This environment creates investment opportunities for owners, acquirers and joint venture partners of healthcare real estate who understand the needs of healthcare professionals and can help keep tenant costs low. While the current regulatory environment is positive for healthcare operators, there is uncertainty as to the future of government policies and its potential impact on healthcare provider profitability.

BUSINESS STRATEGIES

Our primary objective is to provide an attractive total risk-adjusted return for our stockholders by increasing our cash flow from operations, achieving sustainable growth in Funds From Operations, or FFO, and realizing long-term capital appreciation. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net loss, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations. The strategies we intend to execute to achieve this objective include:

•	Continued Growth through Acquisitions. We intend to grow earnings through the strategic acquisition of high-quality medical office buildings and healthcare-related facilities:

•	using our demographic-based investment strategy that focuses on the age, essential needs and the geographic regions appealing to each dominant population group (seniors, the 65+ age group, boomers, those who were born between 1946 and 1964, and echo boomers, those born between 1982 and 1994);

•	that produce recurring income; and

•	in markets that indicate growing populations and employment base or potential limitations on additions to supply.

Our overall acquisition strategy focuses on acquiring medical office buildings and other healthcare-related facilities located on or adjacent to the campuses of nationally recognized healthcare systems in major U.S. metropolitan areas. We believe we have relationships and a proven track record of acquiring properties off-market at accretive cap rates.

•	Hands-On Asset Management, Leasing and Property Management Oversight. Our asset management focuses on a defined growth strategy seizing on opportunities to achieve more profitable internal and external growth. Our strategy focuses on increasing rental rates and taking full advantage of our properties’ occupancies, including the following:

•	obtaining post-recession rental rates on our lease rollovers and actively leasing our vacant space at a time when there is limited supply of medical office space in a recovering economy;

•	leveraging and proactively managing the best property management and leasing companies in each of our geographic areas;

•	improving the quality of service provided to tenants by being attentive to needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building on our marketing initiative to brand our Company as the landlord of choice;

•	maintaining satellite offices in markets in which we have a significant presence; and

•	purchasing in volume and using market expertise to continually reduce our operating costs.

•	Balance Sheet Flexibility. We plan to continue maintaining a low leverage strategy by maintaining a debt-to-total assets ratio of between 30%-40%. We intend to utilize our unsecured line of credit for acquisition opportunities. To effectively manage our long-term leverage strategy, we will continue to utilize both secured and unsecured debt when we determine it to be cost effective. We may also attempt to access the public equity and debt markets to repay our secured debt maturities or for future acquisition opportunities.

PORTFOLIO OF PROPERTIES

As of December 31, 2010, our portfolio, including both our operating properties and those classified as held for sale as of December 31, 2010, consisted of 214 medical office buildings and 24 other healthcare-related facilities, as well as two other real estate-related assets. Our portfolio consisted of approximately 10.9 million square feet of GLA with an average occupancy rate of 91% as of December 31, 2010.

Our properties are primarily located on or adjacent to the campuses of, nationally and regionally recognized healthcare systems in the United States, including some of the largest in the United States, such as Adventist Health Systems, Ascension Health, Banner Health System, Catholic Healthcare Partners, Catholic Healthcare West, Community Health Systems, HCA, Inc. and Tenet Healthcare Corporation. As of December 31, 2010, approximately 74% of our portfolio, based on GLA, is located on or adjacent to the campuses of such healthcare systems. In addition, approximately 40% of our off-campus portfolio is anchored by a healthcare system.

The following table provides an overview of our portfolio of medical office buildings, other healthcare-related facilities, and other real estate-related assets as of and for the year ended December 31, 2010:

					% of
			% of Total		Aggregate
	# of	Annualized	Annualized Base	Purchase	Purchase	Number of
Portfolio by Type	Buildings	Base Rent	Rent	Price	Price	States

Medical office buildings
Single-tenant, net lease	54	$36,460,000	18.0%	$463,214,000	20.4%	13
Single-tenant, gross lease	5	$2,928,000	1.4%	$25,304,000	1.1%	2
Multi-tenant, net lease	68	$51,469,000	25.4%	$610,679,000	26.9%	17
Multi-tenant, gross lease	87	$72,008,000	35.5%	$671,807,000	29.6%	16
Other healthcare-related facilities
Hospitals, single-tenant, net lease	10	$20,333,000	10.0%	$241,720,000	10.7%	4
Seniors housing, single- tenant net lease	9	$8,045,000	4.0%	$91,600,000	4.0%	3
Healthcare-related offices, multi-tenant, gross lease	5	$11,506,000	5.7%	$109,900,000	4.8%	3
Other real estate-related assets
Mortgage notes receivable	2	N/A	N/A	$52,135,000	2.3%	2

TOTALS		$202,749,000	100.0%	$2,266,359,000	100.0%

SIGNIFICANT TENANTS

As of December 31, 2010, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue.

GEOGRAPHIC CONCENTRATION

As of December 31, 2010, we had interests in 16 consolidated properties located in Texas (including both operating properties and those buildings classified as held for sale), which accounted for 15.3% of our total annualized rental income, interests in seven consolidated properties in Arizona, which accounted for 11.7% of our total annualized rental income, interests in five consolidated properties located in South Carolina, which accounted for 9.7% of our total annualized rental income, interests in 10 consolidated properties in Florida, which accounted for 8.8% of our total annualized rental income, and interests in seven consolidated properties in Indiana, which accounted for 8.5% of our total annualized rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2010. In making these investments, we took into account the geographic concentration of our assets and corresponding rental income, which we viewed as a favorable factor based on risk reward analysis. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.

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

We believe our focus on medical office buildings and healthcare-related facilities, our experience and expertise, and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network, which provides for the early identification of and access to acquisition opportunities. In addition, this broad network allows for us to effectively lease available medical office space, retain our tenants, and maintain and improve our assets.

GOVERNMENT REGULATIONS

Healthcare-related Regulations

Overview.  The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to satisfy their contractual obligations, including making lease payments to us.

Healthcare Legislation.  On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our tenants and their ability to meet their lease obligations.

Reimbursement Programs.  Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. The financial impact on our tenants could restrict their ability to make rent payments to us.

Fraud and Abuse Laws.  There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, but are not limited to:

•	the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for the ordering of any item or service reimbursed by Medicare or Medicaid;

•	the Federal Physician Self-Referral Prohibition, commonly referred to as the Stark Law, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and

•	the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of the American Recovery and Reinvestment Act of 2009, which protects the privacy and security of personal health information.

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments to us.

Healthcare Licensure and Certification.  Some of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

Real Estate Ownership-Related Regulations

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

EMPLOYEES

As of December 31, 2010, we had approximately 50 employees. We believe that we have a strong relationship with our employees.

TAX STATUS

The following discussion addresses U.S. federal income tax considerations related to our election to be subject to taxation as a REIT and the ownership and disposition of our common stock that may be material to holders of our stock. This discussion does not address any foreign, state, or local tax consequences of holding our stock. The provisions of the Code concerning the U.S. federal income tax treatment of a REIT are highly technical and complex; the following discussion sets forth only certain aspects of those provisions. This discussion is intended to provide you with general information only and is not intended as a substitute for careful tax planning.

This summary is based on provisions of the Code, applicable final and temporary Treasury Regulations, judicial decisions, and administrative rulings and practice, all in effect as of the date of this prospectus, and should not be construed as legal or tax advice. No assurance can be given that future legislative or administrative changes or judicial decisions will not affect the accuracy of the descriptions or conclusions contained in this summary. In addition, any such changes may be retroactive and apply to transactions entered into prior to the date of their enactment, promulgation or release.

Federal Income Taxation of HTA

Subject to the discussion below regarding the closing agreement that we intend to request from the IRS, we believe that we have qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code for federal income tax purposes and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.

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

Notwithstanding the foregoing, even if we qualify for taxation as a REIT, we nonetheless may be subject to tax in certain circumstances, including the following:

•	We will be required to pay U.S. federal income tax on our undistributed REIT taxable income, including net capital gain;

•	We may be subject to the “alternative minimum tax;”

•	We may be subject to tax at the highest corporate rate on certain income from “foreclosure property” (generally, property acquired by reason of default on a lease or indebtedness held by us);

•	We will be subject to a 100% tax on net income from “prohibited transactions” (generally, certain sales or other dispositions of property, sometimes referred to as “dealer property,” held primarily for sale to customers in the ordinary course of business, other than foreclosure property) unless the gain is realized in a “taxable REIT subsidiary,” or TRS, or such property has been held by us for two years and certain other requirements are satisfied;

•	If we fail to satisfy the 75% gross income test or the 95% gross income test (discussed below), but nonetheless maintain our qualification as a REIT pursuant to certain relief provisions, we will be subject to a 100% tax on the greater of (i) the amount by which we fail the 75% gross income test or (ii) the amount by which we fail the 95% gross income test, in either case, multiplied by a fraction intended to reflect our profitability;

•	If we fail to satisfy any of the asset tests, other than the 5% or the 10% asset tests that qualify under a de minimis exception, and the failure qualifies under the general exception, as described below under “— Qualification as a REIT — Asset Tests,” then we will have to pay an excise tax equal to the greater of (i) $50,000 and (ii) an amount determined by multiplying the net income generated during a specified period by the assets that caused the failure by the highest U.S. federal income tax applicable to corporations;

•	If we fail to satisfy any REIT requirements other than the income test or asset test requirements, described below under “— Qualification as a REIT — Income Tests” and “— Qualification as a REIT — Asset Tests,” respectively, and we qualify for a reasonable cause exception, then we will have to pay a penalty equal to $50,000 for each such failure;

•	We will be subject to a 4% excise tax if certain distribution requirements are not satisfied;

•	We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record-keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders, as described below in “— Recordkeeping Requirements;”

•	If we dispose of an asset acquired by us from a C corporation in a transaction in which we took the C corporation’s tax basis in the asset, we may be subject to tax at the highest regular corporate rate on the appreciation inherent in such asset as of the date of acquisition by us;

•	We will be required to pay a 100% tax on any redetermined rents, redetermined deductions, and excess interest. In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our non-TRS tenants by one of our TRSs. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations; and

•	Income earned by our TRSs or any other subsidiaries that are taxable as C corporations will be subject to tax at regular corporate rates.

No assurance can be given that the amount of any such taxes will not be substantial. In addition, we and our subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on assets and operations. We could also be subject to tax in situations and on transactions not presently contemplated.

Qualification as a REIT

In General

The REIT provisions of the Code apply to a domestic corporation, trust, or association (i) that is managed by one or more trustees or directors, (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest, (iii) that properly elects to be taxed as a REIT and such election has not been terminated or revoked, (iv) that is neither a financial institution nor an insurance company, (v) that uses a calendar year for U.S. federal income tax purposes and complies with applicable recordkeeping requirements, and (vi) that meets the additional requirements discussed below.

Preferential dividends cannot be used to satisfy the REIT distribution requirements. In 2007, 2008 and through July 2009, shares of common stock issued pursuant to our DRIP were treated as issued as of the first day following the close of the month for which the distributions were declared, and not on the date that the cash distributions were paid to stockholders not participating in our DRIP. Because we declare distributions on a daily basis, including with respect to shares of common stock issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential. In addition, during the six months beginning September 2009 through February 2010, we paid certain IRA custodial fees with respect to IRA accounts that invested in our shares. The payment of such amounts could also be treated as dividend distributions to the IRAs, and therefore could result in our being treated as having made additional preferential dividends to our stockholders.

Accordingly, we intend to submit a request to the IRS seeking a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid. We cannot assure you that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts our proposal, we may be required to pay a penalty if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty.

If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we would likely rely on the deficiency dividend provisions of the Code to address our continued qualification as a REIT and to satisfy our distribution requirements.

Ownership Tests

In order to qualify as a REIT, commencing with our second REIT taxable year, (i) the beneficial ownership of our stock must be held by 100 or more persons during at least 335 days of a 12-month taxable year (or during a proportionate part of a taxable year of less than 12 months) for each of our taxable years and (ii) during the last half of each taxable year, no more than 50% in value of our stock may be owned, directly or indirectly, by or for five or fewer individuals (the “5/50 Test”). Stock ownership for purposes of the 5/50 Test is determined by applying the constructive ownership provisions of Section 544(a) of the Code, subject to certain modifications. The term “individual” for purposes of the 5/50 Test includes a private foundation, a trust providing for the payment of supplemental unemployment compensation benefits, and a portion of a trust permanently set aside or to be used exclusively for charitable purposes. A “qualified trust” described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code generally is not treated as an individual; rather, stock held by it is treated as owned proportionately by its beneficiaries.

We believe that we have satisfied and will continue to satisfy the above ownership requirements. In addition, our charter restricts ownership and transfers of our stock that would violate these requirements, although these restrictions may not be effective in all circumstances to prevent a violation. We will be deemed to have satisfied the 5/50 Test for a particular taxable year if we have complied with all the requirements for ascertaining the ownership of our outstanding stock in that taxable year and have no reason to know that we have violated the 5/50 Test.

Income Tests

In order to maintain qualification as a REIT, we must annually satisfy two gross income requirements:

(1) First, at least 75% of our gross income (excluding gross income from prohibited transactions and certain other income and gains as described below) for each taxable year must be derived, directly or indirectly, from investments relating to real property or mortgages on real property or from certain types of temporary investments (or any combination thereof). Qualifying income for purposes of this 75% gross income test generally includes: (a) rents from real property, (b) interest on obligations secured by mortgages on real property or on interests in real property, (c) dividends or other distributions on, and gain from the sale of, shares in other REITs, (d) gain from the sale of real estate assets (other than gain from prohibited transactions), (e) income and gain derived from foreclosure property, and (f) qualified temporary investment income (see “Qualified Temporary Investment Income” below); and

(2) Second, in general, at least 95% of our gross income (excluding gross income from prohibited transactions and certain other income and gains as described below) for each taxable year must be derived from sources qualifying under the 75% gross income test and from other types of dividends and interest, gain from the sale or disposition of stock or securities that are not dealer property, or any combination of the above.

Rents we receive will qualify as rents from real property only if several conditions are met. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents received from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS and either (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space, or (ii) the property leased is a “qualified lodging facility,” as defined in Section 856(d)(9)(D) of the Code, or a “qualified health care property,” as defined in Section 856(e)(6)(D)(i), and certain other conditions are satisfied. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

Generally, for rents to qualify as rents from real property, we may provide directly only an insignificant amount of services, unless those services are “usually or customarily rendered” in connection with the rental of real property and not otherwise considered “rendered to the occupant” under the applicable tax rules. Accordingly, we may not provide “impermissible services” to tenants (except through an independent contractor from whom we derive no revenue and that meets other requirements or through a TRS) without giving rise to “impermissible tenant service income.” Impermissible tenant service income is deemed to be at least 150% of the direct cost to us of providing the service. If the impermissible tenant service income exceeds 1% of our total income from a property, then all of the income from that property will fail to qualify as rents from real property. If the total amount of impermissible tenant service income from a property does not exceed 1% of our total income from the property, the services will not disqualify any other income from the property that qualifies as rents from real property, but the impermissible tenant service income will not qualify as rents from real property.

We do not intend to charge significant rent that is based in whole or in part on the income or profits of any person, derive significant rents from related party tenants, derive rent attributable to personal property leased in connection with real property that exceeds 15% of the total rents from that property, or derive impermissible tenant service income that exceeds 1% of our total income from any property if the treatment of the rents from such property as nonqualified rents could cause us to fail to qualify as a REIT.

Distributions that we receive from a TRS will be classified as dividend income to the extent of the earnings and profits of the TRS. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not under the 75% gross income test. Any dividends received by us from a REIT will be qualifying income for purposes of both the 95% and 75% gross income tests.

If we fail to satisfy one or both of the 75% or the 95% gross income tests, we may nevertheless qualify as a REIT for a particular year if we are entitled to relief under certain provisions of the Code. Those relief provisions generally will be available if our failure to meet such tests is due to reasonable cause and not due to willful neglect and we file a schedule describing each item of our gross income for such year(s) in accordance with the applicable Treasury Regulations. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions.

Foreclosure property.  Foreclosure property is real property (including interests in real property) and any personal property incident to such real property (1) that is acquired by a REIT as a result of the REIT having bid in the property at foreclosure, or having otherwise reduced the property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of the property or a mortgage loan held by the REIT and secured by the property, (2) for which the related loan or lease was made, entered into or acquired by the REIT at a time when default was not imminent or anticipated and (3) for which such REIT makes an election to treat the property as foreclosure property. REITs generally are subject to tax at the maximum corporate rate (currently 35%) on any net income from foreclosure property, including any gain from the disposition of the foreclosure property, other than income that would otherwise be qualifying income for purposes of the 75% gross income test. Any gain from the sale of property for which a foreclosure property election has been made will not be subject to the 100% tax on gains from prohibited transactions described above, even if the property is held primarily for sale to customers in the ordinary course of a trade or business.

Hedging transactions.  We may enter into hedging transactions with respect to one or more of our assets or liabilities. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. Except to the extent as may be provided by future Treasury Regulations, any income from a hedging transaction which is clearly identified as such before the close of the day on which it was acquired, originated or entered into, including gain from the disposition or termination of such a transaction, will not constitute gross income for purposes of the 95% and 75% gross income tests, provided that the hedging transaction is entered into (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to indebtedness incurred or to be incurred by us to acquire or carry real estate assets or (ii) primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests (or any property which generates such income or gain). To the extent we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both the 75% and 95% gross income tests. We intend to structure and monitor our hedging transactions so that such transactions do not jeopardize our ability to qualify as a REIT.

Qualified temporary investment income.  Income derived from certain types of temporary stock and debt investments made with the proceeds of this offering, not otherwise treated as qualifying income for the 75% gross income test, generally will nonetheless constitute qualifying income for purposes of the 75% gross income test for the year following this offering. More specifically, qualifying income for purposes of the 75% gross income test includes “qualified temporary investment income,” which generally means any income that is attributable to stock or a debt instrument, is attributable to the temporary investment of new equity capital and certain debt capital, and is received or accrued during the one-year period beginning on the date on which the REIT receives such new capital. After the one year period following this offering, income from investments of the proceeds of this offering will be qualifying income for purposes of the 75% income test only if derived from one of the other qualifying sources enumerated above.

Asset Tests

At the close of each quarter of each taxable year, we must also satisfy four tests relating to the nature of our assets. First, real estate assets, cash and cash items, and government securities must represent at least 75% of the value of our total assets. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments that are not included in the 75% asset class and that are not securities of our TRSs, (i) the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and (ii) we may not own more than 10% by vote or by value of any one issuer’s outstanding securities. For purposes of the 10% value test, debt instruments issued by a partnership are not classified as “securities” to the extent of our interest as a partner in such partnership (based on our proportionate share of the partnership’s equity interests and certain debt securities) or if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test. For purposes of the 10% value test, the term “securities” also does not include debt securities issued by another REIT, certain “straight debt” securities (for example, qualifying debt securities of a corporation of which we own no more than a de minimis amount of equity interest), loans to individuals or estates, and accrued obligations to pay rent. Fourth, securities of our TRSs cannot represent more than 25% of our total assets. Although we intend to meet these asset tests, no assurance can be given that we will be able to do so. For purposes of these asset tests, we are treated as holding our proportionate share of our subsidiary partnerships’ assets. Also, for purposes of these asset tests, the term “real estate assets” includes any property that is not otherwise a real estate asset and that is attributable to the temporary investment of new capital, but only if such property is stock or a debt instrument, and only for the one-year period beginning on the date the REIT receives such capital. “Real estate assets” include our investments in stocks of other REITs but do not include stock of any real estate company, or other company, that does not qualify as a REIT (unless eligible for the special rule for temporary investment of new capital).

We will monitor the status of our assets for purposes of the various asset tests and will endeavor to manage our portfolio in order to comply at all times with such tests. If we fail to satisfy the asset tests at the end of a calendar quarter, we will not lose our REIT status if one of the following exceptions applies:

•	We satisfied the asset tests at the end of the preceding calendar quarter, and the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets; or

•	We eliminate any discrepancy within 30 days after the close of the calendar quarter in which it arose.

Moreover, if we fail to satisfy the asset tests at the end of a calendar quarter during a taxable year, we will not lose our REIT status if one of the following additional exceptions applies:

•	De Minimis Exception: The failure is due to a violation of the 5% or 10% asset tests referenced above and is “de minimis” (meaning that the failure is one that arises from our ownership of assets the total value of which does not exceed the lesser of 1% of the total value of our assets at the end of the quarter in which the failure occurred and $10 million), and we either dispose of the assets that caused the failure or otherwise satisfy the asset tests within six months after the last day of the quarter in which our identification of the failure occurred; or

•	General Exception: All of the following requirements are satisfied: (i) the failure is not due to the above De Minimis Exception, (ii) the failure is due to reasonable cause and not willful neglect, (iii) we file a schedule in accordance with Treasury Regulations providing a description of each asset that caused the failure, (iv) we either dispose of the assets that caused the failure or otherwise satisfy the asset tests within six months after the last day of the quarter in which our identification of the failure occurred, and (v) we pay an excise tax as described above in “— Taxation of Our Company.”

Annual Distribution Requirements

In order to qualify as a REIT, each taxable year we must distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain, and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. We generally must pay such distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. For these purposes, if we declare a dividend in October, November, or December, payable to stockholders of record on a day in such months, and distribute such dividend in the following January, it will be treated as having been paid on December 31 of the year in which it was declared.

To the extent that we do not distribute all of our net capital gain and taxable income, we will be subject to U.S. federal, state and local tax on the undistributed amount at regular corporate income tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our REIT taxable income (subject to certain adjustments) for such year, (ii) 95% of our capital gain net income for such year, and (iii) 100% of any corresponding undistributed amounts from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the sum of amounts actually distributed plus retained income from such taxable year on which we paid corporate income tax.

Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our stockholders in a later year that may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay interest based upon the amount of any deduction taken for deficiency dividends. Amounts paid as deficiency dividends are generally treated as taxable income for U.S. federal income tax purposes.

In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential” within the meaning of the Code. A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit REITs from offering shares under a dividend reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend.

We may retain and pay income tax on net long-term capital gains we received during the tax year. To the extent we so elect, (i) each stockholder must include in its income (as long-term capital gain) its proportionate share of our undistributed long-term capital gains, (ii) each stockholder is deemed to have paid, and receives a credit for, its proportionate share of the tax paid by us on the undistributed long-term capital gains, and (iii) each stockholder’s basis in its stock is increased by the included amount of the undistributed long-term capital gains less their share of the tax paid by us.

To qualify as a REIT, we may not have, at the end of any taxable year, any undistributed earnings and profits accumulated in any non-REIT taxable year. We believe that we have not had any non-REIT earnings and profits at the end of any taxable year and we intend to distribute any non-REIT earnings and profits that we accumulate before the end of any taxable year in which we accumulate such earnings and profits.

Failure to Qualify

If we fail to qualify as a REIT and such failure is not an asset test or income test failure subject to the cure provisions described above, we generally will be eligible for a relief provision if the failure is due to reasonable cause and not willful neglect and we pay a penalty of $50,000 with respect to such failure.

If we fail to qualify for taxation as a REIT in any taxable year and no relief provisions apply, we generally will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to our stockholders in any year in which we fail to qualify as a REIT will not be deductible by us nor will they be required to be made. In such event, to the extent of our current or accumulated earnings and profits, all distributions to our stockholders will be taxable as dividend income. Subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction, and individual, trust and estate stockholders may be eligible to treat the dividends received from us as qualified dividend income taxable as net capital gains, under the provisions of Section 1(h)(11) of the Code, through the end of 2012. Unless entitled to relief under specific statutory provisions, we also will be ineligible to elect to be taxed as a REIT again prior to the fifth taxable year following the first year in which we failed to qualify as a REIT under the Code.

Our qualification as a REIT for U.S. federal income tax purposes will depend on our continuing to meet the various requirements summarized above governing the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders. Although we intend to operate in a manner that will enable us to comply with such requirements, there can be no certainty that such intention will be realized. In addition, because the relevant laws may change, compliance with one or more of the REIT requirements may become impossible or impracticable for us.

Taxation of U.S. Stockholders

The term “U.S. stockholder” means an investor in our stock that, for U.S. federal income tax purposes, is (i) a citizen or resident of the United States, (ii) a corporation or other entity treated as a corporation that is created or organized in or under the laws of the United States, any of its states or the District of Columbia, (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust (a) if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) that has a valid election in effect under the applicable Treasury Regulations to be treated as a U.S. person under the Code. If a partnership, including any entity treated as a partnership for U.S. federal income tax purposes, holds our stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. If you are a partner in a partnership holding our stock, you are urged to consult your tax advisor regarding the consequences of the ownership and disposition of shares of our stock by the partnership. This summary assumes that stockholders hold our stock as capital assets for U.S. federal income tax purposes, which generally means property held for investments.

This discussion does not address all aspects of federal income taxation that may apply to persons that are subject to special treatment under the Code, such as (i) insurance companies; (ii) financial institutions or broker-dealers; (iii) persons who mark-to-market our stock; (iv) subchapter S corporations; (v) U.S. stockholders whose functional currency is not the U.S. dollar; (vi) regulated investment companies; (x) holders who receive our stock through the exercise of employee stock options or otherwise as compensation; (vii) persons holding shares of our stock as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment; and (viii) persons subject to the alternative minimum tax provisions of the Code.

Distributions

Distributions by us, other than capital gain dividends, will constitute ordinary dividends to the extent of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes. In general, these dividends will be taxable as ordinary income and will not be eligible for the dividends-received deduction for corporate stockholders. Our ordinary dividends generally will not qualify as “qualified dividend income” currently taxed as net capital gain for U.S. stockholders that are individuals, trusts, or estates. However, provided we properly designate the distributions, distributions to U.S. stockholders that are individuals, trusts, or estates generally will constitute qualified dividend income to the extent the U.S. stockholder satisfies certain holding period requirements and to the extent the dividends are attributable to (i) qualified dividend income we receive from other corporations during the taxable year, including from our TRSs, and (ii) our undistributed earnings or built-in gains taxed at the corporate level during the immediately preceding year. We do not anticipate distributing a significant amount of qualified dividend income. Absent an extension, the favorable rates for qualified dividend income will not apply for taxable years beginning after December 31, 2012.

To the extent that we make a distribution in excess of our current and accumulated earnings and profits (a “return of capital distribution”), the distribution will be treated first as a tax-free return of capital, reducing the tax basis in a U.S. stockholder’s stock. To the extent a return of capital distribution exceeds a U.S. stockholder’s tax basis in its stock, the distribution will be taxable as capital gain realized from the sale of such stock.

Dividends declared by us in October, November or December and payable to a stockholder of record on a specified date in any such month shall be treated both as paid by us and as received by the stockholder on December 31, provided that the dividend is actually paid by us during January of the following calendar year.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax generally applicable to REITs if certain distribution requirements are not met. Moreover, any deficiency dividend will be treated as an ordinary or a capital gain dividend, as the case may be, regardless of our earnings and profits at the time the distribution is actually made. As a result, stockholders may be required to treat certain distributions as taxable dividends that would otherwise result in a tax-free return of capital.

Distributions that are properly designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its stock. However, corporate stockholders may be required to treat up to 20% of certain capital gain dividends as ordinary income. In addition, U.S. stockholders may be required to treat a portion of any capital gain dividend as “unrecaptured Section 1250 gain,” taxable at a maximum rate of 25%, if we incur such gain. Capital gain dividends are not eligible for the dividends-received deduction for corporations.

The REIT provisions of the Code do not require us to distribute our long-term capital gain, and we may elect to retain and pay income tax on our net long-term capital gains received during the taxable year. If we so elect for a taxable year, our stockholders would include in income as long-term capital gains their proportionate share of designated retained net long-term capital gains for the taxable year. A U.S. stockholder would be deemed to have paid its share of the tax paid by us on such undistributed capital gains, which would be credited or refunded to the stockholder. The U.S. stockholder’s basis in its stock would be increased by the amount of undistributed long-term capital gains (less the capital gains tax paid by us) included in the U.S. stockholder’s long-term capital gains.

Passive Activity Loss and Investment Interest Limitations; No Pass Through of Losses

Our distributions and gain from the disposition of our stock will not be treated as passive activity income and, therefore, U.S. stockholders will not be able to apply any “passive losses” against such income. With respect to non-corporate U.S. stockholders, our distributions (to the extent they do not constitute a return of capital) that are taxed at ordinary income rates will generally be treated as investment income for purposes of the investment interest limitation; however, net capital gain from the disposition of our stock (or distributions treated as such), capital gain dividends, and dividends taxed at net capital gains rates generally will be excluded from investment income except to the extent the U.S. stockholder elects to treat such amounts as ordinary income for U.S. federal income tax purposes. U.S. stockholders may not include in their own U.S. federal income tax returns any of our net operating or net capital losses.

Sale or Disposition of Stock

In general, any gain or loss realized upon a taxable disposition of shares of our stock by a stockholder that is not a dealer in securities will be a long-term capital gain or loss if the stock has been held for more than one year and otherwise will be a short-term capital gain or loss. However, any loss upon a sale or exchange of the stock by a stockholder who has held such stock for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of our distributions or undistributed capital gains required to be treated by such stockholder as long-term capital gain. All or a portion of any loss realized upon a taxable disposition of shares of our stock may be disallowed if the taxpayer purchases other shares of our common stock within 30 days before or after the disposition.

Medicare Tax on Unearned Income

For taxable years beginning after December 31, 2012, certain U.S. stockholders that are individuals, estates or trusts and have modified adjusted gross income exceeding certain thresholds will be required to pay an additional 3.8% tax (the “Medicare Tax”) on, among other things, certain dividends on and capital gains from the sale or other disposition of stock. U.S. stockholders that are individuals, estates or trusts should consult their tax advisors regarding the effect, if any, of the Medicare Tax on their ownership and disposition of our stock.

Taxation of U.S. Tax-Exempt Stockholders

In General

In general, a U.S. tax-exempt organization is exempt from U.S. federal income tax on its income, except to the extent of its “unrelated business taxable income” or UBTI, which is defined by the Code as the gross income derived from any trade or business which is regularly carried on by a tax-exempt entity and unrelated to its exempt purposes, less any directly connected deductions and subject to certain modifications. For this purpose, the Code generally excludes from UBTI any gain or loss from the sale or other disposition of property (other than stock in trade or property held primarily for sale in the ordinary course of a trade or business), dividends, interest, rents from real property, and certain other items. However, a portion of any such gains, dividends, interest, rents, and other items generally is UBTI to the extent derived from debt-financed property, based on the amount of “acquisition indebtedness” with respect to such debt-financed property.

Distributions we make to a tax-exempt employee pension trust or other domestic tax-exempt stockholder or gains from the disposition of our stock held as capital assets generally will not constitute UBTI unless the exempt organization’s stock is debt-financed property (e.g., the stockholder has incurred “acquisition indebtedness” with respect to such stock). However, if we are a “pension-held REIT,” this general rule may not apply to distributions to certain pension trusts that are qualified trusts and that hold more than 10% (by value) of our stock. We will be treated as a “pension-held REIT” if (i) treating qualified trusts as individuals would cause us to fail the 5/50 Test (as defined above) and (ii) we are “predominantly held” by qualified trusts. We will be “predominantly held” by qualified trusts if either (i) a single qualified trust holds more than 25% by value of our stock or (ii) one or more qualified trusts, each owning more than 10% by value of our stock, hold in the aggregate more than 50% by value of our stock. In the event we are a pension-held REIT, the percentage of any dividend received from us treated as UBTI would be equal to the ratio of (a) the gross UBTI (less certain associated expenses) earned by us (treating us as if we were a qualified trust and, therefore, subject to tax on UBTI) to (b) our total gross income (less certain associated expenses). A de minimis exception applies where the ratio set forth in the preceding sentence is less than 5% for any year; in that case, no dividends are treated as UBTI. We cannot assure you that we will not be treated as a pension-held REIT.

Special Issues

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17), and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally will require them to characterize distributions from us as UBTI.

Taxation of Non-U.S. Stockholders

The rules governing U.S. federal income taxation of non-U.S. stockholders, such as nonresident alien individuals, foreign corporations, and foreign trusts and estates (“non-U.S. stockholders”), are complex. This section is only a partial discussion of such rules. This discussion does not attempt to address the considerations that may be relevant for non-U.S. stockholders that are partnerships or other pass-through entities, that hold their stock through intermediate entities, that have special statuses (such as sovereigns), or that otherwise are subject to special rules. Prospective non-U.S. stockholders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on their ownership of our stock, including any reporting requirements.

Distributions

A non-U.S. stockholder that receives a distribution that is not attributable to gain from our sale or exchange of “United States real property interests” (as defined below) and that we do not designate as a capital gain dividend generally will recognize ordinary income to the extent that we pay the distribution out of our current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply unless an applicable tax treaty reduces or eliminates the tax. Under some treaties, lower withholding rates do not apply to dividends from REITs or are available in limited circumstances. However, if a distribution is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to U.S. federal income tax on the distribution at graduated rates (in the same manner as U.S. stockholders are taxed on distributions) and also may be subject to the 30% branch profits tax in the case of a corporate non-U.S. stockholder. We plan to withhold U.S. income tax at the rate of 30% on the gross amount of any distribution paid to a non-U.S. stockholder that is neither a capital gain dividend nor a distribution that is attributable to gain from the sale or exchange of “United States real property interests” unless either (i) a lower treaty rate or special provision of the Code (e.g., Section 892) applies and the non-U.S. stockholder files with us any required IRS Form W-8 (for example, an IRS Form W-8BEN) evidencing eligibility for that reduced rate or (ii) the non-U.S. stockholder files with us an IRS Form W-8ECI claiming that the distribution is effectively connected income.

A non-U.S. stockholder generally will not incur tax on a return of capital distribution in excess of our current and accumulated earnings and profits that is not attributable to the gain from our disposition of a “United States real property interest” if the excess portion of the distribution does not exceed the adjusted basis of the non-U.S. stockholder’s stock. Instead, the excess portion of the distribution will reduce the adjusted basis of the stock. However, a non-U.S. stockholder will be subject to tax on such a distribution that exceeds both our current and accumulated earnings and profits and the non-U.S. stockholder’s adjusted basis in the stock, if the non-U.S. stockholder otherwise would be subject to tax on gain from the sale or disposition of its stock, as described below. Because we generally cannot determine at the time we make a distribution whether or not the distribution will exceed our current and accumulated earnings and profits, we normally will withhold tax on the entire amount of any distribution at the same rate as we would withhold on a dividend. However, a non-U.S. stockholder may file a U.S. federal income tax return and obtain a refund from the IRS of amounts that we withhold if we later determine that a distribution in fact exceeded our current and accumulated earnings and profits.

We may be required to withhold 10% of any distribution that exceeds our current and accumulated earnings and profits. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution that is neither attributable to the gain from our disposition of a “United States real property interest” nor designated by us as a capital gain dividend, to the extent that we do not do so, we will withhold at a rate of 10% on any portion of a distribution not subject to withholding at a rate of 30%.

Subject to the exception discussed below for 5% or smaller holders of regularly traded classes of stock, a non-U.S. stockholder will incur tax on distributions that are attributable to gain from our sale or exchange of “United States real property interests” under special provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, regardless of whether we designate such distributions as capital gain distributions. The term “United States real property interests” includes interests in U.S. real property and stock in U.S. corporations at least 50% of whose assets consist of interests in U.S. real property. Under those rules, a non-U.S. stockholder is taxed on distributions attributable to gain from sales of United States real property interests as if the gain were effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business. A non-U.S. stockholder thus would be required to file a U.S. federal income tax return to report such income and would be taxed on such a distribution at the normal capital gain rates applicable to U.S. stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A corporate non-U.S. stockholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution. We generally must withhold 35% of any distribution subject to these rules (“35% FIRPTA Withholding”). A non-U.S. stockholder may receive a credit against its tax liability for the amount we withhold.

A non-U.S. stockholder that owns no more than 5% of our stock at all times during the one-year period ending on the date of a distribution would not be subject to FIRPTA, branch profits tax or 35% FIRPTA Withholding with respect to a distribution on stock that is attributable to gain from our sale or exchange of United States real property interests, if our stock were regularly traded on an established securities market in the United States. Instead, any such distributions made to such non-U.S. stockholder would be subject to the general withholding rules discussed above, which generally impose a withholding tax equal to 30% of the gross amount of each distribution (unless reduced by treaty). Our shares are not traded on an established securities market.

Distributions that are designated by us as capital gain dividends, other than those attributable to the disposition of a U.S. real property interest, generally should not be subject to U.S. federal income taxation unless:

•	such distribution is effectively connected with the non-U.S. stockholder’s U.S. trade or business and, if certain treaties apply, is attributable to a U.S. permanent establishment maintained by the non-U.S. stockholder, in which case the non-U.S. stockholder will be subject to tax on a net basis in a manner similar to the taxation of U.S. stockholders with respect to such gain, except that a holder that is a foreign corporation may also be subject to the additional 30% branch profits tax; or

•	the non-U.S. stockholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case such nonresident alien individual generally will be subject to a 30% tax on the individual’s net U.S. source capital gain.

It is not entirely clear to what extent we are required to withhold on distributions to non-U.S. stockholders that are not treated as ordinary income and are not attributable to the disposition of a United States real property interest. Unless the law is clarified to the contrary, we will generally withhold and remit to the IRS 35% of any distribution to a non-U.S. stockholder that is designated as a capital gain dividend (or, if greater, 35% of a distribution that could have been designated as a capital gain dividend). Distributions can be designated as capital gain dividends to the extent of our net capital gain for the taxable year of the distribution. The amount withheld is creditable against the non-U.S. stockholder’s U.S. federal income tax liability.

Dispositions

If gain on the sale of the stock were taxed under FIRPTA, a non-U.S. stockholder would be taxed on that gain in the same manner as U.S. stockholders with respect to that gain, subject to applicable alternative minimum tax, and a special alternative minimum tax in the case of nonresident alien individuals. A non-U.S. stockholder generally will not incur tax under FIRPTA on a sale or other disposition of our stock if we are a “domestically controlled qualified investment entity,” which requires that, during the shorter of the period since our formation and the five-year period ending on the date of the distribution or disposition, non-U.S. stockholders hold, directly or indirectly, less than 50% in value of our stock and we are qualified as a REIT. We cannot assure you that we will be a domestically controlled qualified investment entity. In addition, the gain from a sale of our stock by a non-U.S. stockholder will not be subject to tax under FIRPTA if (i) our stock is considered regularly traded under applicable Treasury Regulations on an established securities market, such as the New York Stock Exchange, and (ii) the non-U.S. stockholder owned, actually or constructively, 5% or less of our stock at all times during a specified testing period. Our shares are not traded on an established securities market.

In addition, even if we are a domestically controlled qualified investment entity, upon a disposition of our stock, a non-U.S. stockholder may be treated as having gain from the sale or exchange of a United States real property interest if the non-U.S. stockholder (i) disposes of an interest in our stock during the 30-day period preceding the ex-dividend date of a distribution, any portion of which, but for the disposition, would have been treated as gain from sale or exchange of a United States real property interest, and (ii) directly or indirectly acquires, enters into a contract or option to acquire, or is deemed to acquire, other shares of our stock within 30 days before or after such ex-dividend date. The foregoing rule does not apply if the exception described above for dispositions by 5% or smaller holders of regularly traded classes of stock is satisfied.

Furthermore, a non-U.S. stockholder generally will incur tax on gain not subject to FIRPTA if (i) the gain is effectively connected with the non-U.S. stockholder’s U.S. trade or business and, if certain treaties apply, is attributable to a U.S. permanent establishment maintained by the non-U.S. stockholder, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain, or (ii) the non-U.S. stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the non-U.S. stockholder will generally incur a 30% tax on his or her net U.S. source capital gains.

Purchasers of our stock from a non-U.S. stockholder generally will be required to withhold and remit to the IRS 10% of the purchase price unless at the time of purchase (i) any class of our stock is regularly traded on an established securities market in the United States (subject to certain limits if the stock sold are not themselves part of such a regularly traded class) or (ii) we are a domestically controlled qualified investment entity. The non-U.S. stockholder may receive a credit against its tax liability for the amount withheld.

Information Reporting Requirements and Backup Withholding Tax

We will report to our U.S. stockholders and to the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. stockholder may be subject to backup withholding at the current rate of 28% with respect to distributions paid, unless such stockholder (i) is a corporation or other exempt entity and, when required, proves its status or (ii) certifies under penalties of perjury that the taxpayer identification number the stockholder has furnished to us is correct and the stockholder is not subject to backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A U.S. stockholder that does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.

We will also report annually to the IRS and to each non-U.S. stockholder the amount of dividends paid to such holder and the tax withheld with respect to such dividends, regardless of whether withholding was required. Copies of the information returns reporting such dividends and withholding may also be made available to the tax authorities in the country in which the non-U.S. stockholder resides under the provisions of an applicable income tax treaty. A non-U.S. stockholder may be subject to back-up withholding unless applicable certification requirements are met.

New reporting requirements generally will apply with respect to dispositions of REIT shares acquired after 2010 (2011 in the case of shares acquired in connection with a distribution reinvestment plan). Brokers that are required to report the gross proceeds from a sale of shares on Form 1099-B will also be required to report the customer’s adjusted basis in the shares and whether any gain or loss with respect to the shares is long-term or short-term. In some caes, there may be alternative methods of determining the basis in shares that are disposed of, in which case your broker will apply a default method of its choosing if you do not indicate which method you choose to have applied. You should consult with your own tax advisor regarding the new reporting requirements and your election options.

Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against such holder’s U.S. federal income tax liability, provided the required information is furnished to the IRS.

Additional U.S. Federal Income Tax Withholding Rules

Additional U.S. federal income tax withholding rules apply to certain payments made after December 31, 2012 to foreign financial institutions and certain other non-U.S. entities. A withholding tax of 30% would apply to dividends and the gross proceeds of a disposition of our stock paid to certain foreign entities unless various information reporting requirements are satisfied. For these purposes, a foreign financial institution generally is defined as any non-U.S. entity that (i) accepts deposits in the ordinary course of a banking or similar business, (ii) as a substantial portion of its business, holds financial assets for the account of others, or (iii) is engaged or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities, partnership interests, commodities, or any interest in such assets. Prospective investors are encouraged to consult their tax advisors regarding the implications of these rules with respect to their investment in our stock, as well as the status of any related federal regulations.

Sunset of Reduced Tax Rate Provisions

Several of the tax considerations described herein are subject to a sunset provision. The sunset provisions generally provide that for taxable years beginning after December 31, 2012, certain provisions that are currently in the Code will revert back to a prior version of those provisions. These provisions include provisions related to the reduced maximum U.S. federal income tax rate for long-term capital gains of 15% (rather than 20%) for taxpayers taxed at individual rates, the application of the 15% U.S. federal income tax rate for qualified dividend income, and certain other tax rate provisions described herein. The impact of this reversion generally is not discussed herein. Prospective stockholders are urged to consult their tax advisors regarding the effect of sunset provisions on an investment in our stock.

Legislative or Other Actions Affecting REITs

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal tax laws and interpretations of federal tax laws could adversely affect an investment in our stock.

State, Local and Foreign Tax

We may be subject to state, local and foreign tax in states, localities and foreign countries in which we do business or own property. The tax treatment applicable to us and our stockholders in such jurisdictions may differ from the U.S. federal income tax treatment described above.

BOARD REVIEW OF OUR INVESTMENT POLICIES

Our board of directors has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our management to ensure such policies are carried out, and that such policies are updated and adjusted consistent with our charter, our strategic plan and business model, and any changes in law or regulation. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed.

As required by our charter, our independent directors have reviewed our policies referred to above and determined that they are in the best interest of our stockholders because they provide the basis for and increase the likelihood that we will be able to acquire a diversified portfolio of stable income producing properties, thereby properly managing risk and creating stable yield and long term value in our portfolio, and they define the attributes we seek when evaluating the sufficiency of our acquisition opportunities. Our implementation of and commitment to these policies is further enhanced by the facts that (1) our executive officers, directors and management have across the board expertise with the type of real estate investments we seek to acquire and own, and (2) our liquidity and borrowings have enabled us to purchase assets in both good and challenging economic environments and to timely earn short and rental income, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our executive officers included in Part III, Item 10 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 1A.	Risk Factors.

Investment Risks

There is currently no public market for shares of our common stock. Therefore, it will be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which may not occur in the near future or at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders’ ability to sell their shares. We have adopted a share repurchase plan but it is limited in terms of the amount of shares which may be repurchased quarterly and annually and may be limited, suspended, terminated or amended at any time by our board of directors, in its sole discretion, upon 30 days’ notice. On November 24, 2010, we, with the approval of our board of directors, elected to amend and restate our share repurchase plan effective January 1, 2011. Starting in the first calendar quarter of 2011, we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding. Funding for our repurchase program each quarter will come exclusively from and will be limited to the sale of shares under our DRIP during such quarter. These limits have prevented us from accommodating all repurchase requests in the past and are likely to do so in the future. In addition, with the termination of our follow-on offering on February 28, 2011, except for the DRIP, we are conducting an ongoing review of potential alternatives for our share repurchase plan, including the suspension or termination of the plan.

Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment has been reduced by approximately 11.5% of the gross offering proceeds that was used to pay selling commissions, the dealer manager fee and organizational and offering expenses. We also are required to use gross offering proceeds to pay acquisition expenses. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value equal to the price they paid for their shares. Thus, stockholders should consider their investment in our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

The availability and timing of cash distributions to our stockholders is uncertain.

In the past we have made monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In the future, we will be restricted by the terms of our credit agreement for our unsecured credit facility from paying distributions in excess of our FFO, as adjusted pursuant to the terms of the credit agreement, or a percentage of such adjusted FFO. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90.0% of our ordinary taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may include a return of capital.

Distributions payable to stockholders may include a return of capital, rather than a return on capital. We expect to continue to make monthly distributions to our stockholders. However, the actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. We may not have sufficient cash available from operations to pay distributions required to maintain our status as a REIT and may need to use borrowed funds to make such cash distributions, which may reduce the amount of proceeds available for investment and operations. Additionally, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital, which will decrease our stockholders’ tax basis in their investment in shares of our common stock. Our organizational documents do not establish a limit on the amount of net proceeds we may use to fund distributions.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid, without limitation, with borrowed funds.

The amount of the distributions we make to our stockholders will be determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT, as well as any liquidity event alternatives we may pursue. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share based on a $10.00 share price, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, and we have continued to declare distributions at that rate through the first quarter of 2011. However, our board may reduce our distribution rate and we cannot guarantee the amount and timing of distributions paid in the future, if any.

If our cash flow from operations is less than the distributions our board of directors determines to pay, we would be required to pay our distributions, or a portion thereof, with borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In the past we have paid a portion of our distributions using offering proceeds or borrowed funds, and we may continue to use borrowed funds in the future to pay distributions. For the year ended December 31, 2010, we paid distributions of $116,727,000 ($60,176,000 in cash and $56,551,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $58,503,000. The remaining $58,224,000 of distributions paid in excess of our cash flow from operations, or 50%, was paid using borrowed funds. In addition, the DRIP may be terminated at any time by our board of directors and may be amended at any time by our board of directors, at its sole discretion, upon 10 days notice.

Our operations have resulted in net losses to date, which makes our future performance and the performance of an investment in our shares difficult to predict.

For the years ended December 31, 2010, 2009, 2008, our operations resulted in a net loss of approximately $7.92 million, $24.77 million and $28.41 million, respectively. We have experienced net losses since our inception and our net losses may increase in the future. Our net losses increase the risk and uncertainty investors face in making an investment in our shares, including risks related to our ability to pay future distributions.

We presently intend to effect a liquidity event by September 20, 2013; however, we cannot assure our stockholders that we will effect a liquidity event by such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to sell shares through our share repurchase plan. We may amend or terminate our share repurchase plan with 30 days notice. We may also consider various forms of liquidity events, including but not limited to (1) a Listing, (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company, and (3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event by September 20, 2013. However, we cannot assure our stockholders that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

Because a portion of the offering price from the sale of shares was used to pay expenses and fees, the full offering price paid by stockholders was not invested in real estate investments. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after a Listing is substantially in excess of the original purchase price of our assets.

In the event our shares of common stock are listed on a national securities exchange, our common stock will be converted into shares of Class A and Class B common stock, the shares of Class B common stock would not immediately be listed on such exchange and there would be no public market for the shares of Class B common stock.

Our charter provides that in the event our shares of common stock are listed on a national securities exchange, our common stock will automatically be reclassified and converted into shares of Class A common stock and Class B common stock immediately prior to a Listing. The shares of Class A common stock would be listed on a national securities exchange upon Listing. The shares of Class B common stock would not be listed. Rather, those shares would convert into shares of Class A common stock and become listed in defined phases, over a defined period of time. We believe all shares of Class B common stock would convert into shares of Class A common stock within 18 months of a Listing, with individual classes of Class B common stock converting into Class A common stock and becoming listed every six months. If we pursue a Listing, the ultimate length of the overall phased in liquidity program and the timing of each of the phases will depend on a number of factors, including the timing of the Listing. As a result, there would be no public market for the shares of Class B common stock. Until the shares of Class B common stock convert into Class A shares and become listed, they cannot be traded on a national securities exchange. As a result, after a Listing, our stockholders will have very limited, if any, liquidity with respect to their shares of Class B common stock. Further, the trading price per share of Class A common stock when each class of Class B common stock converts into Class A common stock could be very different than the trading price per share of the Class A common stock on the date of a Listing. As a result, stockholders may receive less consideration for their shares than they may have received if they had been able to sell immediately upon the effectiveness of a Listing.

Risks Related to Our Business

We are dependent on investments in a single industry, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were investing in multiple industries.

We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we were investing in multiple industries. Specifically, any industry downturn could negatively impact the ability of our tenants to make loan or lease payments to us as well as their ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations as well as our ability to make distributions to our stockholders.

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

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize.

The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in 2010, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

Our success may be hampered by the recent slowdown in the real estate industry.

Our business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent financial disruption and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in our industry, which may continue through 2011. A slow economic recovery could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that we have already experienced, and would continue to put downward pressure on our revenues and operating results. To the extent that any decline in our revenues and operating results impacts our performance, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.

Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•	one or more lenders under our unsecured credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

The length and severity of any economic slowdown or downturn cannot be predicted. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, will only insure amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose any amount of our deposits over any federally-insured amounts. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

As a self-managed company, our ability to achieve our investment objectives and to pay distributions is increasingly dependent upon the performance of our board of directors, Scott D. Peters as our Chief Executive Officer, President and Chairman of the Board, Kellie S. Pruitt as our Chief Financial Officer, Treasurer and Secretary, Mark Engstrom as our Executive Vice President — Acquisitions, and our other employees, in the identification and acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our Chief Executive Officer and other executive officers and the governance of our board of directors, each of whom would be difficult to replace. We do not have any key man life insurance on Messrs. Peters, Engstrom or Ms. Pruitt. We have entered into employment agreements with each of Messrs. Peters, Engstrom and Ms. Pruitt; however, the employment agreements contain various termination rights. If we were to lose the benefit of their experience, efforts and abilities, our operating results could suffer. In addition, if any member of our board of directors were to resign, we would lose the benefit of such director’s governance and experience. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

Approximately 0.08% of our operating partnership is owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. We may continue to acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we continue to enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our ownership of certain medical office building properties are subject to ground lease or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.

We hold interests in certain of our medical office building properties through leasehold interests in the land on which the buildings are located and we may acquire or develop additional medical office building properties in the future that are subject to ground leases or other similar agreements. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties, which may impair their value.

Compliance with changing government regulations may result in additional expenses.

During July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into federal law. The provisions of the Dodd-Frank Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Dodd-Frank Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the SEC to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Dodd-Frank Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the act. The majority of the provisions of the Dodd-Frank Act did not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Dodd-Frank Act on our financial condition or results of operations.

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

Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.

Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to repurchase that person’s shares of our common stock and any shares of our common stock acquired in such tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter does not apply to any shares of our common stock that are listed on a national securities exchange. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent you from receiving a premium price for your shares of our common stock in such a transaction.

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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, and our officers for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and all of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that, prior to Listing, we may not indemnify our directors for any liability suffered by them or hold our directors harmless for any liability suffered by us unless (1) they have determined that the course of conduct that caused the loss or liability was in our best interests, (2) they were acting on our behalf or performing services for us, (3) the liability was not the result of negligence or misconduct by our non-independent directors, or gross negligence or willful misconduct by our independent directors and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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

Our stockholders approved amendments to our charter which provide that certain provisions of our charter will not remain in effect in the event our shares of common stock are listed on a national securities exchange.

The provisions of the NASAA Guidelines apply to REITs with shares of common stock that are publicly registered with the SEC but are not listed on a national securities exchange. In the event of a Listing, there are certain provisions of our charter that will no longer be required to be included pursuant to the NASAA Guidelines. At our annual meeting, our stockholder approved amendments to our charter which provided that certain provisions of our charter will not remain in effect in the event of a Listing, including but not limited to provisions which:

•	limit the voting rights per share of stock sold in a private offering;

•	prohibit distributions in kind, except for distributions of readily marketable securities, distributions of beneficial interests in a liquidity trust or distributions in which each stockholder is advised of the risks of direct ownership of property and offered the election of receiving such distributions;

•	place limits on incentive fees;

•	place limits on our organizational and offering expenses;

•	place limits on our total operating expenses;

•	place limits on our acquisition fees and expenses;

•	relate to the requirement that a special meeting of stockholders be called upon the request of stockholders holding 10% of our shares entitled to vote;

•	relate to the restrictions on amending our charter in certain circumstances without prior stockholder approval;

•	relate to inspection of our stockholder list and receipt of reports;

•	relate to restrictions on exculpation, indemnification and the advancement of expenses to our directors; and

•	relate to prohibitions on roll-up transactions.

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

Specifically, so that we will not be subject to regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after the end of our follow-on offering. If we are unable to invest a significant portion of the proceeds of our follow-on offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to stockholders and possibly lower investor returns.

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

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future public offerings of our securities, including issuances under our DRIP and up to 200,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities under our amended and restated 2006 Incentive Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, our stockholders may also experience dilution in the book value and fair market value of their shares.

Our stockholders’ interests may be diluted in various ways, which may reduce their returns.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to persons from whom we purchase properties, as part or all of the purchase price of the property. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity securities issued in consideration of properties or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares of our common stock will be deemed their value.

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

Increasing vacancy rates for commercial real estate resulting from a slow economic recovery could result in increased vacancies at some or all of our properties, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on their investment.

Recent disruptions in the financial markets and the slow economic recovery have resulted in a trend toward increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Uncertain economic conditions and related levels of unemployment have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings and healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. In addition to financial market disruptions, some or all of our properties may incur vacancies either by a default of tenants under their leases or the expiration or termination of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

As of December 31, 2010, we had interests in 16 consolidated properties located in Texas (including both our operating properties and those buildings classified as held for sale), which accounted for 15.3% of our total annualized rental income, interests in seven consolidated properties in Arizona, which accounted for 11.7% of our total annualized rental income, interests in five consolidated properties located in South Carolina, which accounted for 9.7% of our total annualized rental income, interests in 10 consolidated properties in Florida, which accounted for 8.8% of our total annualized rental income, and interests in seven consolidated properties in Indiana, which accounted for 8.5% of our total annualized rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies.

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

Our medical office buildings, healthcare-related facilities and tenants may be subject to competition.

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

Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long-term leases.

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

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

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated. New laws or regulations, including the recently enacted healthcare reform act, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

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

Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by Federal and State agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our tenants, and therefore our business, financial condition, results of operations and ability to pay distributions to you.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

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

Government budget deficits could lead to a reduction in Medicaid and Medicare reimbursement.

The recent slowdown in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions required by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under both the federal Medicare program and state Medicaid programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our tenants and their ability to meet their obligations to us.

Some tenants of our medical office buildings and healthcare-related facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, but are not limited to:

•	the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for the ordering of any item or service reimbursed by Medicare or Medicaid;

•	the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

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

As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. There has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims and quality of care, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our operators’ performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships, reimbursement and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior healthcare facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare facility operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the recently enacted healthcare reform law imposes additional reporting requirements and responsibilities for healthcare facility operators. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential litigation in the future has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our healthcare operator’s ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a healthcare operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.

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

Senior healthcare facilities present unique challenges with respect to leasing and transferring the same. Skilled nursing, assisted living and independent living facilities are typically highly customized and may not be easily modified to accommodate non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to release the space. As a result, these property types may not be suitable for lease to traditional office tenants or other healthcare tenants with unique needs without significant expenditures or renovations. These renovation costs may materially adversely affect our revenues, results of operations and financial condition. Furthermore, because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of property, there may be significant delays in transferring operations of senior healthcare facilities to successor operators. If we are unable to efficiently transfer our senior healthcare properties our revenues and operations may suffer.

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

We have and intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. We anticipate that our overall leverage when comparing debt to total assets will fall within approximately 35%-40%. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets, without the approval of a majority of our independent directors. In addition, any excess borrowing must be disclosed to stockholders in our next quarterly report following the borrowing, along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of: the aggregate cost of our real property investments before non-cash reserves and depreciation and the aggregate cost of our investments in other real estate related assets. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We intend to request a closing agreement with the IRS granting us relief for any preferential dividends we may have paid.

Preferential dividends cannot be used to satisfy the REIT distribution requirements. In 2007, 2008 and through July 2009, shares of common stock issued pursuant to our DRIP were treated as issued as of the first day following the close of the month for which the distributions were declared, and not on the date that the cash distributions were paid to stockholders not participating in our DRIP. Because we declare distributions on a daily basis, including with respect to shares of common stock issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential. In addition, during the six months beginning September 2009 through February 2010, we paid certain IRA custodial fees with respect to IRA accounts that invested in our shares. The payment of such amounts could also be treated as dividend distributions to the IRAs, and therefore could result in our being treated as having made additional preferential dividends to our stockholders.

Accordingly, we intend to submit a request to the IRS seeking a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid. We cannot assure you that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts our proposal, we may be required to pay a penalty if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty.

If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we would likely rely on the deficiency dividend provisions of the Code to address our continued qualification as a REIT and to satisfy our distribution requirements.

Investors may have a current tax liability on distributions they elect to reinvest in shares of our common stock.

If our stockholders participate in our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the value of the shares received to the extent the amount reinvested was not a tax-free return of capital. As a result, except in the case of tax-exempt entities, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.

The maximum tax rate for “qualified dividends” paid by corporations to individuals is 15% through 2012, as extended in recent tax legislation. Dividends paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 35% through 2012), rather than the 15% preferential rate. The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Distributions to certain tax-exempt stockholders may be classified as unrelated business taxable income.

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

A foreign stockholder also may be subject to FIRPTA upon the payment of any dividend is attributable to gain from sales or exchanges of U.S. real property interests.

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

As of December 31, 2010, we leased our principal executive offices located at The Promenade, 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254.

As of December 31, 2010, including both our operating properties and the four buildings within one of our portfolios classified as held for sale (see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations) we had made 77 geographically diverse portfolio acquisitions, 63 of which are medical office properties, 12 of which are healthcare-related facilities (including four quality healthcare-related office properties), and two of which are other real estate-related assets, comprising 238 buildings with approximately 10,919,000 square feet of GLA, for an aggregate purchase price of $2,266,359,000, in 24 states. Each of our properties is 100% owned by our operating partnership, except for the 7900 Fannin medical office building in which we own an approximate 84% interest through our operating partnership.

The following table presents certain additional information about our property portfolios as of December 31, 2010:

								Annualized
						Annualized		Base Rent
			GLA	Date	Purchase	Base	Physical	Per Leased
Property	State	Property Type(1)	(Sq Ft)	Acquired	Price	Rent(2)	Occupancy(3)	Sq Ft(4)

Southpointe Office Parke and Epler Parke I	IN	MOB	97,000	1/22/2007	$14,800,000	$1,092,000	71.0%	$11.26
Crawfordsville Medical Office Park and Athens Surgery Center	IN	MOB	29,000	1/22/2007	6,900,000	593,000	100.0%	$20.45
The Gallery Professional Building	MN	MOB	105,000	3/9/2007	8,800,000	1,180,000	66.1%	$11.24
Lenox Office Park, Building G	TN	OFF	98,000	3/23/2007	18,500,000	2,216,000	100.0%	$22.61
Commons V Medical Office Building	FL	MOB	55,000	4/24/2007	14,100,000	1,190,000	100.0%	$21.64
Yorktown Medical Center and Shakerag Medical Center	GA	MOB	111,000	5/2/2007	21,500,000	1,796,000	68.8%	$16.18
Thunderbird Medical Plaza	AZ	MOB	109,000	5/15/2007	25,000,000	1,915,000	73.3%	$17.57
Triumph Hospital Northwest and Triumph Hospital Southwest	TX	HOSP	151,000	6/8/2007	36,500,000	2,990,000	100.0%	$19.80
Gwinnett Professional Center	GA	MOB	60,000	7/27/2007	9,300,000	733,000	52.2%	$12.22
1 & 4 Market Exchange	OH	MOB	116,000	8/15/2007	21,900,000	1,286,000	76.0%	$11.09
Kokomo Medical Office Park	IN	MOB	87,000	8/30/2007	13,350,000	1,370,000	100.0%	$15.75
St. Mary Physicians Center	CA	MOB	67,000	9/5/2007	13,800,000	1,466,000	68.6%	$21.88
2750 Monroe Boulevard	PA	OFF	109,000	9/10/2007	26,700,000	2,852,000	100.0%	$26.17
East Florida Senior Care Portfolio	FL	SEN	355,000	9/28/2007	52,000,000	4,411,000	100.0%	$12.42
Northmeadow Medical Center	GA	MOB	52,000	11/15/2007	11,850,000	1,276,000	97.5%	$24.54
Tucson Medical Office Portfolio	AZ	MOB	110,000	11/20/2007	21,050,000	1,530,000	58.8%	$13.91
Lima Medical Office Portfolio	OH	MOB	203,000	12/7/2007	26,060,000	2,212,000	79.9%	$10.90
Highlands Ranch Medical Plaza	CO	MOB	79,000	12/19/2007	14,500,000	1,590,000	81.0%	$20.13
Chesterfield Rehabilitation Center	SC	HOSP	112,000	12/19/2007	40,340,000	3,144,000	100.0%	$28.07
Park Place Office Park	OH	MOB	132,000	12/20/2007	16,200,000	1,544,000	67.4%	$11.70
Medical Portfolio 1	KS, FL	MOB	163,000	2/1/2008	36,950,000	3,499,000	94.2%	$21.47
Fort Road Medical Building	MN	MOB	50,000	3/6/2008	8,650,000	649,000	78.6%	$12.98
Liberty Falls Medical Plaza	OH	MOB	44,000	3/19/2008	8,150,000	650,000	91.5%	$14.77
Epler Parke Building B	IN	MOB	34,000	3/24/2008	5,850,000	477,000	86.6%	$14.03
Cypress Station Medical Office Building	TX	MOB	52,000	3/25/2008	11,200,000	935,000	100.0%	$17.98
Vista Professional Center	FL	MOB	32,000	3/27/2008	5,250,000	378,000	76.2%	$11.81
Senior Care Portfolio 1(5)	CA, TX	SEN	226,000	Various	39,600,000	3,636,000	100.0%	$16.08
Amarillo Hospital	TX	HOSP	65,000	5/15/2008	20,000,000	1,666,000	100.0%	$25.63
5995 Plaza Drive	CA	OFF	104,000	5/29/2008	25,700,000	2,079,000	100.0%	$19.99
Nutfield Professional Center	NH	MOB	70,000	6/3/2008	14,200,000	1,186,000	100.0%	$16.94
SouthCrest Medical Plaza	GA	MOB	81,000	6/24/2008	21,176,000	1,361,000	70.1%	$16.80
Medical Portfolio 3	IN	MOB	683,000	6/26/2008	90,100,000	9,211,000	75.1%	$13.49
Academy Medical Center	AZ	MOB	41,000	6/26/2008	8,100,000	735,000	84.5%	$17.93
Decatur Medical Plaza	GA	MOB	43,000	6/27/2008	12,000,000	1,077,000	99.5%	$25.05
Medical Portfolio 2	MO, TX	MOB	173,000	Various	44,800,000	3,796,000	96.5%	$21.94
Renaissance Medical Center	UT	MOB	112,000	6/30/2008	30,200,000	2,023,000	74.1%	$18.06
Oklahoma City Medical Portfolio	OK	MOB	186,000	9/16/2008	29,250,000	3,596,000	92.3%	$19.33
Medical Portfolio 4	OH, TX	MOB	227,000	Various	48,000,000	4,243,000	80.3%	$18.69
Mountain Empire Portfolio	TN, VA	MOB	287,000	9/12/2008	27,775,000	4,049,000	90.7%	$14.11
Mountain Plains Portfolio	TX	MOB	170,000	12/18/2008	43,000,000	3,885,000	98.5%	$22.85
Marietta Health Park	GA	MOB	81,000	12/22/2008	15,300,000	1,080,000	88.9%	$13.33
Wisconsin Medical Portfolio 1	WI	MOB	185,000	2/27/2009	33,719,000	2,871,000	100.0%	$15.52
Wisconsin Medical Portfolio 2	WI	MOB	130,000	5/28/2009	40,700,000	3,435,000	100.0%	$26.42
Greenville Hospital Portfolio	SC	MOB	857,000	9/18/2009	162,820,000	14,705,000	100.0%	$17.16

								Annualized
						Annualized		Base Rent
			GLA	Date	Purchase	Base	Physical	Per Leased
Property	State	Property Type(1)	(Sq Ft)	Acquired	Price	Rent(2)	Occupancy(3)	Sq Ft(4)

Mary Black Medical Office Building	SC	MOB	109,000	12/11/2009	16,250,000	1,596,000	72.7%	$14.64
Hampden Place Medical Office Building	CO	MOB	66,000	12/21/2009	18,600,000	1,643,000	100.0%	$24.89
Dallas LTAC Hospital	TX	HOSP	52,000	12/23/2009	27,350,000	2,743,000	100.0%	$52.75
Smyth Professional Building	MD	MOB	62,000	12/30/2009	11,250,000	1,054,000	97.8%	$17.00
Atlee Medical Portfolio	IN, TX	MOB	93,000	12/30/2009	20,501,000	1,811,000	100.0%	$19.47
Denton Medical Rehabilitation Hospital	TX	HOSP	44,000	12/30/2009	15,485,000	1,364,000	100.0%	$31.00
Banner Sun City Medical Portfolio	AZ	MOB	643,000	12/31/2009	107,000,000	12,040,000	88.6%	$18.72
Camp Creek	GA	MOB	80,000	3/9/2010	19,550,000	1,811,000	97.6%	$22.64
King Street	GA	MOB	53,000	3/2/2010	10,775,000	1,293,000	100.0%	$24.40
Deaconess Evansville Clinic Portfolio	IN	MOB	262,000	3/23/2010	45,257,000	3,772,000	100.0%	$14.40
Sugar Land II Medical Office Building	TX	MOB	60,000	3/23/2010	12,400,000	1,689,000	100.0%	$28.15
East Cooper Medical Center	SC	MOB	61,000	3/31/2010	9,925,000	1,508,000	87.5%	$24.72
Pearland Medical Portfolio	TX	MOB	55,000	3/31/2010	10,476,000	1,001,000	98.8%	$18.20
Hilton Head Medical Portfolio	SC	MOB	31,000	3/31/2010	10,710,000	910,000	100.0%	$30.33
NIH @ Triad Technology Center	MD	MOB	101,000	3/31/2010	29,250,000	2,379,000	100.0%	$23.55
Federal North Medical Office Building	PA	MOB	192,000	4/29/2010	40,472,000	4,394,000	99.2%	$22.89
Balfour Concord Portfolio	TX	MOB	56,000	6/25/2010	13,500,000	1,164,000	100.0%	$20.79
Cannon Park Place	SC	MOB	47,000	6/28/2010	10,446,000	962,000	100.0%	$20.47
7900 Fannin	TX	MOB	176,000	6/30/2010	38,100,000	5,033,000	99.5%	$28.60
Overlook at Eagle’s Landing	GA	MOB	35,000	7/15/2010	8,140,000	673,000	88.6%	$19.23
Sierra Vista Medical Office Building	CA	MOB	45,000	8/4/2010	10,950,000	908,000	84.9%	$20.18
Orlando Medical Portfolio	FL	MOB	102,000	9/29/2010	18,300,000	1,437,000	86.1%	$14.09
Santa Fe Medical Portfolio	NM	MOB	54,000	9/30/2010	15,792,000	1,236,000	100.0%	$22.89
Rendina Medical Portfolio	AZ, FL, MO, NV, NY	MOB	306,000	9/30/2010	83,412,000	6,701,000	96.5%	$21.90
Allegheny HQ Building	PA	OFF	229,000	10/29/2010	39,000,000	4,358,000	88.3%	$19.03
Raleigh Medical Center	NC	MOB	89,000	11/12/2010	16,500,000	1,903,000	91.3%	$21.38
Columbia Medical Portfolio	FL, NY	MOB	914,000	11/19/2010	187,464,000	13,590,000	96.9%	$14.87
Florida Orthopedic ASC	FL	MOB	17,000	12/7/2010	5,875,000	500,000	100.0%	$29.41
Select Medical LTACH	FL, GA, TX	HOSP	219,000	12/17/2010	102,045,000	8,425,000	100.0%	$38.47
Phoenix MOB Portfolio	AZ	MOB	181,000	12/22/2010	35,809,000	4,648,000	94.6%	$25.68
Medical Park of Cary	NC	MOB	152,000	12/30/2010	28,000,000	2,595,000	84.9%	$17.07

Total/Weighted Average			10,919,000		2,214,224,000	202,749,000	91.1%	$18.57

(1)	With respect to property type, MOB refers to Medical Office Building, HOSP refers to specialty inpatient facilities including specialty rehabilitation hospitals and long-term acute care hospitals, SEN refers to senior care facilities, and OFF refers to healthcare-related office buildings.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010.

(3)	Occupancy includes all leased space of the respective portfolio including master leases, as of December 31, 2010.

(4)	Average annualized base rent per occupied square foot as of December 31, 2010.

(5)	On December 31, 2010, we received notice from the lessee of four of the buildings within our Senior Care Portfolio 1 portfolio that the lessee intended to exercise a purchase option within the lease. This option provides the lessee with the ability to purchase these buildings at the July 6, 2011 expiration of the lease, provided that we were given timely notice and that a specified deposit was made, among other customary closing conditions. The lessee made the necessary deposit to evidence their intention to purchase these buildings, and we have thus classified these buildings as held for sale as of December 31, 2010 within our consolidated financial statements, as further discussed within Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our consolidated financial statements.

Each of the above properties is a medical office building, specialty inpatient facility (long term acute care hospital or rehabilitation hospital), skilled nursing and assisted living facility, or other healthcare-related office building, the principal tenants of which are healthcare providers or healthcare-related service providers.

As of December 31, 2010, we owned fee simple interests in 173 of the 238 buildings comprising our portfolio. These 173 buildings represent approximately 68.2% of our total portfolio’s GLA. We hold long-term leasehold interests in the remaining 65 buildings within our portfolio, which represent approximately 31.8% of our total GLA. As of December 31, 2010, these leasehold interests had an average remaining term of approximately 72 years.

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

Lease Expirations

The following table presents the sensitivity of our annualized base rent due to lease expirations for the next 10 years at our properties (both operating and those classified as held for sale), by number, square feet, percentage of leased area, annualized base rent, and percentage of annualized rent as of December 31, 2010:

			% of Leased	Annualized	% of Total
			Area	Base	Annualized
	Number of	Total Sq. Ft.	Represented	Rent Under	Base Rent
	Leases	of Expiring	by Expiring	Expiring	Represented by
Year Ending December 31(2)	Expiring	Leases	Leases	Leases	Expiring Leases(1)

2011	233	684,610	6.9%	$14,854,000	7.2%
2012	255	803,245	8.1	15,815,000	7.7
2013	221	1,069,843	10.7	22,050,000	10.7
2014	153	846,730	8.5	14,952,000	7.2
2015	181	804,930	8.1	17,480,000	8.5
2016	102	827,561	8.3	15,424,000	7.5
2017	121	676,755	6.8	14,357,000	7.0
2018	77	580,918	5.8	10,974,000	5.3
2019	63	525,082	5.3	11,615,000	5.6
2020	77	368,204	3.7	7,740,000	3.8
Thereafter	130	2,769,032	27.8	60,978,000	29.6

Total	1,613	9,956,910	100%	$206,239,000	100%

(1)	The annualized rent percentage is based on the total annual contractual base rent as of December 31, 2010.

(2)	Leases scheduled to expire on December 31 of a given year are included within that year in the table.

Geographic Diversification/Concentration Table

The following table lists the states in which our properties (both operating and those classified as held for sale) are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2010:

	Number of		GLA		2010 Annualized	% of 2010
State	Buildings(1)		(Square Feet)	% of GLA	Base Rent(2)	Annualized Base Rent

Arizona	36	(3)	1,225,000	11.2%	$23,857,000	11.7%
California	5		287,000	2.6	5,327,000	2.6
Colorado	3		145,000	1.3	3,233,000	1.6
Florida	20	(3)	940,000	8.6	17,844,000	8.8
Georgia	12		615,000	5.7	12,145,000	6.0
Indiana	44	(3)	1,220,000	11.2	17,235,000	8.5
Kansas	1		63,000	0.6	1,552,000	0.8
Maryland	2		164,000	1.5	3,433,000	1.7
Minnesota	2		155,000	1.4	1,829,000	0.9
Missouri	5		297,000	2.7	7,074,000	3.5
North Carolina	10		241,000	2.2	4,498,000	2.2
New Hampshire	1		70,000	0.6	1,186,000	0.6
New Mexico	2		54,000	0.5	1,236,000	0.6
Nevada	1		73,000	0.7	1,584,000	0.8
New York	8		909,000	8.3	14,140,000	7.0
Ohio	13		525,000	4.8	6,132,000	3.0
Oklahoma	2		186,000	1.7	3,596,000	1.8
Pennsylvania	4		530,000	4.9	11,604,000	5.7
South Carolina	22	(3)	1,104,000	10.1	19,681,000	9.7
Tennessee	9		321,000	2.9	5,669,000	2.8
Texas	26	(3)	1,304,000	12.0	30,969,000	15.3
Utah	1		112,000	1.0	2,023,000	1.0
Virginia	3		64,000	0.6	596,000	0.3
Wisconsin	6		315,000	2.9	6,306,000	3.1

Total	238		10,919,000	100%	$202,749,000	100%

(1)	Represents the number of buildings acquired within each particular state as of December 31, 2010.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010.

(3)	As further discussed in Note 19, Concentration of Credit Risk, we had the greatest geographic concentration as of December 31, 2010 within the following states: Texas (16 consolidated properties consisting of 26 total buildings, including 4 buildings classified as held for sale), Arizona (seven consolidated properties consisting of 36 total buildings), South Carolina (five consolidated properties consisting of 22 total buildings), Florida (10 consolidated properties consisting of 20 total buildings), and Indiana (seven consolidated properties consisting of 44 total buildings).

Indebtedness

See Note 7, Mortgage Loans Payable, Net, Note 8, Derivative Financial Instruments, Note 9, Revolving Credit Facility, and Note 22, Subsequent Events, to our accompanying consolidated financial statements for further discussions of our indebtedness.

Item 3.	Legal Proceedings.

None.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in our offerings of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, management’s estimated value of the shares is $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the public offering price for shares of our common stock in our recently completed follow-on public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until August 28, 2012 (18 months after the completion of our follow-on offering of shares of our common stock), or upon the occurrence of our shares being listed on a national securities exchange, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in a Current Report on Form 8-K and in our subsequent Annual Reports on Form 10-K distributed to stockholders.

Stockholders

As of March 21, 2011, we had 55,728 stockholders of record.

Distributions

In order to continue to qualify as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue. We have paid distributions monthly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on the amount of any offering proceeds we may use to fund distributions.

For the years ended December 31, 2010 and 2009, our board of directors authorized, and we declared and paid, monthly distributions to our stockholders, based on daily record dates, at a rate that would equal a 7.25% annualized rate, or $0.725 per common share based on a $10.00 per share price. It is our intent to continue to pay distributions. However, our board may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income has historically resulted in a return of capital to our stockholders.

The following presents the amount of our distributions and the source of payment of such distributions for each of the last four quarters ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010

Distributions paid in cash	$17,306,000	$15,666,000	$14,366,000	$12,838,000
Distributions reinvested	15,995,000	14,490,000	13,544,000	12,522,000

Total distributions	$33,301,000	$30,156,000	$27,910,000	$25,360,000

Source of distributions:
Cash flow from operations	$8,880,000	$17,847,000	$19,230,000	$12,546,000
Debt financing	24,421,000	12,309,000	8,680,000	12,814,000
Offering proceeds	—	—	—	—

Total sources	$33,301,000	$30,156,000	$27,910,000	$25,360,000

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Distributions paid in cash	$12,006,000	$11,024,000	$9,156,000	$7,313,000
Distributions reinvested	11,894,000	10,884,000	8,848,000	6,934,000

Total distributions	$23,900,000	$21,908,000	$18,004,000	$14,247,000

Source of distributions:
Cash flow from operations	$5,033,000	$1,718,000	$8,355,000	$5,895,000
Offering proceeds	18,867,000	20,190,000	9,649,000	8,352,000

Total sources	$23,900,000	$21,908,000	$18,004,000	$14,247,000

For the year ended December 31, 2010, we paid distributions of $116,727,000 ($60,176,000 in cash and $56,551,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $58,503,000. From inception through December 31, 2010, we paid cumulative distributions of $228,824,000 ($117,941,000 in cash and $110,883,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $107,813,000. The difference between our cumulative distributions paid and our cumulative cash flows from operations is indicative of our high volume of acquisitions completed since our date of inception. The distributions paid in excess of our cash flows from operations in 2010 were paid using proceeds from debt financing.

For the years ended December 31, 2010 and 2009, our FFO was $69,449,000 and $28,314,000, respectively. FFO was reduced by $19,717,000 and $19,715,000 for the years ended December 31, 2010 and 2009, respectively, for certain transition charges, one-time charges, and acquisition-related expenses. Acquisition-related expenses were previously capitalized as part of the purchase price allocations and have historically been added back to FFO over time through depreciation. Excluding one-time charges, transition charges, and acquisition-related expenses, FFO at December 31, 2010 and 2009 would have been $89,166,000 and $48,029,000, respectively.

FFO is a non-GAAP measure. See our disclosure regarding FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

Recent Sales of Unregistered Securities

On May 20, 2010, our board of directors approved the adoption of an employee retention program pursuant to which we will grant our executive officers and employees restricted shares of our common stock. In accordance with this program, on May 24, 2010, Mr. Peters, Ms. Pruitt and Mr. Engstrom, were entitled to receive grants of 100,000, 50,000 and 50,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 50,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters will vest in thirds on each anniversary of the grant date, provided that the grantee is employed by us on such date. The shares granted to Ms. Pruitt and Mr. Engstrom will vest 100% on the third anniversary of the grant date, provided that the grantee is employed by us on such date. All shares have been granted pursuant to our 2006 Incentive Plan, as amended, or the 2006 Plan. The restricted shares will become immediately vested upon the earlier occurrence of (1) the executive’s termination of employment by reason of his or her death or disability, (2) a change in control of the company (as defined in the 2006 Plan) or (3) the executive’s termination of employment by us without cause or by the executive for good reason (as such terms are defined in the executive officers’ respective employment agreements). The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Pursuant to the terms of his employment agreement, on July 1, 2010, Mr. Peters was entitled to receive a grant of 120,000 fully-vested shares. Pursuant to the terms of his employment agreement, Mr. Peters elected to receive a $600,000 cash payment, in lieu of one-half of such shares, and 60,000 fully-vested shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Use of Public Offering Proceeds

On September 20, 2006, we commenced a best efforts public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering expired on March 19, 2010. As of March 19, 2010, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,00, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. As of December 31, 2010, we received and accepted subscriptions in our follow-on offering for 50,604,239 shares of our common stock, or $505,534,000, excluding shares of our common stock issued under the DRIP. The primary offering terminated on February 28, 2011. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 will be accepted. As of March 21, 2011, we had received and accepted subscriptions in our follow-on offering for 71,659,602 shares of our common stock, or $715,591,000, excluding shares of our common stock issued under the DRIP.

The ratio of the costs we incurred in connection with our offerings as of December 31, 2010 to the total amount of capital we raised in the offerings as of December 31, 2010 was approximately 10.1%.

As of December 31, 2010, we have used $1,632,795,000 in offering proceeds to make our 77 geographically diverse portfolio acquisitions and repay debt incurred in connection with such acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended December 31, 2010, we repurchased shares of our common stock as follows:

				Maximum
				Approximate
				Dollar Value
			Total Number of	of Shares that May
			Shares Purchased	Yet be Purchased
			as Part of	Under the
	Total Number of	Average Price	Publicly Announced	Plans or
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Programs

October 1, 2010 to October 31, 2010	2,055,466	$9.53	2,055,466	(2)
November 1, 2010 to November 30, 2010	93,648	$9.36	93,648	(2)
December 1, 2010 to December 31, 2010	21,562	$9.63	21,562	(2)

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again effective January 1, 2011. From inception through December 31, 2010, we had repurchased 7,288,019 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be terminated at our board of directors’ discretion.

(2)	Repurchases under our share repurchase plan are subject to the discretion of our board of directors. The plan provides that repurchases are subject to funds being available and are limited in any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. The plan also provides that we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding, and that funding for repurchases will come exclusively from and will be limited to proceeds we receive from the sale of shares under our DRIP during such quarter.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data reflecting the results of our operating properties, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules.

	December 31,					April 28, 2006
	2010	2009	2008	2007	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$2,271,795,000	$1,673,535,000	$1,113,923,000	$431,612,000	$385,000	$202,000
Mortgage loans payable, net	$699,526,000	$540,028,000	$460,762,000	$185,801,000	$—	$—
Stockholders’ equity (deficit)	$1,487,246,000	$1,071,317,000	$599,320,000	$175,590,000	$(189,000)	$2,000

					Period from
					April 28, 2006
					(Date of Inception)
	Years Ended December 31,				through
	2010	2009	2008	2007	December 31, 2006

STATEMENT OF OPERATIONS DATA:
Total revenues (operating properties)	$199,879,000	$126,286,000	$78,010,000	$17,626,000	$—
Net loss	$(7,919,000)	$(24,773,000)	$(28,409,000)	$(7,674,000)	$(242,000)
Net loss attributable to controlling interest	$(7,903,000)	$(25,077,000)	$(28,448,000)	$(7,666,000)	$(242,000)
Loss per share — basic and diluted(1):
Net loss	$(0.05)	$(0.22)	$(0.66)	$(0.77)	$(149.03)
Net loss attributable to controlling interest	$(0.05)	$(0.22)	$(0.66)	$(0.77)	$(149.03)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$58,503,000	$21,628,000	$20,677,000	$7,005,000	$—
Cash flows used in investing activities	$626,849,000	$455,105,000	$526,475,000	$385,440,000	$—
Cash flows provided by financing activities	$378,615,000	$524,147,000	$628,662,000	$383,700,000	$202,000
OTHER DATA:
Distributions declared	$120,507,000	$82,221,000	$31,180,000	$7,250,000	$—
Distributions declared per share	$0.73	$0.73	$0.73	$0.70	$—
Distributions paid in cash	$60,176,000	$39,499,000	$14,943,000	$3,323,000	$—
Distributions reinvested	$56,551,000	$38,559,000	$13,099,000	$2,673,000	$—
Funds from operations(2)	$69,449,000	$28,314,000	$8,745,000	$2,124,000	$(242,000)
Modified funds from operations(2)	$89,166,000	$48,029,000	$8,757,000	$2,124,000	$(242,000)
Net operating income(3)	$137,419,000	$84,462,000	$52,244,000	$11,589,000	$—

(1)	Net loss per share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO and modified funds from operations, or MFFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds From Operations, which includes a reconciliation of our GAAP net loss to FFO and MFFO for the years ended December 31, 2010, 2009 and 2008. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of our liquidity.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net income(loss) to net operating income for the years ended December 31, 2010, 2009 and 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2010 and 2009, together with our results of operations and cash flows for the years ended December 31, 2010, 2009, and 2008.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs and changes to laws governing the healthcare industry; the success of our assessment of strategic alternatives, including potential liquidity alternatives; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, including but not limited to the risks described under Part I, Item 1A. Risk Factors, is included herein and in our other filings with the SEC.

Overview and Background

Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and consider that our date of inception. We are a fully integrated, self-administered, and self-managed REIT. Accordingly, our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed in-house by our employees, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition or asset management fees to an external advisor and we have not and will not pay any internalization fees.

Our primary business consists of acquiring, owning and operating our portfolio of medical office buildings and other healthcare-related facilities. We have been an active, disciplined buyer of medical office buildings since January 2007 acquiring approximately $2.3 billion over a period of four years and we are one of the largest owners of medical office buildings in the United States. Our portfolio is concentrated within major U.S. metropolitan areas and is located primarily on the campuses of nationally recognized healthcare systems. As of December 31, 2010, including both our operating properties and four buildings classified as held for sale, we had made 77 geographically diverse portfolio acquisitions, 63 of which are medical office properties, 12 of which are healthcare-related facilities (including four quality healthcare-related office properties), and two of which are other real estate-related assets, comprising 238 buildings with approximately 10,919,000 square feet of GLA, for an aggregate purchase price of $2,266,359,000, in 24 states.

Our business strategy consists of the following: (1) achieve continued growth through acquisitions, (2) maximize internal growth through hands-on asset management, leasing and property management oversight, and (3) maintain balance sheet flexibility with low leverage. We believe that these strategies allow us to proactively identify and undertake actions that drive growth and enhance stockholder value. We believe our mission is to maintain a strong balance sheet and to buy, own and operate assets in an optimal manner. Our overall philosophy is to undertake actions which are in the best interests of our stockholders. In moving to our self-management model, we put our stockholders first and put the focus on performance-based behavior, which has saved costs and increased productivity at all levels of our company.

On November 14, 2008, we amended and restated the advisory agreement with our former advisor in order to reduce and ultimately eliminate fees and to transition our company to a self-managed, self-administered REIT. We completed our transition to self-management during the third quarter of 2009 at cost, which was minimal, and the advisory agreement with our former advisor expired without renewal on September 20, 2009. We did not have to pay an internalization fee to our former advisor upon or after our transition. On October 18, 2010, we purchased the limited partner interest of our former advisor, including its rights under our operating partnership agreement, which included a subordinated distribution upon the occurrence of specified liquidity events and other rights.

On September 20, 2006, we commenced a best efforts public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 19, 2010, the date upon which our initial offering terminated, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,000, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. As of December 31, 2010, we received and accepted subscriptions in our follow-on offering for 50,604,239 shares of our common stock, or $505,534,000, excluding shares of our common stock issued under the DRIP. We stopped offering shares in the primary offering on February 28, 2011. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 will be accepted. As of March 21, 2011, we had received and accepted subscriptions in our follow-on offering for 71,659,602 shares of our common stock, or $715,591,000, excluding shares of our common stock issued under the DRIP. We will continue to offer shares pursuant to the DRIP; however, we may terminate the DRIP at any time.

Company Highlights

Acquisitions and Portfolio Performance

•	During the year ended December 31, 2010, we completed 24 new portfolio acquisitions, expanded six of our existing portfolios through the purchase of additional medical office buildings within each, and purchased the remaining 20% interest we previously did not own in HTA-Duke Chesterfield Rehab, LLC, which owns the Chesterfield Rehabilitation Center for an aggregate purchase price of $806,048,000. These purchases consist of 58 buildings comprised of 3,514,000 GLA with an average occupancy of 96% as of December 31, 2010.

•	Our asset management performance and acquisition performance has allowed us to realize an approximately 63% increase in our net operating income, or NOI, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 and an approximately 163% increase in NOI as compared to the year ended December 31, 2008. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net loss, see “Net Operating Income”.

•	Our total portfolio of properties maintained an average occupancy rate of approximately 91% (unaudited) as of December 31, 2010.

FFO and MFFO Performance

•	For the year ended December 31, 2010, our funds from operations, or FFO, has increased by 145% to $69,449,000 from $28,314,000 for the year ended December 31, 2009, primarily as a result of our 24 portfolio acquisitions in 2010. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	For the year ended December 31, 2010, our modified funds from operations, or MFFO, was $89,166,000. MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations” below.

Financing & Liquidity

•	We increased our financial flexibility by closing on our $275,000,000 unsecured credit facility, which is expandable to $500,000,000, subject to syndication. We believe that, going forward, this greater flexibility will allow for enhanced ability to structure deals under beneficial terms to us, which in turn will allow for reductions to our overall cost of capital.

•	We closed a senior secured real estate term loan in the amount of $125,500,000 on February 1, 2011. The primary purposes of this debt included paying off one of our 2010 maturities totaling $10,943,000 and refinancing a total of $89,969,000 of our 2010 and 2011 debt maturities. The interest rate associated with this loan, excluding the impact of interest rate swap instruments, is one-month LIBOR plus 2.35%, which currently equates to 2.61%. Including the impact of the interest rate swap discussed in Note 22, Subsequent Events, to our consolidated financial statements, the weighted average rate associated with this term loan is approximately 3.10%. This is lower than the weighted average rate of 4.18% (including the impact of interest rate swaps) we were previously paying on the refinanced debt.

•	We secured approximately $79,125,000 in new long term financing on certain of our 2009 and 2010 acquisitions.

•	We maintained a leverage ratio of our mortgage loans payable debt to total assets of 30.8%.

Self-Management Impact

•	For the year ended December 31, 2010, we would have been required to pay acquisition, asset management and above market property management fees of approximately $44,351,000, to our former advisor if we were still subject to the advisory agreement under its original terms prior to the commencement of our transition to self-management.

•	The cost of self-management, which includes costs related to management and employee salaries and share-based compensation and corporate office overhead, during the year ended December 31, 2010 was approximately $10,630,000. Therefore, we achieved a net cost savings of approximately $33,721,000 ($44,351,000 fees saved minus $10,630,000) for the year ended December 31, 2010 resulting from our self-management cost structure. In addition and just as importantly, we eliminated internalization fees, established a management and employee team dedicated to our stockholders, and we put ourselves in a position to move our company forward to the next stage of our lifecycle.

•	Consistent with our self-management model, we have implemented another upgrade to our asset management capabilities by implementing Resolve Technology’s business intelligence solution. The new information technology integrates and consolidates our existing technology platforms and provides management with reports that enable real-time visibility into asset and portfolio performance.

Stockholder Value Enhancement

•	During the year ended December 31, 2010, we engaged J.P. Morgan Securities, LLC, or JP Morgan, to act as our lead strategic advisor. JP Morgan is assisting our board and management team in exploring various actions to maximize stockholder value, including the assessment of various liquidity alternatives. As we have previously disclosed, we intend to effect a liquidity event by September 2013.

•	On October 18, 2010 we entered into a Redemption, Termination, and Release Agreement, or the Redemption Agreement, with our former advisor to purchase the advisor’s limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights that our former advisor held in our operating partnership. In addition, we have resolved all remaining issues with our former advisor. In connection with the execution of the Redemption Agreement, we made a one-time payment to our former advisor of $8,000,000.

•	On December 20, 2010, our stockholders approved an amendment to our charter to provide for the reclassification and conversion of our common stock in the event our shares are listed on a national securities exchange to implement a phased-in liquidity program. We proposed these amendments and submitted them for approval by our stockholders to prepare our company in the event we pursue a Listing. To accomplish a phased-in liquidity program, it is necessary to reclassify and convert our common stock into shares of Class A common stock and Class B common stock immediately prior to a Listing. The shares of Class A common stock would immediately be listed on a national securities exchange. The shares of Class B common stock would not be listed. Rather, we believe those shares would convert into shares of Class A common stock and become listed in defined phases, over a defined period of time within 18 months of a Listing. The phased in liquidity program is intended to provide for our stock to be transitioned into the public market in a way that minimizes the stock-pricing instability that could result from concentrated sales of our stock.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as recent various other assumptions believed to be reasonable under the circumstances.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with ASC 840, Leases (“ASC 840”), minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue — Principal Agent Considerations. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative expenses on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment is depreciated over five years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

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

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The fair value of the property is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

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

Investment in Real Estate Held-for-Sale

We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has determined that the sale of the asset is probable and transfer of the asset is expected to occur within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported, and the properties are presented separately on our balance sheet at the lower of their carrying value or their fair value less costs to sell. As of December 31, 2010, we determined that four buildings within one of our portfolios should be classified as held for sale. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, for further discussion of our assets classified as held for sale as of December 31, 2010.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations (“ASC 805”), we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed.

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

Qualification as a REIT

Subject to the discussion in Item 1. Business — Tax Status regarding the closing agreement that we intend to request from the IRS, we believe that we have qualified to be taxed as a REIT under Sections 856 through 860 of the Code for federal income tax purposes beginning with our tax year ended December 31, 2007 and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income. As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on income tax expense recognized. Adjustments to income tax expense recognized may be required as a result of, among other things, changes in tax laws or our ability to qualify as a REIT. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements, for a discussion of recently issued accounting pronouncements.

Acquisitions

See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations and Note 22, Subsequent Events, to our accompanying consolidated financial statements, for a discussion of our acquisitions.

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

Offering Proceeds

With the termination of our follow-on offering as of February 28, 2011, except for the DRIP, we will be limited in our ability to acquire new real estate assets. To the extent our portfolio is not sufficiently diversified, we could have increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, we could spend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Scheduled Lease Expirations

As of December 31, 2010, our consolidated properties were 91% occupied. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2011, we anticipate, but cannot assure, that a majority of the tenants will renew for another term.

Sarbanes-Oxley Act and Dodd-Frank Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

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

As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2010 and continue to comply with such regulations.

Results of Operations

Comparison of the Years Ended December 31, 2010, 2009, and 2008

Our operating results, as presented below, are primarily comprised of income derived from our portfolio of our operating properties. For results of the four buildings within one of our portfolios that were classified as held for sale as of December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our consolidated financial statements.

Except where otherwise noted, the change in our results of operations is primarily due to our 77 geographically diverse portfolio acquisitions, 53 geographically diverse portfolio acquisitions and 42 geographically diverse portfolio acquisitions as of December 31, 2010, 2009, and 2008, respectively.

Rental Income

For the years ended December 31, 2010, 2009, and 2008, rental income attributable to our operating properties was $192,294,000, $123,133,000, and $78,007,000, respectively. For the year ended December 31, 2010, rental income was primarily comprised of base rent of $144,285,000 and expense recoveries of $37,946,000. For the year ended December 31, 2009, rental income was primarily comprised of base rent of $93,269,000 and expense recoveries of $23,779,000. For the year ended December 31, 2008, rental income was primarily comprised of base rent of $59,011,000 and expense recoveries of $15,147,000. The increase in rental income is due to the increase in the number of properties in our portfolio discussed above.

The aggregate occupancy for our operating properties was approximately 91% as of December 31, 2010, 2009, and 2008.

Rental Expenses

For the years ended December 31, 2010, 2009, and 2008, rental expenses attributable to our operating properties were $65,338,000, $44,667,000, and $27,912,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2010	2009	2008

Real estate taxes	$19,547,000	$14,277,000	$9,411,000
Utilities	14,679,000	9,771,000	5,774,000
Building maintenance	15,461,000	9,099,000	5,395,000
Property management fees	2,786,000	3,026,000	2,350,000
Administration	4,186,000	3,273,000	1,988,000
Grounds maintenance	3,530,000	2,058,000	1,320,000
Non-recoverable operating expenses	3,370,000	2,036,000	861,000
Insurance	1,278,000	960,000	676,000
Other	501,000	167,000	137,000

Total rental expenses	$65,338,000	$44,667,000	$27,912,000

General and Administrative Expenses

For the years ended December 31, 2010, 2009, and 2008, general and administrative expenses attributable to our operating properties were $18,753,000, $12,285,000, and $3,261,000, respectively. General and administrative expenses include such costs as professional and legal fees, salaries, share-based compensation expense, investor services expense, and corporate office overhead, among others.

For the year ended December 31, 2010 as compared to the year ended December 31, 2009, the increase in total general and administrative expenses of $6,468,000, or 53%, is primarily due to the following factors:

•	An increase in the number of employees hired during the year ended December 31, 2010, commensurate with the completion of our successful transition to self-management and the increased size of our portfolio. As of December 31, 2010, we had approximately 50 employees, as compared to 29 employees as of December 31, 2009. The associated increases in salaries expense, restricted stock compensation expense, and corporate office overhead in order to accommodate our growing workforce and increased level of activity accounted for $5,184,000 of the overall year-over-year general and administrative fluctuation.

•	A net increase in investor services expense of $577,000 for the year ended December 31, 2010 as compared to the year ended December 1, 2009, which is the result of an increase in the number of our stockholders as well as our implementation of the latest state of the art investor services platform provided by DST Systems, Inc. in 2009. This upgrade was done in conjunction with our transition to self-management and provides our stockholders and their financial advisors with direct access to real-time information.

For the year ended December 31, 2009 as compared to the year ended December 31, 2008, the increase in total general and administrative expenses of $9,024,000, or 277%, was primarily due to the following factors:

•	An increase in the number of employees hired for the transition to self-management during the year ended December 31, 2009. As of December 31, 2009, we had approximately 29 employees, as compared to just one employee as of December 31, 2008. The related increases in salaries expense and restricted stock compensation expense accounted for $4,525,000 of the overall year-over-year general and administrative fluctuation.

•	An increase in professional and legal expenses of $1,174,000 due to higher outside consulting and legal costs incurred in conjunction with, among other things, our transition to self-management.

•	An increase in investor services expense of $544,000 due to the increase in the number of our stockholders as well as one-time costs associated with the transition to DST Systems, Inc. as our transfer agent.

•	An increase in corporate office overhead of $887,000 due primarily to the establishment of our corporate offices in Scottsdale, Arizona following our transition to self-management.

Asset Management Fees

For the years ended December 31, 2010, 2009, and 2008, asset management fees attributable to our operating properties were $0, $3,783,000, and $6,177,000, respectively. The decrease in asset management fees of $3,783,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, is due to our transition to a self-managed cost structure. We no longer pay asset management fees to our former advisor pursuant to the advisory agreement, which expired on September 20, 2009. For the year ended December 31, 2010, we would have been required to pay asset management fees of approximately $16,993,000 to our former advisor if we were still subject to the advisory agreement (under its original terms).

The decrease in asset management fees of $2,394,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, is primarily a result of the reduction in this fee from 1.0% to 0.5% paid to our former advisor pursuant to the amended advisory agreement and the expiration of such agreement on September 20, 2009, which is partially offset by an increase of $1,531,000 resulting from the increase in the number of properties and other real estate related assets discussed above. After September 20, 2009, we no longer pay asset management fees to our former advisor.

Acquisition-Related Expenses

For the years ended December 31, 2010, 2009, and 2008, acquisition-related expenses attributable to our operating properties were $11,317,000, $15,997,000 and $122,000, respectively. Acquisition-related expenses were expensed as incurred for acquisitions for the years ended December 31, 2010 and 2009 in accordance with ASC 805. Acquisition-related expenses for the year ended December 31, 2008 were capitalized and recorded as part of the purchase price allocations.

Depreciation and Amortization

For the years ended December 31, 2010, 2009, and 2008, depreciation and amortization attributable to our operating properties was $77,338,000, $52,372,000 and $36,482,000, respectively. See Note 3, Real Estate Investments, Net for further information on depreciation of our properties. For information regarding the amortization recorded on our identified intangible assets and on our lease commissions, see Note 5, Identified Intangible Assets, Net and Note 6, Other Assets, Net, respectively.

One-time Redemption, Termination, and Release Payment Made to Former Advisor

On October 18, 2010, we entered into a Redemption, Termination, and Release Agreement, or the Redemption Agreement, with our former advisor. This agreement served to purchase the limited partner interest held by our former advisor, including all associated rights, as well as resolve all remaining issues between the parties. Pursuant to the Redemption Agreement, we made a one-time payment to our former advisor of $8,000,000, of which $7,285,000 was charged to operating expense. The remainder of the total payment was applied toward the partnership interest purchase, as discussed in Note 13, Redeemable Noncontrolling Interest of Limited Partners, and toward the resolution of previously-accrued claims between the parties. See Note 12, Related Party Transactions, for further information regarding the Redemption Agreement.

Interest Expense and Gain (Loss) on Derivative Instruments

For the years ended December 31, 2010, 2009, and 2008, interest expense and gain (loss) on derivative financial instruments associated with our operating properties were $29,382,000, $22,833,000 and $33,146,000, respectively. Interest expense and gain (loss) on derivative financial instruments associated with our operating properties consisted of the following for the periods then ended:

	Years Ended December 31,
	2010	2009	2008

Interest expense on our mortgage loans payable	$32,503,000	$25,801,000	$17,933,000
Interest expense on our previous secured revolving credit facility(1)	—	—	1,266,000
Amortization of deferred financing fees associated with our mortgage loans payable	1,693,000	1,504,000	914,000
Amortization of deferred financing fees associated with our previous credit facility(1)	501,000	381,000	377,000
Amortization of debt discount/premium	395,000	276,000	110,000
Unused credit facility fees on our previous credit facility	244,000	150,000	108,000
Interest expense on our unsecured note payable to affiliate	—	—	2,000

Total interest expense	35,336,000	28,112,000	20,710,000

Net (gain) loss on derivative financial instruments	(5,954,000)	(5,279,000)	12,436,000

Total interest expense and (gain) loss on derivative financial instruments	$29,382,000	$22,833,000	$33,146,000

(1)	Pertains to the credit facility we had initially opened on September 10, 2007 (and modified on December 12, 2007), which we voluntarily terminated during the year ended 2010. As further discussed in Note 9, Revolving Credit Facility, we and our operating partnership entered into a credit agreement for a new, unsecured revolving credit facility on November 22, 2010.

The increase in interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to an increase in average outstanding mortgage loans payable of $699,526,000 as of December 31, 2010 compared to $540,028,000 as of December 31, 2009. Additionally, during the year ended December 31, 2010, we terminated two of our interest rate swap derivative financial instruments with an aggregate notional amount of $27,200,000 in conjunction with our prepayment of certain loan balances.

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

We use interest rate swaps in order to minimize the impact of fluctuations in interest rates. To achieve our objectives, we borrow at fixed rates and variable rates. We also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.

Interest and Dividend Income

For the years ended December 31, 2010, 2009, and 2008, interest and dividend income was $119,000, $249,000 and $469,000, respectively. For the year ended December 31, 2010, interest and dividend income was related primarily to interest earned on our money market and cash accounts. For the years ended December 31, 2009, and 2008, interest and dividend income was related primarily to interest earned on our money market accounts and U.S. Treasury Bills. The decrease in our interest and dividend income in 2010 as compared to 2009 was primarily driven by a lower cash balance throughout 2010 relative to the prior year. The decrease in our interest and dividend income in 2009 as compared to 2008 was due to the use of cash investments to offset service fees as well as lower interest rates through the year. This decrease was partially offset by a higher cash balance in 2009 as compared to 2008.

Liquidity and Capital Resources

We are dependent upon our debt financing, operating cash flows from properties, and the net proceeds from our offerings to conduct our activities. We stopped offering shares in our primary offering as of February 28, 2011. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time. We may also conduct additional public offerings of our common stock in the future. Our ability to raise funds through any potential future offerings will be dependent on general economic conditions, general market conditions for REITs, and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from the proceeds of our offerings and from any indebtedness that we may incur.

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and principal and interest on our outstanding indebtedness, and to make distributions to our stockholders.

Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations, borrowing, and the net proceeds of our offerings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to, though we may, raise funds from other than these sources within the next 12 months.

We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, and lenders. As of December 31, 2010, the majority of the proceeds of our offerings had been invested in properties and other real estate-related assets.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a credit facility or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the proceeds from sales of other investments, operating cash generated by other investments, other cash on hand, or the gross proceeds of our offerings. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

As of December 31, 2010, we estimate that our expenditures for capital improvements will require up to approximately $37,114,000 within the next 12 months. As of December 31, 2010, we had $7,276,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of December 31, 2010, we had cash and cash equivalents of approximately $29,270,000. Additionally, as of December 31, 2010, we had unencumbered properties with a gross book value of approximately $978,124,000 that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.

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

Cash Flows

Cash flows provided by operating activities for the years ended December 31, 2010, 2009, and 2008, were $58,503,000, $21,628,000, and $20,677,000, respectively. For the year ended December 31, 2010, cash flows provided by operating activities related primarily to operations from our 75 property portfolios and two real estate-related assets. For the year ended December 31, 2009, cash flows provided by operating activities related primarily to operations from our 51 property portfolios and two real estate related assets. For the year ended December 31, 2008, cash flows provided by operating activities related primarily to operations from our 41 properties and one real estate related asset. We anticipate cash flows from operating activities will increase as we purchase more properties.

Cash flows used in investing activities for the years ended December 31, 2010, 2009, and 2008, were $626,849,000, $455,105,000, and $526,475,000, respectively. For the year ended December 31, 2010, cash flows used in investing activities related primarily to cash paid for the acquisitions of our 24 new property portfolios totaling $597,097,000. For the year ended December 31, 2009, cash flows used in investing activities related primarily to cash paid for the acquisition of our 10 new property portfolios and one real estate related asset totaling $402,268,000. For the year ended December 31, 2008, cash flows used in investing activities related primarily to the acquisition of our 21 new property portfolios and one real estate related asset for a total purchase amount of $503,638,000. Cash flows used in investing activities is heavily dependent upon the deployment of our offering proceeds in properties and real estate related assets.

Cash flows provided by financing activities for the years ended December 31, 2010, 2009, and 2008, were $378,615,000, $524,147,000, and $628,662,000, respectively. For the year ended December 31, 2010, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $594,677,000, borrowings on mortgage loans payable of $79,125,000, the payment of offering costs of $56,621,000 for our offerings, distributions of $60,176,000, and principal and demand note repayments of $123,117,000 on mortgage loans payable and demand notes payable. Additional cash outflows related to our purchase of the noncontrolling interest in the joint venture entity that owns Chesterfield Rehabilitation for $3,900,000, as well as to debt financing costs of $7,507,000. For the year ended December 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $622,652,000 and borrowings on mortgage loans payable of $37,696,000, the payment of offering costs of $68,360,000, distributions of $39,500,000 and principal repayments of $11,671,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $792,000 in connection with the debt financing for our acquisitions. For the year ended December 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $528,816,000 and borrowings on mortgage loans payable of $227,695,000, partially offset by net payments under our secured revolving credit facility of $51,801,000, the payment of offering costs of $54,339,000, distributions of $14,943,000 and principal repayments of $1,832,000 on mortgage loans payable. Additional cash outflows related to deferred financing costs of $3,688,000 in connection with the debt financing for our acquisitions.

Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Years Ended December 31,
	2010		2009		2008

Ordinary income	$47,041,000	40.3%	$2,836,000	3.6%	$5,879,000	21.0%
Capital gain	—	—	—	—	—	—
Return of capital	69,686,000	59.7	75,223,000	96.4	22,163,000	79.0

Total	$116,727,000	100%	$78,059,000	100%	$28,042,000	100%

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will approximate 35%-40% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2010, our aggregate borrowings were 38.9% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $194,467,000 of mortgage notes payable maturing in 2011, $152,887,000 have two one-year extensions available and $22,000,000 have a one-year extension available. In addition, the proceeds of our new senior secured real estate term loan, which we obtained on February 1, 2011 and which is further discussed in Note 22, Subsequent Events, will, in part, be used to refinance approximately $81,116,000 of debt scheduled to mature in 2011. At present, there are no extension options associated with our debt that matures in 2012. We anticipate utilizing the extensions available to us.

Until a Listing, our charter precludes us from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently- applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 25, 2011 and December 31, 2010, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loans Payable, Net

See Note 7, Mortgage Loans Payable, Net, to our accompanying consolidated financial statements, for a further discussion of our mortgage loans payable, net.

Revolving Credit Facility

See Note 9, Revolving Credit Facility, to our accompanying consolidated financial statements, for a further discussion of our unsecured revolving credit facility.

Senior Secured Real Estate Term Loan

See Note 22, Subsequent Events, to our accompanying consolidated financial statements, for additional information regarding the senior secured real estate term loan that we obtained on February 1, 2011.

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

Limitation on Total Operating Expenses

Our charter provides that our total operating expenses during any four consecutive fiscal quarters cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in our charter, or (2) 25.0% of our net income, as defined in our charter, for such year. Our board of directors is responsible for limiting our total operating expenses to that amount, unless a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors and such excess expenses, if any, are disclosed in writing to our stockholders, together with an explanation of the factors the independent directors considered in determining that such excess amount was justified. Our total operating expenses did not exceed this limitation in 2010. Our total operating expenses as a percentage of our average invested assets for the year ended December 31, 2010 was 1.3%.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to our accompanying consolidated financial statements, for a further discussion of our commitments and contingencies.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2010, we had fixed and variable rate mortgage loans payable in the principal amount of $699,526,000, which includes a premium of $2,968,000, which are secured by our properties. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2010, we believe that we were in compliance with all such covenants and requirements on $638,558,000 of our mortgage loans payable. We have reduced the amount deposited within our restricted collateral account to $12,000,000 as of December 31, 2010, and we are currently working with lenders in order to comply with certain covenants on the remaining $58,000,000 balance of our mortgage loans payable. On August 19, 2010, we voluntarily terminated the secured revolving credit facility that we had initially opened on September 10, 2007 and had modified on December 12, 2007. On November 22, 2010, we and Healthcare Trust of America Holdings, LP, our operating partnership, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Deutsche Bank Securities, Inc., as syndication agents, U.S. Bank National Association and Fifth Third Bank, as documentation agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $275,000,000, subject to increase. See Note 9, Revolving Credit Facility, for additional discussion of this credit facility. In addition, See Note 22, Subsequent Events, for information regarding our closure of a $125,500,000 senior secured real estate term loan with Wells Fargo Bank, N.A. on February 1, 2011.

As of December 31, 2010, the weighted average interest rate on our outstanding debt was 4.95% per annum.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2010.

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt
Fixed rate(1)	$7,662,000	$70,399,000	$121,620,000	$271,134,000	$470,815,000
Variable rate(1)	214,913,000	1,840,000	8,990,000	—	225,743,000
Interest(2)	31,359,000	50,365,000	40,541,000	30,501,000	152,766,000
Credit facility borrowings(3)	7,000,000	—	—	—	7,000,000
Ground lease and other operating lease obligations(4)	2,382,000	6,933,000	7,078,000	179,610,000	196,003,000

Total	$263,316,000	$129,537,000	$178,229,000	$481,245,000	$1,052,327,000

(1)	Long-term debt obligations are related to our fixed rate and variable rate mortgage loans payable. Approximately $81,116,000 of the variable debt due in less than one year was refinanced in February 2011 from the proceeds of our senior secured real estate term loan, as further discussed in Note 22, Subsequent Events.

(2)	Interest on variable rate debt is calculated using the rates in effect at December 31, 2010.

(3)	The $7,000,000 drawn on our unsecured revolving credit facility as of December 31, 2010 was repaid on January 31, 2011, as further discussed in Note 22, Subsequent Events.

(4)	Operating lease obligations include our corporate office locations in Scottsdale, Arizona and Johns Island, South Carolina.

With respect to the debt service obligations shown above, the table does not reflect available extension options. Of the amounts maturing in 2011 and 2012, $152,887,000 have two one-year extensions available and $22,000,000 have a one-year extension available, subject to customary conditions.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Inflation

We are exposed to inflation risk as income from future long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of inflation. These provisions include rent escalations, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Funds from Operations and Modified Funds from Operations

We define Funds from Operations, or FFO, a non-GAAP measure, as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO one-time charges, transition charges, and acquisition-related expenses, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO better reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net income (loss). As such, we believe MFFO, in addition to net income (loss) as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance. However, MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. However, we believe MFFO may provide an indication of the sustainability of our distributions in the future. MFFO should be reviewed in connection with other GAAP measurements. Management considers the following items in the calculation of MFFO:

Acquisition-related expenses:  Prior to 2009, acquisition-related expenses were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition-related expenses related to business combinations are expensed. These acquisition-related expenses have been and will continue to be funded from the proceeds of our offerings and our debt and not from operations. We believe by excluding expensed acquisition-related expenses, MFFO provides useful supplemental information that is comparable for our real estate investments.

Transition charges:  FFO includes certain charges related to the cost of our transition to self-management. These items include, but are not limited to, the majority of the one-time redemption and termination payment made to our former advisor, as further discussed in Note 12, Related Party Transactions, to our consolidated financial statements, as well as additional legal expenses, system conversion costs (including updates to certain estimate development procedures) and non-recurring employment costs. Because MFFO excludes such costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on such transition charges. We do not believe such costs will recur now that our transition to a self-management infrastructure has been substantially completed.

Our calculation of MFFO may have limitations as an analytical tool because it reflects the costs unique to our transition to a self-management model, which may be different from that of other healthcare REITs. Additionally, MFFO reflects features of our ownership interests in our medical office buildings and healthcare-related facilities that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate MFFO in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our MFFO as a supplemental performance measure.

The following is the calculation of FFO and MFFO for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
		2010		2009		2008
	2010	Per Share	2009	Per Share	2008	Per Share

Net loss	$(7,919,000)	$(0.05)	$(24,773,000)	$(0.22)	$(28,409,000)	$(0.66)
Add:
Depreciation and amortization — consolidated properties	78,561,000	0.47	53,595,000	0.47	37,398,000	0.87
Less:
Net (income) loss attributable to noncontrolling interest of limited partners	16,000	—	(304,000)	—	(39,000)	—
Depreciation and amortization related to noncontrolling interests	(1,209,000)	—	(204,000)	—	(205,000)	—

FFO attributable to controlling interest	$69,449,000		$28,314,000		$8,745,000

FFO per share — basic and diluted	$0.42	$0.42	$0.25	$0.25	$0.20	$0.20

Add:
Acquisition-related expenses	11,317,000	0.07	15,997,000	0.14	—	—
Transition charges	8,400,000	0.05	3,718,000	0.03	—	—
MFFO attributable to controlling interest	$89,166,000		$48,029,000		$8,745,000

MFFO per share — basic and diluted	$0.54	$0.54	$0.43	$0.43	$0.21	$0.21

Weighted average common shares outstanding — basic	165,952,860	165,952,860	112,819,638	112,819,638	42,844,603	42,844,603
Weighted average common shares outstanding — diluted	165,952,860	165,952,860	112,819,638	112,819,638	42,844,603	42,844,603

For the years ended December 31, 2010 and 2009, MFFO per share has been impacted by the increase in net proceeds realized from our initial and follow-on offerings. For the year ended December 31, 2010, we sold 61,191,096 shares of our common stock, increasing our outstanding shares by 43.5%, and for the year ended December 31, 2009, we sold 62,696,254 shares of our common stock, increasing our outstanding shares by 83.1%. During both years, the proceeds from this issuance were temporarily invested in short-term cash equivalents until they could be invested in medical office buildings and other healthcare-related facilities at favorable pricing. Due to lower interest rates on cash equivalent investments, interest earnings were minimal. As of December 31, 2010, virtually all of our offering proceeds were invested in higher-earning medical office buildings or other healthcare-related facility investments consistent with our investment policy to identify high quality investments. We believe this will add value to our stockholders over our longer-term investment horizon, even if this results in less current period earnings.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from our total portfolio of properties (including both our operating properties and those classified as held for sale as of December 31, 2010) before interest expense, general and administrative expenses, depreciation, amortization, certain one-time charges, and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net loss to net operating income has been provided for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008

Net loss	$(7,919,000)	$(24,773,000)	$(28,409,000)
Add:
General and administrative expense	18,753,000	12,285,000	3,261,000
Asset management fees	—	3,783,000	6,177,000
Acquisition-related expenses	11,317,000	15,997,000	122,000
Depreciation and amortization	78,561,000	53,595,000	37,398,000
Interest expense	29,541,000	23,824,000	34,164,000
One-time redemption, termination, and release payment to former advisor	7,285,000	—	—
Less:
Interest and dividend income	(119,000)	(249,000)	(469,000)

Net operating income	$137,419,000	$84,462,000	$52,244,000

Subsequent Events

See Note 22, Subsequent Events, to our accompanying consolidated financial statements, for a further discussion of our subsequent events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. To the extent we enter into such derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with derivative instruments by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.

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

The table below presents, as of December 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total

Fixed rate debt — principal payments	$7,662,000	$43,470,000	$26,929,000	$49,890,000	$71,730,000	$271,134,000	$470,815,000
Weighted average interest rate on maturing debt	5.88%	6.48%	5.76%	6.40%	5.37%	5.81%	5.75%
Variable rate debt — principal payments	$214,913,000 (1)	$913,000	$927,000	$193,000	$8,797,000	$—	$225,743,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2010)	2.77%	1.76%	1.76%	1.76%	1.76%	0.00%	1.92%

(1)	Of the total amount of variable rate debt shown to be maturing within 2011, approximately $81,116,000 was refinanced using the proceeds of our new senior secured real estate term loan on February 1, 2011. See Note 22, Subsequent Events, for further information on this secured term loan.

Mortgage loans payable were $696,558,000 ($699,526,000, including premium) as of December 31, 2010. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.61% to 12.75% per annum and a weighted average effective interest rate of 4.95% per annum. We had $470,815,000 ($473,783,000, including premium) of fixed rate debt, or 67.6% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $225,743,000 of variable rate debt, or 32.4% of mortgage loans payable, at a weighted average interest rate of 2.72% per annum as of December 31, 2010.

As of December 31, 2010, the fair value of our fixed rate debt was $501,813,000 and the fair value of our variable rate date was $225,557,000.

As of December 31, 2010, we had fixed rate interest rate swaps or caps on four of our variable mortgage loans, thereby effectively fixing our interest rate on those mortgage loans payable.

As of December 31, 2010, we had drawn $7,000,000 on our new unsecured revolving credit facility in order to fund the acquisition of operating properties. As discussed within the preceding Subsequent Events section, we repaid this amount in full on January 31, 2011.

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

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2010, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404(b) of the Sarbanes-Oxley Act.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to the individuals who are our officers and directors.

Name	Age	Position	Term of Office

Scott D. Peters	53	Chief Executive Officer, President and Chairman of the Board	Since 2006
Kellie S. Pruitt	45	Chief Financial Officer, Secretary and Treasurer	Since 2009
Mark D. Engstrom	51	Executive Vice President — Acquisitions	Since 2009
W. Bradley Blair, II	67	Independent Director	Since 2006
Maurice J. DeWald	70	Independent Director	Since 2006
Warren D. Fix	72	Independent Director	Since 2006
Larry L. Mathis	67	Independent Director	Since 2007
Gary T. Wescombe	68	Independent Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Scott D. Peters has served as our Chairman of the Board since July 2006, Chief Executive Officer since April 2006 and President since June 2007. He served as the Chief Executive Officer of our former advisor from July 2006 to July 2008. He served as the Executive Vice President of Grubb & Ellis Apartment REIT, Inc. from January 2006 to November 2008 and served as one of its directors from April 2007 to June 2008. He also served as the Chief Executive Officer, President and a director of Grubb & Ellis Company, or Grubb & Ellis, our former sponsor, from December 2007 to July 2008, and as the Chief Executive Officer, President and director of NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis, from its formation in September 2006 and as its Chairman of the Board from December 2007 to July 2008. NNN Realty Advisors became a wholly owned subsidiary of Grubb & Ellis upon its merger with Grubb & Ellis in December 2007. Mr. Peters also served as Chief Executive Officer of Grubb & Ellis Realty Investors from November 2006 to July 2008, having served from September 2004 to October 2006, as Executive Vice President and Chief Financial Officer. From December 2005 to January 2008, Mr. Peters also served as Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters also served as Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded REIT. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University.

Kellie S. Pruitt has served as our Chief Financial Officer since May 2010, as our Treasurer since April 2009, and as our Secretary since July 2009. She also served as our Chief Accounting Officer from January 2009 until May 2010, as our Assistant Secretary from March 2009 to July 2009, and as our Controller for a portion of January 2009. From September 2007 to December 2008, Ms. Pruitt served as the Vice President, Financial Reporting and Compliance, for Fender Musical Instruments Corporation. Prior to joining Fender Musical Instruments Corporation in 2007, Ms. Pruitt served as a senior manager at Deloitte & Touche LLP, from 1995 to 2007, serving both public and privately held companies primarily concentrated in the real estate and consumer business industries. She graduated from the University of Texas with a B.A. degree in Accounting and is a member of the AICPA. Ms. Pruitt is a Certified Public Accountant licensed in Arizona and Texas.

Mark D. Engstrom has served as our Executive Vice President — Acquisitions since July 2009. From February 2009 to July 2009, Mr. Engstrom served as our independent consultant providing acquisition and asset management support. Mr. Engstrom has 22 years of experience in organizational leadership, acquisitions, management, asset management, project management, leasing, planning, facilities development, financing, and establishing industry leading real estate and facilities groups. From 2006 through 2009, Mr. Engstrom was the

Chief Executive Officer of Insite Medical Properties, a real estate services and investment company. From 2001 through 2005, Mr. Engstrom served as a Manager of Real Estate Services for Hammes Company and created a new business unit within the company which was responsible for providing asset and property management. Mr. Engstrom graduated from Michigan State University with a B.A. degree in Pre-Law and Public Administration and a Masters Degree from the University of Minnesota in Hospital and Healthcare Administration.

W. Bradley Blair, II has served as an independent director of our company since September 2006. Mr. Blair served as the Chief Executive Officer, President and Chairman of the board of directors of Golf Trust of America, Inc. from the time of its formation and initial public offering in 1997 as a REIT until his resignation and retirement in November 2007. During such term, Mr. Blair managed the acquisition, operation, leasing and disposition of the assets of the portfolio. From 1993 until February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Currently, Mr. Blair operates the Blair Group consulting practice, which focuses on real estate acquisitions and finance. Mr. Blair earned a B.S. degree in Business from Indiana University in Bloomington, Indiana and his Juris Doctorate degree from the University of North Carolina School of Law.

Maurice J. DeWald has served as an independent director of our company since September 2006. He has served as the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm, since 1992, where the primary focus has been in both the healthcare and technology sectors. Mr. DeWald also serves as a director of Mizuho Corporate Bank of California and as non-executive Chairman of Integrated Healthcare Holdings, Inc. Mr. DeWald also previously served as a director of Tenet Healthcare Corporation, ARV Assisted Living, Inc. and Quality Systems, Inc. From 1962 to 1991, Mr. DeWald was with the international accounting and auditing firm of KPMG, LLP, where he served at various times as an audit partner, a member of their board of directors as well as the managing partner of the Orange County, Los Angeles, and Chicago offices. Mr. DeWald has served as Chairman and director of both the United Way of Greater Los Angeles and the United Way of Orange County California. Mr. DeWald holds a B.B.A. degree in Accounting and Finance from the University of Notre Dame and is a member of its Mendoza School of Business Advisory Council. Mr. DeWald is a Certified Public Accountant (inactive), and is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Warren D. Fix has served as an independent director of our company since September 2006. He is the Chairman of FDW, LLC, a real estate investment and management firm. Mr. Fix also serves as a director of First Financial Advisors, First Foundation Bank, Accel Networks, and CT Realty Investors. Until November of 2008, when he completed a process of dissolution, he served for five years as the chief executive officer of WCH, Inc., formerly Candlewood Hotel Company, Inc., having served as its Executive Vice President, chief financial officer and Secretary since 1995. During his tenure with Candlewood Hotel Company, Inc., Mr. Fix oversaw the development of a chain of extended-stay hotels, including 117 properties aggregating 13,300 rooms. From July 1994 to October 1995, Mr. Fix was a consultant to Doubletree Hotels, primarily developing debt and equity sources of capital for hotel acquisitions and refinancing. Mr. Fix has been and continues to be a partner in The Contrarian Group, a business management and investment company since December 1992. From 1989 to December 1992, Mr. Fix served as President of The Pacific Company, a real estate investment and a development company. During his tenure at The Pacific Company, Mr. Fix was responsible for the development, acquisition and management of an apartment portfolio comprising in excess of 3,000 units From 1964 to 1989, Mr. Fix held numerous positions, including Chief Financial Officer, within The Irvine Company, a major California-based real estate firm that develops residential property, for-sale housing, apartments, commercial, industrial, retail, hotel and other land related uses. Mr. Fix was one of the initial team of ten professionals hired by The Irvine Company to initiate the development of 125,000 acres of land in Orange County, California. Mr. Fix is a Certified Public Accountant (inactive). He received his B.A. degree from Claremont McKenna College and is a graduate of the UCLA Executive Management Program, the Stanford

Financial Management Program, the UCLA Anderson Corporate Director Program, and the Stanford Directors’ Consortium.

Larry L. Mathis has served as an independent director of our company since April 2007. Since 1998 he has served as an executive consultant with D. Peterson & Associates in Houston, Texas, providing counsel to select clients on leadership, management, governance, and strategy and is the author of The Mathis Maxims, Lessons in Leadership. For over 35 years, Mr. Mathis has held numerous leadership positions in organizations charged with planning and directing the future of healthcare delivery in the United States. Mr. Mathis is the founding President and Chief Executive Officer of The Methodist Hospital System in Houston, Texas, having served that institution in various executive positions for 27 years, including the last 14 years as CEO before his retirement in 1997. During his extensive career in the healthcare industry, he has served as a member of the board of directors of a number of national, state and local industry and professional organizations, including Chairman of the board of directors of the Texas Hospital Association, the American Hospital Association, and the American College of Healthcare Executives, and has served the federal government as Chairman of the National Advisory Council on Health Care Technology Assessment and as a member of the Medicare Prospective Payment Assessment Commission. From 1997 to 2003, Mr. Mathis was a member of the board of directors and Chairman of the compensation committee of Centerpulse, Inc., and from 2004 to present a member of the board and Chairman of the nominating and governance committee of Alexion Pharmaceuticals, Inc., both U.S. publicly traded companies. Mr. Mathis received a B.A. degree in Social Sciences from Pittsburg State University and a M.A. degree in Health Administration from Washington University in St. Louis, Missouri.

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

Board Experience

Our board of directors has diverse and extensive knowledge and expertise in industries that are of particular importance to us, including the real estate and healthcare industries. This knowledge and experience includes acquiring, financing, developing, constructing, leasing, managing and disposing of both institutional and non-institutional commercial real estate. In addition, our board of directors has extensive and broad legal, auditing and accounting experience. Our board of directors has numerous years of hands-on and executive commercial real estate experience drawn from a wide range of disciplines. Each director was nominated to the board of directors on the basis of the unique skills he brings to the board, as well as how such skills collectively enhance our board of directors. On an individual basis:

•	Our Chairman, Mr. Peters, has over 20 years of experience in managing publicly traded real estate investment trusts and brings insight into all aspects of our business due to both his current role and his history with the company. His comprehensive experience and extensive knowledge and understanding of the healthcare and real estate industries has been instrumental in the creation, development and launching of our company, as well as our current investment strategy.

•	Mr. Blair provides broad real estate and legal experience, having served a variety of companies in advisory, executive and/or director roles for over 35 years, including over 10 years as CEO, president and Chairman of the board of directors of a publicly traded REIT. He also operates a consulting

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

Compensation Committee.  The primary responsibilities of our compensation committee are to advise the board on compensation policies, establish performance objectives for our executive officers, review and recommend to our board of directors the appropriate level of director compensation and annually review our compensation strategy and assess its effectiveness. Under our compensation committee charter, the compensation committee will always be comprised solely of independent directors. The compensation committee is currently comprised of Messrs. Blair, DeWald, Fix and Wescombe, all of whom are independent directors. Mr. Wescombe currently serves as the chairman.

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

Amended and Restated 2006 Incentive Plan and Independent Directors Compensation Plan

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

The incentive stock plan provides for the granting of awards to participants in the following forms to those independent directors, employees, and consultants selected by the plan administrator for participation in the incentive stock plan:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the U.S. tax code;

•	stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the committee;

•	restricted stock units, which give the holder the right to receive shares of our common stock, or the equivalent value in cash or other property, in the future;

•	deferred stock units, which give the holder the right to receive shares of our common stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of our common stock underlying an award; and/or

•	other stock based awards in the discretion of the plan administrator, including unrestricted stock grants and units of our operating partnership.

Any such awards will provide for exercise prices, where applicable, that are not less than the fair market value of our common stock on the date of the grant. Any shares issued under the incentive stock plan will be subject to the ownership limits contained in our charter.

Our board of directors or a committee of its independent directors administers the incentive stock plan, with sole authority to select participants, determine the types of awards to be granted and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter.

The maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under the incentive stock plan is 10,000,000. In the event of a nonreciprocal corporate transaction that causes the per-share value of our common stock to change, such as a stock dividend, stock split, spin-off, rights offering, or large nonrecurring cash dividend, the share authorization limits of the incentive stock plan will be adjusted proportionately.

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the termination of a participant’s service due to death or disability (as defined in the plan) or a change of control for grants made prior to February 24, 2011, (i) all of that participant’s outstanding options and stock appreciation rights will become fully vested and exercisable; (ii) all time-based vesting restrictions on that participant’s outstanding awards will lapse; and (iii) the payout level under all of that participant’s outstanding performance-based awards will be determined and deemed to have been earned based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the date of termination.

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the occurrence of a change in control of the company (as defined in the plan) in which awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by the compensation committee or our board of directors: (i) all outstanding options and stock appreciation rights will become fully vested and exercisable; (ii) all time-based vesting restrictions on outstanding awards will lapse as of the date of termination; and (iii) the payout level under outstanding performance-based awards will be determined and deemed to have been earned as of the effective date of the change in control based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the change in control. With respect to awards assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, a participant’s employment is terminated without cause or the participant resigns for good reason (as such terms are defined in the plan), then: (i) all of that participant’s outstanding options and stock appreciation rights will become fully vested and exercisable; (ii) all time-based vesting restrictions on that participant’s outstanding awards will lapse as of the date of termination; and (iii) the payout level under all of that participant’s performance-based awards that were outstanding immediately prior to effective time of the change in control will be determined and deemed to have been earned as of the date of termination based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the date of termination.

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

Under Section 162(m) of the Code, a public company generally may not deduct compensation in excess of $1 million paid to its Chief Executive Officer and the four next most highly compensated executive officers. In order for awards granted under the plan to be exempt, the incentive stock plan must be amended to comply with the exemption conditions and be resubmitted for approval by our stockholders.

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

Indemnification Agreements

We have entered into indemnification agreements with each of our independent directors, non-independent director and executive officers. Pursuant to the terms of these indemnification agreements, we will indemnify and advance expenses and costs incurred by our directors and officers in connection with any claims, suits or proceedings brought against such directors and officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the year ended December 31, 2010 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2010.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, under the heading “Executive Compensation” you will find a series of tables containing specific data about the compensation earned in 2010 by the following individuals, whom we refer to as our named executive officers:

•	Scott D. Peters, President, Chief Executive Officer and Chairman of the Board;

•	Kellie S. Pruitt, Chief Financial Officer, Secretary and Treasurer; and

•	Mark D. Engstrom, Executive Vice President — Acquisitions.

Compensation Philosophy and Objectives

Our objective is to provide compensation packages that take into account the scope of the duties and responsibilities of each executive officer. Our executive compensation packages reflect the increased level of responsibilities and scope of duties attendant with our self-management model, the increase in the size of our company, and our focus on performance-based compensation. We completed the transition to self-management in the third quarter of 2009. In addition, we strive to provide compensation that rewards the achievement of specific short-, medium- and long-term strategic goals, and aligns the interests of key employees with stockholders. The compensation paid to the executives is designed to achieve the right balance of incentives, appropriately reward our executives and maximize their performance over the long-term. We recognize the importance of our compensation system being properly aligned with our current business model and strategic plans.

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

Ongoing Assessment of Compensation Program

The compensation committee and the Board of Directors conduct ongoing comprehensive reviews of our compensation program to ensure it meets our primary objective — to reward demonstrated performance and to incentivize future performance by our management and Board of Directors, which results in added value to our company and our stockholders, in the short, mid, and long term. The compensation committee and the Board of Directors as a whole recognize that an effective compensation structure is critical to our success now and in the future. A key element of this ongoing compensation review is to look at our company today as a self-managed entity and to take into account our future strategic direction and objectives, including potential stockholder value enhancement and liquidity events. Our compensation structure needs to be both competitive and focused on aligning the performance by our executives and employees with a fair reward system.

We recently determined that certain strategic opportunities and initiatives should be undertaken and that our compensation programs need to be adjusted and amended to be consistent with changes in our corporate strategies, different timeframes, changes in scope of work, changes in the potential value and application of previously contemplated incentive programs, extraordinary performance and other factors. The compensation committee and Board of Directors are reviewing and adjusting the existing compensation program to ensure that performance incentives are put in place consistent with our strategic initiatives and the expected employee performance to achieve these initiatives. The compensation committee has engaged Towers Watson & Co., an independent compensation consultant, to assist and advise the compensation committee with this review. The compensation committee may also engage additional consultants as part of this process. After such review is completed, the compensation committee and our Board of Directors may make changes to the current compensation structure, including, without limitation, the establishment of performance compensation based on early and mid-range liquidity and other stockholder value enhancement actions and changes to the employee retention program discussed below.

Our Business and 2010 Performance

During 2010, we continued to execute our business plan, generate stockholder value and position our company for continued 2011 growth. Here are some of the highlights.

Equity Proceeds.  In March of 2010, we successfully launched a follow-on offering to raise up to $2.2 billion. Under the follow-on offering, we raised approximately $506 million during the year ended December 31, 2010, excluding shares issued under the DRIP. As part of our strategic review process and in response to the substantial equity being raised, we announced our intention to stop raising equity in the near future. On February 28, 2011, we terminated our follow-on offering, except for sales pursuant to the DRIP. As of the date of this Annual Report on Form 10-K, we have raised approximately $2.2 billion in equity proceeds since our inception, excluding proceeds associated with shares issued under the DRIP.

Acquisitions.  During 2010, we purchased a substantial amount of assets, investing approximately $806 million in 24 new portfolio acquisitions. These acquisitions consist of over 3.5 million square feet with approximately 96% occupancy as of December 31, 2010. They were chosen for and are located in areas that continue to complement our existing overall portfolio. Notably, over 50% of our acquisitions were identified and made available to us through direct, off-market sources with quality healthcare systems and owners. We believe this reflects the strength of our acquisition network and our relationships in the industry.

Balance Sheet.  In 2010, we continued to focus on maintaining a strong balance sheet with leverage levels in the low 30% range. Our strategy has been and continues to be a prudent consumer and user of credit. In tight economic times, our strong balance sheet and low leverage are critical and provide significant acquisition opportunities. We have avoided the credit problems which affected many highly leveraged companies. In 2010, our strong liquidity position continued to provide us with the funding ability to take advantage of acquisition opportunities.

Credit Transactions.  In addition to asset acquisitions, we entered into a number of key credit transactions and expanded key lending relationships in 2010. As the economy and credit markets improved, we took the opportunity to access quality credit at low interest rates. Accessing such credit provides us with a lower cost structure as the cost of credit is well below the cost of capital associated with raising equity.

In 2010, we established key banking relationships with J.P. Morgan, Wells Fargo, Deutsche Bank and other quality investment bankers and banks. In November 2010, we successfully closed a $275 million, three-year, unsecured credit facility with this banking group. This unsecured credit facility can be expanded to $500 million, subject to conditions.

Asset Management.  As of December 31, 2010, our total assets were approximately $2.27 billion based on purchase price. Our portfolio consists of approximately 10.9 million square feet with an overall portfolio occupancy over 91% as of December 31, 2010. Our assets are located in 24 states. We continue to focus on states that we believe have strong healthcare macro-economic drivers, like Arizona, Texas, South Carolina, and Indiana. We believe that the healthcare reform legislation enacted in 2010 builds upon the strong sector fundamentals with expanded coverage for individuals, increasing GDP spending, an aging population, and the continued demand for healthcare services.

Cost Savings.  For the year ended December 31, 2010, we would have been required to pay acquisition, asset management and above market property management fees of approximately $44,351,000, to our former advisor if we were still subject to the advisory agreement under its original terms prior to the commencement of our transition to self-management. The cost of self-management during the year ended December 31, 2010 was approximately $10,630,000. Therefore, we achieved a net cost savings of approximately $33,721,000 ($44,351,000 fees saved minus $10,630,000) for the year ended December 31, 2010 resulting from our self-management cost structure. In addition and just as importantly, we eliminated internalization fees, established a management and employee team dedicated to our stockholders, and we put ourselves in a position to move our company forward to the next stage of our lifecycle.

How We Determine our Compensation Arrangements

The compensation committee reviews on an ongoing basis the compensation arrangements of our executive officers and employees, and our overall compensation structure. In addition, the employment agreements of our named executive officers require that their base salary be reviewed by the compensation committee no less frequently than annually. In conducting these ongoing reviews in 2010, the compensation committee took into account, among other things, the following:

•	the successful completion of the highlighted actions set forth in the section above entitled “Our Business and 2010 Performance”;

•	the successful completion of our transition to self-management and the continued growth and productivity of our organization as a self-managed entity;

•	the commencement and success of our follow-on offering;

•	the substantial level and quality of new acquisitions that we completed in the past year;

•	our increasing coverage of distributions with cash flow from operations;

•	the gross cost savings of $10.8 million in 2009 and $44.4 million in 2010 resulting from our self-management program;

•	our completion of significant credit transactions;

•	our overall financial strength and growth; and

•	the anticipated added scope of work in 2011 and beyond as we explore strategic opportunities to benefit our stockholders.

Our compensation committee’s independent consultant, Towers Watson, conducted a competitive market assessment of the compensation levels of each of our named executive officers compared to survey data from the 2009 NAREIT Compensation Survey, as well as a peer group assembled by Towers Watson consisting of the following companies:*

HCP, Inc.	Nationwide Health Properties, Inc.
Health Care REIT, Inc.	BioMed Realty Trust, Inc.
Ventas, Inc.	Healthcare Realty Trust Incorporated
Alexandria Real Estate Equities, Inc.	Omega Healthcare Investors, Inc.
Brandywine Realty Trust	Medical Properties Trust, Inc.

*	Companies reviewed from the 2009 NAREIT Compensation Survey included healthcare REITs of all sectors with total capitalization within a range of $3 billion to $6 billion. Towers Watson selected the peer group companies based on financial scope ($1 billion to $12 billion in assets and median assets of $3.6 billion), business segment (healthcare-related and office REITs) and structure (self-managed and publicly traded). In its market assessment, Towers Watson analyzed median and 75th percentile pay levels. For market pay comparisons, Towers Watson considers executives to be paid “competitively” and within the range of competitive practice if their: (i) base salary is within +/−10% of the competitive pay standard; (ii) total cash compensation is within +/−15% of the competitive pay standard; and (iii) total direct compensation is within +/−20% of the competitive pay standard.

Towers Watson found that total direct compensation (base salary, annual bonus and long-term incentives) for our Chief Executive Officer is competitive at the market median and that total direct compensation for our other named executive officers was below the median when compared to both the 2009 NAREIT Compensation Survey data and the peer group proxy data. As stated above, Towers Watson also reviewed competitive equity holdings and found that our named executive officers’ total equity holdings were low relative to current total equity holdings of named executive officers at our peer companies. Finally, Towers Watson reviewed the change-in-control severance protections afforded to our named executive officers and concluded that for the Chief Executive Officer, the current severance provision is above competitive practice and for the other named executive officers, the current severance provisions are somewhat below competitive levels. The compensation committee uses the market information to help guide its compensation decisions, but does not benchmark to a particular percentile within the peer group or otherwise target any element of compensation at a particular level or quartile within the peer group. As discussed below, the compensation committee approved a change to the base salary for Ms. Pruitt and approved a change to the bonus target for Ms. Pruitt to bring her compensation more in line with peers at similar companies. In addition, our compensation committee approved additional equity grants to Messrs. Peters and Engstrom and Ms. Pruitt to increase their level of equity holdings closer to the levels held by named executive officers at our peer companies, as well as to provide performance and retention incentives to these executive officers, as discussed in more detail below.

Elements of our 2010 Compensation Program

During 2010, the key elements of compensation for our named executive officers were base salary, annual bonus and long-term equity incentive awards, as described in more detail below. In addition to these key elements, we also provide severance protection for our named executive officers, as discussed below.

Base Salary.  Base salary provides the fixed portion of compensation for our named executive officers and is intended to reward core competence in their role relative to skill, experience and contributions to us. In connection with entering into the employment agreements in 2009, the compensation committee approved the following initial annual base salaries: Mr. Peters, $500,000; Mr. Engstrom, $275,000; and Ms. Pruitt, $180,000. In May 2010, as a result of its review of our compensation structure discussed above, the compensation committee approved a $250,000 increase to Mr. Peters’ annual base salary and a $45,000 increase to Ms. Pruitt’s base salary. The compensation committee determined that Mr. Engstrom’s base salary continued to be appropriate at that time. In December 2010, based on continued demonstrated performance and added scope of work, which includes ongoing assessment and implementation of anticipated strategic opportunities to benefit our stockholders, the compensation committee approved increases to the annual base salaries of Mr. Engstrom and Ms. Pruitt, both to $300,000.

Annual Bonus.  Annual bonuses reward and recognize contributions to our financial goals and achievement of individual objectives. Each of our named executive officers is eligible to earn an annual performance bonus in an amount determined at the sole discretion of the compensation committee for each year. Pursuant to the terms of their employment agreements, Mr. Peters’ initial maximum bonus is 200% of base salary. Mr. Engstrom’s target bonus is 100% of base salary. In May 2010, the compensation committee increased Ms. Pruitt’s target bonus to 100% of her base salary in order to better align her performance based compensation with her level of responsibilities and duties.

The compensation committee, together with Mr. Peters, developed a broad list of goals and objectives for Mr. Peters’ for 2010. The compensation committee awarded Mr. Peters the maximum bonus payable to him under his employment agreement based on its assessment of his performance during fiscal year 2010. In reviewing his performance, the compensation committee concluded that Mr. Peters accomplished, and in many cases, exceeded such goals and objectives, which included:

•	effectively leading the expansion of the company, including growing our portfolio through the acquisition of quality, performing assets;

•	successfully negotiating substantial and creative value-added transaction terms and conditions;

•	coordinating successful and competitive refinancing transactions during a time of significant dislocations in the credit markets;

•	maintaining a strong and solid balance sheet;

•	successfully launching our follow-on offering;

•	recruiting and effectively supervising our employees;

•	implementing effective risk management at all key levels of the company;

•	establishing and enhancing our relationships with commercial and investment banks;

•	maintaining and actively enhancing our “stockholder first,” performance-driven philosophy;

•	effectively establishing our independent brand name as an asset to our company; and

•	facilitating an open and effective dialogue with our board.

The compensation committee relied primarily on the recommendations of Mr. Peters in determining the bonus amounts for Mr. Engstrom and Ms. Pruitt. Mr. Peters’ based his recommendations on his assessment of

Mr. Engstrom and Ms. Pruitt’s performance during 2010. For example, Mr. Peters considered the number of successful acquisitions that Mr. Engstrom negotiated and completed and his management of our acquisitions team. Mr. Peters considered Ms. Pruitt’s outstanding performance and significant accomplishments during 2010, including playing a key role in obtaining unsecured and secured financing for the company and developing relationships with key commercial and investment banks, as well as further developing our corporate office and infrastructure, building our accounting team and assisting in the coordination of ongoing stockholder value enhancement actions. The compensation committee considered Mr. Peters’ recommendations and approved the bonuses for Mr. Engstrom and Ms. Pruitt.

Long-Term Equity Incentive Awards.  Long-term equity incentive awards are an important element of our compensation program because these awards align the interests of our named executive officers with those of our stockholders and provide a strong retentive component to the executive’s compensation arrangement. In 2010, restricted stock was the primary equity award vehicle offered to our named executive officers. The compensation committee reviewed the grant practices of the peer group companies and awarded our named executive officers equity awards with a value that is consistent with the equity grants provided by the peer group, and with the demonstrated performance to date, and expected ongoing performance and correlated added value to us in the future.

In May 2010, our board approved an employee retention program pursuant to which we have and will grant our executive officers and employees restricted shares of our common stock. The purpose of this program is to incentivize our executive officers and employees to remain with us for a minimum of three years, subject to meeting our performance standards. The board and the compensation committee determined that this program is consistent with our overall goal of hiring and retaining highly qualified employees. Pursuant to this program, on May 24, 2010, Messrs. Peters and Engstrom and Ms. Pruitt were entitled to receive grants of 100,000, 50,000 and 50,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 50,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters will vest in three equal installments on each anniversary of the grant date, and the restricted shares granted to Ms. Pruitt and Mr. Engstrom will vest 100% on the third anniversary of the grant date, in each case provided that the executive is employed by us on each vesting date. Mr. Peters is also entitled to certain annual restricted stock grants pursuant to the terms of his employment agreement. For additional information regarding these grants, see the Grants of Plan-Based Award table and the narrative following such table later in this Annual Report on Form 10-K.

In December 2010, our board approved additional grants to our named executive officers that were made on January 3, 2011, taking into account advice from Towers Watson, demonstrated extraordinary performance, our current strategic plan, and the importance to our company of retaining and motivating experienced key officers as we move into the next stage of our life-cycle. Messrs. Peters and Engstrom and Ms. Pruitt were entitled to receive grants of 200,000, 80,000 and 80,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 100,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters vested with respect to 25% on the grant date and will vest in three additional installments of 25% on each anniversary of the grant date, and the restricted shares granted to Ms. Pruitt and Mr. Engstrom will vest 100% on the third anniversary of the grant date, in each case provided that the executive is employed by us on each vesting date.

Restricted stock has a number of attributes that makes it an attractive equity award for our named executive officers. The vesting schedule provides a strong retention element to their compensation package — if the executive voluntarily terminates employment, he or she will forfeit any unvested restricted stock. At the same time, the executive retains the attributes of stock ownership through voting rights and distributions. Given that there is no readily available market providing liquidity for our common shares, and in light of the limitation in our governing documents that poses an obstacle to our withholding shares from the restricted stock when it vests, the compensation committee designed Mr. Peters’ award so that he could elect to receive a portion of the value of the award in cash in order to satisfy his tax obligations.

Employment Agreements.  We are party to an employment agreement with each of Messrs. Peters and Engstrom and Ms. Pruitt. In considering the appropriate terms of the employment agreements, the compensation committee focused on the increased duties and responsibilities of such individuals under self-management. Each of these executives has played and will continue to play a major role in hiring, supervising and overseeing our employees, the transition and implementation of self-management and the post-transition management of our company. In particular, as part of and as a result of this transition, the role of Mr. Peters, as our Chief Executive Officer and President, has been significantly expanded on a number of levels. Each of the employment agreements also specifies the payments and benefits to which Messrs. Peters and Engstrom and Ms. Pruitt are entitled upon a termination of employment for specified reasons. For additional information regarding the potential severance payments to our named executive officers, see “Potential Payments Upon Termination or Change in Control” later in this Annual Report on Form 10-K.

Material Changes to Our Compensation Program

Approval of Amended and Restated 2006 Incentive Plan.  On February 24, 2011, our board approved the Amended and Restated 2006 Incentive Plan in order to increase the number of shares available for grant thereunder from 2,000,000 to 10,000,000. The Amended and Restated 2006 Incentive Plan also includes additional amendments designed, among other things, to address recent tax developments and address stockholder preferences, including removal of the “liberal” share counting provisions and elimination of the single-trigger vesting of awards upon a change in control on a go-forward basis. Our board has not yet made any additional grants pursuant to the Amended and Restated 2006 Incentive Plan.

COMPENSATION COMMITTEE REPORT

Our compensation committee of our board of directors oversees our compensation program on behalf of our board. In fulfilling its oversight responsibilities, the committee reviewed and discussed with management the above Compensation Discussion and Analysis included in this report.

In reliance on the review and discussion referred to above, our compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2010, and our proxy statement on Schedule 14A to be filed in connection with our 2011 annual meeting of stockholders, each of which has been or will be filed with the SEC.

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such acts. This report is provided by the following independent directors, who constitute the committee:

Gary T. Wescombe, Chair
W. Bradley Blair, II
Maurice J. DeWald
Warren D. Fix

Summary Compensation Table

The summary compensation table below reflects the total compensation earned by our named executive officers for the years ended December 31, 2008, 2009 and 2010. We did not employ any other executive officer other than Mr. Peters for the year ended December 31, 2008.

						Non-Equity
						Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)(4)	Stock Awards ($)(5)	Compensation ($)	Compensation ($)(7)	Total ($)

Scott D. Peters	2010	655,208		1,500,000	1,100,000	325,000 (6)	217,045	3,797,253
Chief Executive Officer,	2009	504,753		1,200,000	750,000	375,000 (6)	67,623	2,897,376
President and Chairman of the Board (Principal Executive Officer)	2008	148,333	(3)	58,333	400,000	—	2,252	608,918
Kellie S. Pruitt(1)	2010	207,937		225,000	500,000		40,594	973,531
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	2009	168,942		125,000	250,000	—	3,022	546,964
Mark D. Engstrom(2)	2010	275,000		275,000	500,000		41,877	1,091,877
Executive Vice President — Acquisitions	2009	252,403		110,000	400,000	—	26,589	788,992

(1)	Ms. Pruitt was appointed as Chief Accounting Officer in January 2009, as Treasurer in April 2009, as Secretary in July 2009, and was promoted to Chief Financial Officer in May 2010.

(2)	Mr. Engstrom was appointed as Executive Vice President — Acquisitions in July, 2009.

(3)	Reflects (a) $90,000 received pursuant to Mr. Peters’ consulting arrangement with us from August 1, 2008, through October 31, 2008, and (b) $58,333 received as base salary pursuant to his 2008 employment agreement with us from November 1, 2008, through December 31, 2008.

(4)	Reflects the annual cash bonuses earned by our named executive officers for the applicable year.

(5)	Reflects the aggregate grant date fair value of awards granted to the named executive officers in the reported year, determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation (“ASC Topic 718”). For information regarding the grant date fair value of awards of unrestricted stock, restricted stock and restricted stock units, see Note 14, Stockholders’ Equity, to our accompanying consolidated financial statements.

(6)	For 2010, reflects two restricted cash awards that Mr. Peters’ elected to receive in lieu of a grant of restricted shares. Under one award, $200,000 was fully-vested on the date of grant and $400,000 remains subject to vesting. Under the second award, $125,000 vested from a previous grant. For 2009, reflects two restricted cash awards that Mr. Peters’ elected to receive in lieu of a grant of restricted shares. Under one award, $125,000 was fully-vested on the date of grant and $375,000 remains subject to vesting. Under the second award, $250,000 fully vested at issuance. See the Grants of Plan-Based Awards table and the narrative following the Grants of Plan-Based Awards table for additional information regarding this award.

(7)	Amounts in this column for 2010 include: (1) payments for 100% of the premiums for health care coverage under our group health plan for each of the named executive officers in the following amounts: Mr. Peters, $15,338; Ms. Pruitt, $15,338; and Mr. Engstrom, $15,338; (2) distributions on stock awards in the following amounts: Mr. Peters, $187,284; Ms. Pruitt, $20,929; and Mr. Engstrom, $21,261; and (3) payment for unused earned vacation benefit in the following amounts: Mr. Peters, $14,423; Ms. Pruitt, $4,327; and Mr. Engstrom, $5,288. Amounts in this column for 2009 include: (1) payments for 100% of the premiums for health care coverage under our group health plan for each of the named executive officers in the following amounts: Mr. Peters, $4,935; Ms. Pruitt, $3,022; and Mr. Engstrom, $4,935; (2) distributions on stock awards of $62,688 for Mr. Peters; and (3) relocation expenses of $21,654 for Mr. Engstrom. Such amounts reflect the aggregate cost to us of providing the benefit.

Grants of Plan-Based Awards

The following table presents information concerning plan-based awards granted to our named executive officers for the year ended December 31, 2010. All awards were granted pursuant to the NNN Healthcare/

Office REIT, Inc. 2006 Incentive Plan (the “2006 Incentive Plan”). The narrative following the Grants of Plan-Based Awards table provides additional information regarding the awards reflected in this table.

Grants of Plan-Based Awards Table in Fiscal Year 2010

					All Other Stock
		Estimated Future Payouts under Non-Equity			Awards: Number of	Grant Date Fair
		Incentive Plan Awards(1)			Shares of Stock or	Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Option Awards ($)

Mr. Peters	05/24/10		500,000
	07/01/10		600,000
	05/24/10				50,000(2)	500,000
	07/01/10				60,000(3)	600,000
Ms. Pruitt	05/24/10				50,000(2)	500,000
Mr. Engstrom	05/24/10				50,000(2)	500,000

(1)	Reflects restricted cash awards. There is no threshold, target or maximum payable pursuant to this award; instead, the award vests based on Mr. Peters’ continued service with us. See the narrative following this table for additional information regarding the 2010 restricted cash award.

(2)	Reflects a grant of 50,000 restricted shares of our common stock.

(3)	Reflects a grant of 60,000 restricted shares of our common stock.

Material Terms of 2010 Compensation

We are party to an employment agreement with each of Messrs. Peters and Engstrom and Ms. Pruitt. The material terms of the employment agreements are described below. In conjunction with the termination of our follow-on offering, the compensation committee is reviewing the terms of these employment agreements.

Term.  Mr. Peters’ employment agreement is for an initial term of four and one-half years, ending on December 31, 2013. Beginning on that date, and on each anniversary thereafter, the term of the agreement automatically will extend for additional one-year periods unless either party gives prior notice of non-renewal. Mr. Engstrom’s and Ms. Pruitt’s employment agreement each had an initial term of two years, ending on June 30, 2011. The compensation committee has exercised its right to extend the employment agreements of Mr. Engstrom and Ms. Pruitt for a period of one year, ending on June 30, 2012.

Base Salary and Benefits.  The agreements provided for the following initial annual base salaries: Mr. Peters, $500,000; Mr. Engstrom, $275,000; and Ms. Pruitt, $180,000. All salaries may be adjusted from year to year in the sole discretion of the compensation committee, provided that Mr. Peters’ base salary may not be reduced. On May 20, 2010, the compensation committee increased Mr. Peters’ and Ms. Pruitt’s annual base salary from $500,000 to $750,000 and from $180,000 to $225,000, respectively. In December 2010, the compensation committee increased both Ms. Pruitt’s and Mr. Engstrom’s salaries to $300,000. The agreements provide that each of the executives will be eligible to earn an annual performance bonus in an amount determined at the sole discretion of the compensation committee for each year. Mr. Peters’ initial maximum bonus is 200% of base salary. Mr. Engstrom’s initial target bonus is 100% of base salary. On May 24, 2010, the compensation committee increased Ms. Pruitt’s target bonus from 60% to 100% of her base salary. Each executive is entitled to all employee benefits and perquisites made available to our senior executives, provided that we will pay 100% of the premiums for each executive’s health care coverage under our group health plan.

Equity Grants.  Pursuant to the terms of his employment agreement, Mr. Peters is entitled to receive additional restricted stock grants on each of July 1, 2010, July 1, 2011 and July 1, 2012 (the first three anniversaries of the effective date of the agreement), which restricted shares will vest in equal installments on the grant date and on each anniversary of the grant date during the balance of the term of the employment agreement, provided he is employed by us on each such vesting date. Mr. Peters may in his sole discretion elect to receive a restricted cash award in lieu of up to one-half of each grant of restricted shares, which restricted cash award will be equal to the fair market value of the foregone restricted shares and will be subject to the same restrictions and vesting schedule as the foregone restricted shares. On May 20, 2010, the compensation committee approved an amendment to Mr. Peters’ employment agreement to (i) increase the number of restricted shares Mr. Peters will receive on each of the first three anniversaries of the effective date of his employment agreement from 100,000 to 120,000; and (ii) provide that we will pay interest at the distribution rate we pay on our shares of common stock (currently 7.25%) on Mr. Peters’ outstanding restricted cash award and any future restricted cash award(s) granted to Mr. Peters upon his election. Accordingly, on July 1, 2010, Mr. Peters received 60,000 restricted shares and a $600,000 restricted cash award, each as described below.

•	On July 1, 2010, Mr. Peters was entitled to receive a grant of 120,000 restricted shares of our common stock. Pursuant to the terms of his employment agreement, Mr. Peters elected to receive a restricted cash award in lieu of 60,000 restricted shares. The restricted shares vest as follows: 20,000 on July 1, 2010 (the date of grant); 20,000 on July 1, 2011; and 20,000 on July 1, 2012, provided Mr. Peters is employed by us on each such vesting date.

•	As described above, Mr. Peters elected to receive a restricted cash award in lieu of 60,000 restricted shares. The restricted cash award is equal to $600,000, the fair market value of the foregone restricted shares on the date of grant, and is subject to the same restrictions and vesting schedule as the foregone restricted shares. Accordingly, the restricted cash award vests as follows: $150,000 vested on July 1, 2010 (the date of grant), $150,000 on July 1, 2011; $150,000 on July 1, 2012; and $150,000 on July 1, 2013, provided Mr. Peters is employed by us on each such vesting date. Pursuant to the terms of the restricted cash award, we will pay interest at the distribution rate paid by us on our shares of common stock (currently 7.25%) on such award.

Pursuant to the employee retention plan described in the Compensation Discussion and Analysis, on May 24, 2010, Mr. Peters, Ms. Pruitt and Mr. Engstrom were entitled to receive grants of 100,000, 50,000 and 50,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 50,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters will vest in three equal installments on each anniversary of the grant date, provided that he is employed by us on such date. The shares granted to Ms. Pruitt and Mr. Engstrom will vest 100% on the third anniversary of the grant date, provided that the executive is employed by us on such date. All shares have been granted pursuant to our 2006 Incentive Plan. The restricted shares will become immediately vested upon the earlier occurrence of (1) the executive’s termination of employment by reason of his or her death or disability, (2) a change in control (as defined in the 2006 Plan) or (3) the executive’s termination of employment by us without cause or by the executive for good reason (as such terms are defined in the executive officers’ respective employment agreements).

In December 2010, our board approved additional grants to our named executive officers that were made on January 3, 2011, taking into account advice from Towers Watson, demonstrated extraordinary performance, our current strategic plan, and the importance to our company of retaining and motivating experienced key officers as we move into the next stage of our life-cycle. Messrs. Peters and Engstrom and Ms. Pruitt were entitled to receive grants of 200,000, 80,000 and 80,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 100,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters vested with respect to 25% on the grant date and will vest in three additional installments of 25% on each anniversary of the grant date, and the restricted shares granted to Ms. Pruitt and Mr. Engstrom will vest 100% on the third anniversary of the grant date, in each case provided that the executive is employed by us on each vesting date.

Severance.  Each of the employment agreements also specifies the payments and benefits to which Messrs. Peters and Engstrom and Ms. Pruitt are entitled upon a termination of employment for specified reasons. See “Potential Payments Upon Termination or Change in Control,” later in this filing, for a description of these benefits.

Outstanding Equity Awards

The following table presents information concerning outstanding equity awards held by our named executive officers as of December 31, 2010. Our named executive officers do not hold any option awards.

Outstanding Equity Awards at 2010 Fiscal Year-End

	Stock Awards
	Number of Shares or Units of	Market Value of Shares or
	Stock That Have	Units of Stock That Have Not
Name	Not Vested (#)	Vested ($)(8)

Mr. Peters	13,333(1)	133,333
	25,000(2)	250,000
	50,000(3)	500,000
	40,000(4)	400,000
Ms. Pruitt	16,667(5)	166,667
	50,000(6)	500,000
Mr. Engstrom	26,667(7)	266,667
	50,000(6)	500,000

(1)	Reflects restricted shares of our common stock, which vest and become non-forfeitable on November 14, 2011, provided Mr. Peters is employed by us on such vesting date.

(2)	Reflects restricted shares of our common stock, which vest and become non-forfeitable in equal installments on each of July 1, 2011 and July 1, 2012, provided Mr. Peters is employed by us on each such vesting date.

(3)	Reflects restricted shares of our common stock, which vest and become non-forfeitable in equal installments on each of May 24, 2011, May 24, 2012 and May 24, 2013, provided Mr. Peters is employed by us on each such vesting date.

(4)	Reflects restricted shares of our common stock, which vest and become non-forfeitable in equal installments on each of July 1, 2011 and July 1, 2012, provided Mr. Peters is employed by us on each such vesting date.

(5)	Reflects restricted stock units, which vest in equal annual installments on each of July 30, 2011, and July 30, 2012, provided Ms. Pruitt is employed by us on each such vesting date.

(6)	Reflects restricted shares of our common stock, which vest and become non-forfeitable on May 24, 2013, the third anniversary of the date of grant, provided the executive is employed by us on such vesting date.

(7)	Reflects restricted stock units, which vest in equal annual installments on each of August 31, 2011 and August 31, 2012, provided Mr. Engstrom is employed by us on each such vesting date.

(8)	Calculated using the per share price of shares of our common stock as of the close of business on December 31, 2010, based upon the price per share offered in our initial and follow-on public offerings ($10).

Option Exercises and Stock Vested

The following table shows the number of shares acquired and the value realized upon vesting of stock awards for each of the named executive officers. Our named executive officers do not hold any option awards.

Stock Vested in Fiscal Year 2010

	Stock Awards
	Number of Shares		Value Realized
Named Executive Officer	Acquired on Vesting (#)		on Vesting ($)

Mr. Peters	13,333	(1)	133,333
	12,500	(2)	125,000
	20,000	(3)	200,000
Ms. Pruitt	8,333	(4)	83,333
Mr. Engstrom	13,333	(5)	133,333

(1)	Reflects shares that vested pursuant to the terms of Mr. Peters’ restricted stock grant on November 14, 2008.

(2)	Reflects shares that vested pursuant to the terms of Mr. Peters’ restricted stock grant on July 1, 2009.

(3)	Reflects shares that vested pursuant to the terms of Mr. Peters’ restricted stock grant on July 1, 2010.

(4)	Reflects restricted stock units that vested and converted to shares of our common stock pursuant to the terms of Ms. Pruitt’s restricted stock unit grant on July 30, 2009.

(5)	Reflects restricted stock units that vested and converted to shares of our common stock pursuant to the terms of Mr. Engstrom’s restricted stock unit grant on August 31, 2009.

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

Termination without Cause; Resignation for Good Reason.  If we terminate the executive’s employment without Cause, or he or she resigns for Good Reason (as such terms are defined in the employment agreement), the executive will be entitled to the following benefits:

•	in the case of Mr. Peters, a lump sum severance payment equal to (a) the sum of (1) three times his then-current base salary plus (2) an amount equal to the average of the annual bonuses earned prior to the termination date, multiplied by (b) (1) if the date of termination occurs during the initial term, the greater of one, or the number of full calendar months remaining in the initial term, divided by 12, or (2) if the date of termination occurs during a renewal term after December 31, 2013, one; provided that in no event may the severance benefit be less than $3,000,000;

•	in the case of Mr. Engstrom and Ms. Pruitt, a lump sum severance payment equal to two times his or her then-current base salary;

•	continued health care coverage under COBRA for 18 months, in the case of Mr. Peters, or six months, in the case of Mr. Engstrom and Ms. Pruitt, with all premiums paid by us; and

•	immediate vesting of Mr. Peters’ shares of restricted stock and restricted cash award(s) and Mr. Engstrom’s and Ms. Pruitt’s restricted stock units.

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

“Good Reason,” as defined in Mr. Peters’ employment agreement generally means, in the absence of his written consent: (i) a material diminution in his authority, duties or responsibilities; (ii) a material diminution in his base salary; (iii) relocation more than 35 miles from Scottsdale, Arizona; or (iv) a material diminution in the authority, duties, or responsibilities of the supervisor to whom he is required to report, including a requirement that he report to a corporate officer or employee instead of reporting directly to the board of directors. “Good Reason” as defined in Ms. Pruitt’s and Mr. Engstrom’s employment agreements, generally means, in the absence of a written consent of the executive: (i) except for executive nonperformance, a material diminution in the executive’s authority, duties or responsibilities (provided that this provision will not apply if executive’s then-current base salary is kept in place) or (ii) except in connection with a material decrease in our business, a diminution in the executive’s base salary in excess of 30%.

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

The following table summarizes the value of the termination payments and benefits that each of our named executive officers would receive if he or she had terminated employment on December 31, 2010 under the circumstances shown. The amounts shown in the tables do not include accrued but unpaid salary, earned annual bonus for 2010, or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

	Termination for	Termination without
	Cause or	Cause or
	Resignation without	Resignation For
	Good Reason ($)	Good Reason ($)	Death ($)	Disability ($)

Mr. Peters
Cash Severance	—	10,800,000 (1)	—	—
Benefit Continuation(2)	—	24,173	—	24,173
Value of Unvested Equity Awards(3)	—	1,283,333	1,283,333	1,283,333
Value of Unvested Restricted Cash	—	1,150,000	1,150,000	1,150,000
Awards(4)	—
TOTAL	—	13,257,506	2,433,333	2,457,506
Ms. Pruitt
Cash Severance	—	450,000 (5)	—	—
Benefit Continuation(2)	—	8,058	—	8,058
Value of Unvested Equity Awards(3)	—	666,667	666,667	666,667
TOTAL	—	1,124,725	666,667	674,725
Mr. Engstrom
Cash Severance	—	550,000 (5)	—	—
Benefit Continuation(2)	—	8,058	—	8,058
Value of Unvested Equity Awards(3)	—	766,667	766,667	766,667
TOTAL	—	1,324,725	766,667	774,725

(1)	Represents a lump sum cash severance payment calculated using the following formula (as discussed above): (a) the sum of (1) three times his then-current base salary plus (2) an amount equal to the average of the annual bonuses earned prior to the termination date, multiplied by (b)(1) if the date of termination occurs during the initial term, the greater of one, or the number of full calendar months remaining in the initial term, divided by 12, or (2) if the date of termination occurs during a renewal term after December 31, 2013, one.

(2)	Represents company-paid COBRA for medical and dental coverage based on 2010 rates for 18 months, in the case of Mr. Peters, or six months, in the case of Mr. Engstrom and Ms. Pruitt.

(3)	Represents the value of unvested equity awards that vest upon the designated event. Pursuant to the 2006 Incentive Plan, equity awards vest upon the executive’s termination of service with us due to death or disability or upon the executive’s termination by us without Cause or the executive’s resignation for Good Reason. Awards of restricted stock and restricted stock units are valued as of year-end 2010 based upon the fair market value of our common stock on December 31, 2010, the last day in our 2010 fiscal year ($10).

(4)	Represents the value of Mr. Peters’ unvested restricted cash awards.

(5)	Represents a lump sum cash severance payment equal to two times the executive’s then-current base salary.

Summary of Potential Payments upon a Change in Control.  Pursuant to the 2006 Incentive Plan, equity awards, and Mr. Peters’ restricted cash awards, vest upon the occurrence of a change in control of our company. The 2006 Incentive Plan generally provides that a Change in Control occurs upon the occurrence of any of the following: (1) when our incumbent board of directors cease to constitute a majority of the board of directors; (2) except in the case of certain issuances or acquisitions of stock, when any person acquires a 25%

or more ownership interest in the outstanding combined voting power of our then outstanding securities; or (3) the consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets, unless (a) the beneficial owners of our combined voting power immediately prior to the transaction continue to own 50% or more of the combined voting power of our then outstanding securities, (b) no person acquires a 25% or more ownership interest in the combined voting power of our then outstanding securities, and (c) at least a majority of the members of the board of directors of the surviving corporation were incumbent directors at the time of approval of the corporate transaction.

The following table summarizes the value of the payments that each of our named executive officers would receive if a change in control occurred on December 31, 2010, independent of whether the executive incurs a termination of employment. Upon the occurrence of a change in control followed by the executive’s termination by us without Cause or the executive’s resignation for Good Reason, the executive would also be entitled to the severance benefits set forth above.

Mr. Peters
Value of Unvested Equity Awards(1)	1,283,333
Value of Unvested Restricted Cash Awards(2)	1,150,000
TOTAL	2,433,333
Ms. Pruitt
Value of Unvested Equity Awards(1)	666,667
TOTAL	666,667
Mr. Engstrom
Value of Unvested Equity Awards(1)	766,667
TOTAL	766,667

(1)	Represents the value of unvested awards of restricted stock and restricted stock units, as applicable, which are valued as of year-end 2010 based upon the fair market value of our common stock on December 31, 2010, the last day in our 2010 fiscal year ($10).

(2)	Represents the value of unvested restricted cash awards.

The risk management committee reviews our compensation policies and practices as a part of its overall review of the material risks or exposures associated with our internal and external exposures. Through its continuous process of review, we have concluded that our compensation policies are not reasonably likely to have a material adverse effect on us.

Director Compensation

Our independent directors receive compensation pursuant to the terms of our 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan, as amended. In 2010, the compensation committee reviewed the compensation payable to our independent directors. In conducting this review, the compensation committee took into account, among other things, the substantial time and effort required of our directors, the value to our company of retaining experienced directors with a history at our company, the successful completion of our transition to self-management, and our overall financial strength and growth, as well as the results of a 2008 NAREIT survey regarding director compensation and a 2009 report from Towers Watson. On May 20, 2010, based upon the recommendation of the compensation committee, our board approved certain amendments to our independent director compensation plan, each of which is described below.

Annual Retainer.  Our independent directors receive an annual retainer of $50,000.

Annual Retainer, Committee Chairman.  Effective May 20, 2010, the board increased the annual retainer payable to the chairman of the audit committee from $7,500 to $15,000 and increased the annual retainer payable to the chairman of each of the compensation committee, the nominating and corporate governance committee, the investment committee and the risk management committee from $7,500 to $12,500. These retainers are in addition to the annual retainer payable to all independent board members for board service.

Meeting Fees.  Our independent directors receive $1,500 for each board meeting attended in person or by telephone and $1,000 for each committee meeting attended in person or by telephone. An additional $1,000 is paid to the committee chair for each committee meeting attended in person or by telephone. Effective May 20, 2010, if a board meeting is held on the same day as a committee meeting, the independent directors will receive a fee for each meeting attended.

Equity Compensation.  Upon initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock. Effective May 20, 2010, our board increased the number shares of restricted common stock each independent director is entitled to receive upon his or her subsequent election each year from 5,000 to 7,500 restricted shares. The shares of restricted common stock vest as to 20% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

Expense Reimbursement.  We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors.

Independent directors do not receive other benefits from us. Our non-independent director, Mr. Peters, does not receive any compensation in connection with his service as a director.

The following table sets forth the compensation earned by our independent directors for the year ended December 31, 2010:

Director Compensation Table for 2010

	Fees Earned or	Stock Awards	Total
Name	Paid in Cash ($)	($)(1)	($)

W. Bradley Blair, II	133,000	75,000	208,000
Maurice J. DeWald	128,000	75,000	203,000
Warren D. Fix	126,000	75,000	201,000
Larry L. Mathis	121,000	75,000	196,000
Gary T. Wescombe	129,000	75,000	204,000

(1)	Reflects the aggregate grant date fair value of restricted stock awards granted to the directors, determined in accordance with ASC Topic 718. For information regarding the grant date fair value of awards of restricted stock, see Note 14, Stockholders’ Equity, to our accompanying consolidated financial statements. On December 8, 2010, each of the independent directors received 7,500 shares of restricted stock. The aggregate number of shares of restricted common stock held by each independent director as of December 31, 2010 is as follows: Mr. Blair, 22,500; Mr. DeWald, 22,500; Mr. Fix, 26,006; Mr. Mathis, 28,025; and Mr. Wescombe, 22,500.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix and Gary T. Wescombe, all of whom are independent directors, served on our compensation committee. None of them was an officer or employee of our company in 2010 or any time prior thereto. During 2010, none of the members of the compensation committee had any relationship with our company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or compensation committee, or similar committee, of another entity, one of whose executive officer(s) served as a member of our board of directors or our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 21, 2011, the number of shares of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our named executive officers and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 225,235,398 shares of our common stock outstanding as of March 21, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Scott D. Peters	325,000	*
Kellie Pruitt	136,343	*
Mark D. Engstrom	140,481	*
W. Bradley Blair, II	22,500	*
Maurice J. DeWald	22,500	*
Warren D. Fix	26,006	*
Larry L. Mathis	28,025	*
Gary T. Wescombe	22,500	*

All directors and executive officers as a group (8 persons)	723,355	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Healthcare Trust of America, Inc., The Promenade, 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona 85254.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2010 about the common stock that may be issued under our equity compensation plan.

	Number of Securities		Number of
	to be Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for Future
Plan Category	Warrants and Rights(2)	Warrants and Rights(3)	Issuance(4)

Equity compensation plans approved by security holders(1)	43,334	—	1,387,500
Equity compensation plans not approved by security holders	—	—	—

Total	43,334	—	1,387,500

(1)	2006 Incentive Plan.

(2)	Includes shares issuable pursuant to conversion of restricted stock units. Does not include 364,333 outstanding restricted shares granted under the 2006 Incentive Plan.

(3)	Excludes restricted stock and restricted stock units that convert to shares of common stock for no consideration.

(4)	Includes approximately 1,387,500 shares that are available for issuance pursuant to grants of full-value stock awards, such as restricted stock and restricted stock units as of December 31, 2010. As discussed above, on February 24, 2011, our board approved the Amended and Restated 2006 Incentive Plan, which increased the number of shares available for grant thereunder from 2,000,000 to 10,000,000.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Fees and Expenses Paid to Affiliates

See Note 12, Related Party Transactions, to our accompanying consolidated financial statements, for a further discussion of our related party transactions.

Related Person Transactions

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

Our board of directors recognizes that transactions between us and any of our directors, executive officers and significant stockholders can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our company and our stockholders. Therefore, as a general matter and consistent with our charter and code of ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of our company and our stockholders. Accordingly, in addition to the restrictions and conflict resolution procedures described above and as set forth in our charter, our board of directors has adopted a Related Person Transactions Policy which provides that our nominating and corporate governance committee will review all transactions in which we are or will be a participant and the amount involved exceeds $120,000 if a related person had, has or will have a direct or indirect material interest in such transaction. Any such potential transaction is required to be reported to our nominating and corporate governance committee for their review. Our nominating and corporate governance committee will only approve or ratify such related person transactions that are (i) in, or are not inconsistent with, the best interests of us and our stockholders, as the nominating and corporate governance committee determines in good faith, (ii) on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person and (iii) approved or ratified by a majority of the disinterested members of the nominating and corporate governance committee.

In making such a determination, the nominating and corporate governance committee is required to consider all of the relevant and material facts and circumstances available to it including (if applicable, and without limitation) the benefits to us of the transaction, the ongoing impact of the transaction on a director’s independence, the availability of other sources for comparable products or services, the terms of the transaction, and whether the terms are comparable to the terms available to unrelated third parties generally. A member of the nominating and corporate governance committee is precluded from participating in any review, consideration or approval of any transaction with respect to which the director or the director’s immediate family members are related persons.

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

Deloitte & Touche, LLP has served as our independent auditors since April 24, 2006 and audited our consolidated financial statements for the years ended December 31, 2010, 2009, 2008 and 2007.

The following table lists the fees for services billed by our independent auditors in 2010 and 2009:

Services	2010	2009

Audit Fees(1)	$1,496,000	$1,221,000
Audit related fees(2)	—	—
Tax fees(3)	284,000	77,000
All other fees	—	—

Total	$1,580,000	$1,298,000

(1)	Audit fees billed in 2010 and 2009 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offering.

(2)	Audit related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2010 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	167
Real Estate Investments and Accumulated Depreciation (Schedule III)	168
Mortgage loans on Real Estate (Schedule IV)	172

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, due to recent accounting pronouncements that became effective on January 1, 2009, the Company changed its method of accounting for acquisition costs in business combinations.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 25, 2011

Healthcare Trust of America, Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	December 31,
	2010	2009

ASSETS
Real estate investments, net:
Operating properties, net	$1,772,923,000	$1,149,789,000
Properties classified as held for sale, net	24,540,000	—

Total real estate investments, net	1,797,463,000	1,149,789,000

Real estate notes receivable, net	57,091,000	54,763,000
Cash and cash equivalents	29,270,000	219,001,000
Accounts and other receivables, net	16,385,000	10,820,000
Restricted cash and escrow deposits	26,679,000	14,065,000
Identified intangible assets, net	300,587,000	203,222,000
Non-real estate assets of properties held for sale	3,768,000	—
Other assets, net	40,552,000	21,875,000

Total assets	$2,271,795,000	$1,673,535,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$699,526,000	$540,028,000
Outstanding balance on unsecured revolving credit facility	7,000,000	—
Accounts payable and accrued liabilities	43,033,000	30,471,000
Accounts payable due to former affiliates, net	—	4,776,000
Derivative financial instruments — interest rate swaps	1,527,000	8,625,000
Security deposits, prepaid rent and other liabilities	16,168,000	7,815,000
Identified intangible liabilities, net	13,059,000	6,954,000
Liabilities of properties held for sale	369,000	—

Total liabilities	780,682,000	598,669,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners (Note 13)	3,867,000	3,549,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 202,643,705 and 140,590,686 shares issued and outstanding as of December 31, 2010 and 2009, respectively	2,026,000	1,405,000
Additional paid-in capital	1,795,413,000	1,251,996,000
Accumulated deficit	(310,193,000)	(182,084,000)

Total stockholders’ equity	1,487,246,000	1,071,317,000

Total liabilities and equity	$2,271,795,000	$1,673,535,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008

Revenues:
Rental income	$192,294,000	$123,133,000	$78,007,000
Interest income from mortgage notes receivable and other income	7,585,000	3,153,000	3,000

Total revenues	199,879,000	126,286,000	78,010,000
Expenses:
Rental expenses	65,338,000	44,667,000	27,912,000
General and administrative expenses	18,753,000	12,285,000	3,261,000
Asset management fees to former advisor (Note 12)	—	3,783,000	6,177,000
Acquisition-related expenses	11,317,000	15,997,000	122,000
Depreciation and amortization	77,338,000	52,372,000	36,482,000
Redemption, termination, and release payment to former advisor (Note 12)	7,285,000	—	—

Total expenses	180,031,000	129,104,000	73,954,000

Income (loss) before other income (expense)	19,848,000	(2,818,000)	4,056,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured notes payable to affiliate	—	—	(2,000)
Interest expense related to mortgage loans payable, credit facility, and derivative financial instruments	(35,336,000)	(28,112,000)	(20,708,000)
Net gain (loss) on derivative financial instruments	5,954,000	5,279,000	(12,436,000)
Interest and dividend income	119,000	249,000	469,000

Loss from continuing operations	$(9,415,000)	$(25,402,000)	$(28,621,000)

Discontinued operations:
Income from discontinued operations	1,496,000	629,000	212,000

Net loss	$(7,919,000)	$(24,773,000)	$(28,409,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	16,000	(304,000)	(39,000)

Net loss attributable to controlling interest	$(7,903,000)	$(25,077,000)	$(28,448,000)

Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted:
Continuing operations	$(0.06)	$(0.23)	$(0.67)
Discontinued operations	$0.01	$0.01	$0.01

Net loss per share attributable to controlling interest	$(0.05)	$(0.22)	$(0.66)

Weighted average number of shares outstanding
Basic	165,952,860	112,819,638	42,844,603

Diluted	165,952,860	112,819,638	42,844,603

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE — December 31, 2007	21,449,451	214,000	190,534,000	—	(15,158,000)	175,590,000
Issuance of common stock	52,694,439	528,000	525,824,000	—	—	526,352,000
Offering costs	—	—	(55,146,000)	—	—	(55,146,000)
Issuance of restricted common stock	52,500	—	—	—	—	—
Amortization of share-based compensation	—	—	130,000	—	—	130,000
Issuance of common stock under the DRIP	1,378,795	14,000	13,085,000	—	—	13,099,000
Repurchase of common stock	(109,748)	(1,000)	(1,076,000)	—	—	(1,077,000)
Distributions	—	—	—	—	(31,180,000)	(31,180,000)
Net loss attributable to controlling interest	—	—	—	—	(28,448,000)	(28,448,000)

BALANCE — December 31, 2008	75,465,437	$755,000	$673,351,000	—	$(74,786,000)	$599,320,000

Issuance of common stock	62,696,254	627,000	622,025,000	—		622,652,000
Offering costs	—	—	(64,793,000)	—	—	(64,793,000)
Issuance of restricted common stock	100,000	—	—	—	—	—
Amortization of share-based compensation	—	—	816,000	—	—	816,000
Issuance of common stock under the DRIP	4,059,006	40,000	38,519,000	—	—	38,559,000
Repurchase of common stock	(1,730,011)	(17,000)	(16,249,000)	—	—	(16,266,000)
Distributions	—	—	—	—	(82,221,000)	(82,221,000)
Adjustment to redeemable noncontrolling interests	—	—	(1,673,000)	—	—	(1,673,000)
Net loss attributable to controlling interest	—	—	—	—	(25,077,000)	(25,077,000)

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	—	$(182,084,000)	$1,071,317,000

Issuance of common stock	61,191,096	615,000	594,062,000	—		594,677,000
Offering costs	—	—	(56,621,000)	—	—	(56,621,000)
Issuance of restricted common stock	357,500	—	—	—	—	—
Amortization of share-based compensation	—	—	1,313,000	—	—	1,313,000
Issuance of common stock under the DRIP	5,952,683	60,000	56,491,000	—	—	56,551,000
Repurchase of common stock	(5,448,260)	(54,000)	(51,802,000)	—	—	(51,856,000)
Distributions	—	—	—	—	(120,507,000)	(120,507,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	—	301,000	275,000
Net loss attributable to controlling interest	—	—	—	—	(7,903,000)	(7,903,000)

BALANCE — December 31, 2010	202,643,705	$2,026,000	$1,795,413,000	—	$(310,193,000)	$1,487,246,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,919,000)	$(24,773,000)	$(28,409,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount, and lease inducements) — operating properties and held for sale properties	72,678,000	48,808,000	35,617,000
Share-based compensation, net of forfeitures	1,313,000	816,000	130,000
Loss on property insurance settlements	—	6,000	90,000
Bad debt expense	1,022,000	965,000	442,000
Change in fair value of derivative financial instruments	(6,095,000)	(5,523,000)	12,822,000
Changes in operating assets and liabilities:
Accounts and other receivables, net	(7,102,000)	(5,167,000)	(4,261,000)
Other assets	(3,207,000)	(3,332,000)	(1,076,000)
Accounts payable and accrued liabilities	7,815,000	4,856,000	5,578,000
Accounts payable due to former affiliates, net	(4,776,000)	3,631,000	(176,000)
Security deposits, prepaid rent and other liabilities	4,774,000	1,341,000	(80,000)

Net cash provided by operating activities	58,503,000	21,628,000	20,677,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(597,097,000)	(402,268,000)	(503,638,000)
Acquisition of real estate notes receivable and related options	—	(37,135,000)	(15,000,000)
Acquisition costs related to real estate notes receivable	—	(555,000)	(338,000)
Capital expenditures	(14,888,000)	(9,060,000)	(4,478,000)
Restricted cash and escrow deposits	(12,614,000)	(6,318,000)	(3,142,000)
Real estate deposits	(2,250,000)	(250,000)	—
Proceeds from insurance settlement	—	481,000	121,000

Net cash used in investing activities	(626,849,000)	(455,105,000)	(526,475,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	79,125,000	37,696,000	227,695,000
Purchase of noncontrolling interest	(4,097,000)	—	—
Borrowings on unsecured notes payable to affiliate	—	—	6,000,000
(Payments) borrowings under the previous secured revolving credit facility with LaSalle Bank and KeyBank, net	—	—	(51,801,000)
(Payments) borrowings under the unsecured revolving credit facility with JPMorgan Chase Bank, NA, net	7,000,000	—	—
Payments on mortgage loans payable and demand note	(123,117,000)	(11,671,000)	(1,832,000)
Payments on unsecured notes payable to affiliate	—	—	(6,000,000)
Derivative financial instrument termination payments	(793,000)	—	—
Proceeds from issuance of common stock	594,677,000	622,652,000	528,816,000
Deferred financing costs	(7,507,000)	(792,000)	(3,688,000)

Security deposits	2,144,000	767,000	127,000
Repurchase of common stock	(51,856,000)	(16,266,000)	(1,077,000)
Payment of offering costs	(56,621,000)	(68,360,000)	(54,339,000)
Distributions	(60,176,000)	(39,500,000)	(14,943,000)
Distributions to noncontrolling interest of limited partners	(164,000)	(379,000)	(296,000)

Net cash provided by financing activities	378,615,000	524,147,000	628,662,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(189,731,000)	90,670,000	122,864,000
CASH AND CASH EQUIVALENTS — Beginning of period	219,001,000	128,331,000	5,467,000

CASH AND CASH EQUIVALENTS — End of period	$29,270,000	$219,001,000	$128,331,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$30,438,000	$27,623,000	$19,323,000
Income taxes	$345,000	$337,000	$45,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,768,000	$1,783,000	$2,112,000
The following represents the significant increase in certain assets & liabilities in connection with our acquisitions of real estate investments & notes receivable:
Mortgage loan payable, net	$190,294,000	$52,965,000	$48,989,000
Security deposits, prepaid rent, and other liabilities	$14,552,000	$—	$—
Issuance of operating partnership units in connection with Fannin acquisition	$1,557,000	$—	$—
Financing Activities:
Issuance of common stock under the DRIP	$56,551,000	$38,559,000	$13,099,000
Distributions declared but not paid including stock issued under the DRIP	$12,317,000	$8,555,000	$4,393,000
Accrued offering costs to former affiliate	$—	$—	$1,918,000
Adjustment to redeemable noncontrolling interests	$(275,000)	$1,673,000	$883,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009, and 2008

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

1.	Organization and Description of Business

Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that to be our date of inception.

We are a fully integrated, self-administered, and self-managed real estate investment trust, or REIT. Accordingly, our internal management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed in-house by our employees, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition, or asset management fees to an external advisor, and we have not and will not pay any internalization fees.

We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare-related facilities. We also invest to a limited extent in other real estate-related assets. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate-related assets. We focus primarily on investments that produce recurring income. Subject to the discussion in Note 11, Commitments and Contingencies, regarding the closing agreement that we intend to request from the IRS, we believe that we have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.

As of December 31, 2010, we had made 77 portfolio acquisitions comprising approximately 10,919,000 square feet of gross leasable area, or GLA, which includes 238 buildings and two real estate-related assets. Additionally, we purchased the remaining 20% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, or the JV Company that owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was $2,266,359,000. As of December 31, 2010, the average occupancy of these properties was 91%.

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

On March 19, 2010, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. As of December 31, 2010, we received and accepted subscriptions in our follow-on offering for 50,604,239 shares of our common stock, or $505,534,000, excluding shares of our common stock issued under the DRIP. The primary offering terminated on February 28, 2011. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 will be accepted. As of March 21, 2011, we had received and accepted subscriptions in our follow-on offering for 71,659,602 shares of our common stock, or $715,591,000, excluding shares of our common stock issued under the DRIP.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realty Capital Securities, LLC, or RCS, an unaffiliated third party, served as the dealer manager for our follow-on offering. RCS is registered with the Securities and Exchange Commission, or the SEC, and with all 50 states and is a member of the Financial Industry Regulatory Authority, or FINRA. RCS offered our shares of common stock for sale through a network of broker-dealers and their licensed registered representatives.

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2010 and December 31, 2009, we owned an approximately 99.92% and an approximately 99.99%, respectively, general partner interest in our operating partnership. Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, was a limited partner of our operating partnership and as of December 31, 2009, owned an approximately 0.01% limited partner interest in our operating partnership. On October 18, 2010, we entered into a Redemption, Termination, and Release Agreement, or the Redemption Agreement, with our former advisor, our former dealer manager, and certain of their affiliates. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership. See Note 12, Related Party Transactions, for further information regarding redemption of this limited partner interest held by our former advisor. Additionally, as of December 31, 2010, approximately 0.08% of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition (see Note 13).

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements as well as collateral accounts for debt and interest rate swaps.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

In accordance with ASC 840, Leases , or ASC 840, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue — Principal Agent Considerations. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As December 31, 2010, 2009, and 2008, we had $1,926,000, $1,222,000 and $398,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2010, 2009 and 2008, $1,022,000, $965,000 and $442,000, respectively, of receivables was directly written off to bad debt expense.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, or ASC 805, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2009, in accordance with the provisions of ASC 805, Business Combinations, we began to expense acquisition-related costs for acquisitions. Prior to this date, acquisition-related expenses had been capitalized as part of the purchase price allocations. We expensed $11,317,000 and $15,997,000 for acquisition related expenses during the years ended December 31, 2010 and 2009, respectively.

Real Estate Investments, Net

Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment is depreciated over five years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Investment in Real Estate Held-for-Sale

We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has determined that the sale of the asset is probable and transfer of the asset is expected to occur within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported, and the properties are presented separately on our balance sheet at the lower of their carrying value or their fair value less costs to sell. As of December 31, 2010, we determined that four buildings within one of our portfolios should be classified as held for sale. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, for further discussion of our assets classified as held for sale as of December 31, 2010.

Recoverability of Real Estate Investments

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The fair value of the property is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. For the years ended December 31, 2010, 2009, and 2008, there were no impairment losses recorded.

Real Estate Notes Receivable, Net

Real estate notes receivable consist of mortgage loans. Interest income from loans is recognized as earned based upon the principal amount outstanding. Mortgage loans are collateralized by interests in real property. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loans effective interest rate or to the fair value of the collateral if the loan is collateral dependent.

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

Derivatives are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value in accordance with ASC 815, Derivatives and Hedging, or ASC 815. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC 815, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statements of operations in the period of change.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. We have provided these disclosures in Note 15, Fair Value of Financial Instruments.

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

Stock Compensation

We follow ASC 718, Compensation — Stock Compensation, to account for our stock compensation pursuant to our 2006 Incentive Plan and the 2006 Independent Directors Compensation Plan, a sub-plan of our 2006 Incentive Plan. See Note 14, Stockholders’ Equity — 2006 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under our 2006 Incentive Plan.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with Accounting Series Release 268: Presentation in the Financial Statements of “Redeemable Preferred Stock”, as applied in ASU No. 2009-4, Accounting for Redeemable Equity Instruments.

Income Taxes

Subject to the discussion in Note 11, Commitments and Contingencies, regarding the closing agreement that we intend to request from the IRS, we believe that we have qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.

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

We follow ASC 740-10, Income Taxes, or ASC 740-10, and requires us to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on. We do not have any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Disclosure

ASC 280, Segment Reporting, or ASC 280, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate related assets. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.

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

Fair Value Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures: Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), or ASU 2009-12, (previously exposed for comments as proposed FSP FAS 157-g) to provide guidance on measuring the fair value of certain alternative investments. The ASU amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009; early adoption is permitted. The adoption of ASU 2009-12 did not have a material impact on our consolidated financial statements.

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Credit Risk Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, or ASU 2010-20, which requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated, primarily at the level at which an entity calculates its allowance for credit losses. The specific required disclosures are a rollforward schedule of the allowance for credit losses for the reporting period, the related investment in financing receivables, the nonaccrual status of financing receivables, impaired financing receivables, credit quality indicators, the aging of past due financing receivables, any troubled debt restructurings and their effect on the allowance for credit losses, the extent of any financing receivables modified by troubled debt restructuring that have defaulted and their impact on the allowance for credit losses, and significant sales or purchases of financing receivables. The ASU 2010-20 disclosure requirements primarily pertain to our mortgage notes receivables and are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements, as discussed within Note 4, Real Estate Notes Receivable, Net.

Other Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, codified primarily in ASC 855-10, Subsequent Events — Overall, or ASC 855-10, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855-10 on April 1, 2009 and provided the required disclosures. In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events are evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in SU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors (which is effective for interim or annual periods ending after June 15, 2010). We adopted ASU

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010-09 in February 2010, and as such our Subsequent Event footnote does not include disclosure of the date through which subsequent events were evaluated for the 2010 consolidated financial statements.

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expand[s] the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

3.	Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations

Investment in Operating Properties

Our investments in our consolidated operating properties consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Land	$164,821,000	$122,972,000
Building and improvements	1,711,054,000	1,083,496,000
Furniture and equipment	10,000	10,000

	1,875,885,000	1,206,478,000

Less: accumulated depreciation	(102,962,000)	(56,689,000)

Total	$1,772,923,000	$1,149,789,000

Depreciation expense related to our portfolio of operating properties for the years ended December 31, 2010, 2009, and 2008 was $48,043,000, $31,701,000, and $19,898,000, respectively.

Assets Held for Sale and Discontinued Operations

Assets and liabilities of properties sold or to be sold are classified as held for sale, to the extent not sold, on the Company’s Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Consolidated Statements of Operations for all periods presented. Properties classified as held for sale at December 31, 2010 include four buildings within our Senior Care 1 portfolio, which is a portfolio consisting of six total buildings located in various cities throughout Texas and California. Pursuant to a master lease agreement in effect at the time of our purchase of this portfolio, the lessee of the four buildings within the portfolio that are located in Texas was afforded the option to purchase these buildings at the June 30, 2011 expiration of the first five years of the ten year lease term. On December 31, 2010, the lessee opened escrow with a deposit of 5% of the minimum repurchase price and provided us with timely notice, as required by the agreement, of their intent to exercise this option. As a result of these actions, in accordance with ASC 360-10-45-9, Property, Plant, and Equipment — Overall — Other Presentation Matters — Long Lived Assets Classified as Held for Sale, we have determined that these four

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buildings meet the criteria for held for sale designation and we have therefore separately presented the assets and liabilities of these buildings on our Consolidated Balance Sheet.

The table below reflects the assets and liabilities of properties classified as held for sale as of December 31, 2010:

Assets: Real Estate Investments, net

2010

Land	$2,302,000
Building and improvements, net of accumulated depreciation of $2,161,000 as of December 31, 2010	22,238,000

Total real estate investments of properties held for sale, net	$24,540,000

Depreciation expense related to our properties classified as held for sale for the years ended December 31, 2010, 2009, and 2008 was $786,000, $786,000 and $589,000, respectively.

Assets: Identified Intangible Assets, net

2010

In place leases, net of accumulated amortization of $824,000 as of December 31, 2010	$1,648,000
Tenant relationships, net of accumulated amortization of $376,000 as of December 31, 2010	2,120,000

Total assets of properties held for sale, net	$3,768,000

Amortization expense recorded on the identified intangible assets related to our properties classified as held for sale for the years ended December 31, 2010, 2009, and 2008 was $437,000, $437,000, and $327,000, respectively.

Liabilities: Identified Intangible Liabilities, net

2010

Below market leases, net of accumulated amortization of $184,000 as of December 31, 2010	$369,000

Total liabilities of properties held for sale, net	$369,000

Amortization expense recorded on the identified intangible liabilities related to our properties classified as held for sale for the years ended December 31, 2010, 2009 and 2008 was $68,000, $68,000, and $50,000, respectively, which is recorded to rental income in our accompanying consolidated statements of operations.

In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the operating results of the buildings classified as held for sale has been reported within Discontinued Operations for all periods presented in our consolidated statements of operations. The table below reflects the results of operations of the properties classified as held for sale at December 31, 2010, which are included within

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations within the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008

Revenues:
Rental income	$3,202,000	$3,200,000	$2,408,000
Expenses:
Rental expenses	324,000	357,000	262,000
Depreciation and amortization	1,223,000	1,223,000	916,000

Total expenses	1,547,000	1,580,000	1,178,000

Income before other income (expense)	$1,655,000	$1,620,000	$1,230,000
Other income (expense):
Interest expense:
Interest expense related to mortgage loan payables and credit facility	(300,000)	(1,235,000)	(633,000)
Gain (loss) on derivative financial instruments	141,000	244,000	(385,000)

Income from discontinued operations	$1,496,000	$629,000	$212,000

Income from discontinued operations per common share — basic and diluted	$0.01	$0.01	$0.01

Weighted average number of shares outstanding
Basic	165,952,860	112,819,638	42,844,603

Diluted	165,952,860	112,819,638	42,844,603

Property Acquisitions in 2010

During the year ended December 31, 2010, we completed the acquisition of 24 new property portfolios as well as purchased additional buildings within six of our existing portfolios. Additionally, we purchased the remaining 20.0% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, the JV Company that owns Chesterfield Rehabilitation Center. The aggregate purchase price of these properties was $806,048,000. See Note 18, Business Combinations, for the allocation of the purchase price of the acquired properties to tangible assets and to identified intangible assets and liabilities based on their respective fair values. A portion of the aggregate purchase price for these acquisitions was initially financed or subsequently secured by $218,538,000 in mortgage loans payable. Total acquisition-related expenses of $11,317,000 include amounts for legal fees, closing costs, due diligence and other costs. Acquisitions completed during the year ended December 31, 2010 are set forth below:

					Mortgage
		Date	Ownership	Purchase	Loans
Property	Property Location	Acquired	Percentage	Price	Payable(1)

Camp Creek	Atlanta, GA	3/02/10	100%	$19,550,000	$—
King Street	Jacksonville, FL	3/09/10	100	10,775,000	6,602,000
Sugarland	Houston, TX	3/23/10	100	12,400,000	—
Deaconess	Evansville, IN	3/23/10	100	45,257,000	21,250,000
Chesterfield Rehabilitation Center(2)	Chesterfield, MO	3/24/10	100	3,900,000	—
Pearland — Cullen	Pearland, TX	3/31/10	100	6,775,000	—
Hilton Head — Heritage	Hilton Head, SC	3/31/10	100	8,058,000	—
Triad Technology Center	Baltimore, MD	3/31/10	100	29,250,000	12,000,000
Mt. Pleasant (E. Cooper)	Mount Pleasant, SC	3/31/10	100	9,925,000	—
Federal North	Pittsburgh, PA	4/29/10	100	40,472,000	—
Balfour Concord Portfolio	Lewisville, TX	6/25/10	100	4,800,000	—

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Mortgage
		Date	Ownership	Purchase	Loans
Property	Property Location	Acquired	Percentage	Price	Payable(1)

Cannon Park Place	Charleston, SC	6/28/10	100	10,446,000	—
7900 Fannin(3)	Houston, TX	6/30/10	84	38,100,000	22,687,000
Balfour Concord Portfolio(4)	Denton, TX	6/30/10	100	8,700,000	4,657,000
Pearland — Broadway(4)	Pearland, TX	6/30/10	100	3,701,000	2,381,000
Overlook	Stockbridge, GA	7/15/10	100	8,140,000	5,440,000
Sierra Vista	San Luis Obispo, CA	8/04/10	100	10,950,000	—
Hilton Head — Moss Creek(4)	Hilton Head, SC	8/12/10	100	2,652,000	—
Orlando Portfolio	Orlando & Oviedo, FL	9/29/10	100	18,300,000	—
Santa Fe Portfolio — Building 440	Santa Fe, NM	9/30/10	100	9,560,000	—
Rendina Portfolio — San Martin and St. Francis	Las Vegas, NV and	9/30/10	100	40,204,000	—
	Poughkeepsie, NY
Allegheny Admin Headquarters	Pittsburgh, PA	10/29/10	100	39,000,000	—
Rendina Portfolio — Des Peres(4)	St. Louis, MO	11/12/10	100	14,034,000	—
Raleigh Medical Center	Raleigh, NC	11/12/10	100	16,500,000	—
Columbia Portfolio — Washington Medical Arts I & II	Albany, NY	11/19/10	100	23,533,000	—
Columbia — 1092 Madison & Patroon Creek(4)	Albany, NY	11/22/10	100	36,254,000	26,057,000
Columbia Portfolio — Capital Region Health Park &	Latham, NY and
FL Orthopaedic(4)	Temple Terrace, FL	11/23/10	100	63,254,000	29,432,000
Rendina Portfolio — Gateway(4)	Tucson, AZ	12/07/10	100	16,349,000	10,613,000
Florida Orthopaedic ASC	Temple Terrace, FL	12/08/10	100	5,875,000	—
Select Medical LTACH Portfolio	Orlando and	12/17/10	100	102,045,000	—
	Tallahassee, FL, Augusta, GA, and Dallas, TX
Santa Fe Portfolio — Building 1640(4)	Santa Fe, NM	12/22/10	100	6,232,000	3,555,000
Phoenix Portfolio — Estrella & MOB IV	Phoenix, AZ	12/22/10	100	35,809,000	25,050,000
Rendina Portfolio — Wellington(4)	Wellington, FL	12/23/10	100	12,825,000	8,303,000
Columbia Portfolio — Putnam(4)	Carmel, NY	12/29/10	100	28,216,000	19,329,000
Columbia Portfolio — CDPHP Corporate Headquarters(4)	Albany, NY	12/30/10	100	36,207,000	21,182,000
Medical Park of Cary	Cary, NC	12/30/10	100	28,000,000	—

				$806,048,000	$218,538,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represents our purchase of the remaining 20% interest we previously did not own in the JV Company that owns Chesterfield Rehabilitation Center. See Note 13, Redeemable Noncontrolling Interest of Limited Partners, and Note 16, Business Combinations, for further information regarding this purchase.

(3)	Represents our purchase of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building, the value of which is approximately $38,100,000. We acquired both the general partner interest and the majority of the limited partner interests in the Fannin partnership. The transaction provided the original physician investors with the right to remain in the Fannin partnership, to receive limited partnership units in our operating partnership, and/or receive cash. Ten investors elected to remain in the Fannin partnership, which represents a 16% noncontrolling interest in the property.

(4)	Represent purchases of additional medical office buildings during the year ended December 31, 2010 that are within portfolios we had previously acquired.

Property Acquisitions in 2009

During the year ended December 31, 2009, we completed the acquisition of 10 new property portfolios as well as purchased three additional buildings within two of our existing portfolios. The aggregate purchase price of these properties was $456,760,000. A portion of the aggregate purchase price for these acquisitions

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was initially financed or subsequently secured by $91,590,000 in mortgage loans payable. Total acquisition-related expenses of $15,997,000 also include amounts for legal fees, closing costs, due diligence and other costs. We paid $10,183,000 in acquisition fees to our former advisor and its affiliates in connection with these acquisitions.

					Mortgage	Fee to our Former
		Date	Ownership	Purchase	Loan	Advisor and its
Property	Property Location	Acquired	Percentage	Price	Payables(1)	its Affiliate

Lima Medical Office Ste 207 Add-On(2)	Lima, OH	01/16/09	100%	$385,000	$—	$9,000
Wisconsin Medical Portfolio 1	Milwaukee, WI	02/27/09	100%	33,719,000	—	843,000
Rogersville (Mountain Empire) Add-On(2)	Rogersville, TN	03/27/09	100%	2,275,000	1,696,000	57,000
Lima Medical Office Ste 220 Add-On(2)	Lima, OH	04/21/09	100%	425,000	—	11,000
Wisconsin Medical Portfolio 2	Franklin, WI	05/28/09	100%	40,700,000	—	1,017,000
Greenville Hospital Portfolio	Greenville, SC	09/18/09	100%	162,820,000	36,000,000	4,071,000
Mary Black Medical Office Building	Spartanburg, SC	12/11/09	100%	16,250,000	—	406,000
Hampden Place Medical Office Building	Englewood, CO	12/21/09	100%	18,600,000	8,785,000	465,000
Dallas LTAC Hospital	Dallas, TX	12/23/09	100%	27,350,000	—	684,000
Smyth Professional Building	Baltimore, MD	12/30/09	100%	11,250,000	—	281,000
Atlee Medical Portfolio	Corsicana, TX and	12/30/09	100%	20,501,000	—	410,000
	Ft. Wayne, IN and San Angelo, TX
Denton Medical Rehabilitation Hospital	Denton, TX	12/30/09	100%	15,485,000	—	324,000
Banner Sun City Medical Portfolio	Sun City, AZ and	12/31/09	100%	107,000,000	45,109,000	1,605,000
	Sun City West, AZ

Total				$456,760,000	$91,590,000	$10,183,000

(1)	Represents the amount of the mortgage loan payable assumed by us or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represent purchases of additional medical office buildings during the year ended December 31, 2009 that are within portfolios we had previously acquired.

4.	Real Estate Notes Receivable, Net

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate notes receivable, net consisted of the following as of December 31, 2010 and 2009:

Property Name		Contractual			December 31,
Location of Property	Property Type	Interest Rate		Maturity Date	2010	2009

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	%(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	%(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	%(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	%(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois(b)	Medical Office Building	7.76	%(3)	12/01/14	41,150,000	41,150,000

Total real estate note receivable					61,150,000	61,150,000
Add: Note receivable closing costs, net					540,000	788,000
Less: discount, net					(4,599,000)	(7,175,000)

Real estate notes receivable, net					$57,091,000	$54,763,000

(1)	The effective interest rate associated with these notes as of December 31, 2010 is 7.93%.

(2)	The effective interest rate associated with these notes as of December 31, 2010 is 7.80%.

(3)	Represents an average contractual interest rate for the life of the note with an effective interest rate of 8.6%.

(4)	The closing costs and discount are amortized on a straight-line basis over the respective life, and impact the yield, of each note.

We monitor the credit quality of our real estate notes receivable portfolio on an ongoing basis by tracking possible credit quality indicators. As of December 31, 2010, all of our real estate notes receivable are current and we have not provided for any allowance for losses on notes receivable. Additionally, as of December 31, 2010 we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the year ended December 31, 2010.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets, net for our operating properties consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

In place leases, net of accumulated amortization of $42,361,000 and $25,452,000 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 154 months and 95 months as of December 31, 2010 and 2009, respectively).	$122,682,000	$80,577,000
Above market leases, net of accumulated amortization of $5,971,000 and $3,233,000 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 89 months and 87 months as of December 31, 2010 and 2009, respectively).	17,943,000	11,831,000
Tenant relationships, net of accumulated amortization of $23,561,000 and $13,598,000 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 168 months and 150 months as of December 31, 2010 and 2009, respectively).	133,901,000	89,610,000
Leasehold interests, net of accumulated amortization of $526,000 and 103,000 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 855 months and 899 months as of December 31, 2010 and 2009, respectively).	26,061,000	21,204,000

	$300,587,000	$203,222,000

For identified intangible assets, net associated with our properties classified as held for sale as of December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations.

Amortization expense recorded on the identified intangible assets related to our operating properties for the years ended December 31, 2010, 2009, and 2008 was $32,042,000, $22,287,000, and $17,902,000, respectively, which included $3,046,000, $1,889,000, and $1,369,000, respectively, of amortization recorded against rental income for above market leases and $423,000, $58,000, and 42,000, respectively, of amortization recorded against rental expenses for above market leasehold interests.

Estimated amortization expense on the identified intangible assets associated with our operating properties as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$42,442,000
2012	36,184,000
2013	30,771,000
2014	27,636,000
2015	24,610,000
Thereafter	138,944,000

Total	$300,587,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets, Net

Other assets, net for our operating properties consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Deferred financing costs, net of accumulated amortization of $5,015,000 and $3,346,000 as of December 31, 2010 and 2009, respectively	$8,620,000	$3,281,000
Lease commissions, net of accumulated amortization of $1,132,000 and $427,000 as of December 31, 2010 and 2009, respectively	4,275,000	3,061,000
Lease inducements, net of accumulated amortization of $527,000 and $280,000 as of December 31, 2010 and 2009, respectively	1,284,000	1,215,000
Deferred rent receivable	17,422,000	9,380,000
Prepaid expenses, deposits, and other assets	8,951,000	4,938,000

Total	$40,552,000	$21,875,000

Amortization expense recorded on deferred financing costs, lease commissions, lease inducements and note receivable closing costs for the years ended December 31, 2010, 2009, and 2008 was $3,163,000, $2,064,000, and $1,472,000, respectively, of which $2,195,000, $1,885,000, and $1,291,000, respectively, of amortization was recorded as interest expense for deferred financing costs and $248,000, $153,000, and $88,000, respectively, of amortization was recorded against rental income for lease inducements and note receivable closing costs.

Estimated amortization expense on the deferred financing costs, lease commissions and lease inducements as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$3,778,000
2012	3,165,000
2013	2,638,000
2014	1,264,000
2015	975,000
Thereafter	2,359,000

Total	$14,179,000

7.	Mortgage Loans Payable, Net

Mortgage Loans Payable, Net

Mortgage loans payable were $696,558,000 ($699,526,000, including premium) and $542,462,000 ($540,028,000, net of discount) as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.61% to 12.75% per annum and a weighted average effective interest rate of 4.95% per annum. As of December 31, 2010, we had $470,815,000 ($473,783,000, including premium) of fixed rate debt, or 67.6% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $225,743,000 of variable rate debt, or 32.4% of mortgage loans payable, at a weighted average interest rate of 2.72% per annum. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.58% to 12.75% per annum and a weighted average effective interest rate of 3.94% per annum. As of December 31, 2009, we had $209,858,000 ($207,424,000, net of discount) of fixed rate debt, or 38.7% of mortgage loans payable, at a weighted average interest rate of 5.99% per annum and $332,604,000 of variable rate debt, or 61.3% of mortgage loans payable, at a weighted average interest rate of 2.65% per annum.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2010, we believe that we were in compliance with all such covenants and requirements on $638,558,000 of our mortgage loans payable and were making appropriate adjustments to comply with such covenants on $58,000,000 of our mortgage loans payable by maintaining a deposit of $12,000,000 within a restricted collateral account. As of December 31, 2009, we were in compliance with all such covenants and requirements on $457,262,000 of our mortgage loans payable and were making appropriate adjustments to comply with such covenants on $85,200,000 of our mortgage loans payable by depositing $22,676,000 into a restricted collateral account.

Mortgage loans payable, net consisted of the following as of December 31, 2010 and 2009:

			December 31,
Property	Interest Rate	Maturity Date	2010(a)	2009(b)

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,121,000	$9,146,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/01/16	4,256,000	4,264,000
The Gallery Professional Building	5.76	03/01/17	6,000,000	6,000,000
Lenox Office Park, Building G	5.88	02/01/17	12,000,000	12,000,000
Commons V Medical Office Building	5.54	06/11/17	9,672,000	9,809,000
Yorktown Medical Center and Shakerag Medical Center	5.52	05/11/17	13,434,000	13,530,000
Thunderbird Medical Plaza	5.67	06/11/17	13,740,000	13,917,000
Gwinnett Professional Center	5.88	01/01/14	5,417,000	5,509,000
Northmeadow Medical Center	5.99	12/01/14	7,545,000	7,706,000
Medical Portfolio 2	5.91	07/01/13	14,024,000	14,222,000
Renaissance Medical Centre	5.38	09/01/15	18,464,000	18,767,000
Renaissance Medical Centre	12.75	09/01/15	1,240,000	1,242,000
Medical Portfolio 4	5.50	06/01/19	6,404,000	6,586,000
Medical Portfolio 4	6.18	06/01/19	1,625,000	1,684,000
Marietta Health Park	5.11	11/01/15	7,200,000	7,200,000
Hampden Place	5.98	01/01/12	8,551,000	8,785,000
Greenville — Patewood	6.18	01/01/16	35,609,000	36,000,000
Greenville — Greer	6.00	02/01/17	8,413,000	—
Greenville — Memorial	6.00	02/01/17	4,454,000	—
Greenville — MMC	6.25	06/01/20	22,743,000	—
Sun City-Note B	6.54	09/01/14	14,819,000	14,997,000
Sun City-Note C	6.50	09/01/14	4,412,000	4,509,000
Sun City Note D	6.98	09/01/14	13,839,000	13,985,000
King Street	5.88	03/05/17	6,429,000	—
Wisconsin MOB II — Mequon	6.25	07/10/17	9,952,000	—
Balfour Concord — Denton	7.95	08/10/12	4,592,000	—
Pearland-Broadway	5.57	09/01/12	2,361,000	—
7900 Fannin-Note A	7.30	01/01/21	21,783,000	—
7900 Fannin-Note B	7.68	01/01/16	819,000	—
Deaconess — Evansville	4.90	08/06/15	21,151,000	—
Overlook	6.00	11/05/16	5,408,000	—
Triad	5.60	09/01/22	11,961,000	—
Santa Fe — Building 1640	5.57	07/01/15	3,555,000	—
Rendina — Wellington	5.97	11/21/16	8,296,000	—
Rendina — Gateway	6.49	08/13/18	10,596,000	—
Columbia — Patroon Creek Note A	6.10	06/01/16	23,123,000	—
Columbia — Patroon Creek Note B	6.10	06/01/16	890,000	—
Columbia — 1092 Madison	6.25	01/30/18	2,006,000	—
Columbia — FL Orthopaedic	5.45	06/30/13	7,041,000	—
Columbia — Capital Region Health Park	6.51	06/30/12	22,309,000	—
Columbia — Putnam	5.33	04/30/15	19,329,000	—
Columbia — CDPHP	5.40	05/15/16	21,182,000	—
Phoenix — Estrella	6.26	08/01/17	20,695,000
Phoenix — MOB IV	6.01	06/11/17	4,355,000	—

Total fixed rate debt			470,815,000	209,858,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				December 31,
Property	Interest Rate		Maturity Date	2010(a)		2009(b)

Variable Rate Debt:
Senior Care Portfolio 1	4	.75%(c)	03/31/10	—	(e)	24,800,000
1 and 4 Market Exchange	1	.61(c)	09/30/10	—	(e)	14,500,000
East Florida Senior Care Portfolio	1	.66(c)	10/01/10	—	(e)	29,451,000
Kokomo Medical Office Park	1	.66(c)	11/30/10	—	(e)	8,300,000
Chesterfield Rehabilitation Center	1	.91(c)	12/30/11	22,000,000		22,000,000
Park Place Office Park	1	.81(c)	12/31/10	10,943,000	(g)	10,943,000
Highlands Ranch Medical Plaza	1	.81(c)	12/31/10	8,853,000	(f)	8,853,000
Medical Portfolio 1	1	.94(c)	02/28/11	19,580,000	(f)	20,460,000
Fort Road Medical Building	1	.91(c)	03/06/11	—	(e)	5,800,000
Medical Portfolio 3	2	.51(c)	06/26/11	58,000,000		58,000,000
SouthCrest Medical Plaza	2	.46(c)	06/30/11	12,870,000	(f)	12,870,000
Wachovia Pool Loans(d)	4	.65(c)	06/30/11	48,666,000	(f)	49,696,000
Cypress Station Medical Office Building	2	.01(c)	09/01/11	7,043,000		7,131,000
Medical Portfolio 4	2	.41(c)	09/24/11	—	(e)	21,400,000
Decatur Medical Plaza	2	.26(c)	09/26/11	7,900,000		7,900,000
Mountain Empire Portfolio	2	.36(c)	09/28/11	18,408,000		18,882,000
Sun City-Sun 1	1	.76(c)	12/31/14	2,000,000		2,000,000
Sun City-Sun 2	1	.76(c)	12/31/14	9,480,000		9,618,000

Total variable rate debt				225,743,000		332,604,000

Total fixed and variable debt				696,558,000		542,462,000

Add: Net premium				2,968,000		—
Less: Net discount				—		(2,434,000)

Mortgage loans payable, net				$699,526,000		$540,028,000

(a)	As of December 31, 2010, we had variable rate mortgage loans on 15 of our properties with effective interest rates ranging from 1.76% to 4.65% per annum and a weighted average effective interest rate of 2.72% per annum. However, as of December 31, 2010, we had fixed rate interest rate swaps and caps on our Medical Portfolio 1, Decatur, Mountain Empire, and Sun City-Sun 1 variable rate mortgage loans payable, thereby effectively fixing our interest rates on those mortgage loans payable at 5.23%, 5.16%, 5.87%, and 2.00%, respectively.

(b)	As of December 31, 2009, we had variable rate mortgage loans on 22 of our properties with effective interest rates ranging from 1.58% to 4.75% per annum and a weighted average effective interest rate of 2.65% per annum. However, as of December 31, 2009, we had fixed rate interest rate swaps, ranging from 4.51% to 6.02%, on our variable rate mortgage loans payable on 20 of our properties, thereby effectively fixing our interest rate on those mortgage loans payable.

(c)	Represents the interest rate in effect as of December 31, 2010.

(d)	We have a mortgage loan in the principal amount of $48,666,000 and $49,696,000, as of December 31, 2010 and December 31, 2009, respectively, secured by Epler Parke Building B, 5995 Plaza Drive, Nutfield Professional Center, Medical Portfolio 2 and Academy Medical Center.

(e)	Represent loan balances that have matured or that we have paid off during the year ended December 31, 2010.

(f)	Represent bank loans, the aggregate principal balance of which as of December 31, 2010 was $89,969,000, which were refinanced using the proceeds of our $125,500,000 senior secured real estate term loan. We closed on this term loan with Wells Fargo Bank, N.A., on February 1, 2011. See Note 22, Subsequent Events, for additional discussion of this new financing.

(g)	Represents a bank loan, the principal balance of which as of December 31, 2010 was $10,943,000, which was paid off using the proceeds of our $125,500,000 senior secured real estate term loan. See Note 22, Subsequent Events, for additional discussion of this new financing.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal payments due on our mortgage loans payable as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$222,575,000
2012	44,383,000
2013	27,856,000
2014	50,083,000
2015	80,527,000
Thereafter	271,134,000

Total	$696,558,000

The table above does not reflect all available extension options. Of the amounts maturing in 2011, $152,887,000 has two one year extensions available and $22,000,000 has a one year extension available. At present, there are no extension options associated with our debt that matures in 2012.

8.	Derivative Financial Instruments

ASC 815, Derivatives and Hedging, or ASC 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps and interest rate caps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC 815, we record derivative financial instruments on our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income. As of December 31, 2010 and December 31, 2009, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in the net gain on derivative financial instruments in our accompanying consolidated statements of operations.

On November 3, 2010, we entered into an interest rate swap with Wells Fargo Bank, N.A. as counterparty for a notional amount of $75,000,000. The interest rate swap is secured by the pool of assets collateralizing the $125,500,000 secured term loan with Wells Fargo Bank, N.A., which we obtained on February 1, 2011 (see Note 22, Subsequent Events, for further discussion of this term loan). The effective date of the swap is February 1, 2011, and its termination date of December 31, 2013 coincides with the initial term of the secured term loan. The swap will fix the LIBOR portion of our monthly interest payments at 1.0725%, thereby effectively fixing our all-in interest rate on the secured term loan at 3.4225%. As this instrument is a forward swap with a trade date of November 3, 2010, its fair value as of December 31, 2010, and the associated impact to our consolidated statement of operations for the year ended December 31, 2010 are presented in the tables below.

During the year ended December 31, 2010, eleven of our interest rate swap derivative instruments with an aggregate notional amount of $246,980,000 reached maturity and two of our interest rate swap derivative instruments with an aggregate notional amount of $27,200,000 were terminated early in conjunction with our prepayment of certain loan balances. In connection with our prepayment of these loan balances, we paid approximately $793,000 to unwind the associated interest rate swaps.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the derivative financial instruments held by us as of December 31, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$19,507,000	LIBOR	5.23	(109,000)	Swap	01/31/11
7,900,000	LIBOR	5.16	(185,000)	Swap	09/26/11
16,912,000	LIBOR	5.87	(1,233,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	297,000	Swap	12/31/13
9,480,000	LIBOR	2.00	383,000	Cap	12/31/14

The following table lists the derivative financial instruments held by us as of December 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$14,500,000	LIBOR	5.97%	$(505,000)	Swap	09/28/10
8,300,000	LIBOR	5.86	(327,000)	Swap	11/30/10
8,853,000	LIBOR	5.52	(326,000)	Swap	12/31/10
10,943,000	LIBOR	5.52	(403,000)	Swap	12/31/10
22,000,000	LIBOR	5.59	(759,000)	Swap	12/30/10
29,101,000	LIBOR	6.02	(998,000)	Swap	10/01/10
22,000,000	LIBOR	5.23	(688,000)	Swap	01/31/11
5,800,000	LIBOR	4.70	(173,000)	Swap	03/06/11
7,292,000	LIBOR	4.51	(75,000)	Swap	05/03/10
24,800,000	LIBOR	4.85	(206,000)	Swap	03/31/10
50,321,000	LIBOR	5.60	(922,000)	Swap	06/30/10
12,870,000	LIBOR	5.65	(236,000)	Swap	06/30/10
58,000,000	LIBOR	5.59	(1,016,000)	Swap	06/26/10
21,400,000	LIBOR	5.27	(782,000)	Swap	09/23/11
7,900,000	LIBOR	5.16	(296,000)	Swap	09/26/11
17,304,000	LIBOR	5.87	(913,000)	Swap	09/28/13
9,618,000	LIBOR	2.00	890,000	Cap	12/31/14
				Participation
54,000,000	N/A	N/A	1,051,000	Interest(a)	12/01/29

(a)	During the year ended December 31, 2010, we reevaluated a feature within the Rush Presbyterian Note Receivable which had been disclosed in the 2009 Annual Report on Form 10-K as a derivative financial instrument. Based on this reevaluation, we determined that this feature, by its nature, qualifies for a scope exception under ASC 815, Derivatives and Hedging, and thus may be excluded from classification as a derivative financial instrument. As such, we have prospectively corrected our fair value and derivative instrument disclosures with respect to this feature.

As of December 31, 2010 and December 31, 2009, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
Derivatives Not	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
Hedging Instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$297,000	Other Assets	$—	Derivative Financial Instruments	$1,527,000	Derivative Financial Instruments	$8,625,000

Interest Rate Cap	Other Assets	$383,000	Other Assets	$890,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2010 and 2009, the derivative financial instruments associated with our operating properties had the following effect on our consolidated statements of operations:

		Recognized
Derivatives Not Designated	Location of Gain (Loss)	For the Year Ended
as Hedging Instruments Under:	Recognized:	December 31, 2010	December 31, 2009	December 31, 2008

Interest Rate Swaps	Gain (loss) on derivative instruments	$6,461,000	$5,279,000	$(12,436,000)
Interest Rate Cap	Gain (loss) on derivative instruments	$(507,000)	$—	$—

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2010 and December 31, 2009, there have been no termination events or events of default related to the interest rate swaps.

9.	Revolving Credit Facility

On September 10, 2007, we entered into a loan agreement, or the Loan Agreement, in which we had a secured revolving credit facility in an aggregate maximum principal amount of $50,000,000. A modification to this agreement executed on December 12, 2007, increased the aggregate maximum principal amount to $80,000,000. We voluntarily closed this credit facility on August 19, 2010. We did not borrow on this credit facility during the years ended December 31, 2010 or 2009. Additionally, we were in compliance with all covenants and requirements associated with this facility, all of which were customary for facilities and transactions of this type, as of August 19, 2010, the date of this credit facility’s closure, and December 31, 2009.

On November 22, 2010, we and Healthcare Trust of America Holdings, LP, our operating partnership, entered into a credit agreement, or the credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association and Fifth Third Bank, as documentation agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $275,000,000, or the unsecured credit facility, subject to increase as described below.

The proceeds of loans made under the credit agreement may be used for our working capital needs and general corporate purposes, including permitted acquisitions and repayment of debt. In addition to loans, our operating partnership may obtain up to $27,500,000 of the credit available under the credit agreement in the form of letters of credit or up to $15,000,000 of the credit available under the credit agreement in the form of swingline loans. The credit facility matures in November 2013.

The actual amount of credit available under the credit agreement is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit agreement. Subject to the terms of the credit agreement, the maximum principal amount of the credit agreement may be increased by up to an additional $225,000,000, for a total principal amount of $500,000,000, subject to such additional financing being offered and provided by existing lenders or new lenders under the credit agreement.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the option of our operating partnership, loans under the credit agreement bear interest at per annum rates equal to:

•	(i) the greatest of: (x) the prime rate publicly announced by JPMorgan, (y) the Federal Funds effective rate plus 0.5% and (z) the Adjusted LIBO Rate plus 1.0%, plus (ii) a margin ranging from 1.50% to 2.50% based on our operating partnership’s total leverage ratio, which we refer to as ABR loans; or

•	(i) the Adjusted LIBO Rate plus (ii) a margin ranging from 2.50% to 3.50% based on our operating partnership’s total leverage ratio, which we refer to as Eurodollar loans.

Accrued interest under the credit agreement is payable quarterly and at maturity. If our operating partnership obtains a credit rating, the margin for ABR loans will be adjusted so that it ranges from 0.85% to 1.95%, and the margin for Eurodollar loans will be adjusted so that it ranges from 1.85% to 2.95%, in each case based on our operating partnership’s credit rating.

Our operating partnership is required to pay a fee on the unused portion of the lenders’ commitments under the credit agreement at a per annum rate equal to 0.375% if the average daily used amount is greater than 50% of the commitments and 0.50% if the average daily used amount is less than 50% of the commitments, payable quarterly in arrears. In the event our operating partnership obtains a credit rating, our operating partnership is required to pay a facility fee on the total commitments ranging from 0.40% to 0.55% but no longer will be required to pay a fee on unused commitments.

Our operating partnership’s obligations with respect to the credit agreement are guaranteed by us and by certain subsidiaries of our operating partnership, as identified in the credit agreement.

The credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make distribution payments to us in excess of the greater of: (i) 100% of its normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012 and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter.

The credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a maximum ratio of secured indebtedness to total asset value; a maximum ratio of recourse secured indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; a minimum ratio of unencumbered net operating income to unsecured indebtedness; and a minimum ratio of unencumbered asset value to total commitments. As of December 31, 2010, we were in compliance with these covenants.

In addition, the credit agreement includes events of default that we believe are usual for facilities and transactions of this type, including restricting us from making distributions to our stockholders in the event we are in default under the credit agreement, except to the extent necessary for us to maintain our REIT status.

As of December 31, 2010, we had drawn $7,000,000 on our new unsecured revolving credit facility in order to fund the acquisition of operating properties. See Note 22, Subsequent Events, for information regarding our repayment of this amount in full on January 31, 2011.

In connection with the entry into the credit agreement, a temporary credit agreement entered into on October 13, 2010, by and among us, our operating partnership, JPMorgan, as administrative agent, Wells

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fargo Bank, N.A. and Deutsche Bank Securities Inc., as syndication agents, and the lenders named therein, to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $200,000,000 was terminated, and, in connection with such termination, we paid commitment fees of approximately $111,000. There were no amounts outstanding under such credit facility at the time of its termination.

10.	Identified Intangible Liabilities, Net

Identified intangible liabilities, net for our operating properties consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Below market leases, net of accumulated amortization of $4,550,000 and $3,033,000 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 213 months and 94 months as of December 31, 2010 and 2009, respectively).	$9,271,000	$6,954,000
Below market leasehold interests, net of accumulated amortization of $40,000 and $0 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 738 months and 0 months as of December 31, 2010 and 2009, respectively).	$3,788,000	$—

	$13,059,000	$6,954,000

For identified intangible liabilities, net associated with our properties classified as held for sale as of December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations.

Amortization expense recorded on the identified intangible liabilities attributable to our operating properties for the years ended December 31, 2010, 2009 and 2008 was $1,669,000, $1,715,000, and $1,230,000, respectively, which is recorded to rental income in our accompanying consolidated statements of operations.

Estimated amortization expense on the identified intangible liabilities associated with our operating properties as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$1,624,000
2012	$1,359,000
2013	$1,152,000
2014	$760,000
2015	$601,000
Thereafter	$7,563,000

Total	$13,059,000

11.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other Organizational and Offering Expenses

As a self-managed company, we are responsible for all of our current and future organizational and offering expenses, including those incurred in connection with our follow-on offering. These other organizational and offering expenses include all expenses (other than selling commissions and dealer manager fees, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) paid by us in connection with our follow-on offering.

Tax Status

We intend to request a closing agreement with the IRS granting us relief for any preferential dividends we may have paid. Preferential dividends cannot be used to satisfy the REIT distribution requirements. In 2007, 2008 and through July 2009, shares of common stock issued pursuant to our DRIP were treated as issued as of the first day following the close of the month for which the distributions were declared, and not on the date that the cash distributions were paid to stockholders not participating in our DRIP. Because we declare distributions on a daily basis, including with respect to shares of common stock issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential. In addition, during the six months beginning September 2009 through February 2010, we paid certain IRA custodial fees with respect to IRA accounts that invested in our shares. The payment of such amounts could also be treated as dividend distributions to the IRAs, and therefore could result in our being treated as having made additional preferential dividends to our stockholders.

We cannot assure you that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts our proposal, we may be required to pay a penalty if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we would likely rely on the deficiency dividend provisions of the Code to address our continued qualification as a REIT and to satisfy our distribution requirements. We estimate the range of loss that is reasonably possible is from $60,000 to $150,000 if we obtain the closing agreement. If we cannot obtain a closing agreement, we would likely pursue the deficiency dividend procedure which would require us to pay a penalty of approximately $500,000.

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with Grubb & Ellis Securities, Inc., our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses.

In 2008, we announced our plans to transition to a self-managed company. As part of our transition to self management, on November 14, 2008, we amended and restated the Advisory Agreement effective as of October 24, 2008, to reduce acquisition and asset management fees, eliminate the need to pay disposition or internalization fees, to set the framework for our transition to self-management and to create an enterprise value for our company. On November 14, 2008, we also amended the partnership agreement for our operating partnership. Pursuant to the terms of the partnership agreement as amended, our former advisor had the ability to elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the advisory agreement upon certain liquidity events if specified stockholder return thresholds were met. This right was subject to a number of conditions and had been the subject of dispute between the parties, as well as monetary and other claims.

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

On October 18, 2010, we and our former advisor and certain of its affiliates entered into a redemption, termination and release agreement, or the Redemption Agreement. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership, for $8,000,000, of which $7,285,000 is reflected in our Consolidated Statement of Operations for the year ended December 31, 2010. In addition, pursuant to the Redemption Agreement the parties resolved all monetary claims and other matters between them, and entered into certain mutual and other releases of the parties. We believe that the execution of the Redemption Agreement represents the final stage of our successful separation from Grubb & Ellis and that the Redemption Agreement further positions us to take advantage of potential strategic opportunities in the future.

Fees and Expenses Paid to Former Affiliates

In the aggregate, for the years ended December 31, 2010, 2009 and 2008, we incurred fees to our former advisor and its affiliates of $0, $71,194,000, and $82,622,000, respectively.

Offering Stage

Selling Commissions

Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $35,337,000, and $36,307,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, in our initial offering, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds for accountable bona fide due diligence expenses, all or a portion of which could be re-allowed to participating broker-dealers. For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $12,786,000, and $13,209,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our initial offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses were paid by our former advisor or its affiliates, who we generally refer to as our former advisor, on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $2,557,000, and $5,630,000, respectively, in offering expenses to our former advisor. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor from the gross proceeds of our initial offering.

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

For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $10,738,000, and $16,226,000, respectively, in acquisition fees to our former advisor. Acquisition fees are included in acquisition-related

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in our accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009. Acquisition fees are capitalized as part of the purchase price allocations for the year ended December 31, 2008.

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

For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $3,783,000, and $6,177,000, respectively, in asset management fees to our former advisor.

Property Management Fee

Our former advisor was paid a monthly property management fee equal to 4.0% of the gross cash receipts of our properties through August 31, 2009. For properties managed by other third parties besides our former advisor, our former advisor was paid up to 1.0% of the gross cash receipts from the property as a monthly oversight fee. For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $2,289,000, and $2,372,000, respectively, in property management fees and oversight fees to our former advisor, which is included in rental expenses in our accompanying consolidated statements of operations. As part of our transition to self-management, this fee to our former advisor was eliminated in connection with the expiration of the Advisory Agreement. Under self-management, we pay property management fees to third parties at market rates.

Lease Fee

Our former advisor, as the property manager, was paid a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $1,665,000, and $1,248,000, respectively, to Triple Net Properties Realty, Inc., or Realty and its affiliates in lease fees, which are capitalized and included in other assets, net, in our accompanying consolidated balance sheets.

On-site Personnel and Engineering Payroll

For the years ended December 31, 2010, 2009, and 2008, GERI incurred $0, $1,827,000, and $1,012,000 respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

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

For the years ended December 31, 2010, 2009, and 2008, GERI incurred on our behalf $0, $35,000, and $278,000, respectively, in operating expenses which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.

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

For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $177,000, and $130,000, respectively, for investor services that GERI provided to us, which is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.

Compensation for Additional Services

In periods preceding our transition to self-management during the third quarter of 2009, our former advisor was paid for services performed for us other than those required to be rendered by our former advisor under the Advisory Agreement. The rate of compensation for these services was required to be approved by a majority of our board of directors, including a majority of our independent directors, and could not exceed an amount that would be paid to unaffiliated third parties for similar services. For the years ended December 31, 2010, 2009, and 2008, we incurred $0, $0, and $7,000, respectively, for tax services that GERI provided to us, which is included in general and administrative expense in our accompanying consolidated statements of operations.

Liquidity Stage

Disposition Fee

We paid no disposition fees to our former advisor under the terms of the Advisory Agreement. In addition, we have no obligation to pay any disposition fees to our former advisor in the future.

Subordinated Participation Interest

Pursuant to the terms of the partnership agreement for our operating partnership, as amended on November 14, 2008, our former advisor had the right to receive a subordinated distribution upon the occurrence of certain liquidity events based on the value of our assets owned at the time the Advisory Agreement was terminated plus any assets acquired after such termination for which our former advisor received an acquisition fee. We incurred no such distribution during the years ended December 31, 2010, 2009, and 2008, and, on October 18, 2010, this right was purchased along with our former advisor’s

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnership units in our operating partnership pursuant to the Redemption Agreement as discussed above. As a result, our former advisor no longer has the right to receive any subordinated distribution.

Accounts Payable Due to Former Affiliates, Net

The following amounts were outstanding to former affiliates as of December 31, 2010 and December 31, 2009:

		December 31,
Entity	Fee	2010	2009

Grubb & Ellis Realty Investors	Operating expenses	$—	$27,000
Grubb & Ellis Realty Investors	Offering costs	—	90,000
Grubb & Ellis Realty Investors	Due diligence	—	15,000
Grubb & Ellis Realty Investors	On-site payroll and engineering	—	104,000
Grubb & Ellis Realty Investors	Acquisition related expenses	—	3,769,000
Triple Net Properties Realty, Inc.	Asset and property management fees	—	771,000

		$—	$4,776,000

Pursuant to the Redemption Agreement with our former advisor, which was executed on October 18, 2010 and is discussed in further detail above, all monetary claims and other matters between the parties were resolved and we no longer owe any fees or payments to our former advisor.

13.	Redeemable Noncontrolling Interest of Limited Partners

As of December 31, 2010 and 2009, we owned an approximately 99.92% and an approximately 99.99%, respectively, general partner interest in our operating partnership. Our former advisor was a limited partner of our operating partnership as of December 31, 2009, and owned an approximately 0.01% limited partner interest in our operating partnership. This limited partner interest was redeemed pursuant to the Redemption Agreement we entered into with our former advisor on October 18, 2010. See Note 12, Related Party Transactions, for additional information on our redemption of this interest. As of December 31, 2010, approximately 0.08% of our operating partnership was owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate, approximately 0.08% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.

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

On June 30, 2010, we completed the acquisition of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building located in Houston, Texas on the Texas Medical Center campus. At closing, we acquired the general partner interest and the majority of the limited partner interests in the Fannin partnership. The original physician investors were provided the right to remain in the Fannin

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original physician investors elected to remain in the Fannin partnership post-closing as limited partners. Those investors electing to remain in the Fannin partnership or to receive limited partner units in our operating partnership were provided opportunities for future redemption of their interests/units, exercisable at the option of the holder during periods specified within the agreement.

Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with Accounting Series Release 268: Presentation in the Financial Statements of “Redeemable Preferred Stock”, as applied in ASU No. 2009-4, Accounting for Redeemable Equity Instruments. As of December 31, 2010 and 2009, redeemable noncontrolling interest of limited partners was $3,867,000 and $3,549,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2008	$1,951,000
Net income attributable to noncontrolling interest of limited partners	304,000
Distributions	(379,000)
Adjustments to noncontrolling interests	1,673,000

Balance as of December 31, 2009	$3,549,000

Balance as of December 31, 2009	$3,549,000
Net loss attributable to noncontrolling interest of limited partners	(16,000)
Distributions	(145,000)
Valuation adjustments to noncontrolling interests	570,000
Redemption of limited partner interest of former advisor	(197,000)
Purchase of Chesterfield 20% interest	(3,900,000)
Addition of noncontrolling interest attributable to the Fannin acquisition	4,006,000

Balance as of December 31, 2010	$3,867,000

The ($16,000) in net loss attributable to noncontrolling interest shown on our December 31, 2010 condensed consolidated statement of operations reflects $64,000 in net income earned by the noncontrolling interest in the JV Company prior to our purchase of this noncontrolling interest on March 24, 2010 and $18,000 in net income attributable to our operating partnership unit holders during the year ended December 31, 2010, offset by a net loss of ($98,000) attributable to the Fannin partnership following our purchase of this partnership on June 30, 2010.

For the year ended December 31, 2010, we recorded no additional net income attributable to the Chesterfield noncontrolling interest beyond the $64,000 earned prior to our purchase of this noncontrolling interest. The net impact to our equity as a result of this purchase was $275,000.

14.	Stockholders’ Equity

Common Stock

Through December 31, 2010, we granted an aggregate of 564,324 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Financial Officer, Executive Vice President — Acquisitions, and other employees pursuant to the terms and conditions of our 2006 Incentive Plan,

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements, and the employee retention program described below. Through December 31, 2010, we issued 197,712,159 shares of our common stock in connection with our initial offering and follow-on offering and 11,671,865 shares of our common stock under the DRIP, and we repurchased 7,288,019 shares of our common stock under our share repurchase plan. As of December 31, 2010 and 2009, we had 202,643,705 and 140,590,686 shares of our common stock outstanding, respectively.

Pursuant to our follow-on offering, we offered to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock. On February 28, 2011, we stopped offering shares in our primary offering. However, for noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 will be accepted.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2010 and 2009, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering and we registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our follow-on offering. For the years ended December 31, 2010, 2009 and 2008, $56,551,000, $38,559,000, and $13,099,000, respectively, in distributions were reinvested and 5,952,683, 4,059,006, and 1,378,795 shares of our common stock, respectively, were issued under the DRIP. We are conducting an ongoing review of potential alternatives for our DRIP, including the suspension or termination of the plan.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met by the requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. On November 24, 2010, we, with the approval of our board of directors, elected to amend and restate our share repurchase plan. Starting in the first calendar quarter of 2011, we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP. In addition, with the termination of our follow-on offering on February 28, 2011, except for the DRIP, we are conducting an ongoing review of potential alternatives for our share repurchase plan, including the suspension or termination of the plan.

For the years ended December 31, 2010, 2009, and 2008 we repurchased 5,448,260 shares of our common stock, for an aggregate amount of $51,856,000, 1,730,011 shares of our common stock for an aggregate amount of $16,266,000, and 109,748 shares of our common stock for an aggregate amount of $1,077,000, respectively. As of December 31, 2010 and 2009, we had repurchased a total of 7,288,019 shares of our common stock for an aggregate amount of $69,199,000, and 1,839,759 shares of our common stock for an aggregate amount of $17,343,000, respectively.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Incentive Plan and Independent Directors Compensation Plan

Under the terms of our 2006 Incentive Plan, the aggregate number of shares of our common stock subject to options, shares of restricted common stock, stock purchase rights, stock appreciation rights or other awards, including those issuable under its sub-plan, the 2006 Independent Directors Compensation Plan, will be no more than 2,000,000 shares. On May 20, 2010, based upon the recommendation of the compensation committee, our board of directors approved the following amendments to our independent director compensation plan, all of which were effective May 20, 2010:

•	Annual Retainer. The annual retainer for independent directors remains unchanged at $50,000.

•	Annual Retainer, Committee Chairman. The chairman of the audit committee will receive an annual retainer of $15,000. The chairman of each of the compensation committee, the nominating and corporate governance committee, the investment committee and the risk management committee will receive an annual retainer of $12,500. These retainers are in addition to the annual retainer payable to all independent board members for board service.

•	Meeting Fees. The meeting fee for each board of directors meeting attended in person or by telephone remains unchanged at $1,500 and the meeting fee for each committee meeting attended in person or by telephone remains unchanged at $1,000.

•	Equity Compensation. Each independent director will receive a grant of 7,500 shares of restricted common stock upon each re-election to the board.

•	Fees for Non-Telephonic Meetings on the Same Day. Independent board members will be entitled to receive fees for non-telephonic committee meetings that occur on the same day as non-telephonic board meetings.

In 2006, 2007 and 2008, we granted an aggregate of 20,000, 17,500 and 12,500 shares, respectively to our independent directors. During the years ended December 31, 2010 and 2009, we granted an aggregate of 37,500 and 25,000 shares, respectively, to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

On November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of our 2006 Incentive Plan. The shares of restricted common stock will vest and become non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date. Pursuant to the terms of his new employment agreement, on July 1, 2009, Mr. Peters was entitled to receive 50,000 shares of fully vested stock under, and pursuant to, the terms and conditions of our 2006 Incentive plan and his employment agreement. Pursuant to the terms of his new employment agreement, on July 1, 2009, Mr. Peters was also entitled to receive an annual award of 100,000 shares of restricted common stock with three additional annual awards of 100,000 shares beginning July 1, 2010, subject to board approval, under, and pursuant to, the terms and conditions of our 2006 Incentive plan and his employment agreement. On May 20, 2010, the Board approved an amendment to Mr. Peters’ employment agreement with the Company to increase the number of restricted shares Mr. Peters is entitled to receive on each of the first three anniversaries of the effective date of his employment agreement from 100,000 to 120,000. The share awards will vest and become non-forfeitable over the balance of the term of his employment agreement. The terms of his employment agreement provide Mr. Peters with the option to receive cash in lieu of stock for up to 50% of the grants made under his employment agreement at the time of issuance at the common stock fair value on the grant date, which option has been exercised with respect to all grants under his agreement.

In the third quarter of 2009, we granted an aggregate of 65,000 shares of restricted common stock units under, and pursuant to the terms and conditions of our 2006 Incentive plan and the employment agreement of certain key employees. The shares of restricted common stock units will vest and convert on a one-to-one

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis into common stock shares in equal annual installments of 33.3% which will vest on each of the first three anniversaries of the date of grant.

Employee Retention Program

The Board approved on May 20, 2010 the adoption of an employee retention program pursuant to which the Company will grant its executive officers and employees restricted shares of the Company’s common stock. The purpose of this program is to incentivize the Company’s executive officers and employees to remain with the Company for a minimum of three years, subject to meeting the Company’s performance standards. The Board and the compensation committee determined that this program is consistent with the Company’s overall goal of hiring and retaining highly qualified employees. The program will be implemented in two stages. The first stage is aimed at the Company’s three named executive officers. The second stage applies to all of the Company’s employees. This program will be subject to adjustment in the future to accommodate the comprehensive compensation review being conducted by the compensation committee and the Board.

As part of the first stage of this program, on May 24, 2010, Mr. Peters, Ms. Pruitt and Mark D. Engstrom were entitled to receive grants of 100,000, 50,000 and 50,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 50,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters will vest in thirds on each anniversary of the grant date, provided that the grantee is employed by the Company on such date. The shares granted to Ms. Pruitt and Mr. Engstrom will vest 100% on the third anniversary of the grant date, provided that the grantee is employed by the Company on such date. All shares have been granted pursuant to the Company’s 2006 Incentive Plan, as amended. The restricted shares will become immediately vested upon the earlier occurrence of (1) the executive’s termination of employment by reason of his or her death or disability, (2) a change in control of the Company (as defined in the 2006 Plan) or (3) the executive’s termination of employment by the Company without cause or by the executive for good reason (as such terms are defined in the executive officers’ respective employment agreements). In December 2010, we granted 110,000 shares to other employees as part of the second stage of this program.

Share-Based Compensation

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

For the years ended December 31, 2010, 2009 and 2008, we recognized compensation expense of $1,313,000, $816,000, and $130,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.

A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the years ended December 31, 2010 and 2009, approximately 32,500 shares were settled in cash for approximately $325,000 and 37,500 shares were settled in cash for approximately $375,000, respectively. As of December 31, 2010, the liability balance associated with the cash awards was $263,000.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, there was $4,143,000, and $1,881,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.4 years.

As of December 31, 2010 and 2009, the fair value of the nonvested shares of restricted common stock was $4,352,000 and $1,677,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2010, 2009 and 2008, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock/Units	Value

Balance — December 31, 2007	26,000	10.00
Granted	52,500	10.00
Vested	(10,000)	10.00
Forfeited	—	—

Balance — December 31, 2008	68,500	$10.00

Nonvested shares expected to vest — December 31, 2008	68,500	$10.00

Granted	165,500	10.00
Vested	(65,833)	10.00
Forfeited	—	—

Balance — December 31, 2009	167,667	$10.00

Nonvested shares expected to vest — December 31, 2009	167,667	$10.00

Granted	357,500	10.00
Vested	(85,157)	10.00
Forfeited	(4,842)	10.00
Balance — December 31, 2010	435,168	$10.00

Nonvested shares expected to vest — December 31, 2010	435,168	$10.00

15.	Fair Value of Financial Instruments

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ASC 825, Financial Instruments, ASC 825, requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of December 31, 2010, there have been no transfers of assets or liabilities between levels.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000

Derivative financial instruments	$—	$680,000	$—	$680,000

Total assets at fair value	$43,000	$680,000	$—	$723,000

Liabilities
Derivative financial instruments	$—	$(1,527,000)	$—	$(1,527,000)

Total liabilities at fair value	$—	$(1,527,000)	$—	$(1,527,000)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)		Total

Assets
Money market funds	$43,000	$—	$—		$43,000
Derivative financial instruments(a)	$—	$890,000	$1,051,000	(a)	$1,941,000

Total assets at fair value	$43,000	$890,000	$1,051,000	(a)	$1,984,000

Liabilities
Derivative financial instruments	$—	$(8,625,000)	$—		$(8,625,000)

Total liabilities at fair value	$—	$(8,625,000)	$—		$(8,625,000)

(a)	During the third quarter of 2010, we reevaluated a feature within the Rush Presbyterian Note Receivable which had been disclosed in our Annual Report on Form 10-K as a derivative financial instrument. Based on this reevaluation, we determined that this feature, by its nature, qualifies for a scope exception under ASC 815, Derivatives and Hedging, and thus may be excluded from classification as a derivative financial instrument. As such, we have prospectively corrected our fair value and derivative instrument disclosures with respect to this feature.

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of December 31, 2010, the fair value of the mortgage loans payable was $727,370,000 compared to the carrying value of $699,526,000. As of December 31, 2009, the fair value of the mortgage loans payable was $532,000,000, compared to the carrying value of $540,028,000.

The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was approximately $67,540,000 and approximately $61,120,000 at December 31, 2010 and December 31, 2009, respectively, as compared to the carrying values of approximately $57,091,000 and approximately $54,763,000 at December 31, 2010 and December 31, 2009, respectively.

16.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Years Ended December 31,
	2010		2009		2008

Ordinary income	$47,041,000	40.3%	$2,836,000	3.6%	$5,879,000	21.0%
Capital gain	—	—	—	—	—	—
Return of capital	69,686,000	59.7	75,223,000	96.4	22,163,000	79.0

	$116,727,000	100%	$78,059,000	100%	$28,042,000	100%

17.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2037 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$199,572,000
2012	191,958,000
2013	174,385,000
2014	157,674,000
2015	142,316,000
Thereafter	737,137,000

Total	$1,603,042,000

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2010, 2009 and 2008, the amount of contingent rent earned by us was not significant.

18.	Business Combinations

For the year ended December 31, 2010, we completed the acquisition of 24 new property portfolios as well as purchased additional medical office buildings within six of our existing portfolios. In addition, we purchased the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases added a total of approximately 3,514,000 square feet of GLA to our overall property portfolio. The aggregate purchase price for these acquisitions was $806,048,000 plus closing costs of $6,253,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the year ended December 31, 2010 for the periods subsequent to the acquisition dates.

For the year ended December 31, 2009, we completed the acquisition of ten property portfolios, as well as purchased three office condominiums related to existing property portfolios, adding a total of approximately 2,258,000 square feet of GLA to our overall property portfolio. The aggregate purchase price of these properties was $456,760,000 plus closing costs of $1,099,000. The aggregate purchase price was allocated in the amount of $15,584,000 to land, $323,888,000 to building and improvements, $23,921,000 to tenant improvements, $14,432,000 to lease commissions, $24,542,000 to leases in place, $31,848,000 to tenant relationships, $17,499,000 to leasehold interest in land, $930,000 to below market debt, $3,238,000 to above market leases, $(610,000) to below market leases, and $890,000 to other assets reflecting the value of an interest rate cap derivative instrument associated with debt assumed on one of our acquisitions. Additionally, the allocable portion of the aggregate purchase price does not include $598,000 in certain credits representative of liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

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

The following sections summarize the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for acquisitions occurring during 2010. We present a separate purchase price allocation for our purchase of eight of the nine buildings comprising the Columbia portfolio, which we consider to be an individually significant acquisition during the year based on purchase price. The purchase price allocation disclosure for the remaining acquisitions that occurred during the year ended December 31, 2010 is presented in the aggregate in accordance with the provisions of ASC 805, which allow aggregate presentation for individually immaterial business combinations that are material collectively.

Amounts presented in the allocations below pertain to all acquisitions completed during the year ended December 31, 2010 except for the Chesterfield Rehabilitation Center noncontrolling interest purchase; this purchase of the remaining 20% interest in the joint venture entity that owns the Chesterfield Rehabilitation Center was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase price does not

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include $1,004,000 in certain credits representative of contingent purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

As of December 31, 2010, we owned one property, purchased during the third quarter of 2010, that is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, certain space has not been leased and occupied, we will have no further obligation. Assuming all conditions are satisfied under the earnout agreement, we, at the time of acquisition, calculated that we would be obligated to pay an estimated $1,752,000 to the seller. Upon review of this item of contingent consideration as of December 31, 2010, we determined that no material change to this valuation was warranted. As of December 31, 2010, no payments under the earnout agreement have been made.

Columbia Portfolio

Throughout the fourth quarter of 2010, we, through our subsidiaries, acquired eight buildings within a nine-building portfolio, seven of which are located in upstate New York and one of which is located in Florida. See Note 22, Subsequent Events, for information regarding our purchase of the final building within this portfolio, located in Massachusetts, which was purchased on February 16, 2011. We refer to these nine buildings collectively as the Columbia Portfolio, which is composed of a total of approximately 960,000 square feet of both on- and off-campus medical office buildings and has a total aggregate purchase price of $196,646,000. The occupancy rate of the entire portfolio is approximately 97% (unaudited) as of December 31, 2010.

During the year ended December 31, 2010, we paid an aggregate purchase price of $187,464,000 for the following eight buildings within this portfolio (occupancy rates provided are unaudited):

•	An approximately 81,000 square foot building located in Albany, New York. This two-story medical office building was purchased on November 19, 2010 for approximately $13,545,000 and was approximately 97% occupied as of December 31, 2010.

•	An interest in a condominium building consisting of approximately 41,000 rentable square feet, located in Albany, New York that was 98% occupied as of December 31, 2010 and was purchased on November 19, 2010 for approximately $9,988,000.

•	An approximately 166,000 square foot medical office building located in Albany New York. This building, which had an occupancy rate in excess of 99% as of December 31, 2010, was purchased November 22, 2010 for $33,083,000.

•	An approximately 15,000 square foot medical office building located in Albany, New York. This building was approximately 97% occupied as of December 31, 2010 and was purchased on November 22, 2010 for $3,171,000.

•	An approximately 259,000 square foot medical mall located in Latham, New York, which was 90% occupied as of December 31, 2010 and was purchased on November 23, 2010 for approximately $45,861,000.

•	A three-story building consisting of approximately 82,000 square feet located in Temple Terrace, Florida. This building, which was purchased on November 23, 2010 for $17,393,000, is 100% occupied to and serves as the primary and corporate headquarters for Florida Orthopaedic Institute.

•	An approximately 90,000 square foot, three-story medical office building located on the main campus of Putnam Hospital Center in Carmel, New York. This building is 100% leased to Putnam Hospital

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Center and to private physician groups, and it was purchased on December 29, 2010 for approximately $28,216,000.

•	A four-story, approximately 180,000 square foot building located in Albany, New York. This building, which was purchased on December 30, 2010 for $36,207,000, is 100% leased to and serves as the corporate headquarters for Capital District Physician’s Health Plan, Inc, a not-for-profit individual practice association model health maintenance organization.

Relative to the purchase prices associated with the majority of our 2010 acquisitions, we consider the acquisition of the majority of this portfolio to be significant. As such, in accordance with ASC 805, the relevant details of the transaction and the aggregate purchase price allocation, as depicted below, are presented on a standalone basis.

Total

Land	$9,567,000
Building as vacant	139,227,000
Site improvements	6,389,000
Unamortized tenant improvement costs	7,822,000
Leasehold interest in land, net	236,000
Leased fee interest in land	(272,000)
Above market debt	(834,000)
Above market leases	1,023,000
Below market leases	(3,227,000)
Unamortized lease origination costs	8,310,000
In place leases	8,984,000
Tenant relationships	10,239,000

Net assets acquired	$187,464,000

Other Aggregate 2010 Acquisitions

As the remaining acquisitions that occurred in 2010 were individually not significant but material collectively, the purchase price allocations for these acquisitions are presented in the aggregate, in accordance with the guidance prescribed by ASC 805.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total

Land	$34,483,000
Building as vacant	447,439,000
Site improvements	15,653,000
Unamortized tenant improvement costs	20,271,000
Leasehold interest in land, net	1,768,000
Leased fee interest in land	—
Above market debt	(4,171,000)
Above market leases	7,585,000
Below market leases	(885,000)
Unamortized lease origination costs	13,981,000
In place leases	30,729,000
Tenant relationships	46,827,000

Net assets acquired	$613,680,000

A brief description of the remaining property acquisitions completed in 2010 are as follows (occupancy rates provided are unaudited):

•	An approximately 80,000 square foot medical office portfolio consisting of two buildings located in Atlanta, Georgia. This portfolio was approximately 98% occupied as of December 31, 2010 and was purchased on March 2, 2010 for $19,550,000.

•	An approximately 53,000 square foot medical office building located in Jacksonville, Florida, purchased on March 9, 2010 for $10,775,000. This building was 100% occupied as of December 31, 2010, and it is situated on the campus of St. Vincent’s Medical Center.

•	An approximately 60,000 square foot medical office building located in Sugarland, Texas, purchased on March 23, 2010 for $12,400,000. This facility is located near three acute-care hospitals and was, as of December 31, 2010, 100% occupied with 83% of the space occupied by Texas Children’s Health Centers.

•	A five-building medical office portfolio located in Evansville and Newburgh, Indiana, totaling approximately 262,000 square feet and purchased on March 23, 2010 for $45,257,000. The portfolio is 100% master-leased to Deaconess Clinic, Inc., an affiliate of Deaconess Health System, Inc.

•	An approximately 61,000 square foot medical office building located on the campus of East Cooper Regional Medical Center in Mount Pleasant, South Carolina, purchased on March 31, 2010 for $9,925,000. The building was 88% occupied of December 31, 2010.

•	An approximately 35,000 square foot medical office building located in Pearland, Texas, purchased on March 31, 2010 for $6,775,000. The building was 98% occupied as of December 31, 2010. On June 30, 2010, we purchased a second building within the Pearland portfolio: this add-on acquisition consisted of an approximately 20,000 square foot medical office building that was purchased for $3,701,000 and was 100% occupied as of December 31, 2010.

•	An approximately 22,000 square foot medical office building located in Hilton Head, South Carolina, purchased on March 31, 2010 for $8,058,000. The building was 100% occupied as of December 31, 2010. On August 12, 2010, we purchased a second building within the Hilton ad portfolio: this add-on acquisition consisted of an approximately 9,000 square foot medical office building that is 100% occupied and was purchased for $2,652,000.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	An approximately 101,000 square foot medical office building located in Baltimore, Maryland, purchased on March 31, 2010 for $29,250,000. The building is located on the Johns Hopkins University Bayview Medical Center Research Campus and was 100% occupied as of December 31, 2010.

•	The remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. Our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner. As we continued to retain control of this entity despite the change in ownership interest, in accordance with ASC 805, we are accounting for this as an equity transaction. Thus, no gains or losses with respect to these changes were recognized in net income, nor are the carrying amounts of the assets and liabilities of the subsidiary adjusted. As such, this acquisition is not included within the purchase price allocation disclosed within this footnote.

•	An approximately 192,000 square foot medical office building located in Pittsburgh, Pennsylvania. This building, which is located near the Federal North and Allegheny General Hospital Centers, was 99% occupied as of December 31, 2010 and was purchased on April 29, 2010 for $40,472,000.

•	A two-building medical office portfolio in Denton, Texas, and Lewisville, Texas totaling approximately 56,000 square feet. The Lewisville medical office building, purchased on June 25, 2010 for $4,800,000, consists of approximately 18,000 square feet and is 100% leased to one tenant with a remaining term of 10 years. The Denton medical office building, purchased on June 30, 2010 for $8,700,000, is an approximately 38,000 square foot facility located on the campus of Texas Health Presbyterian Hospital Denton, and it is 100% leased through 2017.

•	An approximately 47,000 square foot medical office building located in Charleston, South Carolina for approximately $10,446,000. This building, which was purchased on June 28, 2010, was 100% leased as of December 31, 2010, and it is located immediately adjacent to the campus of the Medical University of South Carolina, or MUSC, and MUSC Children’s Hospital.

•	The majority interest in the Fannin partnership, which owns a medical office building located in Houston, Texas, on June 30, 2010. The value of the 7900 Fannin building is approximately $38,100,000. We acquired the general partner interest and the majority of the limited partner interests in the Fannin partnership. The original physician investors were provided the right to remain in the Fannin partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original physician investors elected to remain in the Fannin partnership post-closing as limited partners. The property, known as 7900 Fannin, consists of a four-story building totaling approximately 176,000 square feet that is adjacent to The Woman’s Hospital of Texas, an HCA-affiliated hospital within the Texas Medical Center. The building was over 99% occupied as of December 31, 2010.

•	An approximately 35,000 square foot medical office building located in Stockbridge, Georgia. This building, which is situated in the southern suburbs of Atlanta, Georgia near the Henry Medical Center, had an occupancy rate of 89% as of December 31, 2010 and was purchased on July 15, 2010 for $8,140,000.

•	An approximately 45,000 square foot Class A medical office building located in San Luis Obispo, California. This building, which is located on the campus of the Sierra Vista Regional Medical Center, was approximately 85% occupied as of December 31, 2010 and was purchased on August 4, 2010 for $10,950,000.

•	A two-building medical office portfolio in Orlando, Florida totaling approximately 102,000 square feet for an aggregate purchase price of $18,300,000. The Oviedo Medical Center is located approximately 10 miles northeast of Orlando and is adjacent to Florida Hospital’s CentraCare urgent care center. The Lake Underhill Medical Center is located on the campus of Florida Hospital East Orlando. Both

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buildings were purchased on September 29, 2010, and they had an aggregate occupancy of 86% as of December 31, 2010.

•	A two-building medical office portfolio is Santa Fe, New Mexico totaling approximately 54,000 square feet for an aggregate purchase price of $15,792,000. One of these buildings, which comprises approximately 34,000 square feet of the total, was purchased on September 30, 2010 for $9,560,000. The second, approximately 20,000 square foot building was purchased on December 22, 2010 for $6,232,000. Both of the buildings are located adjacent to the CHRISTUS St. Vincent Hospital and are 100% leased by St. Vincent Hospital.

•	A five-building portfolio located in Nevada, New York, Missouri, Arizona, and Florida. The portfolio, which had an aggregate purchase price of approximately $83,412,000, was 97% leased as of December 31, 2010 and is comprised of on-campus medical office buildings totaling over 306,000 square feet. San Martin Medical Arts Pavilion is an approximately 73,000 square foot multi-tenant medical office building located in Las Vegas, Nevada, that was purchased on September 30, 2010 for approximately $18,061,000. The St. Francis Medical Arts Pavilion, also purchased on September 30, 2010, is an approximately 77,000 square foot multi-tenant medical office building located in Poughkeepsie, New York that was acquired for approximately $22,143,000. We purchased the Des Peres Medical Arts Pavilion, an approximately 48,000 square foot multi-tenant medical office building located in St. Louis, Missouri, for approximately $14,034,000 on November 12, 2010. The Gateway Medical Plaza, an approximately 60,000 square foot multi-tenant medical office building in Tucson, Arizona, was purchased on December 7, 2010 for approximately $16,349,000. Finally, the Medical Arts Pavilion, an approximately 48,000 square foot multi-tenant medical office building located on the campus of the Wellington Regional Medical Center acute care hospital in Wellington, Florida, was purchased on December 23, 2010 for approximately $12,825,000.

•	A six-story, approximately 229,000 square foot building located in Pittsburgh, Pennsylvania that serves as the corporate headquarters for West Penn Allegheny Health System. This building, which was purchased for $39,000,000 on October 29, 2010, was approximately 88% occupied as of December 31, 2010 and is located a half mile from Allegheny General Hospital.

•	An approximately 89,000 square foot medical office building located in Raleigh, North Carolina. This building was purchased on November 12, 2010 for $16,500,000 and had an occupancy rate of approximately 91% as of December 31, 2010.

•	An approximately 17,000 square foot, single tenant building in Temple Terrace, Florida. This building, which is located adjacent to a medical office building purchased as part of the Columbia Portfolio, is 100% occupied by the Florida Orthopaedic Institute Surgery Center and was purchased on December 7, 2010 for $5,875,000.

•	A portfolio of four long-term acute care hospitals located in Orlando and Tallahassee, Florida, Augusta, Georgia, and Dallas Texas totaling approximately 219,000 square feet. Each hospital is 100% occupied by a single tenant, and all are within proximity to multiple referring health systems. This portfolio was purchased on December 17, 2010 for an aggregate purchase price of $102,045,000.

•	Two buildings within a three-building, approximately 201,000 aggregate square foot medical office portfolio located in Phoenix, Arizona. The Estrella Medical Center, which was approximately 93% occupied as of December 31, 2010 and was purchased December 22, 2010 for $29,500,000, is an approximately 147,000 square foot medical office building located on the campus of the Banner Estrella Hospital. Phoenix Medical Center, which was 100% occupied as of December 31, 2010 and was purchased on December 22, 2010 for $6,309,000, is a two story off-campus medical office building consisting of approximately 34,000 square feet. See Note 22, Subsequent Events, for discussion of our purchase of the third and final building within this portfolio.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Nine buildings consisting of approximately 152,000 square feet located in Cary, North Carolina. This medical office park, which was purchased December 30, 2010 for $28,000,000, is situated on 15 acres of land adjacent to the Wake Med Cary Hospital and had a weighted average aggregate occupancy rate of 85% as of December 31, 2010.

We recorded revenues and net income for the year ended December 31, 2010 of approximately $27,365,000 and $622,000 respectively, related to our 2010 acquisitions.

Supplementary Pro Forma Information

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the year ended December 31, 2010, pro forma revenues, net income (loss) attributable to controlling interest and net income (loss) per basic and diluted share would have been $267,887,000, $35,284,000 and $0.21, respectively.

Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the year ended December 31, 2009, pro forma revenues, net income (loss) attributable to controlling interest and net income (loss) per basic and diluted share would have been $228,880,000, $32,684,000 and $0.29, respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

19.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. As of December 31, 2010 and 2009, we had cash and cash equivalents and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits or letters of credit are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of December 31, 2010, we had interests in 16 consolidated properties located in Texas, which accounted for 15.3% of our total annualized rental income, interests in seven consolidated properties in Arizona, which accounted for 11.7% of our total annualized rental income, interests in five consolidated properties located in South Carolina, which accounted for 9.7% of our total annualized rental income, interests in 10 consolidated properties in Florida, which accounted for 8.8% of our total annualized rental income, and interests in seven consolidated properties in Indiana, which accounted for 8.5% of our total annualized rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies.

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

For the years ended December 31, 2010, 2009, and 2008, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

20.	Per Share Data

We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the years ended December 31, 2010, 2009, and 2008, all of our earnings were distributed and the calculated earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss), reduced by the amount of dividends declared in the current period, by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the years ended December 31, 2010, 2009 and 2008, we did not have any securities that gave rise to potentially dilutive shares of our common stock.

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

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Revenues	$56,717,000	$51,692,000	$46,522,000	$44,948,000
Expenses	(58,230,000)	(43,413,000)	(39,968,000)	(38,420,000)

Income (loss) before other income (expense)	(1,513,000)	8,279,000	6,554,000	6,528,000
Other expense, net	(7,596,000)	(7,682,000)	(6,686,000)	(7,299,000)

Income (loss) before discontinued operations	(9,109,000)	597,000	(132,000)	(771,000)
Income from discontinued operations	419,000	411,000	377,000	289,000

Net income (loss)	(8,690,000)	1,008,000	245,000	(482,000)

Less: net (income) loss attributable to noncontrolling interest of limited partners	(44,000)	125,000	(1,000)	(64,000)

Net income (loss) attributable to controlling interest	$(8,734,000)	$1,133,000	$244,000	$(546,000)

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.05)	$0.00	$0.00	$0.00

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share attributable to controlling interest	$(0.05)	$0.00	$0.00	$0.00

Weighted average number of shares outstanding —
Basic	191,583,752	166,281,800	154,594,418	145,335,661

Diluted	191,583,752	166,480,852	154,815,137	145,335,661

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Revenues	$36,644,000	$30,948,000	$29,678,000	$29,016,000
Expenses	(36,254,000)	(34,481,000)	(28,587,000)	(29,782,000)

Income (loss) before other income (expense)	390,000	(3,533,000)	1,091,000	(766,000)
Other expense, net	(4,947,000)	(6,671,000)	(4,780,000)	(6,186,000)

Loss before discontinued operations	(4,557,000)	(10,204,000)	(3,689,000)	(6,952,000)
Income from discontinued operations	193,000	130,000	154,000	152,000

Net loss	(4,364,000)	(10,074,000)	(3,535,000)	(6,800,000)

Less: net income attributable to noncontrolling interest of limited partners	(62,000)	(70,000)	(102,000)	(70,000)

Net loss attributable to controlling interest	$(4,426,000)	$(10,144,000)	$(3,637,000)	$(6,870,000)

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.03)	$(0.08)	$(0.03)	$(0.08)

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss per share attributable to controlling interest	$(0.03)	$(0.08)	$(0.03)	$(0.08)

Weighted average number of shares outstanding —
Basic	135,259,514	124,336,078	106,265,880	84,672,174

Diluted	135,259,514	124,336,078	106,265,880	84,672,174

22.	Subsequent Events

The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.

Status of our Offering

From January 1, 2011 through February 28, 2011, the date at which we stopped offering shares in our follow-on offering (except for the DRIP), we had received and accepted subscriptions in our follow-on offering for 15,978,486 shares of our common stock, for an aggregate amount of $159,458,000, excluding shares of our common stock issued under the DRIP. As of February 28, 2011, we had received and accepted subscriptions in our follow-on offering for 66,582,725 shares of our common stock, for an aggregate amount of $664,992,000, excluding shares of our common stock issued under the DRIP.

For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 will be accepted. From January 1, 2011 through March 21, 2011, we had received and accepted subscriptions in our follow-on offering for 21,055,363 shares of our common stock, for an

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate amount of $210,057,000, excluding shares of our common stock issued under the DRIP. As of March 21, 2011, we had received and accepted subscriptions in our follow-on offering for 71,659,602 shares of our common stock, for an aggregate amount of $715,591,000, excluding shares of our common stock issued under the DRIP.

Financing

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank, N.A. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000, paying off one Wells Fargo Bank loan totaling $10,943,000, and providing post-acquisition financing on a recently purchased property. Interest shall be payable monthly at a rate of one-month LIBOR plus 2.35%, which currently equates to 2.61%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.10%. This is lower than the weighted average rate of 4.18% (including the impact of interest rate swaps) that we were previously paying on the refinanced debt. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

In anticipation of the term loan, we purchased an interest rate swap on November 3, 2010, with Wells Fargo Bank as counterparty, for a notional amount of $75,000,000. The interest rate swap was amended on January 25, 2011. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and matures no later than December 31, 2013. The swap will fix one-month LIBOR at 1.0725% which when added to the spread of 2.35%, will result in a total interest rate of approximately 3.4225% for $75,000,000 of the term loan during the initial term.

Credit Facility Repayment

As discussed in Note 9, Revolving Credit Facility, as of December 31, 2010, we had drawn $7,000,000 on our new unsecured revolving credit facility in order to fund the acquisition of operating properties. This amount was repaid in full on January 31, 2011.

Share Repurchases

In January 2011, we repurchased 815,845 shares of our common stock, for an aggregate amount of approximately $7,857,000, under our share repurchase plan.

Distributions

On January 3, 2011, for the month ended December 31, 2010, we paid distributions of $12,280,000 ($6,401,000 in cash and $5,879,000 in shares of our common stock) pursuant to the DRIP.

On February 1, 2011, for the month ended January 31, 2011, we paid distributions of $12,722,000 ($6,646,000 in cash and $6,076,000 in shares of our common stock) pursuant to the DRIP.

On March 1, 2011, for the month ended February 28, 2011, we paid distributions of $11,969,000 ($6,273,000 in cash and $5,696,000 in shares of our common stock) pursuant to the DRIP.

Healthcare Trust of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Completed Acquisitions

•	On February 11, 2011, we closed on the final building within a portfolio of three medical office buildings located in Phoenix, Arizona. This one story, approximately 20,000 square foot medical office building was purchased for $3,762,000 and has an occupancy rate of approximately 84%. As discussed in Note 18, Business Combinations, the other two buildings comprising this portfolio were purchased during the year ended December 31, 2010. The aggregate purchase price of the total portfolio was $39,494,000 and the aggregate gross leasable area acquired is approximately 201,000 square feet. The portfolio has an aggregate weighted average occupancy rate of approximately 95%.

•	On February 16, 2011, we closed on the final building within a portfolio of nine medical office buildings located in Albany and Carmel, New York, North Adams, Massachusetts, and Temple Terrace Florida, the aggregate purchase price for which was $196,646,000. As discussed in Note 18, Business Combinations, the other eight buildings comprising the remainder of this portfolio were purchased during the year ended December 31, 2010. This particular building, purchased for $9,182,000 is located in North Adams, Massachusetts has approximately 47,000 square feet of gross leasable area and is 100% occupied.

•	On March 24, 2011, we closed on a portfolio of two medical office buildings located in Bristol, Tennessee, both of which are located near the campus of Wellmont Health System’s Bristol Regional Medical Center. The first building, which is a two-story, approximately 40,000 square foot medical office building, was purchased for $5,925,000 and is 100% occupied. The second building, the purchase price for which was $17,445,000, is a three-story medical office building consisting of approximately 81,000 square feet. This building is also 100% occupied.

Amended and Restated 2006 Incentive Plan

On February 24, 2011, our board approved the Amended and Restated 2006 Incentive Plan in order to increase the number of shares available for grant thereunder from 2,000,000 to 10,000,000. The Amended and Restated 2006 Incentive Plan also includes additional amendments designed, among other things, to address recent tax developments and address stockholder preferences, including removal of the “liberal” share counting provisions and elimination of the single-trigger vesting of awards upon a change in control on a go-forward basis. Our board has not yet made any additional grants pursuant to the Amended and Restated 2006 Incentive Plan.

April 2011 Distributions

On March 24, 2011, our board authorized distributions for April 2011. These distributions will be calculated based on stockholders of record each day during such month and will equal a 7.25% annualized rate based on a $10.00 share price.

Healthcare Trust of America, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010

	Balance at		Adjustments
	Beginning	Charged to	to Valuation		Balance at
	of Period	Expenses	Accounts	Deductions	End of Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$—	$442,000	$—	$44,000	$398,000
Year Ended December 31, 2009
Allowance for doubtful accounts	$398,000	$965,000	$—	$141,000	$1,222,000
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,222,000	$1,022,000	$—	$318,000	$1,926,000

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION
December 31, 2010

The following schedule presents our total real estate investments and accumulated depreciation for both our operating properties and those properties classified as held for sale as of December 31, 2010:

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and		Accumulated		Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)	Depreciation(d)(e)	Date of construction	acquired
Southpointe Office Parke and Epler Parke I (Medical Office)	Indianapolis, IN	$9,121,000	$2,889,000	$10,015,000	$4,700,000	$2,889,000	$14,716,000	$17,605,000	(2,145,000)	1991 &1996/2002	1/22/2007
Crawfordsville Medical Office Park and Athens Surgery Center (Medical Office)	Crawfordsville, IN	4,256,000	699,000	5,474,000	20,000	699,000	5,494,000	6,193,000	(747,000)	1998/2000	1/22/2007
The Gallery Professional Building (Medical Office)	St. Paul, MN	6,000,000	1,157,000	5,009,000	2,587,000	1,157,000	7,596,000	8,753,000	(1,300,000)	1979	3/9/2007
Lenox Office Park, Building G (Office)	Memphis, TN	12,000,000	1,670,000	13,626,000	67,000	1,670,000	13,693,000	15,363,000	(2,518,000)	2000	3/23/2007
Commons V Medical Office Building (Medical Office)	Naples, FL	9,672,000	4,173,000	9,070,000	61,000	4,173,000	9,131,000	13,304,000	(1,032,000)	1991	4/24/2007
Yorktown Medical Center and Shakerag Medical Center (Medical Office)	Peachtree City and Fayetteville, GA	13,434,000	3,545,000	15,792,000	1,988,000	3,545,000	17,780,000	21,325,000	(2,516,000)	1987/1994	5/2/2007
Thunderbird Medical Plaza (Medical Office)	Glendale, AZ	13,741,000	3,842,000	19,680,000	1,352,000	3,842,000	21,032,000	24,874,000	(2,792,000)	1975, 1983, 1987	5/15/2007
Triumph Hospital Northwest and Triumph Hospital Southwest (Healthcare Related Facility)	Houston and Sugarland, TX	—	3,047,000	28,550,000	—	3,047,000	28,550,000	31,597,000	(4,139,000)	1986/1989	6/8/2007
Gwinnett Professional Center (Medical Office)	Lawrenceville, GA	5,417,500	1,290,000	7,246,000	293,000	1,290,000	7,539,000	8,829,000	(1,057,000)	1985	7/27/2007
1 and 4 Market Exchange (Medical Office)	Columbus, OH	0	2,326,000	17,208,000	1,387,000	2,326,000	18,595,000	20,921,000	(2,025,000)	2001/2003	8/15/2007
Kokomo Medical Office Park (Medical Office)	Kokomo, IN	0	1,779,000	9,613,000	308,000	1,779,000	9,921,000	11,700,000	(1,520,000)	1992, 1994, 1995, 2003	8/30/2007
St. Mary Physicians Center (Medical Office)	Long Beach, CA	—	1,815,000	10,242,000	115,000	1,815,000	10,358,000	12,173,000	(951,000)	1992	9/5/2007
2750 Monroe Boulevard (Office)	Valley Forge, PA	—	2,323,000	22,631,000	14,000	2,323,000	22,645,000	24,968,000	(2,631,000)	1985	9/10/2007
East Florida Senior Care Portfolio (Healthcare Related Facility)	Jacksonville, Winter Park and Sunrise,FL	0	10,078,000	34,870,000	—	10,078,000	34,869,000	44,948,000	(4,907,000)	1985, 1988, 1989	9/28/2007
Northmeadow Medical Center (Medical Office)	Roswell, GA	7,545,000	1,245,000	9,109,000	174,000	1,245,000	9,283,000	10,528,000	(1,215,000)	1999	11/15/2007
Tucson Medical Office Portfolio (Medical Office)	Tucson, AZ	—	1,309,000	17,574,000	403,000	1,309,000	17,976,000	19,286,000	(2,127,000)	1979, 1980, 1994 1970, 1985, 1990,	11/20/2007
Lima Medical Office Portfolio (Medical Office)	Lima, OH	—	701,000	19,052,000	86,000	701,000	19,137,000	19,839,000	(2,531,000)	1996, 2004, 1920	12/7/2007
Highlands Ranch Park Plaza (Medical Office)	Highlands Ranch, CO	8,853,000	2,240,000	10,426,000	709,000	2,240,000	11,136,000	13,376,000	(1,536,000)	19,831,985	12/19/2007
Park Place Office Park (Medical Office)	Dayton, OH	10,943,000	1,987,000	11,341,000	275,000	1,987,000	11,616,000	13,603,000	(1,670,000)	1987, 1988, 2002	12/20/2007
Chesterfield Rehabilitation Center (Medical Office)	Chesterfield, MO	22,000,000	4,212,000	27,901,000	771,000	4,313,000	28,570,400	32,883,400	(2,467,000)	2007	12/20/2007
Medical Portfolio 1 (Medical Office)	Overland, KS and Largo, Brandon, and Lakeland, FL	19,580,000	4,206,000	28,373,000	1,393,000	4,206,000	29,766,000	33,972,000	(3,364,000)	1978, 1986, 1997, 1995	2/1/2008

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and		Accumulated		Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)	Depreciation(d)(e)	Date of construction	acquired
Fort Road Medical Building (Medical Office)	St. Paul, MN	$0	$1,571,000	$5,786,000	199,000	$1,571,000	$5,984,000	$7,556,000	(615,000)	1981	3/6/2008
Liberty Falls Medical Plaza (Medical Office)	Liberty Township, OH	—	842,000	5,640,000	514,000	842,000	6,153,000	6,996,000	(664,000)	2008	3/19/2008
Epler Parke Building B (Medical Office)	Indianapolis, IN	3,734,000	857,000	4,461,000	(4,610,000)	857,000	(148,000)	708,000	—	2004	3/24/2008
Cypress Station Medical Office Building (Medical Office)	Houston, TX	7,043,000	1,345,000	8,312,000	584,000	1,345,000	8,897,000	10,241,000	(945,000)	1981/2004-2006	3/25/2008
Vista Professional Center (Medical Office)	Lakeland, FL	—	1,082,000	3,588,000	27,000	1,082,000	3,614,819	4,696,819	(547,000)	1996/1998	3/27/2008
Senior Care Portfolio 1 (Healthcare Related Facility)	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	0	4,871,000	30,002,000	—	4,871,000	30,002,000	34,873,000	(2,609,000)	1993, 1994, 1994, 1994/1996 1964/1969 1959/1963	Various
Amarillo Hospital (Healthcare Related Facility)	Amarillo, TX	—	1,110,000	17,688,000	5,000	1,110,000	17,693,000	18,803,000	(1,327,000)	2007	5/15/2008
5995 Plaza Drive (Office)	Cypress, CA	16,276,000	5,109,000	17,961,000	161,000	5,109,000	18,122,000	23,231,000	(1,806,000)	1986	5/29/2008
Nutfield Professional Center (Medical Office)	Derry, NH	8,518,000	1,075,000	10,320,000	102,000	1,075,000	10,423,000	11,497,000	(774,000)	1963/1990 & 1996	6/3/2008
SouthCrest Medical Plaza (Medical Office)	Stockbridge, GA	12,870,000	4,259,000	14,636,000	119,000	4,259,000	14,755,000	19,014,000	(1,589,000)	2005-2006	6/24/2008
Medical Portfolio 3 (Medical Office)	Indianapolis, IN	58,000,000	9,355,000	70,259,000	6,555,000	9,355,000	76,813,000	86,169,000	(9,056,000)	1995, 1993, 1994, 1996, 1993, 1995, 1989, 1988, 1989, 1992, 1989	6/26/2008
Academy Medical Center (Medical Office)	Tuczon, AZ	4,851,000	1,193,000	6,106,000	375,000	1,193,000	6,481,000	7,674,000	(813,000)	1975-1985	6/26/2008
Decatur Medical Plaza (Medical Office)	Decatur, GA	7,900,000	3,166,000	6,862,000	325,000	3,166,000	7,187,000	10,353,000	(631,000)	1976	6/27/2008
Medical Portfolio 2 (Medical Office)	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	29,311,000	5,360,000	33,506,000	71,000	5,360,000	33,576,000	38,937,000	(3,372,000)	2001, 2001, 2006, 1957/1989/2003 & 2003	Various
Renaissance Medical Centre (Medical Office)	Bountiful, UT	19,703,000	3,701,000	24,442,000	39,000	3,701,000	24,481,000	28,182,000	(1,708,000)	2004	6/30/2008
Oklahoma City Medical Portfolio (Medical Office)	Oklahoma City, OK	—		25,976,000	1,505,000		27,481,000	27,481,000	(2,044,000)	1991, 1996/2007	9/16/2008
Medical Portfolio 4 (Medical Office)	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	8,029,000	2,632,000	38,652,000	1,200,000	2,632,000	39,852,000	42,484,000	(3,248,000)	1972/1980 & 2006, 1977, 1984, 2006, 2007, 2007	Various
Mountain Empire Portfolio (Medical Office)	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	18,408,000	804,000	20,149,000	630,000	804,000	20,775,000	21,579,000	(2,692,000)	1986/1991/1993/1982/1990,1997/1976 & 2007, 1986, 1993 & 1995, 1981 & 1987/1999	9/12/2008
Mountain Plains — TX (Medical Office)	San Antonio and Webster, TX	—	1,248,000	34,857,000	(14,000)	1,248,000	34,843,000	36,091,000	(2,405,000)	1998, 2005, 2006, 2006	12/18/2008
Marietta Health Park (Medical Office)	Marietta, GA	7,200,000	1,276,000	12,197,000	200,000	1,276,000	12,397,000	13,673,000	(1,017,000)	2000	12/22/2008
Wisconsin Medical Portfolio 1	Milwaukee, WI	—	1,980,000	26,032,000	—	1,980,000	26,032,000	28,012,000	(2,168,000)	1964/1969, 1983-1997 & 2007	2/27/2009
Wisconsin Medical Portfolio 2	Franklin, WI	9,952,000	1,574,000	31,655,000	—	1,574,000	31,655,000	33,229,000	(2,007,000)	2001-2004	5/28/2009
Greenville Hospital Portfolio	Greenville, SC	71,220,000	3,952,000	135,776,000	923,000	3,952,000	136,699,000	140,651,000	(5,187,000)	1974, 1982-1999, & 2004-2009	9/18/2009

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

					Cost	Gross Amount at Which
			Initial Cost to Company		Capitalized	Carried at Close of Period
				Buildings,	Subsequent		Buildings,
				Improvements and	to		Improvements and		Accumulated		Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)	Depreciation(d)(e)	Date of construction	acquired
Mary Black Medical Office Building	Spartanburg, SC	—		12,523,000	—		12,523,000	12,523,000	(504,000)	2006	12/11/2009
Hampden Place Medical Office Building	Englewood, CO	8,551,000	3,032,000	12,553,000	1,000	3,032,000	12,554,000	15,586,000	(475,000)	2004	12/21/2009
Dallas LTAC Hospital	Dallas, TX	—	2,301,000	20,627,000	—	2,301,000	20,627,000	22,928,000	(602,000)	2007	12/23/2009
Smyth Professional Building	Baltimore, MD	—		7,760,000	(80,000)		7,680,000	7,680,000	(394,000)	1984	12/30/2009
Atlee Medical Portfolio	Coriscana, TX and Ft. Wayne, IN and San Angelo, TX	—		17,267,000	—		17,267,000	17,267,000	(588,000)	2007-2008	12/30/2009
Denton Medical Rehabilitation Hospital	Denton, TX	—	2,000,000	11,705,000	—	2,000,000	11,704,000	13,705,000	(402,000)	2008	12/30/2009
Banner Sun City Medical Portfolio	Sun City, AZ and Sun City West, AZ	44,551,000	744,000	70,035,000	783,000	744,000	70,817,000	71,562,000	(3,840,000)	1971-1997 & 2001-2004	12/31/2009
Camp Creek	Atlanta, GA		2,022,000	12,965,000	—	2,022,000	12,965,000	14,987,000	(525,000)	2006	3/2/2010
King Street	Jacksonville, GA	6,429,000	0	7,232,000	—	—	7,232,000	7,232,000	(183,000)	2007	3/9/2010
Deaconess Evansville Clinic Portfolio	Evansville, IN	21,151,000	2,109,000	36,180,000	—	2,109,000	36,180,000	38,289,000	(970,000)	1952-2006/1994	3/23/2010
Sugar Land II Medical Office Building	Sugar Land, TX		0	9,648,000	22,000	—	9,670,000	9,670,000	(248,000)	1999	3/23/2010
East Cooper Medical Center	Mount Pleasant, SC		2,073,000	5,939,000	11,000	2,073,000	5,950,000	8,023,000	(213,000)	1992	3/31/2010
Pearland Medical Portfolio	Pearland, TX	2,361,000	1,602,000	7,017,000	—	1,602,000	7,017,000	8,619,000	(228,000)	2003-2007	3/31/2010
Hilton Head Medical Portfolio	Hilton Head Island, SC		1,333,000	7,463,000	—	1,333,000	7,463,000	8,796,000	(177,000)	1996-2010	3/31/2010
NIH @ Triad Technology Center	Baltimore, MD	11,961,000	0	26,548,000	—	—	26,548,000	26,548,000	(547,000)	1989	3/31/2010
Federal North Medical Office Building	Pittsburgh, PA		2,489,000	30,268,000	—	2,489,000	30,268,000	32,757,000	(590,000)	1999	4/29/2010
Balfour Concord Portfolio	Denton,TX and Lewisville,TX	4,592,000	452,000	11,384,000	—	452,000	11,384,000	11,836,000	(198,000)	2000	6/25/2010
Cannon Park Place	Charleston, SC		425,000	8,651,000	—	425,000	8,651,000	9,076,000	(126,000)	1998	6/28/2010
7900 Fannin	Houston, TX	22,602,000	0	34,764,000	25,000	—	34,789,000	34,789,000	(515,000)	2005	6/30/2010
Overlook at Eagle’s Landing	Stockbridge, GA	5,408,000	638,000	6,685,000	—	638,000	6,685,000	7,323,000	(121,000)	2004	7/15/2010
Sierra Vista Medical Office Building	San Luis Obispo, CA		0	11,900,000	—	—	11,900,000	11,900,000	(150,000)	2009	8/4/2010
Orlando Medical Portfolio	Orlando, FL		0	14,226,000	17,000	—	14,243,000	14,243,000	(146,000)	1998-2000	9/29/2010
Santa Fe Medical Portfolio	Sante Fe, NM	3,555,000	1,539,000	11,716,000	—	1,539,000	11,716,000	13,255,000	(67,000)	1978/2010-1985/2004	9/30/2010
Rendina Medical Portfolio	Las Vegas, NV and Poughkeepsie, NY and St. Louis, MO and Tucson, AZ and Wellington, FL	18,892,000	0	68,488,000	34,000	—	68,522,000	68,522,000	(345,000)	2006-2008	9/30/2010
Allegheny HQ Building	Pittsburgh, PA		1,514,000	32,368,000	—	1,514,000	32,368,000	33,882,000	(180,000)	2002	10/29/2010
Raleigh Medical Center	Raleigh, NC		1,281,000	12,530,000	—	1,281,000	12,530,000	13,811,000	(79,000)	1989	11/12/2010
Columbia Medical Portfolio	Albany, NY, and Latham, NY, and Temple Terrace, FL and Carmel NY	95,879,000	9,567,000	153,437,000	—	9,567,000	153,437,000	163,004,000	(281,000)	1964-2007	11/19/2010
Florida Orthopedic ASC	Temple Terrace, FL		752,000	4,211,000	—	752,000	4,211,000	4,963,000	(15,000)	2001	12/8/2010
Select Medical LTACH	Augusta, GA and Dallas, TX and Orlando, FL, and Tallahassee, FL		12,719,000	76,186,000	—	12,719,000	76,186,000	88,905,000	—	2006-2007	12/17/2010
Phoenix MOB Portfolio	Phoenix, AZ	25,050,000	605,000	29,343,000	—	605,000	29,343,000	29,948,000	—	1989-2004	12/22/2010
Medical Park of Cary	Cary, NC		2,931,000	19,855,000	—	2,931,000	19,855,000	22,786,000	—	1996	12/30/2010

		$696,559,500	$167,023,000	$1,709,139,000	$26,426,000	$167,124,000	$1,735,456,219	$1,902,586,219	(105,123,000)

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

(a) The cost capitalized subsequent to acquisition is net of dispositions.

(b) The changes in total real estate (including both our operating properties and those classified as held for sale as of December 31, 2010) for the years ended December 31, 2010, 2009 and 2008 are as follows:

Amount

Balance as of December 31, 2007	$357,578,000
Acquisitions	473,132,000
Additions	6,590,000
Dispositions	(1,730,000)

Balance as of December 31, 2008	835,570,000
Acquisitions	363,679,000
Additions	7,556,000
Dispositions	(327,000)

Balance as of December 31, 2009	1,206,478,000
Acquisitions	683,055,000
Additions	13,358,000
Dispositions	(305,000)

Balance as of December 31, 2010	$1,902,586,000

(c)	The aggregate cost of our real estate (both operating properties and those classified as held for sale as of December 31, 2010) for federal income tax purposes was $2,262,357,000.

(d)	The changes in accumulated depreciation (including both our operating properties and those classified as held for sale as of December 31, 2010) for the years ended December 31, 2010, 2009 and 2008 are as follows:

Amount

Additions	$20,523,000
Dispositions	(461,000)

Balance as of December 31, 2008	24,650,000
Additions	32,189,000
Dispositions	(150,000)

Balance as of December 31, 2009	56,689,000
Additions	48,737,000
Dispositions	(303,000)

Balance as of December 31, 2010	$105,123,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment is depreciated over five years.

Healthcare Trust of America, Inc.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE ASSETS
12/31/2010

						Periodic		Carrying
						Payment	Face Amount	Amount of
Mortgage Loans	Description	Security	Interest Rate		Maturity Date	Terms(4)	of Mortgages	Mortgages

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	5.95	%(1)	11/01/2011	I	$7,500,000	$6,988,000

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	5.95	%(1)	11/01/2011	I	7,500,000	6,988,000

St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	5.85	%(2)	11/01/2011	I	3,750,000	3,495,000

St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	5.85	%(2)	11/01/2011	I	1,250,000	1,165,000

Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	Property	7.76	%(3)	12/01/2014	I	41,150,000	38,455,000

Total							$61,150,000	$57,091,000

(1)	The effective interest rate associated with these notes as of December 31, 2010 is 7.93%.

(2)	The effective interest rate associated with these notes as of December 31, 2010 is 7.80%.

(3)	Represents an average interest rate for the life of the note with an effective interest rate of 8.6%.

(4)	I = Interest only

The following shows changes in the carrying amounts of mortgage loans receivable during the period:

Balance at December 31, 2009	$54,763,000
Additions:
New mortgage loans	—
Amortization of discount and capitalized loan costs	2,328,000
Deductions:
Collections of principal	—

Balance at December 31, 2010	$57,091,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Trust of America, Inc. (Registrant)

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Date	March 25, 2011

By	/s/ Kellie S. Pruitt Kellie S. Pruitt	Chief Financial Officer (principal financial officer and principal accounting officer)

Date	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Date	March 25, 2011

By	/s/ Kellie S. Pruitt Kellie S. Pruitt	Chief Financial Officer (principal financial officer and principal accounting officer)

Date	March 25, 2011

By	/s/ Maurice J. DeWald Maurice J. DeWald	Director

Date	March 25, 2011

By	/s/ W. Bradley Blair, II W. Bradley Blair, II	Director

Date	March 25, 2011

By	/s/ Warren D. Fix Warren D. Fix	Director

Date	March 25, 2011

By	/s/ Larry L. Mathis Larry L. Mathis	Director

Date	March 25, 2011

By	/s/ Gary T. Wescombe Gary T. Wescombe	Director

Date	March 25, 2011

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

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Fourth Articles of Amendment and Restatement (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).
3.2	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (Commission File. No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)
3.3	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009
3.4	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective January 1, 2011 (included as Exhibit 3.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
4.1	Healthcare Trust of America, Inc. Share Repurchase Plan, effective August 25, 2008 (included as Exhibit C to our Post-Effective Amendment No. 14 to the Form S-11 filed on October 23, 2009 and incorporated herein by reference)
4.2	Healthcare Trust of America, Inc. Distribution Reinvestment Plan, effective September 20, 2006 (included as Exhibit B to our Post-Effective Amendment No. 14 to the Form S-11 filed on October 23, 2009 and incorporated herein by reference)
10.1	Agreement of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.2	Amendment No. 1 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference)
10.3	Amendment No. 2 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP by Healthcare Trust of America, Inc. (formerly known as Grubb & Ellis Healthcare REIT, Inc.) dated as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
10.4†	NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Registration Statement on Form S-11 (Commission File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference)

10.5†	Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to Amendment No. 6 to our Registration Statement on Form S-11 (Commission File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference)
10.6†	Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Directors’ Compensation Plan, effective January 1, 2009 (included as Exhibit 10.68 in our Annual Report of Form 10-K filed March 27, 2009 and incorporated herein by reference)
10.7†	Amendment to the Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of May 20, 2010 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference).
10.8†	Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 2, 2011 and incorporated herein by reference).
10.9†	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters, effective as of July 1, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)
10.10†	Amendment to Employment Agreement with Scott D. Peters, effective as of May 20, 2010 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference).
10.11†	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Mark Engstrom, effective as of July 1, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)
10.12†	Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Kellie S. Pruitt, effective as of July 1, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference)
10.13	Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).
10.14	Form of Indemnification Agreement executed by Kellie S. Pruitt and Mark D. Engstrom (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).
10.15	Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference)
10.16	First Amendment to Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated August 14, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 20, 2009 and incorporated herein by reference)
10.17	Second Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA Greenville, LLC, dated August 21, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
10.18	Third Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA Greenville, LLC, dated August 26, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference)
10.19	Fourth Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA — Greenville, LLC, dated September 4, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K, filed September 11, 2009 and incorporated herein by reference)
10.20	Future Development Agreement by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K, filed September 22, 2009 and incorporated herein by reference)

10.21	Right of First Opportunity by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K, filed September 22, 2009 and incorporated herein by reference)
10.22	Credit Agreement by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., Deutsche Bank Securities Inc., U.S. Bank National Association and Fifth Third Bank and the Lenders Party Hereto, dated November 22, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 23, 2010 and incorporated herein by reference).
10.23	Guaranty for the benefit of JPMorgan Chase Bank, N.A. dated November 22, 2010 by Healthcare Trust of America, Inc. and certain Subsidiaries of Healthcare Trust of America, Inc. named therein (included as Exhibit 10.2 to our Current Report on Form 8-K filed November 23, 2010 and incorporated herein by reference).
10.24	Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA NAH GROUP, LLC and HTA — NORTHERN BERKSHIRE, LLC (included as Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA 90 ASSOCIATES, LLC and HTA — REGION HEALTH, LLC (included as Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.26	Purchase and Sale Agreement dated October 26, 2010 by and between WASHINGTON AVE. CAMPUS, LLC and HTA — 1223 WASHINGTON, LLC (included as Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.27	Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA TEMPLE TERRACE, LLC and HTA — 13020 TELECOM, LLC (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.28	Purchase and Sale Agreement dated October 26, 2010 by and between PATROON CREEK BLVD, LLC and HTA — PATROON CREEK, LLC (included as Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.29	Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA PHC GROUP, LLC and HTA — PUTNAM CENTER, LLC (included as Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.30	Purchase and Sale Agreement dated October 26, 2010 by and between PINSTRIPES, LLC and HTA — 1092 MADISON, LLC (included as Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.31	Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA WASHINGTON VENTURES, LLC and HTA — WASHINGTON MEDICAL ARTS I, LLC (included as Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).
10.32	Purchase and Sale Agreement dated October 26, 2010 by and between 1375 ASSOCIATES, LLC, ERLY REALTY DEVELOPMENT, INC, and HTA — WASHINGTON MEDICAL ARTS II, LLC (included as Exhibit 10.15 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418), filed on December 27, 2010 and incorporated herein by reference).

21.1*	Subsidiaries of Healthcare Trust of America, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Compensatory plan or arrangement.