Form 10-Q
period 2011-03-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2011-05-16
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 12, 2011, there were 226,194,608 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
 As of March 31, 2011 and December 31, 2010
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Real estate investments, net:
Operating properties, net	$1,786,767,000	$1,772,923,000
Properties classified as held for sale, net	24,540,000	24,540,000

Total real estate investments, net	1,811,307,000	1,797,463,000

Real estate notes receivable, net	57,677,000	57,091,000
Cash and cash equivalents	207,405,000	29,270,000
Accounts and other receivables, net	15,221,000	16,385,000
Restricted cash and escrow deposits	25,370,000	26,679,000
Identified intangible assets, net	298,330,000	300,587,000
Non-real estate assets of properties held for sale	3,768,000	3,768,000
Other assets, net	44,992,000	40,552,000

Total assets	$2,464,070,000	$2,271,795,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage and secured term loans payable, net	$728,101,000	$699,526,000
Outstanding balance on unsecured revolving credit facility	—	7,000,000
Accounts payable and accrued liabilities	44,555,000	43,033,000
Derivative financial instruments — interest rate swaps	1,211,000	1,527,000
Security deposits, prepaid rent and other liabilities	16,498,000	16,168,000
Identified intangible liabilities, net	12,742,000	13,059,000
Liabilities of properties held for sale	369,000	369,000

Total liabilities	803,476,000	780,682,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners	3,889,000	3,867,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 225,679,179 and 202,643,705 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	2,251,000	2,026,000
Additional paid-in capital	2,001,028,000	1,795,413,000
Accumulated deficit	(346,574,000)	(310,193,000)

Total stockholders’ equity	1,656,705,000	1,487,246,000

Total liabilities and equity	$2,464,070,000	$2,271,795,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Rental income	$68,413,000	$42,309,000
Interest income from mortgage notes receivable and other income	1,649,000	2,639,000

Total revenues	70,062,000	44,948,000
Expenses:
Rental expenses	23,772,000	14,585,000
General and administrative expenses	7,308,000	3,605,000
Acquisition expenses (Note 3)	1,062,000	3,224,000
Depreciation and amortization	26,750,000	17,006,000

Total expenses	58,892,000	38,420,000

Income (loss) before other income (expense)	11,170,000	6,528,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loans payable, credit facility, and derivative financial instruments	(10,346,000)	(8,876,000)
Net gain on change in fair value of derivative financial instruments	504,000	1,561,000
Interest and dividend income	118,000	16,000

Income (loss) from continuing operations	1,446,000	(771,000)

Discontinued operations:
Income (loss) from discontinued operations	744,000	289,000

Net income (loss)	2,190,000	(482,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	(40,000)	(64,000)

Net income (loss) attributable to controlling interest	$2,150,000	$(546,000)

Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted:
Continuing operations	$0.01	$(0.00)

Discontinued operations	$0.00	$(0.00)

Net income (loss) per share attributable to controlling interest	$0.01	$(0.00)

Weighted average number of shares outstanding:
Basic	214,797,450	145,335,661

Diluted	214,996,502	145,335,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	10,560,001	106,000	103,830,000	—	103,936,000
Offering costs	—	—	(12,898,000)	—	(12,898,000)
Amortization of nonvested share based compensation	—	—	156,000	—	156,000
Issuance of common stock under the DRIP	1,318,102	13,000	12,509,000	—	12,522,000
Repurchase of common stock	(899,399)	(9,000)	(8,524,000)	—	(8,533,000)
Distributions	—	—	—	(26,032,000)	(26,032,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net loss attributable to controlling interest	—	—	—	(546,000)	(546,000)

BALANCE — March 31, 2010	151,569,390	$1,515,000	$1,347,043,000	$(208,361,000)	$1,140,197,000

BALANCE — December 31, 2010	202,643,705	$2,026,000	$1,795,413,000	$(310,193,000)	$1,487,246,000
Issuance of common stock	21,713,365	214,000	209,996,000	—	210,210,000
Offering costs	—	—	(15,002,000)	—	(15,002,000)
Issuance of restricted common stock	286,000	—	—	—	—
Amortization of nonvested share based compensation	—	—	897,000	—	897,000
Issuance of common stock under the DRIP	1,857,957	19,000	17,632,000	—	17,651,000
Repurchase of common stock	(821,848)	(8,000)	(7,908,000)	—	(7,916,000)
Distributions	—	—	—	(38,531,000)	(38,531,000)
Net income attributable to controlling interest	—	—	—	2,150,000	2,150,000

BALANCE — March 31, 2011	225,679,179	$2,251,000	$2,001,028,000	$(346,574,000)	$1,656,705,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,190,000	$(482,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	23,998,000	19,880,000
Stock based compensation, net of forfeitures	897,000	156,000
Bad debt expense	337,000	59,000
Change in fair value of derivative financial instruments	(504,000)	(1,702,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	866,000	(312,000)
Other assets	(2,872,000)	(3,286,000)
Accounts payable and accrued liabilities	(21,000)	844,000
Accounts payable due to affiliates, net	—	(3,769,000)
Security deposits, prepaid rent and other liabilities	219,000	1,158,000

Net cash provided by operating activities	25,110,000	12,546,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(29,733,000)	(133,639,000)
Capital expenditures	(2,548,000)	(4,828,000)
Restricted cash and escrow deposits	1,309,000	(16,994,000)
Real estate deposits paid	(500,000)	(141,000)
Real estate deposits used	3,000,000	—

Net cash used in investing activities	(28,472,000)	(155,602,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	125,500,000	13,000,000
Purchase of noncontrolling interest	—	(3,900,000)
Payments on unsecured revolving credit facility	(7,000,000)	—
Payments on mortgage loans payable	(103,496,000)	(26,205,000)
Proceeds from issuance of common stock	210,210,000	104,608,000
Deferred financing costs	(1,555,000)	(994,000)
Security deposits	132,000	306,000
Repurchase of common stock	(7,916,000)	(8,533,000)
Payment of offering costs	(15,002,000)	(12,898,000)
Distributions	(19,320,000)	(12,838,000)
Distributions to noncontrolling interest limited partner	(56,000)	(87,000)

Net cash provided by financing activities	181,497,000	52,459,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	178,135,000	(90,597,000)
CASH AND CASH EQUIVALENTS — Beginning of period	29,270,000	219,001,000

CASH AND CASH EQUIVALENTS — End of period	$207,405,000	$128,404,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,984,000	$9,418,000
Income taxes	$229,000	$10,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing activities:
Accrued capital expenditures	$2,789,000	$2,628,000
The following represents the significant increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Mortgage loans payable, net	$(6,657,000)	$(6,357,000)
Financing activities:
Issuance of common stock under the DRIP	$17,651,000	$12,522,000
Distributions declared but not paid including stock issued under the DRIP	$13,839,000	$9,227,000
Accrued offering costs	$—	$1,384,000
Adjustment to redeemable noncontrolling interests	$—	$(275,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three Months Ended March 31, 2011 and 2010

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

We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare-related facilities. We also invest to a limited extent in other real estate-related assets. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate-related assets. We focus primarily on investments that produce recurring income. Subject to the discussion in Note 11, Commitments and Contingencies, we believe that we have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.

As of March 31, 2011, we had made 78 portfolio acquisitions comprising approximately 11,107,000 square feet of gross leasable area, or GLA, which includes 242 buildings and two real estate-related assets. Additionally, in 2010, we purchased the remaining 20% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, or the JV Company, that owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was $2,302,673,000. As of March 31, 2011, the average occupancy of these properties was 91%.

On September 20, 2006, we commenced a best efforts initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. As of March 19, 2010, the date upon which our initial offering terminated, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,000, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in the primary offering on February 28, 2011. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 were accepted. During the three months ended March 31, 2011, we had received and accepted subscriptions in our follow-on offering for 21,615,344 shares of our common stock, or $215,649,000, excluding shares of our common stock issued under the DRIP. As of March 31, 2011, we had received and accepted subscriptions in our follow-on offering for 72,219,583 shares of our common stock, or $721,183,000, excluding shares of our common stock issued under the DRIP.

Our principal executive offices are located at 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254. Our telephone number is (480) 998-3478. For investor services, contact DST Systems, Inc. by telephone at (888) 801-0107.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim condensed consolidated financial statements. Such interim condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of March 31, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of March 31, 2011 and December 31, 2010, approximately 0.07% and 0.08%, respectively, of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010 (see Note 13).

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our interim condensed consolidated financial statements.

Interim Unaudited Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2010 Annual Report on Form 10-K.

Use of Estimates

The preparation of our interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Fair Value Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), or ASU 2010-06, which provides amendments to Subtopic 820-10 that require new disclosures and that clarify existing disclosures in order to increase transparency in financial reporting with regard to recurring and nonrecurring fair value measurements. ASU 2010-06 requires new disclosures with respect to the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as separate presentation about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 provides amendments that clarify existing disclosures, requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Finally, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation — Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Accordingly, ASU 2010-06 became effective for us on January 1, 2010, (though the Level 3 activity disclosures only recently became effective for us on January 1, 2011). The adoption of ASU 2010-06 has not had a material impact on our consolidated financial statements.

Business Combination Pronouncements

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

3.	Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations

Investment in Operating Properties

Our investments in our consolidated operating properties consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Land	$165,766,000	$164,821,000
Building and improvements	1,739,842,000	1,711,054,000
Furniture and equipment	10,000	10,000

	1,905,618,000	1,875,885,000

Less: accumulated depreciation	(118,851,000)	(102,962,000)

Total	$1,786,767,000	$1,772,923,000

Depreciation expense related to our portfolio of operating properties for the three months ended March 31, 2011 and 2010 was $16,025,000 and $10,518,000, respectively.

Assets Held for Sale and Discontinued Operations

Assets and liabilities of properties sold or to be sold are classified as held for sale, to the extent not sold, on the Company’s Condensed Consolidated Balance Sheets, and the results of operations of such properties are included in discontinued operations on the Company’s Condensed Consolidated Statements of Operations for all periods presented. Properties classified as held for sale at March 31, 2011 and December 31, 2010 include four buildings within our Senior Care 1 portfolio, which is a portfolio consisting of six total buildings located in various cities throughout Texas and California. Pursuant to a master lease agreement in effect at the time of our purchase of this portfolio, the lessee of the four buildings within the portfolio that are located in Texas was afforded the option to purchase these buildings at the June 30, 2011 anniversary of the first five years of the ten year lease term. On December 31, 2010, the lessee opened escrow with a deposit of 5% of the minimum repurchase price and provided us with timely notice, as required by the agreement, of its intent to exercise this option. As a result of these actions, in accordance with ASC 360-10-45-9, Property, Plant, and Equipment — Overall — Other Presentation Matters — Long Lived Assets Classified as Held for Sale, we determined that these four buildings met the criteria for held for sale designation as of December 31, 2010 and continue to meet such criteria as of March 31, 2011. We have therefore separately presented the assets and liabilities of these buildings on our interim condensed consolidated balance sheet.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The table below reflects the assets and liabilities of properties classified as held for sale as of March 31, 2011 and December 31, 2010:

Assets: Real Estate Investments, net

	March 31, 2011	December 31, 2010

Land	$2,302,000	$2,302,000
Building and improvements, net of accumulated depreciation of $2,161,000 as of March 31, 2011 and December 31, 2010	22,238,000	22,238,000

Total real estate investments of properties held for sale, net	$24,540,000	$24,540,000

Depreciation expense related to our properties classified as held for sale for the three months ended March 31, 2011 and 2010 was $0 and $196,000, respectively.

Assets: Identified Intangible Assets, net

	March 31, 2011	December 31, 2010

In place leases, net of accumulated amortization of $824,000 as of March 31, 2011 and December 31, 2010	$1,648,000	$1,648,000
Tenant relationships, net of accumulated amortization of $376,000 as of March 31, 2011 and December 31, 2010	2,120,000	2,120,000

Total identified intangible assets of properties held for sale, net	$3,768,000	$3,768,000

Amortization expense recorded on the identified intangible assets related to our properties classified as held for sale for the three months ended March 31, 2011 and 2010 was $0 and $109,000, respectively.

Liabilities: Identified Intangible Liabilities, net

	March 31, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $184,000 as of March 31, 2011 and December 31, 2010	369,000	369,000

Total identified intangible liabilities of properties held for sale, net	$369,000	$369,000

Amortization expense recorded on the identified intangible liabilities related to our properties classified as held for sale for the three months ended March 31, 2011 and 2010 was $0 and $17,000, respectively, which is recorded to rental income in our accompanying interim Condensed Consolidated Statements of Operations.

In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the operating results of the buildings classified as held for sale have been reported within discontinued operations for all periods presented in our interim Condensed Consolidated Statements of Operations. The table below reflects the results of operations of the properties classified as held for sale at March 31, 2011, which are included within discontinued

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

operations within the Company’s interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Revenues:
Rental income	$830,000	$805,000
Expenses:
Rental expenses	86,000	86,000
Depreciation and amortization	—	305,000

Total expenses	86,000	391,000

Income before other income (expense)	$744,000	$414,000
Other income (expense):
Interest expense:
Interest expense related to mortgage loan payables and credit facility	—	(266,000)
Gain (loss) on derivative financial instruments	—	141,000

Income from discontinued operations	$744,000	$289,000

Income from discontinued operations per common share — basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic	214,797,450	145,335,661

Diluted	214,996,502	145,335,661

Property Acquisitions during the three months ended March 31, 2011

During the three months ended March 31, 2011, we completed the acquisition of one new, two-building property portfolio as well as purchased additional buildings within two of our existing portfolios. The aggregate purchase price of these properties was $36,314,000. See Note 16, Business Combinations, for the allocation of the purchase price of the acquired properties to tangible assets and to identified intangible assets and liabilities based on their respective fair values. A portion of the aggregate purchase price for these acquisitions was initially financed or subsequently secured by $6,581,000 in mortgage loans payable. Total acquisition-related expenses of $1,062,000 include amounts for legal fees, closing costs, due diligence and other costs.

Acquisitions completed during the three months ended March 31, 2011 are set forth below:

					Mortgage
		Date	Ownership	Purchase	Loans
Property	Property Location	Acquired	Percentage	Price	Payable(1)

Phoenix Portfolio — Paseo(2)	Phoenix, AZ	2/11/11	100%	$3,762,000	$2,147,000
Columbia Portfolio — Northern Berkshire(2)	North Adams, MA	2/16/11	100	9,182,000	4,434,000
Holston Medical Portfolio	Bristol, TN	3/24/11	100	23,370,000	—

				$36,314,000	$6,581,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represent purchases of additional medical office buildings during the three months ended March 31, 2011 that are within portfolios we had previously acquired.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

4.	Real Estate Notes Receivable, Net

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

Real estate notes receivable, net consisted of the following as of March 31, 2011 and December 31, 2010:

Property Name
Location of Property	Property Type	Interest Rate		Maturity Date	March 31, 2011	December 31, 2010

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	7.76	(3)	12/01/14	41,150,000	41,150,000

Total real estate notes receivable					61,150,000	61,150,000
Add: Notes receivable closing costs, net(4)					481,000	540,000
Less: discount, net(4)					(3,954,000)	(4,599,000)

Real estate notes receivable, net					$57,677,000	$57,091,000

(1)	The effective interest rate associated with these notes as of March 31, 2011 is 7.93%.

(2)	The effective interest rate associated with these notes as of March 31, 2011 is 7.80%.

(3)	Represents an average contractual interest rate for the life of the note with an effective interest rate of 8.6%.

(4)	The closing costs and discount are amortized on a straight-line basis over the respective life, and impact the yield, of each note.

We monitor the credit quality of our real estate notes receivable portfolio on an ongoing basis by tracking possible credit quality indicators. As of March 31, 2011 and December 31, 2010, all of our real estate notes receivable were current and we have not provided for any allowance for losses on notes receivable. Additionally, as of March 31, 2011 and December 31, 2010, we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the three months ended March 31, 2011 and 2010.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets, net for our operating properties consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

In place leases, net of accumulated amortization of $47,883,000 and $42,361,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 152 months and 154 months as of March 31, 2011 and December 31, 2010, respectively).	$122,637,000	$122,682,000
Above market leases, net of accumulated amortization of $6,878,000 and $5,971,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 88 months and 89 months as of March 31, 2011 and December 31, 2010, respectively).	17,057,000	17,943,000
Tenant relationships, net of accumulated amortization of $28,250,000 and $23,561,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 165 months and 168 months as of March 31, 2011 and December 31, 2010, respectively).	132,043,000	133,901,000
Leasehold interests, net of accumulated amortization of $730,000 and $526,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 841 months and 855 months as of March 31, 2011 and December 31, 2010, respectively).	26,593,000	26,061,000

Total	$298,330,000	$300,587,000

For identified intangible assets, net associated with our properties classified as held for sale as of March 31, 2011 and December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations.

Amortization expense recorded on the identified intangible assets related to our operating properties for the three months ended March 31, 2011 and 2010 was $11,617,000 and $7,020,000, respectively, which included $908,000 and $601,000, respectively, of amortization recorded against rental income for above market leases and $204,000 and $77,000, respectively, of amortization recorded against rental expenses for above market leasehold interests.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

6.	Other Assets, Net

Other assets, net for our operating properties consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Deferred financing costs, net of accumulated amortization of $3,968,000 and $5,015,000 as of March 31, 2011 and December 31, 2010, respectively	$9,016,000	$8,620,000
Lease commissions, net of accumulated amortization of $1,351,000 and $1,132,000 as of March 31, 2011 and December 31, 2010, respectively	5,402,000	4,275,000
Lease inducements, net of accumulated amortization of $582,000 and $527,000 as of March 31, 2011 and December 31, 2010, respectively	1,220,000	1,284,000
Deferred rent receivable	21,186,000	17,422,000
Prepaid expenses, deposits, and other assets	8,168,000	8,951,000

Total	$44,992,000	$40,552,000

Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended March 31, 2011 and 2010 was $1,285,000 and $797,000, respectively, of which $1,012,000 and $481,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $53,000 and $169,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations.

7.	Mortgage Loans Payable, Net and Secured Real Estate Term Loan

Mortgage loans and secured term loan payable were $725,143,000 ($728,101,000, including premium) and $696,558,000 ($699,526,000, including premium) as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we had fixed and variable rate mortgage loans and a secured real estate term loan (discussed in further detail below) with effective interest rates ranging from 1.74% to 12.75% per annum and a weighted average effective interest rate of 4.78% per annum. As of March 31, 2011, we had $475,399,000 ($478,357,000, including premium) of fixed rate debt, or 65.6% of our mortgage loans payable and secured real estate term loan, at a weighted average interest rate of 6.02% per annum and $249,744,000 of variable rate debt, or 34.4% of our mortgage loans payable and secured real estate term loan, at a weighted average interest rate of 2.42% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.61% to 12.75% per annum and a weighted average effective interest rate of 4.95% per annum. As of December 31, 2010, we had $470,815,000 ($473,783,000, including premium) of fixed rate debt, or 67.6% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $225,743,000 of variable rate debt, or 32.4% of mortgage loans payable, at a weighted average interest rate of 2.72% per annum.

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which currently equates to 2.60%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.09%. The weighted average rate on these four loans prior to the refinancing was 4.18% (including the impact of interest rate swaps). The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

In anticipation of the term loan, we purchased an interest rate swap on November 3, 2010, with Wells Fargo Bank as counterparty, for a notional amount of $75,000,000. The interest rate swap was amended on January 25, 2011. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and matures no later than December 31, 2013. The swap will fix one-month LIBOR at 1.0725%, which, when added to the spread of 2.35%, will result in a total interest rate of approximately 3.42% for $75,000,000 of the term loan during the initial term. We have not designated these swaps as accounting hedges. As of December 31, 2010, we had $2,400,000 on deposit in a collateral account related to this interest rate swap. This amount was reimbursed to us in full upon the closing of the term loan on February 1, 2011.

We are required by the terms of the applicable loan documents related to our mortgage loans payable and secured term loan to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2011, we believe that we were in compliance with all such covenants and requirements on our mortgage loans payable and secured term loan. As of December 31, 2010, we were in compliance with all such covenants and requirements on $638,558,000 of our mortgage loans payable and were making appropriate adjustments to comply with such covenants on $58,000,000 of our mortgage loans payable by maintaining a deposit of $12,000,000 within a restricted collateral account. As discussed in Note 19, Subsequent Events, on May 3, 2011, we paid off this $58,000,000 principal balance and thus withdrew our deposit of $12,000,000 from the restricted collateral account.

Mortgage loans payable, net, and secured term loan consisted of the following as of March 31, 2011 and December 31, 2010:

	Interest	Maturity	March 31,
Property	Rate	Date	2011(a)	December 31, 2010(b)

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,093,000	$9,121,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/01/16	4,244,000	4,256,000
The Gallery Professional Building	5.76	03/01/17	5,995,000	6,000,000
Lenox Office Park, Building G	5.88	02/01/17	11,974,000	12,000,000
Commons V Medical Office Building	5.54	06/11/17	9,635,000	9,672,000
Yorktown Medical Center and Shakerag Medical Center	5.52	05/11/17	13,388,000	13,434,000
Thunderbird Medical Plaza	5.67	06/11/17	13,692,000	13,740,000
Gwinnett Professional Center	5.88	01/01/14	5,390,000	5,417,000
Northmeadow Medical Center	5.99	12/01/14	7,504,000	7,545,000
Medical Portfolio 2	5.91	07/01/13	13,970,000	14,024,000
Renaissance Medical Centre	5.38	09/01/15	18,376,000	18,464,000
Renaissance Medical Centre	12.75	09/01/15	1,238,000	1,240,000
Medical Portfolio 4	5.50	06/01/19	6,340,000	6,404,000
Medical Portfolio 4	6.18	06/01/19	1,626,000	1,625,000
Marietta Health Park	5.11	11/01/15	7,200,000	7,200,000
Hampden Place	5.98	01/01/12	8,470,000	8,551,000
Greenville — Patewood	6.18	01/01/16	35,499,000	35,609,000
Greenville — Greer	6.00	02/01/17	8,387,000	8,413,000
Greenville — Memorial	6.00	02/01/17	4,440,000	4,454,000
Greenville — MMC	6.25	06/01/20	22,675,000	22,743,000
Sun City-Note B	6.54	09/01/14	14,751,000	14,819,000
Sun City-Note C	6.50	09/01/14	4,375,000	4,412,000
Sun City Note D	6.98	09/01/14	13,782,000	13,839,000
King Street	5.88	03/05/17	6,369,000	6,429,000
Wisconsin MOB II — Mequon	6.25	07/10/17	9,923,000	9,952,000
Balfour Concord — Denton	7.95	08/10/12	4,558,000	4,592,000
Pearland-Broadway	5.57	09/01/12	2,350,000	2,361,000
7900 Fannin-Note A	7.30	01/01/21	21,726,000	21,783,000
7900 Fannin-Note B	7.68	01/01/16	817,000	819,000
Deaconess — Evansville	4.90	08/06/15	21,072,000	21,151,000
Overlook	6.00	11/05/16	5,386,000	5,408,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

	Interest		Maturity	March 31,
Property	Rate		Date	2011(a)		December 31, 2010(b)

Triad	5.60		09/01/22	11,922,000		11,961,000
Santa Fe — Building 1640	5.57		07/01/15	3,533,000		3,555,000
Rendina — Wellington	5.97		12/01/16	8,277,000		8,296,000
Rendina — Gateway	6.49		09/01/18	10,546,000		10,596,000
Columbia — Patroon Creek Note A	6.10		06/01/16	23,027,000		23,123,000
Columbia — Patroon Creek Note B	6.10		06/01/16	878,000		890,000
Columbia — 1092 Madison	6.25		02/01/18	1,995,000		2,006,000
Columbia — FL Orthopaedic	5.45		07/10/13	6,981,000		7,041,000
Columbia — Capital Region Health Park	6.51		07/10/12	22,120,000		22,309,000
Columbia — Putnam	5.33		05/01/15	19,246,000		19,329,000
Columbia — CDPHP	5.40		06/01/16	21,097,000		21,182,000
Phoenix — Estrella	6.26		08/01/17	20,631,000		20,695,000
Phoenix — MOB IV	6.01		06/11/17	4,338,000		4,355,000
Phoenix — Paseo	6.32		10/11/16	2,141,000		—
Columbia — N. Berkshire	6.01		12/11/12	4,422,000		—

Total fixed rate debt				475,399,000		470,815,000
Variable Rate Debt:
Chesterfield Rehabilitation Center	1.89	(c)	12/30/11	21,780,000		22,000,000
Park Place Office Park	1.79	(c)	12/31/10	—	(f)	10,943,000
Highlands Ranch Medical Plaza	1.79	(c)	12/31/10	—	(e)	8,853,000
Medical Portfolio 1	1.92	(c)	02/28/11	—	(e)	19,580,000
Medical Portfolio 3	2.49	(c)	06/26/11	58,000,000	(d)	58,000,000
SouthCrest Medical Plaza	2.44	(c)	06/30/11	—	(e)	12,870,000
Wachovia Pool Loans	4.65	(c)	06/30/11	—	(e)	48,666,000
Cypress Station Medical Office Building	1.99	(c)	09/01/11	7,010,000		7,043,000
Decatur Medical Plaza	2.24	(c)	09/26/11	7,900,000		7,900,000
Mountain Empire Portfolio	2.34	(c)	09/28/11	18,290,000		18,408,000
Wells Fargo Secured Real Estate Term Loan	2.59	(c)	12/31/13	125,500,000		—
Sun City-Sun 1	1.74	(c)	12/31/14	1,833,000		2,000,000
Sun City-Sun 2	1.74	(c)	12/31/14	9,431,000		9,480,000

Total variable rate debt				249,744,000		225,743,000

Total fixed and variable debt				725,143,000		696,558,000

Add: Net premium				2,958,000		2,968,000

Mortgage loans payable, net				$728,101,000		$699,526,000

(a)	As of March 31, 2011, we had variable rate mortgage loans on 6 of our properties, as well as a secured real estate term loan secured by certain of our properties, with effective interest rates ranging from 1.74% to 2.59% per annum and a weighted average effective interest rate of 2.42% per annum. However, as of March 31, 2011, we had fixed rate interest rate swaps on our Decatur and Mountain Empire variable rate mortgage loans payable as well as on $75,000,000 of our secured real estate term loan, thereby effectively fixing our interest rates on those debt instruments at 5.16%, 5.87%, and 3.42%, respectively.

(b)	As of December 31, 2010, we had variable rate mortgage loans on 15 of our properties with effective interest rates ranging from 1.76% to 4.65% per annum and a weighted average effective interest rate of 2.72% per annum. However, as of December 31, 2010, we had fixed rate interest rate swaps and caps on our Medical Portfolio 1, Decatur, Mountain Empire, and Sun City-Sun 2 variable rate mortgage loans payable, thereby effectively fixing our interest rates on those mortgage loans payable at 5.23%, 5.16%, 5.87%, and 2.00%, respectively.

(c)	Represents the interest rate in effect as of March 31, 2011.

(d)	Represents a loan balance that was paid off on May 3, 2011, as discussed further in Note 19, Subsequent Events.

(e)	Represent bank loans, the aggregate principal balance of which as of December 31, 2010 was $89,969,000, which were refinanced using the proceeds of our $125,500,000 senior secured real estate term loan, as discussed above within this Note 7. We closed on this term loan with Wells Fargo Bank on February 1, 2011.

(f)	Represents a loan balance that we have paid off during the three months ended March 31, 2011.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of March 31, 2011, the principal payments due on our mortgage loans payable and secured term loan for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2011	$119,211,000
2012	48,748,000
2013	153,391,000
2014	50,121,000
2015	80,567,000
Thereafter	273,105,000

Total	$725,143,000

The table above does not reflect all available extension options. Of the amounts maturing in 2011, $58,000,000 was paid in full on May 3, 2011, as further discussed in Note 19, Subsequent Events, $33,200,000 have two one-year extensions available and $21,780,000 has a one-year extension available. At present, there are no extension options associated with our debt that matures in 2012.

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

As of March 31, 2011 and December 31, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in gain on derivative financial instruments in our accompanying condensed consolidated statements of operations.

The following table lists the derivative financial instruments held by us as of March 31, 2011:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$7,900,000	LIBOR	5.16	(131,000)	Swap	09/26/11
16,830,000	LIBOR	5.87	(1,080,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	460,000	Swap	12/31/13
9,443,000	LIBOR	2.00	408,000	Cap	12/31/14

The following table lists the derivative financial instruments held by us as of December 31, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$19,507,000	LIBOR	5.23	(109,000)	Swap	01/31/11
7,900,000	LIBOR	5.16	(185,000)	Swap	09/26/11
16,912,000	LIBOR	5.87	(1,233,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	297,000	Swap	12/31/13
9,480,000	LIBOR	2.00	383,000	Cap	12/31/14

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of March 31, 2011 and December 31, 2010, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives not designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$460,000	Other Assets	$297,000	Derivative Financial Instruments	$1,211,000	Derivative Financial Instruments	$1,527,000
Interest Rate Cap	Other Assets	$408,000	Other Assets	$383,000

For the three months ended March 31, 2011 and 2010, our derivative financial instruments associated with our operating properties had the following effect on our condensed consolidated statements of operations:

		Amount of Gain (Loss)
		Recognized
Derivatives not designated as	Location of Gain (Loss)	Three Months Ended
hedging instruments:	Recognized	March 31, 2011	March 31, 2010

Interest rate swaps	Gain (loss) on derivative instruments	$479,000	$1,756,000
Interest rate cap	Gain (loss) on derivative instruments	$25,000	$(195,000)

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2011 and December 31, 2010, there have been no termination events or events of default related to the interest rate swaps.

9.	Revolving Credit Facility

On November 22, 2010, we entered into a credit agreement, or the credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan, Wells Fargo Bank and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association and Fifth Third Bank, as documentation agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $275,000,000, or the unsecured credit facility, subject to increase as described below. In anticipation of this new credit facility, we voluntarily closed on August 19, 2010 the $80,000,000 secured revolving facility we originally entered into in 2007. No borrowings were made on this previous credit facility during the years ended December 31, 2010 or 2009.

The actual amount of credit available under the credit agreement is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit agreement. Subject to the terms of the credit agreement, the maximum principal amount of the credit agreement may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders under the credit agreement. Borrowings under this revolving credit facility accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin ranging from 2.50% to 3.50% based on our operating partnership’s total leverage ratio, which we refer to as Eurodollar loans. Our operating partnership is required to pay a fee on the unused portion of the lenders’ commitments under the credit agreement at a rate dependent on the proportion of the average daily used amount to the lenders’ commitments. The margin associated with borrowings during the three months ended March 31, 2011 was 2.50% and the average daily commitment fee for the three months ended March 31, 2011 was 0.5% per annum. As of March 31, 2011 and December 31, 2010, we had $0 and $7,000,000, respectively, outstanding on our unsecured revolving credit facility. The $7,000,000 drawn as of December 31, 2010 for the purpose of funding the acquisition of operating properties was repaid in full on January 31, 2011.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us and we may not make cash distributions to our stockholders in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012 and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. Shares of our common stock issued under the DRIP are not subject to the limitation on distribution payments. Additionally, the credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value; a minimum ratio of unencumbered net operating income to unsecured indebtedness; and a minimum ratio of unencumbered asset value to total commitments. As of March 31, 2011 and December 31, 2010, we were in compliance with these covenants. In addition, the credit agreement includes events of default that we believe are usual for facilities and transactions of this type, including restricting us from making distributions to our stockholders in the event we are in default under the credit agreement, except to the extent necessary for us to maintain our REIT status.

As further discussed in Note 19, Subsequent Events, on May 13, 2011, we increased the aggregate maximum principal amount available under this credit facility from $275,000,000 to $575,000,000 as well as extended the maturity date of the credit facility from November 2013 to May 2014.

10.	Identified Intangible Liabilities, Net

Identified intangible liabilities, net for our operating properties consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $5,140,000 and $4,550,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 215 months and 213 months as of March 31, 2011 and December 31, 2010, respectively).	$8,982,000	$9,271,000
Below market leasehold interests, net of accumulated amortization of $66,000 and $40,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 736 months and 738 months as of March 31, 2011 and December 31, 2010, respectively).	$3,760,000	$3,788,000

Total	$12,742,000	$13,059,000

For identified intangible liabilities, net associated with our properties classified as held for sale as of March 31, 2011 and December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations.

Amortization expense recorded on the identified intangible liabilities attributable to our operating properties for the three months ended March 31, 2011 and 2010 was $433,000 and $426,000, respectively, which is recorded to rental income in our accompanying interim condensed consolidated statements of operations.

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

Other Organizational and Offering Expenses

As a self-managed company, we are responsible for all of our current and future organizational and offering expenses, including those incurred in connection with our follow-on offering, which terminated on February 28, 2011, except for shares issued pursuant to the DRIP. These other organizational and offering expenses include all expenses (other than selling commissions and dealer manager fees, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) paid by us in connection with our follow-on offering.

Tax Status

We have requested a closing agreement with the Internal Revenue Service, or IRS, granting us relief for any preferential dividends we may have paid. Preferential dividends cannot be used to satisfy the REIT distribution requirements. In 2007, 2008 and through July 2009, shares of common stock issued pursuant to our DRIP were treated as issued as of the first day following the close of the month for which the distributions were declared, and not on the date that the cash distributions were paid to stockholders not participating in our DRIP. Because we declare distributions on a daily basis, including with respect to shares of common stock issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential. In addition, during the six months beginning September 2009 through February 2010, we paid certain IRA custodial fees with respect to IRA accounts that invested in our shares. The payment of such amounts could also be treated as dividend distributions to the IRAs, and therefore could result in our being treated as having made additional preferential dividends to our stockholders.

We cannot assure you that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts our proposal, we may be required to pay a penalty if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we would likely rely on the deficiency dividend provisions of the Internal Revenue Code of 1986, as amended, or the Code, to address our continued qualification as a REIT and to satisfy our distribution requirements. We estimate the range of loss that is reasonably possible is from $60,000 to $150,000 if we obtain the closing agreement. If we cannot obtain a closing agreement, we would likely pursue the deficiency dividend procedure which would require us to pay a penalty of approximately $500,000.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.	Related Party Transactions

Upon the effectiveness of our initial offering on September 20, 2006, we entered into the Advisory Agreement with Grubb & Ellis Healthcare REIT Advisor, LLC, or our former advisor, and Grubb & Ellis Realty Investors, LLC, or GERI, and a dealer manager agreement with Grubb & Ellis Securities, Inc., our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses.

In 2008, we announced our plans to transition to a self-managed company. As part of our transition to self management, on November 14, 2008, we amended and restated the Advisory Agreement effective as of October 24, 2008 to reduce acquisition and asset management fees, to eliminate the need to pay disposition or internalization fees, to set the framework for our transition to self-management and to create an enterprise value for our company. On November 14, 2008, as part of our transition to self-management, we also amended the partnership agreement for our operating partnership. Pursuant to the terms of the partnership agreement as amended, our former advisor had the ability to elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the advisory agreement upon certain liquidity events if specified stockholder return thresholds were met. This right was subject to a number of conditions and had been the subject of dispute between the parties, as well as monetary and other claims.

On May 21, 2009, we provided notice to Grubb & Ellis Securities that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities ceased to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, Realty Capital Securities, LLC, an unaffiliated third party, assumed the role of dealer manager for the remainder of the offering period. The Advisory Agreement expired in accordance with its terms on September 20, 2009.

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

13.	Redeemable Noncontrolling Interest of Limited Partners

As of March 31, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of March 31, 2011, and December 31, 2010, approximately 0.07% and 0.08% of our operating partnership was owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate, as of March 31, 2011, approximately 0.07% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest of limited partners.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

On June 30, 2010, we completed the acquisition of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building located in Houston, Texas on the Texas Medical Center campus. At closing, we acquired the general partner interest and 84% of the limited partner interests in the Fannin partnership. The original physician investors were provided the right to remain in the Fannin partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original physician investors elected to remain in the Fannin partnership post-closing as limited partners. Those investors electing to remain in the Fannin partnership or to receive limited partner units in our operating partnership were provided opportunities for future redemption of their interests/units, exercisable at the option of the holder during periods specified within the agreement.

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

Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with Accounting Series Release 268: Presentation in the Financial Statements of “Redeemable Preferred Stock”, as applied in ASU No. 2009-4, Accounting for Redeemable Equity Instruments. As of March 31, 2011 and 2010, redeemable noncontrolling interest of limited partners was $3,889,000 and $196,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2009	$3,549,000
Net income attributable to noncontrolling interest of limited partners	64,000
Distributions	(87,000)
Valuation adjustment to noncontrolling interests	570,000
Purchase of Chesterfield 20% interest	(3,900,000)

Balance as of March 31, 2010	$196,000

Balance as of December 31, 2010	$3,867,000
Net income attributable to noncontrolling interest of limited partners	40,000
Distributions	(18,000)

Balance as of March 31, 2011	$3,889,000

The $40,000 in net income attributable to noncontrolling interest shown on our March 31, 2011 interim condensed consolidated Statement of Operations reflects net income attributable to the Fannin partnership during the three months ended March 31, 2011.

The $64,000 in net income attributable to noncontrolling interest shown on our March 31, 2010 interim condensed consolidated Statement of Operations reflected net income earned by the noncontrolling interest in the JV Company prior to our purchase of this interest on March 24, 2010. As such, there was no additional net income attributable to the JV Company beyond this amount during the remainder of 2010. The net impact to our equity in 2010 as a result of this purchase was $275,000.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

14.	Stockholders’ Equity

Common Stock

Through March 31, 2011, we granted an aggregate of 833,500 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Financial Officer, Executive Vice President — Acquisitions, and other employees pursuant to the terms and conditions of our 2006 Incentive Plan and Amended 2006 Incentive Plan, employment agreements, and the employee retention program described in our 2010 Annual Report on Form 10-K, filed on March 25, 2011. Through March 31, 2011, we issued 219,425,524 shares of our common stock in connection with our initial offering and follow-on offering and 13,529,822 shares of our common stock under the DRIP, and we repurchased 8,109,867 shares of our common stock under our share repurchase plan. As of March 31, 2011 and December 31, 2010, we had 225,679,179 and 202,643,705 shares of our common stock outstanding, respectively.

Pursuant to our follow-on offering, we offered to the public up to 200,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 21,052,632 shares of our $0.01 par value common stock pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock. On February 28, 2011, we stopped offering shares in our primary offering. However, for noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 were accepted.

On December 20, 2010, our stockholders approved an amendment to our charter to provide for the reclassification and conversion of our common stock in the event our shares are listed on a national securities exchange to implement a phased in liquidity program. We proposed these amendments and submitted them for approval by our stockholders to prepare our company in the event we pursue a listing. Under the phased in liquidity program, our common stock would reclassify and convert into shares of Class A common stock and Class B common stock immediately prior to a listing. In the event of a listing, the shares of Class A common stock would be immediately listed on a national securities exchange. The shares of Class B common stock would not be listed. Rather, those shares would convert into shares of Class A common stock and become listed in defined phases, over a defined period of time within 18 months of a listing. The phased in liquidity program is intended to provide for our stock to be transitioned into the public market in a way that minimizes the stock-pricing instability that could result from concentrated sales of our stock.

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of March 31, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering and we registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our follow-on offering. For the three months ended March 31, 2011 and 2010, $17,651,000 and $12,522,000, respectively, in distributions were reinvested and 1,857,957 and 1,318,102 shares of our common stock, respectively, were issued under the DRIP. As of March 31, 2011 and December 31, 2010, a total of $128,533,000 and $110,882,000, respectively, in distributions were reinvested and 13,529,822 and 11,671,865 shares of our common stock, respectively, were issued under the DRIP. With the termination of our follow-on offering on February 28, 2011, except for the DRIP, we will periodically review potential alternatives for our DRIP, including the suspension or termination of the plan.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Share Repurchase Plan

Our board of directors has approved a share repurchase plan that allows for share repurchases by us when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. On November 24, 2010, we, with the approval of our board of directors and at its sole discretion, elected to amend and restate our share repurchase plan. Starting in the first calendar quarter of 2011, we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP during the relevant quarter. In addition, with the termination of our follow-on offering on February 28, 2011, except for the DRIP, we will periodically review potential alternatives for our share repurchase plan, including the suspension or termination of the plan.

For the three months ended March 31, 2011 and 2010, we repurchased 821,848 shares of our common stock for an aggregate amount of $7,916,000 and 899,399 shares of our common stock for an aggregate amount of $8,533,000, respectively. As of March 31, 2011 and December 31, 2010, we had repurchased a total of 8,109,867 shares of our common stock for an aggregate amount of $77,115,000 and 7,288,019 shares of our common stock for an aggregate amount of $69,199,000, respectively.

Amended and Restated 2006 Incentive Plan and 2006 Independent Directors Compensation Plan

On February 24, 2011, as a result of our Compensation Committee’s and Board of Directors’ comprehensive review of our compensation structure, our Board of Directors amended and restated our 2006 Incentive Plan, or the Amended and Restated 2006 Plan. Consistent with the original plan, the Amended and Restated 2006 Plan permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board or the Compensation Committee. Our philosophy regarding compensation is to structure employee compensation to promote and reward performance-based behavior, which results in risk-managed, added value to our Company and stockholders. The plan is designed to provide maximum flexibility to our Company consistent with our current size, the stage of our life cycle, and our overall strategic plan. As and when our Board and Compensation Committee determine various performance-based awards, the details of such awards, such as vesting terms and post-termination exercise periods, will be addressed in the individual award agreements.

The Amended and Restated 2006 Incentive Plan authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards, including units in operating partnership, and cash-based awards. Subject to adjustment as provided in the Amended and Restated 2006 Incentive Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Amended and Restated 2006 Incentive Plan is 10,000,000 (which includes 2,000,000 shares originally reserved for issuance under the plan and 8,000,000 new shares added pursuant to the amendment and restatement).

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the termination of a participant’s service due to death or disability (as defined in the Amended and Restated 2006 Incentive Plan), (1) all of that participant’s outstanding options and stock appreciation rights will become fully vested and exercisable; (2) all time-based vesting restrictions on that participant’s outstanding awards will lapse; and (3) the payout level under all of that participant’s outstanding performance-based awards will be determined and deemed to have been earned based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the date of termination.

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the occurrence of a change in control of the company (as defined in the Amended and Restated 2006 Incentive Plan) in which awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by the compensation committee or our board of directors: (1) all outstanding options and stock appreciation rights will become fully vested and exercisable; (2) all

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

time-based vesting restrictions on outstanding awards will lapse as of the date of termination; and (3) the payout level under outstanding performance-based awards will be determined and deemed to have been earned as of the effective date of the change in control based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the change in control. With respect to awards assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, a participant’s employment is terminated without cause or the participant resigns for good reason (as such terms are defined in the Amended and Restated 2006 Incentive Plan), then: (1) all of that participant’s outstanding options and stock appreciation rights will become fully vested and exercisable; (2) all time-based vesting restrictions on that participant’s outstanding awards will lapse as of the date of termination; and (3) the payout level under all of that participant’s performance-based awards that were outstanding immediately prior to effective time of the change in control will be determined and deemed to have been earned as of the date of termination based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the date of termination.

The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial and follow-on offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting.

For the three months ended March 31, 2011 and 2010, we recognized compensation expense of $897,000 and $156,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying interim condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.

A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three months ended March 31, 2011 and March 31, 2010, 25,000 shares and 0 shares, respectively, were settled in cash.

As of March 31, 2011 and December 31, 2010, there was approximately $6,106,000 and $4,143,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of March 31, 2011, this expense is expected to be recognized over a remaining weighted average period of 2.4 years.

As of March 31, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $6,962,000 and $4,352,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of March 31, 2011 and December 31, 2010, and the changes for the three months ended March 31, 2011, is presented below:

	Restricted	Weighted
	Common	Average Grant
	Stock/Units	Date Fair Value

Balance — December 31, 2010	435,168	$10.00
Granted, net	286,000	$10.00
Vested	(25,000)	$10.00
Forfeited	—	—

Balance — March 31, 2011	696,168	$10.00

Nonvested Shares Expected to vest — March 31, 2011	696,168	$10.00

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

15.	Fair Value of Financial Instruments

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

ASC 825, Financial Instruments, or ASC 825, requires disclosure of fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Derivative Financial Instruments

Currently, we use interest rate swaps and interest rate caps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and observable inputs. As such, we classify these inputs as Level 2 inputs. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of March 31, 2011, there have been no transfers of assets or liabilities between levels.

Assets and Liabilities at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments	—	868,000	—	868,000

Total assets at fair value	$43,000	$868,000	$—	$911,000

Liabilities
Derivative financial instruments	$—	$(1,211,000)	$—	$(1,211,000)

Total liabilities at fair value	$—	$(1,211,000)	$—	$(1,211,000)

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of March 31, 2011, the fair value of the mortgage loans payable was $752,376,000 compared to the carrying value of $728,101,000. As of December 31, 2010, the fair value of the mortgage loans payable was $727,370,000 compared to the carrying value of $699,526,000.

The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was approximately $67,079,000 and approximately $67,540,000 at March 31, 2011 and December 31, 2010, respectively, as compared to the carrying values of approximately $57,677,000 and approximately $57,091,000 at March 31, 2011 and December 31, 2010, respectively.

16.	Business Combinations

For the three months ended March 31, 2011, we completed the acquisition of one new property portfolio as well as expanded two of our existing property portfolios through the purchase of an additional medical office building within each, adding a total of approximately 188,000 square feet of GLA to our property portfolio. The aggregate purchase price for these acquisitions was $36,314,000 plus closing costs of $336,000. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our interim condensed consolidated statements of operations for the three months ended March 31, 2011 for the periods subsequent to the acquisition dates.

As of March 31, 2011, the aggregate purchase price was allocated in the amount of $945,000 to land, $24,539,000 to building and improvements, $1,794,000 to tenant improvements, $852,000 to lease commissions, $4,867,000 to leases in place, $2,887,000 to tenant relationships, $603,000 to above market leasehold interest in land, $(76,000) to above market debt, $20,000 to above market leases, and $(117,000) to below market leases.

For the three months ended March 31, 2010, we completed the acquisition of eight property portfolios as well as purchased the remaining 20% interest in the JV Company that owns the Chesterfield Rehabilitation Center, adding a total of approximately 672,000 square feet of GLA to our overall portfolio. The aggregate purchase price associated with these acquisitions was $145,890,000 plus closing costs of $1,603,000. The aggregate purchase price was allocated in the amount of $8,241,000 to land, $100,173,000 to building and improvements, $6,813,000 to tenant improvements, $3,797,000 to lease commissions, $7,596,000 to leases in place, $10,232,000 to tenant relationships, $(190,000) to leasehold interest in land, $245,000 to above market debt, and $3,532,000 to above market leases. These amounts pertained to all acquisitions during the quarter except for the Chesterfield Rehabilitation Center noncontrolling interest purchase, which was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase price did not include $1,551,000 in certain credits representative of contingent

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

In accordance with ASC 805, Business Combinations, or ASC 805, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships, above or below market debt assumed, and any contingent consideration transferred in the combination.

As of March 31, 2011, we owned one property, purchased during the third quarter of 2010, which is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earn out payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, which expires June 30, 2012, certain space has not been leased and occupied, we will have no further obligation. Assuming all conditions are satisfied under the earn out agreement, we, at the time of acquisition, calculated that we would be obligated to pay an estimated $1,752,000 to the seller. Upon review of this item of contingent consideration as of March 31, 2011, we determined that no material change to this valuation was warranted. As of March 31, 2011 no payments under the earnout agreement have been made.

Brief descriptions of the property acquisitions completed for the three months ended March 31, 2011 are as follows:

•	An approximately 20,000 square foot medical office building located in Phoenix, Arizona, which was purchased on February 11, 2011 for $3,762,000. This acquisition represented the final building of three in our existing Phoenix portfolio; the other two buildings comprising this portfolio were purchased during the fourth quarter of 2010.

•	An approximately 47,000 square foot building located in North Adams, Massachusetts, which was purchased on February 16, 2011 for $9,182,000. This building was the final building within a portfolio of nine medical office buildings located in Albany and Carmel, New York, North Adams, Massachusetts, and Temple Terrace, Florida; the other eight buildings comprising the portfolio were purchased during the fourth quarter of 2010.

•	A two-building portfolio located in Bristol Tennessee, which was purchased on March 24, 2011 for an aggregate price of $23,370,000. The first building, an approximately 40,000 square foot medical office building, was purchased for $5,925,000, and the second, an approximately 81,000 square foot medical office building, was purchased for $17,445,000. Both buildings within this portfolio are located near the campus of Wellmont Health System’s Bristol Regional Medical Center.

We recorded revenues and net losses for the three months ended March 31, 2011 of approximately $233,000 and $(325,000), respectively, related to the above acquisitions. Net losses include $245,000 in closing cost expenses related to the acquisitions.

Supplementary Pro-Forma Information

Assuming the property acquisitions discussed above had occurred on January 1, 2011, for the three months ended March 31, 2011, pro forma revenues, net income and net income per basic and diluted share would have been $69,074,000, $2,556,000 and $0.01, respectively.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended March 31, 2010, pro forma revenues, net loss and net loss per basic and diluted share would have been $43,203,000, $(196,000) and $(0.00), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

17.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of March 31, 2011, we had interests in 16 consolidated properties located in Texas, which accounted for 14.7% of our annualized rental income, interests in five consolidated properties located in South Carolina, which accounted for 10.1% of our annualized rental income, interests in seven consolidated properties located in Arizona, which accounted for 9.63% of our annualized rental income, interests in 10 consolidated properties in Florida, which accounted for 8.7% of our annualized rental income, and interests in seven consolidated properties located in Indiana, which accounted for 8.6% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of March 31, 2010, we had interests in 12 consolidated properties located in Texas which accounted for 15.2% of our annualized rental income, and interests in six consolidated properties located in Indiana, which accounted for 11.6% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of March 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three months ended March 31, 2011 and 2010, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

18.	Per Share Data

We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the three month period ended March 31, 2011, all of our earnings were distributed and the calculated earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.

Basic earnings (loss) per share attributable for each of the three months ended March 31, 2011 and 2010 are computed by dividing net income (loss), reduced by the amount of dividends declared in the current period, by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three months ended March 31, 2011, our potentially dilutive securities did not

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

have a material impact to our earnings per share. For the three months ended March 31, 2010, we did not have any securities that gave rise to potentially dilutive shares of our common stock.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Numerator:
Income (loss) from continuing operations	$1,446,000	$(771,000)
(Income) loss attributable to noncontrolling interest of limited partners	(40,000)	(64,000)

Income from continuing operations attributable to controlling interest	1,406,000	(835,000)
Income from discontinued operations	744,000	289,000

Net income (loss) attributable to controlling interest	2,150,000	(546,000)

Denominator:
Weighted average number of shares outstanding — basic	214,797,450	145,335,661
Dilutive restricted stock(1)	199,052	—

Weighted average number of shares outstanding — diluted	214,996,502	145,335,661

Basic earnings per common share:
Continuing operations	$0.01	$0.00

Discontinued operations	$0.00	$0.00

Net income (loss) per share attributable to controlling interest	$0.01	$0.00

Diluted earnings per common share:
Continuing operations	$0.01	$0.00

Discontinued operations	$0.00	$0.00

Net income (loss) per share attributable to controlling interest	$0.01	$0.00

(1)	For the three months ended March 31, 2010, restricted stock does not factor into the calculation for weighted average number of shares outstanding — diluted because, given our net loss position during that quarter, such restricted stock would have been antidilutive in nature.

19.	Subsequent Events

The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.

Financing

On May 13, 2011, we increased our unsecured revolving credit facility from an aggregate maximum principal of $275,000,000 to $575,000,000 as well as extended its maturity date from November 2013 to May 2014.

On May 3, 2011, we paid off the $58,000,000 principal balance associated with our Medical Portfolio 3 variable rate mortgage loan payable. In conjunction with this paydown, we withdrew the $12,000,000 that had previously been placed into a restricted collateral account in order to comply with certain financial covenants on this mortgage loan.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Share Repurchases

In April 2011, we repurchased 1,017,161 shares of our common stock, for an aggregate amount of $9,821,000, under our share repurchase plan. We were unable to repurchase a total of 3,729,557 shares requested to be repurchased due to the limitations of our share repurchase plan. We initially funded less than $10,000,000 of share repurchase requests for the first quarter of 2011 because certain stockholders making requests did not provide all necessary documentation prior to the repurchase date. We intend to use the remaining $179,000 available for first quarter repurchases to repurchase additional shares from stockholders who submitted requests for the first quarter and provided all necessary documentation prior to the repurchase date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K as filed with the SEC on March 25, 2011. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2011 and December 31, 2010, together with our results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “continue”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	changes in economic conditions generally and the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the success of strategic alternatives, including potential liquidity alternatives;

•	the availability of cash flow from operating activities for distributions;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our proposed market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP;

•	factors that could affect our ability to qualify as a REIT; and

•	the risk factors in our 2010 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business are discussed in our Annual Report on

Form 10-K for the year ended December 31, 2010, as well as our Quarterly Reports on Form 10-Q under the heading “Risk Factors.”

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time. As a result of these and other factors, our stock prices may fluctuate dramatically.

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

Company Highlights

•	During the three months ended March 31, 2011, we completed one new portfolio acquisition and expanded two of our existing portfolios through the purchase of additional medical office buildings within each for an aggregate purchase price of $36,314,000. These purchases consist of four buildings comprised of approximately 188,000 square feet of GLA, bringing our total portfolio value, based on purchase price, to $2,302,673,000 and our total portfolio GLA to 11,107,000 square feet as of March 31, 2011. The weighted average occupancy rate associated with the purchases completed during the three months ended March 31, 2011 was 91% as of March 31, 2011.

•	Our acquisition and portfolio performance this quarter has resulted in net operating income, or NOI, growth of approximately 51% as compared to the three months ended March 31, 2010. In addition, we had quarter over quarter NOI growth of 19% compared to the fourth quarter of 2010. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income (loss), see “Net Operating Income.”

•	The occupancy rate on our portfolio of properties remained consistent at 91% as of March 31, 2011.

•	For the three months ended March 31, 2011, our funds from operations, or FFO, has increased by 73% to $28,836,000 from $16,714,000 for the three months ended March 31, 2010. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	For the three months ended March 31, 2011, our modified funds from operations, or MFFO, was $29,898,000. MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations” below.

•	On May 13, 2011, we successfully increased our unsecured revolving credit facility from an aggregate maximum principal of $275,000,000 to $575,000,000 as well as extended its maturity date from November 2013 to May 2014. We believe our strong cash position and leverage ratio of approximately 30% (both of which are further discussed below) in combination with our unsecured credit facility provides us the capacity to continue with our business plan of disciplined growth and stockholder value enhancement.

•	We had cash on hand of $207,405,000 at March 31, 2011 and the leverage ratio of our mortgage and secured term loans payable debt to total assets was approximately 30%.

•	We closed a senior secured real estate term loan in the amount of $125,500,000 on February 1, 2011. We used the proceeds from this term loan to refinance a total of $89,969,000 of our 2010 and 2011 debt maturities and to provide new financing on three of our existing properties. The interest rate associated with this loan, excluding the impact of interest rate swap instruments, is one-month LIBOR plus 2.35%, which currently equates to 2.60%. Including the impact of the interest rate swap discussed in Note 8, Derivative Financial Instruments, to our interim condensed consolidated financial statements, the weighted average rate associated with this term loan is approximately 3.09%. This reduced our cost of capital on these loans by more than 25% compared to the weighted average rate of 4.18% (including the impact of interest rate swaps) we were previously paying on the refinanced debt.

•	We received and accepted subscriptions of common stock of $215,649,000 in the first quarter of 2011 pursuant to our follow-on offering and closed this offering on February 28, 2011, except for the DRIP.

Company Description

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

We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare-related facilities. We also invest to a limited extent in other real estate-related assets. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate-related assets. We focus primarily on investments that produce recurring income. Subject to the discussion in Note 11, Commitments and Contingencies, to our accompanying interim condensed consolidated financial statements regarding the closing agreement that we requested from the IRS, we believe that we have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.

We are one of the largest public healthcare REITs focused primarily on high-quality medical office buildings in the United States, and we own an approximately $2.3 billion healthcare real estate portfolio (based on purchase price) consisting predominantly of institutional quality medical office buildings. Approximately 94% of our medical office portfolio is comprised of buildings that are: (1) located on or in close proximity to key hospital-based campuses or (2) aligned with recognized healthcare systems. The remaining buildings in our medical office portfolio are either free-standing or part of medical office complexes.

Our portfolio is geographically diverse, with properties in 25 states. It is concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for healthcare, such as Texas, Arizona, South Carolina, Indiana, and Florida. We believe our portfolio provides stable and growing in-place revenue, with average occupancy as of March 31, 2011 of approximately 91%, and also provides built-in value-add opportunities, including increased occupancy and future development opportunities. Additionally, we believe our portfolio provides us with a broad and innovative platform to establish and further grow key relationships with healthcare providers, developers, real estate professionals, and others. Growth opportunities are complemented and enhanced by our proven and disciplined acquisition capability, high-quality and stable existing tenant base, conservative and low-leveraged balance sheet, experienced senior management team, and strong degree of financial flexibility.

During the three months ended March 31, 2011, we completed one new, two-building portfolio acquisition and expanded two of our existing portfolios through the purchase of an additional building in each. The aggregate purchase price of these acquisitions was $36,314,000, and the capitalization rates associated with these acquisitions ranged from 7.59% to 8.69%, with a weighted average capitalization rate of 8.04%. Capitalization rates are calculated by dividing the property’s estimated annualized first year net operating income, existing at the date of acquisition, by the contract purchase price of the property, excluding closing costs and acquisition expenses. Estimated first year net operating income on our real estate investments represents total estimated gross income

(rental income, tenant reimbursements, and other property-related income) derived from the terms of in-place leases at the time we acquire the property, less property and related expenses (including property operating and maintenance expenses, real estate taxes, property insurance, and management fees) based on the operating history of the property. Estimated first year net operating income on new acquisitions excludes other non-property income and expenses, interest expense from financings, depreciation and amortization, and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of March 31, 2011, we had made 78 portfolio acquisitions comprising approximately 11,107,000 square feet of GLA, which includes 242 buildings and two real estate-related assets. Additionally, in 2010, we purchased the remaining 20% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, or the JV Company that owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was $2,302,673,000.

On September 20, 2006, we commenced a best efforts initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to our DRIP at $9.50 per share, aggregating up to $2,200,000,000. As of March 19, 2010, the date upon which our initial offering terminated, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,000, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in our primary offering on February 28, 2011, but continue to offer shares issued under the DRIP; however, we may terminate the DRIP at any time. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 were accepted. As of March 31, 2011, we had received and accepted subscriptions in our follow-on offering for 72,219,583 shares of our common stock, or $721,183,000, excluding shares of our common stock issued under the DRIP.

Our principal executive offices are located at 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254. Our telephone number is (480) 998-3478. For investor services, contact DST Systems, Inc. by telephone at (888) 801-0107.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued accounting pronouncements.

Acquisitions Completed During the Three Months Ended March 31, 2011

See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.

Status and Performance of Our Offerings

On February 28, 2011, we terminated our follow-on offering (except for the DRIP). However, for noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 were accepted. From January 1, 2011 through March 31, 2011, we had received and accepted subscriptions in our follow-on offering for 21,615,344 shares of our common stock, for an aggregate amount of $215,649,000, excluding shares of our common stock issued under the DRIP. In aggregate, as of March 31, 2011, we accepted subscriptions in our initial and follow-on offerings for 219,781,937 shares of our common stock, for a total of $2,195,245,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to the DRIP; however, we may terminate the DRIP at any time.

Financing

Unsecured Credit Facility

On May 13, 2011, we successfully increased the maximum aggregate principal amount available under our unsecured revolving credit facility from $275,000,000 to $575,000,000. Additionally, we extended the maturity date of the credit facility from November 2013 to May 2014. As further discussed in Note 9, Revolving Credit Facility, to our accompanying interim condensed consolidated financial statements, we originally obtained this credit facility in November 2010.

Secured Real Estate Term Loan

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which currently equates to 2.60%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.09%. This is lower than the weighted average rate of 4.18% (including the impact of interest rate swaps) on the four refinanced loans. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

In anticipation of the term loan, we purchased an interest rate swap on November 3, 2010, with Wells Fargo Bank as counterparty, for a notional amount of $75,000,000. The interest rate swap was amended on January 25, 2011. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and it matures no later than December 31, 2013. The swap serves to fix one-month LIBOR at 1.0725%, which when added to the spread of 2.35%, will result in a total interest rate of approximately 3.42% for $75,000,000 of the term loan during the initial term.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and healthcare generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.

Rental Income

The amount of rental income generated by our operating properties depends principally on our ability to maintain our current occupancy rates and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of March 31, 2011, our consolidated properties were approximately 91% occupied. Over the next 12 months, for the period ending March 31, 2012, leases related to 6.05% of the occupied GLA will expire. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2011, we anticipate, but cannot assure, that a majority of the tenants will renew their leases for another term.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Our operating results, as presented below, are primarily comprised of income derived from our portfolio of operating properties. For results of the four buildings within one of our portfolios that were classified as held for sale as of March 31, 2011, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying interim condensed consolidated financial statements.

Except where otherwise noted, the change in our results of operations is primarily due to the 78 geographically diverse portfolio acquisitions we had made as of March 31, 2011 as compared to the 63 geographically diverse portfolio acquisitions we had made as of March 31, 2010.

Rental Income

For the three months ended March 31, 2011, rental income attributable to our operating properties was $68,413,000 as compared to $42,309,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, rental income was primarily comprised of base rent of $49,687,000 and expense recoveries of $12,423,000. For the three months ended March 31, 2010, rental income was primarily comprised of base rent of $30,533,000 and expense recoveries of $9,052,000.

Rental Expenses

For the three months ended March 31, 2011 and 2010, rental expenses attributable to our operating properties were $23,772,000 and $14,585,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2011	2010

Real estate taxes	$7,812,000	$4,252,000
Building maintenance	4,095,000	3,727,000
Utilities	4,538,000	2,889,000
Property management fees	925,000	658,000
Administration	1,182,000	977,000
Grounds maintenance	1,460,000	1,082,000
Non-recoverable operating expenses	1,373,000	637,000
Insurance	464,000	276,000
Other	1,923,000	87,000

Total rental expenses	$23,772,000	$14,585,000

General and Administrative Expenses

For the three months ended March 31, 2011 and 2010, general and administrative expenses attributable to our operating properties were $7,308,000 and $3,605,000, respectively. General and administrative expenses include such costs as professional and legal fees, salaries, share-based compensation expense, investor services expense, corporate office overhead, and bad debt expense, among others.

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, the increase in total general and administrative expenses of $3,703,000 was primarily due to the following factors:

•	An increase in the number of employees hired as of March 31, 2011 commensurate with the increased size of our portfolio and the associated increase in our level of operating activity. As of March 31, 2011, we had approximately 51 employees, as compared to 40 employees as of March 31, 2010. The associated increases in salaries expense, restricted stock compensation expense, and corporate office overhead in order to accommodate our growing portfolio of properties and increased level of activity accounted for $2,129,000 of the overall year-over-year increase in general and administrative expense.

•	A net increase in investor services expense of $433,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which was largely driven by an increase in the number of our stockholders period over period.

•	An increase in bank charges, taxes, and legal and professional fees of approximately $569,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, each of which was primarily related to the increased size of our portfolio of properties.

•	An increase in bad debt expense of $278,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which was the result of the increase in the size of our portfolio and related accounts receivable balance as well as our continual review of our tenant receivable balances.

Acquisition-Related Expenses

For the three months ended March 31, 2011 and 2010, acquisition-related expenses were $1,062,000 and $3,224,000, respectively. The decrease in acquisition expenses was due to a decrease in acquisition activity as compared to the prior year comparable quarter. For the three months ended March 31, 2011, we made one new two-building portfolio acquisition and expanded two of our existing portfolios through the purchase of an additional medical office building within each for an aggregate purchase price of $36,314,000. For the three months ended March 31, 2010, we completed eight new portfolio acquisitions, as well as acquired the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center for an aggregate purchase price of $145,890,000.

Depreciation and Amortization

For the three months ended March 31, 2011 and 2010, depreciation and amortization attributable to our operating properties was $26,750,000 and $17,006,000, respectively. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying interim condensed consolidated financial statements for further information on depreciation of our properties. For information regarding the amortization recorded on our identified intangible assets and on our lease commissions, see Note 5, Identified Intangible Assets Net, and Note 6, Other Assets, Net, respectively, to our accompanying interim condensed consolidated financial statements.

Interest Expense and Net Gain on Derivative Instruments

For the three months ended March 31, 2011 and 2010, interest expense and net gain on derivative financial instruments associated with our operating properties were $9,842,000 and $7,315,000, respectively. Interest expense and gain on derivative financial instruments associated with our operating properties consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2011	2010

Interest expense on our mortgage loans payable and derivative financial instruments	$9,060,000	$8,182,000
Amortization of deferred financing fees associated with our mortgage loans payable	660,000	386,000
Amortization of deferred financing fees associated with our credit facility	353,000	95,000
Amortization of debt discount/premium	(85,000)	159,000
Unused credit facility fees	358,000	54,000

Total interest expense	10,346,000	8,876,000

Net gain on change in fair value of derivative financial instruments	(504,000)	(1,561,000)

Total interest expense and net gain on derivative financial instruments	$9,842,000	$7,315,000

The 35% increase in interest expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to an increase in average outstanding mortgage loans payable of $713,814,000 as of March 31, 2011 compared to $536,684,000 as of March 31, 2010. This increase was offset by a net gain on the change in fair value of derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps and cap of $504,000 during the three months ended March 31, 2011 as compared to a net gain on the change in fair value of our derivative financial instruments of $1,561,000 during the three months ended March 31, 2010.

We use interest rate swaps and interest rate caps in order to minimize the impact of fluctuations in interest rates. To achieve our objectives, we borrow at fixed rates and variable rates. We also enter into derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.

Interest and Dividend Income

For the three months ended March 31, 2011, interest and dividend income was $118,000 as compared to $16,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, interest and dividend income was related primarily to interest earned on our operating or money market accounts. The increase was driven by a higher cash balance of $207,405,000 as of the three months ended March 31, 2011 as compared to $128,404,000 as of the three months ended March 31, 2010.

Liquidity and Capital Resources

We are dependent upon the proceeds from our operating cash flows, the proceeds from debt, and the net proceeds of our offerings to conduct our activities. We stopped offering shares in our primary offering as of February 28, 2011. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time. We may also conduct additional public offerings of our common stock in the future. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. The capital required to purchase real estate and other real estate related assets is obtained from our offerings and from any indebtedness that we may incur.

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness, and to make distributions to our stockholders.

Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations, borrowings, and the net proceeds of our offerings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. Additionally, we do not anticipate significant cash needs to meet our debt maturities coming due during the year ended December 31, 2011, as all such maturities provide for extension options and we plan to exercise all such options available to us.

We evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others. Until we invest the remaining proceeds of our offerings in properties and other real estate related assets, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and other real estate related assets. The number of properties we may acquire and other investments we will make depends upon the net proceeds from our offerings that are available for investment and the amount of debt financing available to us. We have not fully invested the proceeds of our offerings to date, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

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

As of March 31, 2011, we estimate that our expenditures for capital improvements will require up to approximately $31,429,000, $19,415,000 of which is attributable to tenant improvements, for the remaining nine months of 2011. As of March 31, 2011, we had $7,842,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2011 and 2010, were $25,110,000 and $12,546,000, respectively. For the three months ended March 31, 2011, cash flows provided by operating activities related primarily to operations from our 76 property portfolios and two real estate related assets. For the three months ended March 31, 2010, cash flows provided by operating activities related primarily to operations from our 61 property portfolios and two real estate related assets. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the three months ended March 31, 2011 and 2010, were $28,472,000 and $155,602,000, respectively. For the three months ended March 31, 2011, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $29,733,000. For the three months ended March 31, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $133,639,000. We anticipate that, throughout the year, cash flows used in investing activities will increase as we purchase more properties.

Cash flows provided by financing activities for the three months ended March 31, 2011 and 2010, were $181,497,000 and $52,459,000, respectively. For the three months ended March 31, 2011, cash flows provided by financing activities related primarily to proceeds from issuance of common stock in the amount of $210,210,000, borrowings on our secured term loan in the amount of $125,500,000, payments made on our unsecured revolving line of credit of $7,000,000, the payment of offering costs of $15,002,000 for our offerings, distributions to our stockholders of $19,320,000 and principal repayments of $103,496,000 on mortgage loans payable. Additional cash outflows related to debt financing costs of $1,555,000 in connection with the debt financing for our acquisitions. For the three months ended March 31, 2010, cash flows provided by financing activities related primarily to proceeds from the issuance of common stock in the amount of $104,608,000 and borrowings on mortgage loans payable of $13,000,000, the payment of offering costs of $12,898,000 for our offerings, distributions to our stockholders of $12,838,000 and principal repayments of $26,205,000 on mortgage loans payable. Additional cash outflows related to our purchase of the noncontrolling interest in the JV Company that owns Chesterfield Rehabilitation center for $3,900,000 as well as to debt financing costs of $994,000 in connection with the debt financing for our acquisitions.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, as well as any liquidity alternative we may pursue in the future. Additionally, our unsecured revolving credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012, and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. We believe that we will satisfy this financial covenant, beginning with the quarter ending September 30, 2011.

We have paid distributions monthly since February 2007 and, if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly for a variety of reasons, including to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on the amount of any offering proceeds we may use to fund distributions.

For the years ended December 31, 2010 and 2009, and for the three months ended March 31, 2011, our board of directors authorized, and we declared and paid, distributions to our stockholders, based on daily record dates, at a rate that would equal a 7.25% annualized rate, or $0.725 per common share, based on a $10.00 per share price. Distributions are aggregated and paid monthly. Our board of directors also authorized distributions at that rate for the months of April 2011 and May 2011 to be paid in May 2011 and June 2011, respectively. It is our intent to continue to pay distributions. However, our board may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the three months ended March 31, 2011, we paid distributions to our stockholders of $36,971,000 ($19,320,000 in cash and $17,651,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $25,110,000 and funds from operations, or FFO, of $28,836,000 (FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see Funds from Operations and Modified Funds from Operations). From inception through March 31, 2011, we paid cumulative distributions to our stockholders of $265,795,000 ($137,261,000 in cash and $128,534,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $132,923,000 and cumulative FFO of $137,226,000. The difference between our cumulative distributions paid and our cumulative cash flows from operations is indicative of our high volume of acquisitions completed since our date of inception. The distributions paid in excess of our cash flow from operations for the quarter ended March 31, 2011 were paid using proceeds from debt financing.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will approximate 30%-40% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2011, our aggregate borrowings were 31.6% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $112,980,000 maturing in 2011, $58,000,000 was paid in full on May 3, 2011, $33,200,000 have two one-year extensions available and $21,780,000 have a one-year extension available. At present, there are no extension options associated with our debt that matures in 2012. We anticipate utilizing all extension options that are available to us.

Our charter precludes us, until our shares are listed on a national securities exchange, from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 31, 2011, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loans Payable, Net and Secured Real Estate Term Loan

See Note 7, Mortgage Loans Payable, Net and Secured Real Estate Term Loan, to our accompanying interim condensed consolidated financial statements, for a further discussion of our mortgage loans payable, net and secured real estate term loan, which was obtained during the three months ended March 31, 2011.

Revolving Credit Facility

See Note 9, Revolving Credit Facility, and Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our credit facility.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties. See Note 11, Commitments and Contingencies, to our accompanying interim condensed consolidated financial statements regarding the closing agreement we have requested from the IRS.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to our accompanying interim condensed consolidated financial statements, for a further discussion of our commitments and contingencies.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2011, we had fixed and variable rate mortgage loans payable and our secured real estate term loan outstanding in the principal amount of $728,101,000, including a premium of $2,958,000. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of March 31, 2011, we believe that we were in compliance with all such covenants and requirements on our mortgage loans payable and term loan.

As discussed further in Note 19, Subsequent Events, to our accompanying interim condensed consolidated financial statements, we paid off the $58,000,000 principal balance of one of our variable rate mortgage loans payable on May 3, 2011. As of March 31, 2011, the balance on our unsecured revolving credit facility was zero.

As of March 31, 2011, the weighted average interest rate on our outstanding debt was 4.78% per annum.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO transition charges and acquisition-related expenses, to further evaluate how our portfolio might perform after our acquisition stage is complete and the sustainability of our dividend in the future. MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. MFFO should be reviewed in connection with other GAAP measurements. Management considers the following items in the calculation of MFFO:

Acquisition-related expenses: Prior to 2009, acquisition-related expenses were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition-related expenses related to business combinations are expensed. These acquisition-related expenses have been and will continue to be funded from the proceeds of our debt and our offerings and not from operations. We believe by excluding expensed acquisition-related expenses MFFO provides useful supplemental information that is comparable for our real estate investments.

Transition-related charges: FFO includes certain charges related to the cost of our transition to self-management. These items include, but are not limited to, the majority of the one-time redemption and termination payment made to our former advisor, as further discussed in Note 12, Related Party Transactions, to our interim condensed consolidated financial statements, as well as additional legal expenses, system conversion costs (including updates to certain estimate development procedures) and non-recurring employment costs. Because MFFO excludes such costs, management believes MFFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on such transition charges. We do not believe such costs will recur now that our transition to a self-management infrastructure has been completed.

Our calculation of MFFO may have limitations as an analytical tool because it reflects the costs unique to our transition to a self-management model, which may be different from that of other healthcare REITs. Additionally, MFFO reflects features of our ownership interests in our medical office buildings and healthcare-related facilities that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate MFFO in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our MFFO as a supplemental measure.

The following is the calculation of FFO and MFFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
		2011		2010
	2011	Per Share	2010	Per Share

Net income (loss)	$2,190,000	$0.01	$(482,000)	$—
Add:
Depreciation and amortization — consolidated properties	26,750,000	0.12	17,311,000	0.12
Less:
Net income attributable to noncontrolling interest of limited partners	(40,000)	—	(64,000)	—
Depreciation and amortization related to noncontrolling interests	(64,000)	—	(51,000)	—

FFO attributable to controlling interest	$28,836,000		$16,714,000

FFO per share — basic and diluted		$0.13		$0.12

Add:
Acquisition-related expenses	1,062,000	0.01	3,224,000	0.02
Transition-related charges	—	—	195,000	—

MFFO attributable to controlling interest	$29,898,000		$20,133,000

MFFO per share — basic and diluted		$0.14		$0.14

Weighted average common shares outstanding:
Basic	214,797,450	214,797,450	145,335,661	145,335,661

Diluted	214,996,502	214,996,502	145,335,661	145,335,661

For the three months ended March 31, 2011, MFFO per share was diluted by the increase in net proceeds realized from our follow-on offering of shares. This primary offering closed on February 28, 2011. However, for noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 were accepted. For the three months ended March 31, 2011, we sold 21,713,365 shares of our common stock, increasing our outstanding shares by 10.7% compared to the fourth quarter of 2010.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from our total portfolio of properties (including both our operating properties and those classified as held for sale as of March 31, 2011) before interest expense, general and administrative expenses, depreciation, amortization, acquisition-related expenses, and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$2,190,000	$(482,000)
Add:
General and administrative expenses	7,308,000	3,605,000
Acquisition-related expenses	1,062,000	3,224,000
Depreciation and amortization	26,750,000	17,311,000
Interest expense and net gain on derivative financial instruments	9,842,000	7,440,000
Less:
Interest and dividend income	(118,000)	(16,000)

Net operating income	$47,034,000	$31,082,000

Subsequent Events

See Note 19, Subsequent Events, to our accompanying interim condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011, other than the updates discussed within this item.

The table below presents, as of March 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$5,797,000	$47,835,000	$26,964,000	$49,928,000	$71,770,000	$273,105,000	$475,399,000	$503,159,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2011) — fixed	6.01%	6.38%	5.81%	6.43%	5.39%	6.07%	6.02%	—
Variable rate debt — principal payments	$113,414,000	$913,000	$126,427,000	$193,000	$8,797,000	$—	$249,744,000	$249,217,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2011) — variable	2.30%	1.74%	2.59%	1.74%	1.74%	—	2.42%	—

Mortgage loans and secured term loan payable were $725,143,000 ($728,101,000, including premium) as of March 31, 2011. As of March 31, 2011, we had fixed and variable rate mortgage loans and our secured real estate term loan with effective interest rates ranging from 1.74% to 12.75% per annum and a weighted average effective interest rate of 4.78% per annum. We had $475,399,000 ($478,357,000, including premium) of fixed rate debt, or 65.6% of mortgage loans and secured term loan payable, at a weighted average interest rate of 6.02% per annum and $249,744,000 of variable rate debt, or 34.4% of mortgage loans and secured term loan payable, at a weighted average interest rate of 2.42% per annum as of March 31, 2011.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who serves as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of March 31, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2011, we were not involved in any such legal proceedings.

Item 1A.	Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011, except as noted below.

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

The amount of the distributions we make to our stockholders will be determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT, as well as any liquidity event alternatives we may pursue. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share based on a $10.00 share price, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, and we have continued to declare distributions at that rate through May 2011. However, our board may reduce our distribution rate and we cannot guarantee the amount and timing of distributions paid in the future, if any.

If our cash flow from operations is less than the distributions our board of directors determines to pay, we would be required to pay our distributions, or a portion thereof, with borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In the past we have paid a portion of our distributions using offering proceeds or borrowed funds, and we may continue to use borrowed funds in the future to pay distributions. For the three months ended March 31, 2011, we paid distributions to our stockholders of $36,971,000 ($19,320,000 in cash and $17,651,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $25,110,000. The remaining $11,861,000 of distributions paid in excess of our cash flow from operations, or 32%, was paid using the proceeds of our debt financing. In addition, the DRIP may be terminated at any time by our board of directors and may be amended at any time by our board of directors, at its sole discretion, upon 10 days’ notice.

Stockholders may be unable to sell their shares because their ability to have shares repurchased pursuant to our amended and restated share repurchase plan has been limited.

Even though our share repurchase plan may provide stockholders with a limited opportunity to sell shares to us after they have held them for a period of one year or in the event of death or qualifying disability, stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Repurchases of shares, when requested, will generally be made quarterly. Our board may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days’ notice. Repurchases will be limited to 5.0% of the weighted average number of shares outstanding during the prior calendar year, subject to available funding from the DRIP. On November 24, 2010, we, with the approval of our board of directors, elected to amend and restate our share repurchase plan. Pursuant to the amended and restated share repurchase plan, starting in the first calendar quarter of 2011, we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding. Funding for quarterly repurchases of shares will come exclusively from and will be limited to the net proceeds from the sale of shares under the DRIP in the applicable quarter. In addition, stockholders must present at least 25.0% of their shares for repurchase and until they have held shares for at least four years, repurchases will be made for less than stockholders paid for their shares. Therefore, stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our amended and restated share repurchase plan at any particular time or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On September 20, 2006, we commenced a best efforts public offering pursuant to our Registration Statement on Form S-11 (File No. 333-133652, effective September 20, 2006), or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering expired on March 19, 2010. As of March 19, 2010, we had received and accepted subscriptions in our initial offering for 147,562,354 shares of our common stock, or $1,474,062,000, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts public offering pursuant to our Registration Statement on Form S-11 (File No. 333-158418, effective March 19, 2010), or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in our primary offering on February 28, 2011. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 were accepted. As of March 31, 2011, we had received and accepted subscriptions in our follow-on offering for 72,219,583 shares of our common stock, or $721,183,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time.

As of March 31, 2011, we have incurred for our initial offering and our follow-on offering an aggregate of $39,522,000 in dealer manager fees, $145,813,000 in selling commissions and $2,454,000 in due diligence expense reimbursements. We have also incurred organizational and offering expenses of $26,956,000 related to our initial and follow-on offerings. Net offering proceeds for our initial and follow-on offerings based on subscriptions received and accepted as of March 31, 2011, after deducting these expenses, totaled $1,980,500,000.

As of March 31, 2011, we have used substantially all of these net offering proceeds to make our 78 geographically diverse portfolio acquisitions, repay debt incurred in connection with such acquisitions and pay acquisition costs. We also used a portion of these proceeds during our initial offering to pay distributions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended March 31, 2011, we repurchased shares of our common stock as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs(2)

January 1, 2011 to January 31, 2011	819,103	$9.63	819,103	$—
February 1, 2011 to February 28, 2011	2,004	$9.50	2,004	$—
March 1, 2011 to March 31, 2011	741	$9.44	741	$—

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again effective January 1, 2011. From inception through March 31, 2011, we had repurchased 8,109,867 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be suspended or terminated at our board of directors’ discretion.

(2)	Repurchases under our share repurchase plan are subject to the discretion of our board of directors. The plan provides that repurchases are subject to funds being available and are limited in any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. The plan also provides that we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding, and that funding for repurchases will come exclusively from and will be limited to proceeds we receive from the sale of shares under our DRIP during such quarter.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Healthcare Trust of America, Inc.

(Registrant)

May 16, 2011	By:	/s/ Scott D. Peters

Date		Scott D. Peters Chief Executive Officer, President, and Chairman (Principal executive officer)

May 16, 2011	By:	/s/ Kellie S. Pruitt

Date		Kellie S. Pruitt Chief Financial Officer (Principal financial officer and Principal accounting officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Fourth Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).
3.2		Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Commission File. No. 333-133652) filed on April 28, 2006 and incorporated herein by reference).
3.3		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference).
3.4		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective January 1, 2011 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).
10.1		Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 2, 2011 and incorporated herein by reference).
10	.2*	Amendment to the Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, as amended.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.