Form 10-Q
period 2011-06-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2011-08-15
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
  ☑ Yes ☐ No

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

As of August 10, 2011, there were 227,263,912 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Real estate investments, net:
Operating properties, net	$1,774,259,000	$1,772,923,000
Properties classified as held for sale, net	24,540,000	24,540,000

Total real estate investments, net	1,798,799,000	1,797,463,000

Real estate notes receivable, net	58,264,000	57,091,000
Cash and cash equivalents	154,287,000	29,270,000
Accounts and other receivables, net	13,190,000	16,385,000
Restricted cash and escrow deposits	15,106,000	26,679,000
Identified intangible assets, net	286,957,000	300,587,000
Non-real estate assets of properties held for sale	3,768,000	3,768,000
Other assets, net	49,957,000	40,552,000

Total assets	$2,380,328,000	$2,271,795,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage and secured term loans payable, net	$667,540,000	$699,526,000
Outstanding balance on unsecured revolving credit facility	—	7,000,000
Accounts payable and accrued liabilities	46,509,000	43,033,000
Derivative financial instruments — interest rate swaps	1,685,000	1,527,000
Security deposits, prepaid rent and other liabilities	19,750,000	16,168,000
Identified intangible liabilities, net	12,307,000	13,059,000
Liabilities of properties held for sale	369,000	369,000

Total liabilities	748,160,000	780,682,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners	3,775,000	3,867,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 226,511,511 and 202,643,705 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2,267,000	2,026,000
Additional paid-in capital	2,012,448,000	1,795,413,000
Accumulated deficit	(386,322,000)	(310,193,000)

Total stockholders’ equity	1,628,393,000	1,487,246,000

Total liabilities and equity	$2,380,328,000	$2,271,795,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income	$65,636,000	$44,873,000	$134,049,000	$87,182,000
Interest income from mortgage notes receivable and other income	1,648,000	1,649,000	3,297,000	4,288,000

Total revenues	67,284,000	46,522,000	137,346,000	91,470,000
Expenses:
Rental expenses	21,629,000	16,000,000	45,401,000	30,585,000
General and administrative	6,755,000	3,070,000	14,063,000	6,675,000
Acquisition-related expenses (Note 3)	361,000	2,602,000	1,423,000	5,826,000
Depreciation and amortization	26,701,000	18,296,000	53,451,000	35,302,000

Total expenses	55,446,000	39,968,000	114,338,000	78,388,000

Income before other income (expense)	11,838,000	6,554,000	23,008,000	13,082,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest expense related to mortgage loans payable, credit facility, and derivative financial instruments	(10,319,000)	(8,815,000)	(20,665,000)	(17,691,000)
Net (loss) gain on change in fair value of derivative financial instruments	(1,078,000)	2,095,000	(574,000)	3,656,000
Interest and dividend income	26,000	34,000	144,000	50,000

Income (loss) from continuing operations	467,000	(132,000)	1,913,000	(903,000)

Discontinued operations:
Income from discontinued operations	695,000	377,000	1,439,000	666,000

Net income (loss)	1,162,000	245,000	3,352,000	(237,000)

Less: Net (income) loss attributable to noncontrolling interest of limited partners	9,000	(1,000)	(31,000)	(65,000)

Net income (loss) attributable to controlling interest	$1,171,000	$244,000	$3,321,000	$(302,000)

Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted:
Continuing operations	$0.01	$0.00	$0.01	$0.00

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share attributable to controlling interest	$0.01	$0.00	$0.01	$0.00

Weighted average number of shares outstanding —
Basic	228,340,776	154,594,418	221,606,526	149,990,622

Diluted	228,800,828	154,815,137	222,066,578	149,990,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity

BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	21,404,471	212,000	206,617,000	—	206,829,000
Offering costs	—	—	(23,784,000)	—	(23,784,000)
Issuance of restricted common stock	150,000	2,000	1,498,000	—	1,500,000
Amortization of nonvested share based compensation	—	—	365,000	—	365,000
Issuance of common stock under the DRIP	2,743,824	27,000	26,039,000	—	26,066,000
Repurchase of common stock	(2,019,832)	(20,000)	(19,138,000)	—	(19,158,000)
Distributions	—	—	—	(54,300,000)	(54,300,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net loss attributable to controlling interest	—	—	—	(302,000)	(302,000)

BALANCE — June 30, 2010	162,869,149	$1,626,000	$1,443,567,000	$(236,385,000)	$1,208,808,000

BALANCE — December 31, 2010	202,643,705	$2,026,000	$1,795,413,000	$(310,193,000)	$1,487,246,000
Issuance of common stock	21,767,175	220,000	211,410,000	—	211,630,000
Offering costs	—	—	(15,355,000)	—	(15,355,000)
Issuance of restricted common stock	25,000	—	—	—	—
Amortization of nonvested share based compensation	—	—	1,542,000	—	1,542,000
Issuance of common stock under the DRIP	3,909,772	39,000	37,104,000	—	37,143,000
Repurchase of common stock	(1,834,141)	(18,000)	(17,666,000)	—	(17,684,000)
Distributions	—	—	—	(79,450,000)	(79,450,000)
Net income attributable to controlling interest	—	—	—	3,321,000	3,321,000

BALANCE — June 30, 2011	226,511,511	$2,267,000	$2,012,448,000	$(386,322,000)	$1,628,393,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,352,000	$(237,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent, note receivable closing costs and discount, and lease inducements)	51,073,000	32,554,000
Stock based compensation, net of forfeitures	1,542,000	365,000
Bad debt expense	454,000	97,000
Change in fair value of derivative financial instruments	574,000	(4,643,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	2,798,000	(1,240,000)
Other assets	(2,129,000)	772,000
Accounts payable and accrued liabilities	2,594,000	7,947,000
Accounts payable due to affiliates, net	—	(3,769,000)
Security deposits, prepaid rent and other liabilities	528,000	(70,000)

Net cash provided by operating activities	60,786,000	31,776,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(29,733,000)	(193,325,000)
Capital expenditures	(5,886,000)	(11,043,000)
Escrow deposits	(2,890,000)	(19,070,000)
Release of restricted cash	14,463,000	—
Real estate deposits	—	(2,984,000)
Real estate deposits paid	(2,000,000)	—
Real estate deposits used	3,500,000	—

Net cash used in investing activities	(22,546,000)	(226,422,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	125,500,000	45,875,000
Purchase of noncontrolling interest	—	(3,900,000)
Payments on unsecured revolving credit facility	(7,000,000)	—
Payments on mortgage loans payable	(163,907,000)	(27,726,000)
Proceeds from issuance of common stock	211,630,000	209,359,000
Deferred financing costs	(3,261,000)	(1,383,000)
Security deposits	231,000	539,000
Repurchase of common stock	(17,684,000)	(19,158,000)
Payment of offering costs	(17,627,000)	(23,784,000)
Distributions	(41,011,000)	(27,204,000)
Distributions to noncontrolling interest limited partner	(94,000)	(87,000)

Net cash provided by financing activities	86,777,000	152,531,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	125,017,000	(42,115,000)
CASH AND CASH EQUIVALENTS — Beginning of period	29,270,000	219,001,000

CASH AND CASH EQUIVALENTS — End of period	$154,287,000	$176,886,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$23,310,000	$14,659,000
Income taxes	$576,000	$217,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing activities:
Accrued capital expenditures	$2,325,000	$4,452,000
The following represents significant activities in connection with our acquisitions of real estate investments:
Assumed mortgage loans payable, net	$6,657,000	$40,067,000
Net change in security deposits, prepaid rent, and other liabilities	$—	$12,227,000
Issuance of operating partnership units in connection with Fannin acquisition	$—	$1,557,000
Financing activities:
Issuance of common stock under the DRIP	$37,143,000	$26,066,000
Distributions declared but not paid including stock issued under the DRIP	$13,642,000	$9,585,000
Accrued offering costs	$—	$826,000
Adjustment to redeemable noncontrolling interests	$—	$(275,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three and Six Months Ended June 30, 2011 and 2010

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

As of June 30, 2011, we had made 78 portfolio acquisitions comprising approximately 11,107,000 square feet of gross leasable area, or GLA, which includes 242 buildings and two real estate-related assets. The aggregate purchase price of these acquisitions was $2,303,402,000. As of June 30, 2011, the average occupancy of these properties, including leases signed but not yet commenced, was approximately 91%.

On September 20, 2006, we commenced a best efforts initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. On March 19, 2010, we terminated our initial offering and commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in the primary offering on February 28, 2011, but we continue to offer shares pursuant to the DRIP. In aggregate, we received and accepted subscriptions in our initial and follow-on offerings for 220,673,545 shares of our common stock, or $2,195,655,000, excluding shares of our common stock issued under the DRIP.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Basis of Presentation

Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of June 30, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of June 30, 2011 and December 31, 2010, approximately 0.07% and 0.08%, respectively, of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010 (see Note 13).

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Fair Value Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), or ASU 2010-06, which provides amendments to Subtopic 820-10 that require new disclosures and that clarify existing disclosures in order to increase transparency in financial reporting with regard to recurring and nonrecurring fair value measurements. ASU 2010-06 requires new disclosures with respect to the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as separate presentation about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 provides amendments that clarify existing disclosures, requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Finally, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation — Retirement Benefits, to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Accordingly, ASU 2010-06 became effective for us on January 1, 2010 (though the Level 3 activity disclosures only recently became effective for us on January 1, 2011). The adoption of ASU 2010-06 has not had a material impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Included in ASC 820, Fair Value Measurement), or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We will adopt ASU 2011-04 in fiscal 2012. We are currently evaluating the impact ASU 2011-04 will have on our consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Business Combination Pronouncements

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 has not had a material impact on our consolidated financial statements.

Other Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (included in ASC 220, Comprehensive Income), or ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements, though it could potentially impact the presentation of our financial statements in future periods.

3.	Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations

Investment in Operating Properties

Our investments in our consolidated operating properties consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Land	$165,767,000	$164,821,000
Building and improvements	1,743,494,000	1,711,054,000
Furniture and equipment	10,000	10,000

	1,909,271,000	1,875,885,000

Less: accumulated depreciation	(135,012,000)	(102,962,000)

Total	$1,774,259,000	$1,772,923,000

Depreciation expense related to our portfolio of operating properties for the three months ended June 30, 2011 and 2010 was $16,148,000 and $11,524,000, respectively. Depreciation expense related to our portfolio of operating properties for the six months ended June 30, 2011 and 2010 was $32,173,000 and $22,042,000, respectively.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Assets Held for Sale and Discontinued Operations

Assets and liabilities of properties sold or to be sold are classified as held for sale, to the extent not sold, on the Company’s interim condensed consolidated balance sheets, and the results of operations of such properties are included in discontinued operations on the Company’s interim condensed consolidated statements of operations for all periods presented. Properties classified as held for sale at June 30, 2011 and December 31, 2010 include four buildings within our Senior Care 1 portfolio, which is a portfolio consisting of six buildings located in various cities throughout Texas and California. Pursuant to a master lease agreement in effect at the time of our purchase of this portfolio, the lessee of the four buildings within the portfolio that are located in Texas was afforded the option to purchase these buildings after the June 30, 2011 anniversary of the first five years of the ten year lease term. On December 31, 2010, the lessee opened escrow with a deposit of 5% of the minimum repurchase price and provided us with timely notice, as required by the agreement, of its intent to exercise this option. As a result of these actions, in accordance with ASC 360-10-45-9, Property, Plant, and Equipment — Overall — Other Presentation Matters — Long Lived Assets Classified as Held for Sale, we determined that these four buildings met the criteria for held for sale designation as of December 31, 2010 and continue to meet such criteria as of June 30, 2011. We have therefore separately presented the assets and liabilities of these buildings on our interim condensed consolidated balance sheet.

The table below reflects the assets and liabilities of properties classified as held for sale as of June 30, 2011 and December 31, 2010:

Assets: Real Estate Investments, net

	June 30, 2011	December 31, 2010

Land	$2,302,000	$2,302,000
Building and improvements, net of accumulated depreciation of $2,161,000 as of June 30, 2011 and December 31, 2010	22,238,000	22,238,000

Total real estate investments of properties held for sale, net	$24,540,000	$24,540,000

Depreciation expense related to our properties classified as held for sale for the three months ended June 30, 2011 and 2010 was $0 and $197,000, respectively. Depreciation expense related to our properties classified as held for sale for the six months ended June 30, 2011 and 2010 was $0 and $393,000, respectively.

Assets: Identified Intangible Assets, net

	June 30, 2011	December 31, 2010

In place leases, net of accumulated amortization of $824,000 as of June 30, 2011 and December 31, 2010	$1,648,000	$1,648,000
Tenant relationships, net of accumulated amortization of $376,000 as of June 30, 2011 and December 31, 2010	2,120,000	2,120,000

Total identified intangible assets of properties held for sale, net	$3,768,000	$3,768,000

Amortization expense recorded on the identified intangible assets related to our properties classified as held for sale for the three months ended June 30, 2011 and 2010 was $0 and $109,000, respectively. Amortization expense recorded on the identified intangible assets related to our properties classified as held for sale for the six months ended June 30, 2011 and 2010 was $0 and $218,000, respectively.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Liabilities: Identified Intangible Liabilities, net

	June 30, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $184,000 as of June 30, 2011 and December 31, 2010	369,000	369,000

Total identified intangible liabilities of properties held for sale, net	$369,000	$369,000

Amortization expense recorded on the identified intangible liabilities related to our properties classified as held for sale for the three months ended June 30, 2011 and 2010 was $0 and $17,000, respectively. Amortization expense recorded on the identified intangible liabilities related to our properties classified as held for sale for the six months ended June 30, 2011 and 2010 was $0 and $34,000, respectively. Amortization expense on our identified intangible liabilities is recorded to rental income in our accompanying interim condensed consolidated statements of operations.

In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the operating results of the buildings classified as held for sale have been reported within discontinued operations for all periods presented in our interim condensed consolidated statements of operations. The table below reflects the results of operations of the properties classified as held for sale at June 30, 2011, which are included within discontinued operations within the Company’s interim condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

The table below reflects the results of discontinued operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Revenues:
Rental income	$790,000	$806,000
Expenses:
Rental expenses	95,000	89,000
Depreciation and amortization	—	306,000

Total expenses	95,000	395,000

Income before other income (expense)	$695,000	$411,000
Other income (expense):
Interest expense:
Interest expense related to mortgage loan payables and credit facility	—	(34,000)

Income from discontinued operations	$695,000	$377,000

Income from discontinued operations per common share — basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic	228,340,776	154,594,418

Diluted	228,800,828	154,815,137

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The table below reflects the results of discontinued operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Revenues:
Rental income	$1,620,000	$1,611,000
Expenses:
Rental expenses	181,000	175,000
Depreciation and amortization	—	611,000

Total expenses	181,000	786,000

Income before other income (expense)	$1,439,000	$825,000
Other income (expense):
Interest expense:
Interest expense related to mortgage loan payables and credit facility	—	(300,000)
Gain (loss) on derivative financial instruments	—	141,000

Income from discontinued operations	$1,439,000	$666,000

Income from discontinued operations per common share — basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic	221,606,526	149,990,622

Diluted	222,066,578	149,990,622

Property Acquisitions during the six months ended June 30, 2011

During the six months ended June 30, 2011, we completed the acquisition of one two-building property portfolio as well as purchased additional buildings within two of our existing portfolios. The aggregate purchase price of these properties was $36,314,000. See Note 16, Business Combinations, for the allocation of the purchase price of the acquired properties to tangible assets and to identified intangible assets and liabilities based on their respective fair values. A portion of the aggregate purchase price for these acquisitions was initially financed or subsequently secured by $6,581,000 in mortgage loans payable. Total acquisition-related expenses of $1,423,000 include amounts for legal fees, closing costs, due diligence and other costs.

Acquisitions completed during the six months ended June 30, 2011 are set forth below:

					Mortgage
		Date	Ownership	Purchase	Loans
Property	Property Location	Acquired	Percentage	Price	Payable(1)

Phoenix Portfolio — Paseo(2)	Phoenix, AZ	2/11/11	100%	$3,762,000	$2,147,000
Columbia Portfolio — Northern Berkshire(2)	North Adams, MA	2/16/11	100	9,182,000	4,434,000
Holston Medical Portfolio	Bristol, TN	3/24/11	100	23,370,000	—

				$36,314,000	$6,581,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represent purchases of additional medical office buildings during the six months ended June 30, 2011 that are within portfolios we had previously acquired.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

4.	Real Estate Notes Receivable, Net

Real estate notes receivable, net consisted of the following as of June 30, 2011 and December 31, 2010:

Property Name		Interest		Maturity	June 30,	December 31,
Location of Property	Property Type	Rate		Date	2011	2010

MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	7.76	(3)	12/01/14	41,150,000	41,150,000

Total real estate notes receivable					61,150,000	61,150,000
Add: Notes receivable closing costs, net(4)					422,000	540,000
Less: discount, net(4)					(3,308,000)	(4,599,000)

Real estate notes receivable, net					$58,264,000	$57,091,000

(1)	The effective interest rate associated with these notes as of June 30, 2011 is 7.93%.

(2)	The effective interest rate associated with these notes as of June 30, 2011 is 7.80%.

(3)	Represents an average contractual interest rate for the life of the note with an effective interest rate of 8.60%.

(4)	The closing costs and discount are amortized on a straight-line basis over the respective life, and impact the yield, of each note.

We monitor the credit quality of our real estate notes receivable portfolio on an ongoing basis by tracking possible credit quality indicators. As of June 30, 2011 and December 31, 2010, all of our real estate notes receivable were current and we have not provided for any allowance for losses on notes receivable. Additionally, as of June 30, 2011 and December 31, 2010, we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the six months ended June 30, 2011 and 2010.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets, net for our operating properties consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

In place leases, net of accumulated amortization of $53,380,000 and $42,361,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 153 months and 154 months as of June 30, 2011 and December 31, 2010, respectively)	$117,141,000	$122,682,000
Above market leases, net of accumulated amortization of $7,768,000 and $5,971,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 86 months and 89 months as of June 30, 2011 and December 31, 2010, respectively)	16,166,000	17,943,000
Tenant relationships, net of accumulated amortization of $32,934,000 and $23,561,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 161 months and 168 months as of June 30, 2011 and December 31, 2010, respectively)	127,262,000	133,901,000
Below market leasehold interests, net of accumulated amortization of $935,000 and $526,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 839 months and 855 months as of June 30, 2011 and December 31, 2010, respectively)	26,388,000	26,061,000

Total	$286,957,000	$300,587,000

For identified intangible assets, net associated with our properties classified as held for sale as of June 30, 2011 and December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations.

Amortization expense recorded on the identified intangible assets related to our operating properties for the three months ended June 30, 2011 and 2010 was $11,374,000 and $7,394,000, respectively, which included $891,000 and $718,000, respectively, of amortization recorded against rental income for above market leases and $205,000 and $83,000, respectively, of amortization recorded against rental expenses for below market leasehold interests. Amortization expense recorded on the identified intangible assets related to our operating properties for the six months ended June 30, 2011 and 2010 was $22,991,000 and $14,414,000, respectively, which included $1,799,000 and $1,319,000, respectively, of amortization recorded against rental income for above market leases and $409,000 and $160,000, respectively, of amortization recorded against rental expenses for below market leasehold interests.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

6.	Other Assets, Net

Other assets, net for our operating properties consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Deferred financing costs, net of accumulated amortization of $3,168,000 and $5,015,000 as of June 30, 2011 and December 31, 2010, respectively	$10,078,000	$8,620,000
Lease commissions, net of accumulated amortization of $1,621,000 and $1,132,000 as of June 30, 2011 and December 31, 2010, respectively	5,924,000	4,275,000
Lease inducements, net of accumulated amortization of $615,000 and $527,000 as of June 30, 2011 and December 31, 2010, respectively	1,129,000	1,284,000
Deferred rent receivable	23,717,000	17,422,000
Prepaid expenses, deposits, and other assets	9,109,000	8,951,000

Total	$49,957,000	$40,552,000

Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended June 30, 2011 and 2010 was $1,168,000 and $587,000, respectively, of which $857,000 and $462,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $34,000 and $(41,000), respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations. Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the six months ended June 30, 2011 and 2010 was $2,453,000 and $1,384,000, respectively, of which $1,870,000 and $943,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $87,000 and $128,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations.

7.	Mortgage Loans Payable, Net and Secured Real Estate Term Loan

Mortgage loans and secured real estate term loan payable were $664,733,000 ($667,540,000, including premium) and $696,558,000 ($699,526,000, including premium) as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we had fixed and variable rate mortgage loans and a secured real estate term loan (discussed in further detail below) with effective interest rates ranging from 1.69% to 12.75% per annum and a weighted average effective interest rate of 4.96% per annum. As of June 30, 2011, we had $473,513,000 ($476,320,000, including premium) of fixed rate debt, or 71.2% of our mortgage loans payable and secured real estate term loan, at a weighted average interest rate of 6.02% per annum and $191,220,000 of variable rate debt, or 28.8% of our mortgage loans payable and secured real estate term loan, at a weighted average interest rate of 2.35% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.61% to 12.75% per annum and a weighted average effective interest rate of 4.95% per annum. As of December 31, 2010, we had $470,815,000 ($473,783,000, including premium) of fixed rate debt, or 67.6% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $225,743,000 of variable rate debt, or 32.4% of mortgage loans payable, at a weighted average interest rate of 2.72% per annum.

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of June 30, 2011, equated to 2.54%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.07%. The weighted average rate on these four loans prior to the refinancing was 4.18% (including the impact of interest rate swaps). The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

In anticipation of the term loan, we purchased an interest rate swap on November 3, 2010, with Wells Fargo Bank as counterparty, for a notional amount of $75,000,000. The interest rate swap was amended on January 25, 2011. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and matures no later than December 31, 2013. The swap will fix one-month LIBOR at 1.0725%, which, when added to the spread of 2.35%, will result in a total interest rate of approximately 3.42% for $75,000,000 of the term loan during the initial term. We have not designated this swap as an accounting hedge. As of December 31, 2010, we had $2,400,000 on deposit in a collateral account related to this interest rate swap. This amount was reimbursed to us in full upon the closing of the term loan on February 1, 2011.

We are required by the terms of the applicable loan documents related to our mortgage loans payable and secured term loan to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2011, we believe that we were in compliance with all such financial covenants and requirements on our mortgage loans payable and secured term loan. As of December 31, 2010, we were in compliance with all such financial covenants and requirements on $638,558,000 of our mortgage loans payable and had made appropriate adjustments to comply with such covenants on $58,000,000 of our mortgage loans payable by maintaining a deposit of $12,000,000 within a restricted collateral account. On May 3, 2011, we paid off this $58,000,000 principal balance and thus withdrew our deposit of $12,000,000 from the restricted collateral account.

Mortgage loans payable, net, and secured term loan consisted of the following as of June 30, 2011 and December 31, 2010:

	Interest	Maturity	June 30,
Property	Rate	Date	2011(a)	December 31, 2010(b)

Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	09/01/16	$9,069,000	$9,121,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/01/16	4,232,000	4,256,000
The Gallery Professional Building	5.76	03/01/17	5,983,000	6,000,000
Lenox Office Park, Building G	5.88	02/01/17	11,938,000	12,000,000
Commons V Medical Office Building	5.54	06/11/17	9,600,000	9,672,000
Yorktown Medical Center and Shakerag Medical Center	5.52	05/11/17	13,346,000	13,434,000
Thunderbird Medical Plaza	5.67	06/11/17	13,647,000	13,740,000
Gwinnett Professional Center	5.88	01/01/14	5,365,000	5,417,000
Northmeadow Medical Center	5.99	12/01/14	7,461,000	7,545,000
Medical Portfolio 2	5.91	07/01/13	13,919,000	14,024,000
Renaissance Medical Centre	5.38	09/01/15	18,292,000	18,464,000
Renaissance Medical Centre	12.75	09/01/15	1,238,000	1,240,000
Medical Portfolio 4	5.50	06/01/19	6,306,000	6,404,000
Medical Portfolio 4	6.18	06/01/19	1,618,000	1,625,000
Marietta Health Park	5.11	11/01/15	7,200,000	7,200,000
Hampden Place	5.98	01/01/12	8,429,000	8,551,000
Greenville — Patewood	6.18	01/01/16	35,387,000	35,609,000
Greenville — Greer	6.00	02/01/17	8,359,000	8,413,000
Greenville — Memorial	6.00	02/01/17	4,426,000	4,454,000
Greenville — MMC	6.25	06/01/20	22,607,000	22,743,000
Sun City-Note B	6.54	09/01/14	14,699,000	14,819,000
Sun City-Note C	6.50	09/01/14	4,347,000	4,412,000
Sun City Note D	6.98	09/01/14	13,740,000	13,839,000
King Street	5.88	03/05/17	6,309,000	6,429,000
Wisconsin MOB II — Mequon	6.25	07/10/17	9,893,000	9,952,000
Balfour Concord — Denton	7.95	08/10/12	4,524,000	4,592,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

	Interest		Maturity	June 30,
Property	Rate		Date	2011(a)		December 31, 2010(b)

Pearland-Broadway	5.57		09/01/12	2,339,000		2,361,000
7900 Fannin-Note A	7.30		01/01/21	21,677,000		21,783,000
7900 Fannin-Note B	7.68		01/01/16	815,000		819,000
Deaconess — Evansville	4.90		08/06/15	20,997,000		21,151,000
Overlook	6.00		11/05/16	5,366,000		5,408,000
Triad	5.60		09/01/22	11,882,000		11,961,000
Santa Fe — Building 1640	5.57		07/01/15	3,517,000		3,555,000
Rendina — Wellington	5.97		12/01/16	8,252,000		8,296,000
Rendina — Gateway	6.49		09/01/18	10,498,000		10,596,000
Columbia — Patroon Creek Note A	6.10		06/01/16	22,930,000		23,123,000
Columbia — Patroon Creek Note B	6.10		06/01/16	866,000		890,000
Columbia — 1092 Madison	6.25		02/01/18	1,985,000		2,006,000
Columbia — FL Orthopaedic	5.45		07/10/13	6,920,000		7,041,000
Columbia — Capital Region Health Park	6.51		07/10/12	21,929,000		22,309,000
Columbia — Putnam	5.33		05/01/15	19,168,000		19,329,000
Columbia — CDPHP	5.40		06/01/16	21,017,000		21,182,000
Phoenix — Estrella	6.26		08/01/17	20,572,000		20,695,000
Phoenix — MOB IV	6.01		06/11/17	4,323,000		4,355,000
Phoenix — Paseo	6.32		10/11/16	2,133,000		—
Columbia — N. Berkshire	6.01		12/11/12	4,393,000		—

Total fixed rate debt				473,513,000		470,815,000
Variable Rate Debt:
Chesterfield Rehabilitation Center	1.84	(c)	12/30/11	21,560,000		22,000,000
Park Place Office Park	1.74	(c)	12/31/10	—	(d)	10,943,000
Highlands Ranch Medical Plaza	1.74	(c)	12/31/10	—	(e)	8,853,000
Medical Portfolio 1	1.87	(c)	02/28/11	—	(e)	19,580,000
Medical Portfolio 3	2.44	(c)	06/26/11	—	(d)	58,000,000
SouthCrest Medical Plaza	2.39	(c)	06/30/11	—	(e)	12,870,000
Wachovia Pool Loans	4.65	(c)	06/30/11	—	(e)	48,666,000
Cypress Station Medical Office Building	1.94	(c)	09/01/11	6,986,000		7,043,000
Decatur Medical Plaza	2.19	(c)	09/26/11	7,900,000		7,900,000
Mountain Empire Portfolio	2.29	(c)	09/28/11	18,172,000		18,408,000
Wells Fargo Secured Real Estate Term Loan	2.54	(c)	12/31/13	125,500,000		—
Sun City-Sun 1	1.69	(c)	12/31/14	1,708,000		2,000,000
Sun City-Sun 2	1.69	(c)	12/31/14	9,394,000		9,480,000

Total variable rate debt				191,220,000		225,743,000

Total fixed and variable debt				664,733,000		696,558,000

Add: Net premium				2,807,000		2,968,000

Mortgage loans payable, net				$667,540,000		$699,526,000

(a)	As of June 30, 2011, we had variable rate mortgage loans on 5 of our properties, as well as a real estate term loan secured by certain of our properties, with effective interest rates ranging from 1.69% to 2.54% per annum and a weighted average effective interest rate of 2.35% per annum. However, as of June 30, 2011, we had fixed rate interest rate swaps and caps on the entire principal balances of our Decatur, Mountain Empire, and Sun City-Sun 2 variable rate mortgage loans payable as well as on $75,000,000 of our secured real estate term loan, thereby effectively fixing our interest rates on those debt instruments at 5.16%, 5.87%, 2.00%, and 3.42%, respectively.

(b)	As of December 31, 2010, we had variable rate mortgage loans on 15 of our properties with effective interest rates ranging from 1.76% to 4.65% per annum and a weighted average effective interest rate of 2.72% per annum. As of December 31, 2010, we had fixed rate interest rate swaps and caps on our Medical Portfolio 1, Decatur, Mountain Empire, and Sun City-Sun 2 variable rate mortgage loans payable, thereby effectively fixing our interest rates on those mortgage loans payable at 5.23%, 5.16%, 5.87%, and 2.00%, respectively.
(c)	Represents the interest rate in effect as of June 30, 2011.
(d)	Represent loan balances that we have repaid during the six months ended June 30, 2011.

(e)	Represent bank loans, the aggregate principal balance of which as of December 31, 2010 was $89,969,000, which were refinanced using the proceeds of our $125,500,000 senior secured real estate term loan, as discussed above within this Note 7. We closed on this term loan with Wells Fargo Bank on February 1, 2011.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of June 30, 2011, the principal payments due on our mortgage loans payable and secured term loan for the six months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2011	$58,952,000
2012	48,786,000
2013	153,358,000
2014	58,981,000
2015	72,625,000
Thereafter	272,031,000

Total	$664,733,000

The table above does not reflect all available extension options. Of the amounts maturing in 2011, $33,058,000 have two one-year extensions available and $21,560,000 have a one-year extension available. At present, there are no extension options associated with our debt that matures in 2012.

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

As of June 30, 2011 and December 31, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in gain on derivative financial instruments in our accompanying condensed consolidated statements of operations.

The following table lists the derivative financial instruments held by us as of June 30, 2011:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$7,900,000	LIBOR	5.16	(75,000)	Swap	09/26/11
16,747,000	LIBOR	5.87	(1,136,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	(474,000)	Swap	12/31/13
9,406,000	LIBOR	2.00	264,000	Cap	12/31/14

The following table lists the derivative financial instruments held by us as of December 31, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$19,507,000	LIBOR	5.23	(109,000)	Swap	01/31/11
7,900,000	LIBOR	5.16	(185,000)	Swap	09/26/11
16,912,000	LIBOR	5.87	(1,233,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	297,000	Swap	12/31/13
9,480,000	LIBOR	2.00	383,000	Cap	12/31/14

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of June 30, 2011 and December 31, 2010, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives not designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

					Derivative		Derivative
					Financial		Financial
Interest Rate Swaps	Other Assets	$—	Other Assets	$297,000	Instruments	$1,685,000	Instruments	$1,527,000
Interest Rate Cap	Other Assets	$264,000	Other Assets	$383,000

For the three and six months ended June 30, 2011 and 2010, our derivative financial instruments associated with our operating properties had the following effect on our condensed consolidated statements of operations:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized		Recognized
Derivatives not designated as	Location of Gain (Loss)	Three Months Ended		Six Months Ended
hedging instruments under:	Recognized	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest Rate Swaps	Gain (loss) on derivative instruments	$(934,000)	$2,343,000	$(455,000)	$4,099,000
Interest Rate Cap	Gain (loss) on derivative instruments	$(144,000)	$(248,000)	$(119,000)	$(443,000)

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2011 and December 31, 2010, there have been no termination events or events of default related to the interest rate swaps.

9.	Revolving Credit Facility

On November 22, 2010, we entered into a credit agreement, or the credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan, Wells Fargo Bank and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association and Fifth Third Bank, as documentation agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $275,000,000, or the unsecured credit facility. In anticipation of this new credit facility, we voluntarily closed on August 19, 2010 the $80,000,000 secured revolving facility we originally entered into in 2007. No borrowings were made on this previous credit facility during the years ended December 31, 2010 or 2009.

On May 13, 2011, we increased our unsecured revolving credit facility from an aggregate maximum principal of $275,000,000 to $575,000,000 as well as extended its maturity date from November 2013 to May 2014, pursuant to an amendment to the credit agreement.

The actual amount of credit available under the credit agreement is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit agreement. Subject to the terms of the credit agreement, the maximum principal amount of the credit agreement may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders under the credit agreement. Borrowings under this revolving credit facility accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin ranging from 2.50% to 3.50% based on our operating partnership’s total leverage ratio, which we refer to as Eurodollar loans. Our operating partnership is required to pay a fee on the unused portion of the lenders’ commitments under the credit agreement at a rate dependent on the proportion of the average daily used amount to the lenders’ commitments. The margin associated with borrowings during the three and six months ended June 30, 2011 was 2.50% and the average daily commitment fee for both the three and six months ended June 30, 2011 was

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

0.5%. As of June 30, 2011 and December 31, 2010, we had $0 and $7,000,000, respectively, outstanding on our unsecured revolving credit facility. The $7,000,000 drawn as of December 31, 2010 for the purpose of funding the acquisition of operating properties was repaid in full on January 31, 2011.

The credit agreement contains various affirmative and negative covenants that we believe are usual and customary for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us and we may not make cash distributions to our stockholders in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012 and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. Shares of our common stock issued under the DRIP are not subject to the limitation on distribution payments. Additionally, the credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; a minimum ratio of unencumbered net operating income to unsecured indebtedness; and a minimum ratio of unencumbered asset value to total commitments. As of June 30, 2011 and December 31, 2010, we were in compliance with these covenants and we believe we will remain in compliance in the quarter ending September 30, 2011. In addition, the credit agreement includes events of default that we believe are usual for facilities and transactions of this type, including restricting us from making distributions to our stockholders in the event we are in default under the credit agreement, except to the extent necessary for us to maintain our REIT status.

10.	Identified Intangible Liabilities, Net

Identified intangible liabilities, net for our operating properties consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $5,360,000 and $4,550,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 205 months and 213 months as of June 30, 2011 and December 31, 2010, respectively)	$8,577,000	$9,271,000
Above market leasehold interests, net of accumulated amortization of $97,000 and $40,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 734 months and 738 months as of June 30, 2011 and December 31, 2010, respectively)	$3,730,000	$3,788,000

Total	$12,307,000	$13,059,000

For identified intangible liabilities, net associated with our properties classified as held for sale as of June 30, 2011 and December 31, 2010, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations.

Amortization expense recorded on the identified intangible liabilities attributable to our operating properties for the three months ended June 30, 2011 and 2010 was $435,000 and $420,000, respectively, which included $405,000 and $407,000, respectively, of amortization recorded to rental income for below market leases and $30,000 and $13,000, respectively of amortization recorded within rental expense for above market leasehold interests. Amortization expense recorded on the identified intangible liabilities attributable to our operating properties for the six months ended June 30, 2011 and 2010 was $868,000 and $846,000, respectively, which included $811,000 and $833,000, respectively, of amortization recorded to rental income for below market leases

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

and $57,000 and $13,000, respectively, of amortization recorded within rental expense for above market leasehold interests.

11.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Other Organizational and Offering Expenses

During the time that we were offering shares under our initial and follow-on offerings as a self-managed company, we were responsible for all of our organizational and offering expenses, including those incurred in connection with our follow-on offering, which terminated on February 28, 2011, except for shares issued pursuant to the DRIP. These other organizational and offering expenses included all expenses (other than selling commissions and dealer manager fees, which generally represented 7.0% and 3.0% of our gross offering proceeds, respectively) paid by us in connection with our follow-on offering.

Tax Status

We have requested a closing agreement with the Internal Revenue Service, or IRS, granting us relief for any preferential dividends we may have paid. One of the requirements for qualification as a REIT is that a REIT distribute each year at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain. Preferential dividends cannot be used to satisfy the REIT distribution requirements. In 2007, 2008 and through July 2009, shares of common stock issued pursuant to our DRIP were treated as issued as of the first day following the close of the month for which the distributions were declared, and not on the date that the cash distributions were paid to stockholders not participating in our DRIP. Because we declare distributions on a daily basis, including with respect to shares of common stock issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential. In addition, during the six months beginning September 2009 through February 2010, we paid certain IRA custodial fees with respect to IRA accounts that invested in our shares. The payment of such amounts could also be treated as dividend distributions to the IRAs, and therefore could result in our being treated as having made additional preferential dividends to our stockholders.

We cannot assure you that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts our proposal, we may be required to pay a penalty if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we will pay a deficiency dividend pursuant to the deficiency dividend

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

provisions of Section 860 of the Internal Revenue Code of 1986, as amended, or the Code, in the amount necessary to permit us to continue our qualification as a REIT and to satisfy our distribution requirements. We estimate a probable loss of $200,000 if we obtain the closing agreement. If we cannot obtain a closing agreement, we would likely pursue the deficiency dividend procedure which would require us to pay a penalty of approximately $500,000.

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

In 2008, we announced our plans to transition to a self-managed company. As part of our transition to self-management, on November 14, 2008, we amended and restated the Advisory Agreement effective as of October 24, 2008 to reduce acquisition and asset management fees, to eliminate the need to pay disposition or internalization fees, to set the framework for our transition to self-management, and to create an enterprise value for our company. On November 14, 2008, as part of our transition to self-management, we also amended the partnership agreement for our operating partnership. Pursuant to the terms of the partnership agreement as amended, our former advisor had the ability to elect to defer its right, if applicable, to receive a subordinated distribution from our operating partnership after the termination or expiration of the advisory agreement upon certain liquidity events if specified stockholder return thresholds were met. This right was subject to a number of conditions and had been the subject of dispute between the parties, as well as monetary and other claims.

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

13.	Redeemable Noncontrolling Interest of Limited Partners

As of June 30, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of June 30, 2011, and December 31,

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

2010, approximately 0.07% and 0.08% of our operating partnership was owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate, as of June 30, 2011, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.

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

Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with Accounting Series Release 268: Presentation in the Financial Statements of “Redeemable Preferred Stock”, as applied in ASU No. 2009-4, Accounting for Redeemable Equity Instruments. As of June 30, 2011 and 2010, redeemable noncontrolling interest of limited partners was $3,775,000 and $4,203,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2009	$3,549,000
Net income attributable to noncontrolling interest of limited partners	65,000
Distributions	(87,000)
Valuation adjustment to noncontrolling interests	570,000
Purchase of Chesterfield 20% interest	(3,900,000)
Addition of noncontrolling interest attributable to the Fannin acquisition	4,006,000

Balance as of June 30, 2010	$4,203,000

Balance as of December 31, 2010	$3,867,000
Net income attributable to noncontrolling interest of limited partners	31,000
Distributions	(123,000)

Balance as of June 30, 2011	$3,775,000

The $(9,000) in net loss and the $31,000 in net income attributable to noncontrolling interest shown on our June 30, 2011 interim condensed consolidated Statement of Operations reflects net income (loss) attributable to the Fannin partnership during the three and six months ended June 30, 2011, respectively.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

14.	Stockholders’ Equity

Common Stock

Through June 30, 2011, we granted an aggregate of 833,500 shares of restricted common stock to our independent directors, executive officers, and other employees pursuant to the terms and conditions of our 2006 Incentive Plan and Amended 2006 Incentive Plan, employment agreements, and the employee retention program described in our 2010 Annual Report on Form 10-K, filed on March 25, 2011. Through June 30, 2011, we issued 219,479,534 shares of our common stock to stockholders in connection with our initial offering and follow-on offering and 15,581,637 shares of our common stock under the DRIP, and we repurchased 9,122,160 shares of our common stock under our share repurchase plan. As of June 30, 2011 and December 31, 2010, we had 226,772,511 and 202,643,705 shares of our common stock outstanding, respectively.

Pursuant to our follow-on offering, we offered to the public up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock. On February 28, 2011, we stopped offering shares in our primary offering. However, for noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 were accepted.

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

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering and we registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our follow-on offering. For the three months ended June 30, 2011 and 2010, $19,492,000 and $13,544,000, respectively, in distributions were reinvested and 2,051,815 and 1,425,722 shares of our common stock, respectively, were issued under the DRIP. For the six months ended June 30, 2011 and 2010, $37,143,000 and $26,066,000, respectively, in distributions were reinvested and 3,909,772 and 2,743,824 shares of our common stock, respectively, were issued under the DRIP. As of June 30, 2011 and December 31, 2010, a total of $148,026,000 and $110,882,000, respectively, in distributions were reinvested and 15,581,637 and 11,671,865 shares of our common stock, respectively, were issued under the DRIP. With the termination of our follow-on offering on February 28, 2011, except for the DRIP, we will periodically review potential alternatives for our DRIP, including the suspension or termination of the plan.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

See Note 19, Subsequent Events, for discussion of the amended and restated distribution reinvestment plan, which was adopted by our board of directors on August 1, 2011 and became effective on August 11, 2011.

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

For the three months ended June 30, 2011 and 2010, we repurchased 1,012,293 shares of our common stock, at an average price of $9.65 per share, for an aggregate amount of $9,768,000 and 1,120,434 shares of our common stock, at an average price of $9.48 per share, for an aggregate amount of $10,625,000, respectively. For the three months ended June 30, 2011 and 2010, we were unable to repurchase a total of 2,724,700 and 0 shares requested to be repurchased, respectively, due to the limitations of our share repurchase plan. For the six months ended June 30, 2011 and 2010, we repurchased 1,834,141 shares of our common stock, at an average price of $9.64 per share, for an aggregate amount of $17,684,000 and 2,019,832 shares of our common stock, at an average price of $9.48 per share, for an aggregate amount of $19,158,000, respectively. For the six months ended June 30, 2011 and 2010, we were unable to repurchase a total of 6,805,466 and 0 shares requested to be repurchased, respectively, due to the limitations of our share repurchase plan. As of June 30, 2011 and December 31, 2010, we had repurchased a total of 9,122,160 shares of our common stock, at an average price of $9.52 per share, for an aggregate amount of $86,883,000 and 7,288,019 shares of our common stock, at an average price of $9.49 per share, for an aggregate amount of $69,199,000, respectively.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the occurrence of a change in control of the company (as defined in the Amended and Restated 2006 Incentive Plan) in which awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by the compensation committee or our board of directors: (1) all outstanding options and stock appreciation rights will become fully vested and exercisable; (2) all time-based vesting restrictions on outstanding awards will lapse as of the date of termination; and (3) the payout level under outstanding performance-based awards will be determined and deemed to have been earned as of the effective date of the change in control based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the change in control. With respect to awards assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, a participant’s employment is terminated without cause or the participant resigns for good reason (as such terms are defined in the Amended and Restated 2006 Incentive Plan), then: (1) all of that participant’s outstanding options and stock appreciation rights will become fully vested and exercisable; (2) all time-based vesting restrictions on that participant’s outstanding awards will lapse as of the date of termination; and (3) the payout level under all of that participant’s performance-based awards that were outstanding immediately prior to effective time of the change in control will be determined and deemed to have been earned as of the date of termination based upon an assumed achievement of all relevant performance goals at the “target” level, and the awards will payout on a pro rata basis, based on the time within the performance period that has elapsed prior to the date of termination.

The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial and follow-on offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended June 30, 2011 and 2010, we recognized compensation expense of $645,000 and $209,000, respectively, related to the restricted common stock grants. For the six months ended June 30, 2011 and 2010, we recognized compensation expense of $1,542,000 and $365,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying interim condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.

A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three months ended June 30, 2011 and 2010, 16,667 shares and 0 shares, respectively, were settled in cash. For the six months ended June 30, 2011 and 2010, 41,667 shares and 0 shares, respectively, were settled in cash.

As of June 30, 2011 and December 31, 2010, there was approximately $5,036,000 and $4,143,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of June 30, 2011, this expense is expected to be recognized over a remaining weighted average period of 2.1 years.

As of June 30, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $6,735,000 and $4,352,000, respectively. A summary of the status of the

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

nonvested shares of restricted common stock and restricted common stock units as of June 30, 2011 and December 31, 2010, and the changes for the six months ended June 30, 2011, is presented below:

	Restricted	Weighted
	Common	Average Grant
	Stock/Units	Date Fair Value

Balance — December 31, 2010	435,168	$10.00
Granted, net	286,000	$10.00
Vested	(47,667)	$10.00
Forfeited	—	—

Balance — June 30, 2011	673,501	$10.00

Nonvested Shares Expected to vest — June 30, 2011	673,501	$10.00

15.	Fair Value of Financial Instruments

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of June 30, 2011, there have been no transfers of assets or liabilities between levels.

Assets and Liabilities at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Derivative financial instruments	—	264,000	—	264,000

Total assets at fair value	$—	$264,000	$—	$264,000

Liabilities
Derivative financial instruments	$—	$(1,685,000)	$—	$(1,685,000)

Total liabilities at fair value	$—	$(1,685,000)	$—	$(1,685,000)

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

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of June 30, 2011, the fair value of the mortgage loans payable was $700,193,000 compared to the carrying value of $667,540,000. As of December 31, 2010, the fair value of the mortgage loans payable was $727,370,000 compared to the carrying value of $699,526,000.

The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. The fair value of these notes was approximately $66,891,000 and approximately $67,540,000 at June 30, 2011 and December 31, 2010, respectively, as compared to the carrying values of approximately $58,264,000 and approximately $57,091,000 at June 30, 2011 and December 31, 2010, respectively.

16.	Business Combinations

For the six months ended June 30, 2011, we completed the acquisition of one new property portfolio as well as expanded two of our existing property portfolios through the purchase of an additional medical office building within each, adding a total of approximately 188,000 square feet of GLA to our property portfolio. The aggregate purchase price for these acquisitions was $36,314,000 plus closing costs of $336,000. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our interim condensed consolidated statements of operations for the three and six months ended June 30, 2011 for the periods subsequent to the acquisition dates.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of June 30, 2011, the aggregate purchase price was allocated in the amount of $945,000 to land, $24,539,000 to building and improvements, $1,794,000 to tenant improvements, $852,000 to lease commissions, $4,867,000 to leases in place, $2,887,000 to tenant relationships, $603,000 to above market leasehold interest in land, $(76,000) to above market debt, $20,000 to above market leases, and $(117,000) to below market leases.

For the six months ended June 30, 2010, we completed the acquisition of 12 new property portfolios as well as purchased an additional medical office building within two of our existing property portfolios. In addition, we purchased the remaining 20% interest in the JV Company that owns the Chesterfield Rehabilitation Center. These purchases added a total of approximately 1,160,000 square feet of GLA to our overall property portfolio. The aggregate purchase price associated with these acquisitions was $252,109,000 plus closing costs of $2,992,000. The aggregate purchase price was allocated in the amount of $12,297,000 to land, $184,183,000 to building and improvements, $10,258,000 to tenant improvements, $6,485,000 to lease commissions, $13,549,000 to leases in place, $18,320,000 to tenant relationships, $218,000 to leasehold interest in land, $(3,740,000) to above market debt, $5,139,000 to above market leases, and $(51,000) to below market leases. These amounts pertained to all acquisitions during the period except for the Chesterfield Rehabilitation Center noncontrolling interest purchase, which was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase price did not include $1,551,000 in certain credits representative of contingent purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

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

As of June 30, 2011, we owned one property, purchased during the third quarter of 2010, which is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, which expires August 4, 2012, certain space has not been leased and occupied, we will have no further obligation. The total liability balance associated with the earnout at June 30, 2011 was $2,481,000. As of June 30, 2011 no payments under the earnout agreement have been made.

Brief descriptions of the property acquisitions completed for the six months ended June 30, 2011 are as follows:

•	An approximately 20,000 square foot medical office building located in Phoenix, Arizona, which was purchased on February 11, 2011 for $3,762,000. This acquisition represented the final building of three in our existing Phoenix portfolio; the other two buildings comprising this portfolio were purchased during the fourth quarter of 2010.

•	An approximately 47,000 square foot building located in North Adams, Massachusetts, which was purchased on February 16, 2011 for $9,182,000. This building was the final building within a portfolio of nine medical office buildings located in Albany and Carmel, New York, North Adams, Massachusetts, and Temple Terrace, Florida; the other eight buildings comprising the portfolio were purchased during the fourth quarter of 2010.

•	A two-building portfolio located in Bristol, Tennessee, which was purchased on March 24, 2011 for an aggregate price of $23,370,000. The first building, an approximately 40,000 square foot medical office building, was purchased for $5,925,000, and the second, an approximately 81,000 square foot medical office

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

building, was purchased for $17,445,000. Both buildings within this portfolio are located near the campus of Wellmont Health System’s Bristol Regional Medical Center.

We recorded revenues and net losses for the three months ended June 30, 2011 of approximately $1,215,000 and $(72,000), respectively, related to the above acquisitions. Net losses include $20,000 in closing cost expenses related to the acquisitions.

We recorded revenues and net losses for the six months ended June 30, 2011 of approximately $1,448,000 and $(397,000), respectively, related to the above acquisitions. Net losses include $265,000 in closing cost expenses related to the acquisitions.

Supplementary Pro-Forma Information

Assuming the property acquisitions discussed above had occurred on January 1, 2011, for the three months ended June 30, 2011, pro forma revenues, net income and net income per basic and diluted share would have been $66,426,000, $1,162,000 and $0.01, respectively. Supplemental pro forma earnings for the three months ended June 30, 2011 were adjusted to exclude $20,000 of acquisition-related costs incurred during the three months ended June 30, 2011. For the six months ended June 30, 2011, pro forma revenues, net income and net income per basic and diluted share would have been $136,575,000, $3,413,000 and $0.02, respectively. Supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to exclude $265,000 of acquisition-related costs incurred during the six months ended June 30, 2011.

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended June 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $46,863,000, $209,000 and $0.00, respectively. Supplemental pro forma earnings for the three months ended June 30, 2010 were adjusted to exclude $20,000 of acquisition-related costs incurred during the three months ended June 30, 2011. For the six months ended June 30, 2010, pro forma revenues, net loss and net loss per basic and diluted share would have been $91,147,000, $(308,000) and $0.00, respectively. Supplemental pro forma earnings for the six months ended June 30, 2010 were adjusted to exclude $265,000 of acquisition-related costs incurred during the six months ended June 30, 2011.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

17.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which implements changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation (“SIPC”) protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of June 30, 2011, none of our depository accounts are in excess of the federal deposit insurance or SIPC insured limits, and, as such, we do not have credit risks related to these depository accounts. Additionally, concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of June 30, 2011, we had interests in 16 consolidated properties located in Texas, which accounted for 14.9% of our annualized rental income, interests in five consolidated properties located in South Carolina, which

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

accounted for 10.5% of our annualized rental income, interests in seven consolidated properties located in Arizona, which accounted for 10.1% of our annualized rental income, interests in 10 consolidated properties in Florida, which accounted for 8.9% of our annualized rental income, and interests in seven consolidated properties located in Indiana, which accounted for 8.6% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of June 30, 2010, we had interests in five consolidated properties located in South Carolina which accounted for 16.1% of our annualized rental income, interests in 14 consolidated properties located in Texas, which accounted for 15.5% of our annualized rental income, interests in six consolidated properties located in Indiana, which accounted for 12.2% of our total rental income, and interests in five consolidated properties located in Arizona, which accounted for 11.8% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of June 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the three and six months ended June 30, 2011 and 2010, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

18.	Per Share Data

We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the three month period ended June 30, 2011, all of our earnings were distributed and the calculated earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.

Basic earnings (loss) per share attributable for each of the three and six months ended June 30, 2011 and 2010 are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three and six months ended June 30, 2011, our potentially dilutive securities did not have a material impact to our earnings per share. For the three months ended June 30, 2010, our potentially dilutive securities did not have a material impact to our earnings per share, and for the six months ended June 30, 2010, we did not have any securities that gave rise to potentially dilutive shares of our common stock.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The following table illustrates the computation of basic and diluted earnings per share for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Numerator:
Income (loss) from continuing operations	$467,000	$(132,000)
(Income) loss attributable to noncontrolling interest of limited partners	9,000	(1,000)

Income (loss) from continuing operations attributable to controlling interest	476,000	(133,000)
Income from discontinued operations	695,000	377,000

Net income attributable to controlling interest	1,171,000	244,000

Denominator:
Weighted average number of shares outstanding — basic	228,340,776	154,594,418
Dilutive restricted stock	460,052	220,719

Weighted average number of shares outstanding — diluted	228,800,828	154,815,137

Basic earnings per common share:
Continuing operations	$0.01	$0.00

Discontinued operations	$0.00	$0.00

Net income per share attributable to controlling interest	$0.01	$0.00

Diluted earnings per common share:
Continuing operations	$0.01	$0.00

Discontinued operations	$0.00	$0.00

Net income per share attributable to controlling interest	$0.01	$0.00

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The following table illustrates the computation of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Numerator:
Income (loss) from continuing operations	$1,913,000	$(903,000)
(Income) loss attributable to noncontrolling interest of limited partners	(31,000)	(65,000)

Income (loss) from continuing operations attributable to controlling interest	1,882,000	(968,000)
Income from discontinued operations	1,439,000	666,000

Net income (loss) attributable to controlling interest	3,321,000	(302,000)

Denominator:
Weighted average number of shares outstanding — basic	221,606,526	149,990,622
Dilutive restricted stock(1)	460,052	—

Weighted average number of shares outstanding — diluted	222,066,578	149,990,622

Basic earnings per common share:
Continuing operations	$0.01	$0.00

Discontinued operations	$0.00	$0.00

Net income (loss) per share attributable to controlling interest	$0.01	$0.00

Diluted earnings per common share:
Continuing operations	$0.01	$0.00

Discontinued operations	$0.00	$0.00

Net income (loss) per share attributable to controlling interest	$0.01	$0.00

(1)	For the six months ended June 30, 2010, restricted stock does not factor into the calculation for weighted average number of shares outstanding — diluted because, given our net loss position during that quarter, such restricted stock would have been antidilutive in nature.

19.	Subsequent Events

The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.

Share Repurchases

In July 2011, we repurchased 1,026,690 shares of our common stock at an average price of $9.73 per share, for an aggregate amount of $9,990,000, under our share repurchase plan. We were unable to repurchase a total of 3,488,024 shares requested to be repurchased due to the limitations of our share repurchase plan.

Pending Acquisitions

On June 29, 2011, we entered into a purchase and sale agreement to acquire a medical office building portfolio located in Phoenix, Arizona, for $32,750,000. This portfolio consists of two Class A medical office buildings, comprising a total of approximately 118,000 rentable square feet, which have a combined occupancy of approximately 88%.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Amended and Restated Distribution Reinvestment Plan

On August 1, 2011, our board of directors adopted an amended and restated distribution reinvestment plan, or the amended DRIP, which was effective August 11, 2011.

The DRIP currently provides that the purchase price for shares under the DRIP will initially be offered at $9.50 per share for up to 12 months subsequent to the close of our last public offering of shares prior to the potential listing of the shares on a national securities exchange, or a listing. Certain rules and regulations promulgated by the Financial Industry Regulatory Authority, Inc. , or FINRA, require that we or a third party firm establish a per share estimated valuation not based on the price to acquire our shares in a public offering not later than 18 months after the conclusion of a public offering.

Our board has determined that it is in the best interests of the company and its stockholders to ensure that we have adequate time to undertake procedures necessary to calculate an estimated value per share as required by FINRA. Accordingly, the amended DRIP provides that the purchase price for shares under the DRIP will initially be offered at $9.50 per share for up to 18 months subsequent to the close of our last public offering of shares prior to a listing. We stopped offering shares in our follow-on offering on February 28, 2011 and therefore we currently anticipate that we will establish a per share valuation for our shares by August 28, 2012. After we publish such valuation, participants in the DRIP may acquire shares at 95% of the per share valuation determined by the company or another firm chosen for that purpose until a listing. From and after the date of a listing, participants may acquire shares at a price equal to 100% of the average daily open and close price per share on the distribution payment date, as reported by the national securities exchange on which the shares are traded.

Distributions

On July 1, 2011, for the month ended June 30, 2011, we paid distributions of $13,518,000 ($7,163,000 in cash and $6,355,000 in shares of our common stock pursuant to the DRIP). On August 1, 2011, for the month ended July 31, 2011, we paid distributions of $13,951,000 ($7,391,000 in cash and $6,560,000 in shares of our common stock pursuant to the DRIP).

On August 1, 2011, our board of directors authorized distributions for the months of August, September, and October 2011. These distributions will be calculated based on stockholders of record each day during each such month at a rate of $0.00198630 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.25% annualized rate based on a share price of $10.00. These distributions will be paid in September, October, and November, respectively, in cash or reinvested in stock for those participating in the DRIP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K as filed with the SEC on March 25, 2011. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2011 and December 31, 2010, together with our results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

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

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law. As a result of these and other factors, our stock prices may fluctuate dramatically.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Corporate Strategies

Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and therefore, we consider that our date of inception.

Our primary objective is to provide an attractive total risk-adjusted return for our stockholders by increasing our cash flow from operations, achieving sustainable growth in funds from operations, or FFO, and realizing long-term capital appreciation. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net loss, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations. The strategies we intend to execute to achieve this objective include:

•	Hands-On Asset Management, Leasing and Property Management Oversight. Our asset management focuses on a defined growth strategy seizing on opportunities to achieve more profitable internal and external growth. Our strategy focuses on increasing rental rates and taking full advantage of our properties’ occupancies, including the following:

•	obtaining accretive rental rates on our lease rollovers and actively leasing our vacant space at a time when there is limited supply of medical office space in a recovering economy;

•	leveraging and proactively managing the best property management and leasing companies in each of our geographic areas;

•	improving the quality of service provided to tenants by being attentive to needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building on our marketing initiative to brand our Company as the landlord of choice;

•	maintaining satellite offices in markets in which we have a significant presence;

•	purchasing in volume and using market expertise to continually reduce our operating costs; and

•	migrating toward an in-house property management structure in geographic areas in which we have significant portfolio concentrations.

•	Continued Growth through Acquisitions. We intend to grow earnings through the strategic acquisition of high-quality medical office buildings and healthcare-related facilities:

•	using our demographic-based investment strategy that focuses on the age, essential needs and the geographic regions appealing to each dominant population group (seniors, the 65+ age group, boomers, those who were born between 1946 and 1964, and echo boomers, those born between 1982 and 1994);

•	that produce recurring income; and

•	in markets that indicate growing populations and employment base or potential limitations on additions to supply.

Our overall acquisition strategy focuses on acquiring medical office buildings and other healthcare-related facilities located on or adjacent to the campuses of nationally recognized healthcare systems in major U.S. metropolitan areas. We believe we have relationships and a proven track record of acquiring properties at off-market at accretive cap rates.

•	Balance Sheet Flexibility. We plan to continue maintaining a low leverage strategy by maintaining a debt-to-total assets ratio of between 30% and 40%. We intend to utilize our unsecured line of credit for acquisition opportunities. To effectively manage our long-term leverage strategy, we will continue to utilize both secured and unsecured debt when we determine it to be cost effective. We may also attempt to access the public equity and debt markets to repay our secured debt maturities or for future acquisition opportunities.

Company Highlights

Portfolio Fundamentals and Operating Performance

•	The average occupancy rate on our portfolio of properties, including leases signed but not yet commenced, was approximately 91% as of June 30, 2011.

•	As of June 30, 2011, approximately 94% of our portfolio, based on GLA, is located on or adjacent to, or is anchored by, the campuses of nationally and regionally recognized healthcare systems.

•	For the three months ended June 30, 2011, our cash flow from operations was $35,676,000, representing an 86% increase over our cash flow from operations of $19,230,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, our cash flow from operations was $60,786,000, representing a 91% increase over our cash flow from operations of $31,776,000 for the six months ended June 30, 2010.

•	Our acquisition and portfolio performance for the three months ended June 30, 2011 has resulted in net operating income, or NOI, growth of approximately 48% as compared to the three months ended June 30, 2010, and our performance for the six months ended June 30, 2011 has resulted in NOI growth of approximately 50% as compared to the six months ended June 30, 2010. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income (loss), see “Net Operating Income.”

•	For the three months ended June 30, 2011, FFO has increased by 48% to $27,809,000 from $18,846,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, FFO has increased by 59% to $56,645,000 from $35,560,000 for the six months ended June 30, 2010. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•	For the three and six months ended June 30, 2011, our modified funds from operations, or MFFO, were $28,170,000 and $58,068,000 respectively. MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations” below.

•	In addition to the 31% of our portfolio that we already manage in-house, we began transitioning a significant portion of our Indiana property portfolios to an in-house property management system. Further, we are in the process of identifying additional key geographic areas in which to conduct similar transitions to an in-house platform. We believe that in-house property management will reduce costs while enhancing our relationships with our hospital systems and physician tenants and improving the efficiency and effectiveness of property management and leasing.

Execution of Growth Strategy

•	During the six months ended June 30, 2011, we completed one new portfolio acquisition and expanded two of our existing portfolios through the purchase of additional medical office buildings within each for an aggregate purchase price of $36,314,000. These purchases consist of four buildings comprised of approximately 188,000 square feet of GLA, bringing our total portfolio value, based on purchase price, to $2,302,673,000 and our total portfolio GLA to 11,107,000 square feet as of June 30, 2011. The weighted average occupancy rate associated with the purchases completed during the six months ended June 30, 2011 was 93% as of June 30, 2011.

•	Our continued focus on executing our growth strategy has allowed us to continue to cultivate valuable relationships in the healthcare industry, including relationships with hospitals, healthcare systems, owners, operators, developers, financial institutions, brokerage firms, nationally recognized property management companies and other key industry participants. We believe that strengthening our core relationships creates efficiencies across our existing portfolio and increases our exposure to new, quality acquisition opportunities. During the six months ended June 30, 2011, we were presented with over 60 acquisition opportunities. A significant portion of these opportunities were off-market deals, or those unlisted on the open market, which came to us as a result of our established network. We believe this speaks to our ability to foster synergistic relationships with healthcare systems and other partners that will in turn drive the future growth of our company.

•	Of the numerous acquisition opportunities presented to us during the six months ended June 30, 2011, we chose not to pursue closing on certain potential deals after thorough review of such opportunities against our primary objective of providing an attractive total risk-adjusted return for our stockholders. Our attention to operating fundamentals, our commitment to our core strategy of focusing on quality medical office buildings that are in strategic geographic locations associated with high quality healthcare systems, and the improvements we have made with respect to financial flexibility, as further discussed below, have allowed us to remain a patient and prudent investor and to pursue only those opportunities that would be complementary to our current portfolio of assets. We currently have an active pipeline of acquisition opportunities for potential purchase during the remaining half of 2011. We are undertaking careful review of each of these opportunities to ensure that each meets our investment criteria and would be an accretive addition to our portfolio of properties.

•	On June 29, 2011, we entered into a purchase and sale agreement to acquire a best in class medical office building portfolio located in Phoenix, Arizona, for $32,750,000. This portfolio consists of two Class A medical office buildings, comprising a total of approximately 118,000 rentable square feet, which have a combined occupancy of over 88%.

Financial Flexibility

•	On May 13, 2011, we successfully increased our unsecured revolving credit facility from an aggregate maximum principal of $275,000,000 to $575,000,000 as well as extended its maturity date from November 2013 to May 2014.

•	We had cash on hand of $154,287,000 at June 30, 2011 and the leverage ratio of our mortgage and secured term loans payable debt to total assets was approximately 28%.

•	Based on our conservative and low-leveraged balance sheet with modest intermediate debt maturities, strong cash position, and full access to our $575 million unsecured credit facility, as discussed above, we have the capital capacity with increased leverage to acquire over $1 billion of medical office buildings and healthcare-related facilities (based on the current covenant requirements of our unsecured credit facility and assuming we utilize all of our cash, fully access our unsecured credit facility, and enter into new debt facilities on additional asset purchases). This strong degree of financial flexibility provides us the capacity to continue to execute a prudent growth strategy through disciplined selection of acquisition opportunities.

Company Description

We are a fully integrated, self-administered, and self-managed REIT that was incorporated on April 20, 2006. Accordingly, our internal management team employs a hands-on approach to managing our day-to-day operations.

We have over 50 employees focused on acquiring, owning, and operating high-quality medical office buildings that are predominantly located on the campuses of nationally recognized healthcare systems in U.S. major metropolitan areas. We are a full-service real estate company with acquisitions and asset management services performed in-house, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition, or asset management fees to an external advisor, and we have not and will not pay any internalization fees.

Through our management’s experience and our portfolio acquisitions, we have developed extensive long-term relationships with healthcare systems, physician groups, developers, lenders, brokers, and other real estate professionals. We believe these strong relationships with our hospital systems and physician tenants drive incremental demand for our medical office building space and increased tenant retention rates, as well as serve to further our efforts of being the landlord of choice for our tenants. Additionally, we believe these relationships will provide us with further investment opportunities. We provide our stockholders the potential for income and growth through our investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and healthcare-related facilities. We also invest to a limited extent in other real estate-related assets. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate-related assets. We focus primarily on investments that produce recurring income. Subject to the discussion in Note 11, Commitments and Contingencies, to our accompanying interim condensed consolidated financial statements regarding the closing agreement that we requested from the IRS, we believe that we have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.

We are one of the largest public healthcare REITs focused primarily on high-quality medical office buildings in the United States, and we own an approximately $2.3 billion healthcare real estate portfolio (based on purchase price) consisting predominantly of institutional quality medical office buildings. Our portfolio of 11.1 million square feet of gross leasable area is focused on strategically-located medical office buildings that are on the campuses of or are adjacent to/aligned with recognized healthcare systems situated in locations with high barriers to entry. Our existing lease fundamentals provide for stable in-place revenue and rent growth. With our stable occupancy rate and minimal near-term rollover, our portfolio allows for a good balance of growth through increased occupancy and stability within our existing tenant base.

Our portfolio is geographically diverse, with properties in 25 states. It is concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for healthcare, such as Texas, Arizona, South Carolina, Indiana, and Florida. We believe our portfolio provides stable and growing in-place revenue, with average occupancy as of June 30, 2011, including leases signed but not yet commenced, of approximately 91%, and also provides built-in value-add opportunities, including increased occupancy and future development opportunities. Growth opportunities are complemented and enhanced by our proven and disciplined acquisition capability, high-quality and stable existing tenant base, conservative and low-leveraged balance sheet, experienced senior management team, and strong degree of financial flexibility.

During the six months ended June 30, 2011, we completed one new, two-building portfolio acquisition and expanded two of our existing portfolios through the purchase of an additional building in each. The aggregate purchase price of these acquisitions was $36,314,000, and the capitalization rates associated with these acquisitions ranged from 7.59% to 8.69%, with a weighted average capitalization rate of 8.04%. Capitalization rates are calculated by dividing the property’s estimated annualized first year net operating income, existing at the date of acquisition, by the contract purchase price of the property, excluding closing costs and acquisition expenses. Estimated first year net operating income on our real estate investments represents total estimated gross income (rental income, tenant reimbursements, and other property-related income) derived from the terms of in-place leases at the time we acquire the property, less property and related expenses (including property operating and maintenance expenses, real estate taxes, property insurance, and management fees) based on the operating history of the property. Estimated first year net operating income on new acquisitions excludes other non-property income and expenses, interest expense from financings, depreciation and amortization, and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of June 30, 2011, we had made 78 portfolio acquisitions comprising approximately 11,107,000 square feet of GLA, which includes 242 buildings and two real estate-related assets. Additionally, in 2010, we purchased the remaining 20% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, or the JV Company that owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was $2,303,402,000.

On September 20, 2006, we commenced a best efforts initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. On March 19, 2010, we terminated our initial offering and commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in the primary offering on February 28, 2011. In aggregate, we received and accepted subscriptions in our initial and follow-on offerings for 220,673,545 shares of our common stock, or $2,195,655,000, excluding shares of our common stock issued under the DRIP.

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

Acquisitions Completed During the Six Months Ended June 30, 2011

See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.

Status and Performance of Our Offerings

On February 28, 2011, we terminated our follow-on offering, except for the DRIP. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 were accepted. In aggregate, we have accepted subscriptions in our initial and follow-on offerings for 220,673,536 shares of our common stock, for a total of $2,195,655,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to the DRIP; however, we may terminate the DRIP at any time.

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

On July 21, 2011, we were assigned an investment-grade, BBB- corporate credit rating by Standard & Poor’s Rating Services with a stable outlook. On July 21, 2011, our operating partnership was assigned a Baa3 issuer rating by Moody’s Investors Service with a stable outlook. The ratings will change the interest rate structure under our $575 million unsecured credit facility to one based on a corporate ratings-based pricing grid, with the potential to reduce borrowing costs. If our ratings are upgraded or downgraded, however, our interest rates and borrowing costs could be favorably or negatively impacted by such changes.

Secured Real Estate Term Loan

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which currently equates to 2.54%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.07%. This is lower than the weighted average rate of 4.18% (including the impact of interest rate swaps) on the four refinanced loans. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

We have an interest rate swap with Wells Fargo Bank as counterparty for a notional amount of $75,000,000. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and it matures no later than December 31, 2013. The swap serves to fix one-month LIBOR at 1.0725%, which when added to the spread of 2.35%, will result in a total interest rate of approximately 3.42% for $75,000,000 of the term loan during the initial term.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and healthcare generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011 and Part II, Item 4A of our Quarterly Report on form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 16, 2011.

Rental Income

The amount of rental income generated by our operating properties depends principally on our ability to maintain our current occupancy rates and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of June 30, 2011, including leases signed but not yet commenced, the occupancy rate associated with our consolidated properties was approximately 91%. Over the next 12 months, for the period ending June 30, 2012, leases related to 5.34% of the occupied GLA will expire. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2011, we anticipate, but cannot assure, that a majority of the tenants will renew their leases for another term.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Our operating results, as presented below, are primarily comprised of income derived from our portfolio of operating properties. For results of the four buildings within one of our portfolios that were classified as held for sale as of June 30, 2011, see Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying interim condensed consolidated financial statements.

Except where otherwise noted, the change in our results of operations is primarily due to the 78 geographically diverse portfolio acquisitions we had made as of June 30, 2011 as compared to the 65 geographically diverse portfolio acquisitions we had made as of June 30, 2010.

Rental Income

For the three months ended June 30, 2011, rental income attributable to our operating properties was $65,636,000 as compared to $44,873,000 for the three months ended June 30, 2010. For the three months ended June 30, 2011, rental income was primarily comprised of base rent of $49,867,000 and expense recoveries of $12,130,000. For the three months ended June 30, 2010, rental income was primarily comprised of base rent of $34,690,000 and expense recoveries of $7,630,000.

For the six months ended June 30, 2011, rental income attributable to our operating properties was $134,049,000 as compared to $87,182,000 for the six months ended June 30, 2010. For the six months ended June 30, 2011, rental income was primarily comprised of base rent of $99,554,000 and expense recoveries of $24,553,000. For the six months ended June 30, 2010, rental income was primarily comprised of base rent of $65,223,000 and expense recoveries of $16,682,000.

Rental Expenses

For the three months ended June 30, 2011 and 2010, rental expenses attributable to our operating properties were $21,629,000 and $16,000,000, respectively. For the six months ended June 30, 2011 and 2010, rental expenses attributable to our operating properties were $45,401,000 and $30,585,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Real estate taxes	$7,612,000	$4,874,000	$15,424,000	$9,126,000
Building maintenance	4,449,000	3,717,000	8,544,000	7,444,000
Utilities	4,543,000	3,015,000	9,081,000	5,904,000
Property management fees	963,000	1,640,000	1,888,000	2,298,000
Administration	1,167,000	1,038,000	2,349,000	2,015,000
Grounds maintenance	1,017,000	720,000	2,477,000	1,802,000
Non-recoverable operating expenses	836,000	643,000	2,209,000	1,280,000
Insurance	385,000	305,000	849,000	581,000
Other	657,000	48,000	2,580,000	135,000

Total rental expenses	$21,629,000	$16,000,000	$45,401,000	$30,585,000

General and Administrative Expenses

For the three months ended June 30, 2011 and 2010, general and administrative expenses attributable to our operating properties were $6,755,000 and $3,070,000, respectively. For the six months ended June 30, 2011 and 2010, general and administrative expenses attributable to our operating properties were $14,063,000 and $6,675,000, respectively. General and administrative expenses include such costs as professional and legal fees, salaries, share-based compensation expense, investor services expense, corporate office overhead, and bad debt expense, among others.

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, the increase in total general and administrative expenses of $3,685,000, was primarily due to the following factors:

•	An increase in the number of employees hired as of June 30, 2011 commensurate with the increased size of our portfolio and the associated increase in our level of operating activity, combined with the expansion of our operations during the current year to include a regional office located in Indiana. As of June 30, 2011, we had approximately 56 employees, as compared to 39 employees as of June 30, 2010. The associated increases in salaries expense, restricted stock compensation expense, and corporate office overhead in order to accommodate our growing portfolio of properties, increased level of activity, and expanded operations accounted for $2,205,000 of the overall year-over-year increase in general and administrative expense.

•	A net increase in investor services expense of $259,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, which was largely driven by an increase in the number of our stockholders period over period.

•	An increase in bank charges, taxes, and legal and professional fees of approximately $957,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, each of which was primarily related to the increased size of our portfolio of properties.

For the six months ended June 30, 2011 as compared to the three months ended June 30, 2010, the increase in total general and administrative expenses of $7,388,000, was primarily due to the following factors:

•	An increase in the number of employees hired as of June 30, 2011 commensurate with the increased size of our portfolio and the associated increase in our level of operating activity, combined with the expansion of our operations during the current period to include a regional office located in Indiana. As of June 30, 2011, we had approximately 56 employees, as compared to 39 employees as of June 30, 2010. The associated increases in salaries expense, restricted stock compensation expense, and corporate office overhead in order to accommodate our growing portfolio of properties, increased level of activity, and expanded operations accounted for $4,334,000 of the overall year-over-year increase in general and administrative expense.

•	A net increase in investor services expense of $692,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which was largely driven by an increase in the number of our stockholders period over period.

•	An increase in bank charges, taxes, and legal and professional fees of approximately $1,526,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, each of which was primarily related to the increased size of our portfolio of properties.

•	An increase in bad debt expense of $357,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which was the result of the increase in the size of our portfolio and related accounts receivable balance as well as our continual review of our tenant receivable balances.

Acquisition-Related Expenses

For the three months ended June 30, 2011 and 2010, acquisition-related expenses were $361,000 and $2,602,000, respectively. The decrease in acquisition expenses was due to a decrease in acquisition activity as compared to the prior year comparable quarter. For the three months ended June 30, 2011, we made no new property acquisitions but incurred acquisition-related expenses for professional fees on acquisitions completed during the first quarter of 2011. For the three months ended June 30, 2010, we completed four new portfolio acquisitions, purchased an additional building within one of our existing portfolios, and acquired the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases were completed for an aggregate purchase price of $106,219,000.

For the six months ended June 30, 2011 and 2010, acquisition-related expenses were $1,423,000 and $5,826,000, respectively. The decrease in acquisition expenses was due to a decrease in acquisition activity as compared to the prior year comparable period. For the six months ended June 30, 2011, we made one new two-building portfolio acquisition and expanded two of our existing portfolios through the purchase of an additional medical office building within each for an aggregate purchase price of $36,314,000. For the six months ended June 30, 2010, we completed 12 new portfolio acquisitions, purchased two additional buildings within existing portfolios, and acquired the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases were completed for an aggregate purchase price of $252,109,000.

Depreciation and Amortization

For the three months ended June 30, 2011 and 2010, depreciation and amortization attributable to our operating properties was $26,701,000 and $18,296,000, respectively. For the six months ended June 30, 2011 and 2010, depreciation and amortization attributable to our operating properties was $53,451,000 and $35,302,000, respectively. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying interim condensed consolidated financial statements for further information on depreciation of our properties. For information regarding the amortization recorded on our identified intangible assets and on our lease commissions, see Note 5, Identified Intangible Assets Net, and Note 6, Other Assets, Net, respectively, to our accompanying interim condensed consolidated financial statements.

Interest Expense and Net Change in Fair Value of Derivative Instruments

For the three months ended June 30, 2011 and 2010, interest expense and net loss (gain) on derivative financial instruments associated with our operating properties were $11,397,000 and $6,720,000, respectively. For the six months ended June 30, 2011 and 2010, interest expense and net loss (gain) on derivative financial instruments associated with our operating properties were $21,239,000 and $14,035,000, respectively. Interest expense and net loss (gain) on derivative financial instruments associated with our operating properties consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest expense on our mortgage loans payable and derivative financial instruments	$9,064,000	$8,150,000	$18,124,000	$16,332,000
Amortization of deferred financing fees associated with our mortgage loans payable	451,000	366,000	1,111,000	752,000
Amortization of deferred financing fees associated with our credit facility	406,000	95,000	759,000	190,000
Amortization of debt discount/premium	(151,000)	164,000	(236,000)	323,000
Unused credit facility fees	549,000	40,000	907,000	94,000

Total interest expense	10,319,000	8,815,000	20,665,000	17,691,000

Net loss (gain) on change in fair value of derivative financial instruments	1,078,000	(2,095,000)	574,000	(3,656,000)

Total interest expense and net loss (gain) on derivative financial instruments	$11,397,000	$6,720,000	$21,239,000	$14,035,000

The increase in interest expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to: (1) an increase in average outstanding mortgage loans payable and secured term loan payable of $697,821,000 as of June 30, 2011 compared to $565,953,000 as of June 30, 2010; and (2) our recognition of a net loss on the change in fair value of derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps and cap of $(1,078,000) during the three months ended June 30, 2011 as compared to a net gain on the change in fair value of our derivative financial instruments of $2,095,000 during the three months ended June 30, 2010.

The increase in interest expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to: (1) an increase in average outstanding mortgage loans payable of $683,533,000 as of June 30, 2011 compared to $569,298,000 as of June 30, 2010; and (2) our recognition of a net loss on the change in fair value of derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps and cap of $(574,000) during the six months ended June 30, 2011 as compared to a net gain on the change in fair value of our derivative financial instruments of $3,656,000 during the six months ended June 30, 2010.

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

Interest and Dividend Income

For the three months ended June 30, 2011, interest and dividend income was $26,000 as compared to $34,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, interest and dividend income was $144,000 as compared to $50,000 for the six months ended June 30, 2010. For the three and six months ended June 30, 2011 and 2010, interest and dividend income was related primarily to interest earned on our operating or money market accounts.

Liquidity and Capital Resources

We are dependent upon the proceeds from our operating cash flows, the proceeds from debt, and the net proceeds of our offerings to conduct our activities. We stopped offering shares in our primary offering as of

February 28, 2011. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time. We may also conduct additional public offerings of our common stock in the future. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capital capacity to purchase real estate and other real estate related assets is a function of our current cash position, our borrowing capacity on our credit facility and from any future indebtedness that we may incur and any possible future equity offerings. Because we are no longer receiving offering proceeds, we will increasingly rely on our operating cash flows and borrowings to fund our acquisitions and satisfy our other capital needs.

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness, and to make distributions to our stockholders.

Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. Additionally, we do not anticipate significant cash needs to meet our debt maturities coming due during the year ended December 31, 2011, as all such maturities provide for extension options.

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

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties or through offering proceeds, including DRIP proceeds. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

As of June 30, 2011, we estimate that our expenditures for capital improvements will require up to approximately $21,699,000, $15,530,000 of which is attributable to tenant improvements, for the remaining six months of 2011. As of June 30, 2011, we had $8,202,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2011 and 2010, were $60,786,000 and $31,776,000, respectively. For the six months ended June 30, 2011, cash flows provided by operating activities related primarily to operations from our 78 property portfolios and two real estate related assets. For the six months ended June 30, 2010, cash flows provided by operating activities related primarily to operations from our 65 property portfolios and two real estate related assets. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010, were $22,546,000 and $226,422,000, respectively. For the six months ended June 30, 2011, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $29,733,000, offset by the release of $14,463,000 in restricted cash related to our repayment of a mortgage loan payable and to the reimbursement of a deposit placed for one of our interest rate swaps upon collateralization of the underlying secured term loan. For the six months ended June 30, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $193,325,000. We anticipate that, throughout the year, cash flows used in investing activities will increase as we purchase more properties.

Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010, were $86,777,000 and $152,531,000, respectively. For the six months ended June 30, 2011, cash flows provided by financing activities related primarily to proceeds from issuance of common stock in the amount of $211,630,000, borrowings on our secured term loan in the amount of $125,500,000, payments made on our unsecured revolving line of credit of $7,000,000, the payment of offering costs of $17,627,000 for our offerings, distributions to our stockholders of $41,011,000 and principal repayments of $163,907,000 on mortgage loans payable. Additional cash outflows related to debt financing costs of $3,261,000 in connection with the debt financing for our acquisitions and with the increase in our credit facility’s aggregate maximum principal from $275,000,000 to $575,000,000, which occurred in May 2011. For the six months ended June 30, 2010, cash flows provided by financing activities related primarily to proceeds from the issuance of common stock in the amount of $209,359,000 and borrowings on mortgage loans payable of $45,875,000, the payment of offering costs of $23,784,000 for our offerings, distributions to our stockholders of $27,204,000 and principal repayments of $27,726,000 on mortgage loans payable. Additional cash outflows related to our purchase of the noncontrolling interest in the JV Company that owns Chesterfield Rehabilitation center for $3,900,000 as well as to debt financing costs of $1,383,000 in connection with the debt financing for our acquisitions.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue in the future. Additionally, our unsecured revolving credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012, and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. We believe that we will satisfy this financial covenant, beginning with the quarter ending September 30, 2011.

We have paid distributions monthly since February 2007 and, if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly or suspend distributions for a variety of reasons, including to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on the amount of any offering proceeds we may use to fund distributions.

For the years ended December 31, 2010 and 2009, and for the three and six months ended June 30, 2011, our board of directors authorized, and we declared and paid, distributions to our stockholders, based on daily record dates, at a rate that would equal a 7.25% annualized rate, or $0.725 per common share, based on a $10.00 per share price. Distributions are aggregated and paid monthly. Our board of directors also authorized distributions at that rate for the months of July 2011, August 2011, September 2011, and October 2011, to be paid in August 2011, September 2011, October 2011, and November 2011, respectively. It is our intent to continue to pay distributions. However, our board may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the three months ended June 30, 2011, we paid distributions to our stockholders of $41,183,000 ($21,691,000 in cash and $19,492,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $35,676,000 and funds from operations, or FFO, of $27,809,000 (FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see Funds from Operations and Modified Funds from Operations). For the six months ended June 30, 2011, we paid distributions to our stockholders of $78,154,000 ($41,011,000 in cash and $37,143,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $60,786,000 and funds from operations, or FFO, of $56,645,000. From inception through June 30, 2011, we paid cumulative distributions to our stockholders of $320,387,000 ($166,006,000 in cash and $154,381,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $168,599,000 and cumulative FFO of $165,035,000. The difference between our cumulative distributions paid and our cumulative cash flows from operations is indicative of our high volume of acquisitions completed since our date of inception. The distributions paid in excess of our cash flow from operations for the three and six months ended June 30, 2011 were paid using proceeds from our offerings, including the DRIP.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will approximate 30% to 40% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2011, our aggregate borrowings were 29% of all of our properties’ and other real estate related assets’ combined fair market values. Of the $54,618,000 maturing in 2011, $33,058,000 have two one-year extensions available and $21,560,000 have a one-year extension available. At present, there are no extension options associated with our debt that matures in 2012.

Our charter precludes us, until our shares are listed on a national securities exchange, from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of June 30, 2011, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loans Payable, Net and Secured Real Estate Term Loan

See Note 7, Mortgage Loans Payable, Net and Secured Real Estate Term Loan, to our accompanying interim condensed consolidated financial statements, for a further discussion of our mortgage loans payable, net and secured real estate term loan, which was obtained on February 1, 2011.

Revolving Credit Facility

See Note 9, Revolving Credit Facility, for further discussion of our credit facility.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2011, we had fixed and variable rate mortgage loans payable and our secured real estate term loan outstanding in the principal amount of $667,540,000, including a premium of $2,807,000. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of June 30, 2011, we believe that we were in compliance with all such covenants and requirements on our mortgage loans payable and term loan.

As of June 30, 2011, the balance on our unsecured revolving credit facility was zero.

As June 30, 2011, the weighted average interest rate on our outstanding debt was 4.96% per annum.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO and MFFO for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
		2011		2010
	2011	Per Share	2010	Per Share

Net income	$1,162,000	$0.00	$245,000	$—
Add:
Depreciation and amortization — consolidated properties	26,701,000	0.12	18,602,000	0.12
Less:
Net (income) loss attributable to noncontrolling interest of limited partners	9,000	—	(1,000)	—
Depreciation and amortization related to noncontrolling interests	(63,000)	—	—	—

FFO attributable to controlling interest	$27,809,000		$18,846,000

FFO per share — basic and diluted(1)		$0.12		$0.12

Add:
Acquisition-related expenses	361,000	0.00	2,602,000	0.02
Transition-related charges	—	—	811,000	—

MFFO attributable to controlling interest	$28,170,000		$22,259,000

MFFO per share — basic and diluted(1)		$0.12		$0.14

Weighted average common shares outstanding:
Basic	228,340,776	228,340,776	154,594,418	154,594,418

Diluted	228,800,828	228,800,828	154,815,137	154,815,137

(1)	For the three months ended June 30, 2011, FFO and MFFO were adversely impacted by the non-cash net loss recognized on the change in fair value of our interest rate swap and cap derivative financial instruments. For the three months ended June 30, 2011, we recognized a $(1,078,000) loss on our derivative instruments as compared to a gain recognized on our derivative instruments for the three months ended June 30, 2010 of $2,095,000. Excluding the impact of these amounts from net income, our FFO per share for the three months ended June 30, 2011 would have been $0.13, as compared to FFO per share for the three months ended June 30, 2010 of $0.11. Excluding the impact of these amounts from net income, our MFFO per share for the three months ended June 30, 2011 would have been $0.13, as compared to MFFO per share for the three months ended June 30, 2010 of $0.13.

The following is the calculation of FFO and MFFO for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
		2011		2010
	2011	Per Share	2010	Per Share

Net income (loss)	$3,352,000	$0.02	$(237,000)	$—
Add:
Depreciation and amortization — consolidated properties	53,451,000	0.24	35,913,000	0.24
Less:
Net income attributable to noncontrolling interest of limited partners	(31,000)	—	(65,000)	—
Depreciation and amortization related to noncontrolling interests	(127,000)	—	(51,000)	—

FFO attributable to controlling interest	$56,645,000		$35,560,000

FFO per share — basic and diluted(1)		$0.26		$0.24

Add:
Acquisition-related expenses	1,423,000	—	5,286,000	0.04
Transition-related charges	—	—	1,006,000	—

MFFO attributable to controlling interest	$58,068,000		$42,392,000

MFFO per share — basic and diluted(1)		$0.26		$0.28

Weighted average common shares outstanding:
Basic	221,606,526	221,606,526	149,990,662	149,990,662

Diluted	222,066,578	222,066,578	149,990,662	150,211,341

(1)	For the six months ended June 30, 2011, FFO and MFFO were adversely impacted by the non-cash net loss recognized on the change in fair value of our interest rate swap and cap derivative financial instruments. For the six months ended June 30, 2011, we recognized a $(574,000) loss on our derivative instruments as compared to a gain recognized on our derivative instruments for the six months ended June 30, 2010 of $3,797,000. Excluding the impact of these amounts from net income (loss), our FFO per share for the six months ended June 30, 2011 would have been $0.26, as compared to FFO per share for the six months ended June 30, 2010 $0.21. Excluding the impact of these amounts from net income (loss), our MFFO per share for the six months ended June 30, 2011 would have been $0.26, as compared to MFFO per share for the six months ended June 30, 2010 of $0.26.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from our total portfolio of properties (including both our operating properties and those classified as held for sale as of June 30, 2011) before interest expense, general and administrative expenses, depreciation, amortization, acquisition-related expenses, and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$1,162,000	$245,000	$3,352,000	$(237,000)
Add:
General and administrative	6,755,000	3,070,000	14,063,000	6,675,000
Acquisition-related expenses	361,000	2,602,000	1,423,000	5,826,000
Depreciation and amortization	26,701,000	18,602,000	53,451,000	35,913,000
Interest expense and net (gain) loss on derivative financial instruments	11,397,000	6,754,000	21,239,000	14,194,000
Less:
Interest and dividend income	(26,000)	(34,000)	(144,000)	(50,000)

Net operating income	$46,350,000	$31,239,000	$93,384,000	$62,321,000

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

The table below presents, as of June 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$4,000,000	$47,873,000	$26,933,000	$49,991,000	$72,265,000	$272,031,000	$473,513,000	$509,472,000

Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2011) — fixed	6.01%	6.37%	5.81%	6.42%	5.41%	6.07%	6.02%	—

Variable rate debt — principal payments	$54,952,000	$913,000	$126,365,000	$8,990,000	$—	$—	$191,220,000	$190,721,000

Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2011) — variable	2.05%	1.98%	3.69%	3.84%	—	—	3.22%	—

Mortgage loans and secured term loan payable were $664,733,000 ($667,540,000, including premium) as of June 30, 2011. As of June 30, 2011, we had fixed and variable rate mortgage loans and our secured real estate term loan with effective interest rates ranging from 1.69% to 12.75% per annum and a weighted average effective interest rate of 4.96% per annum. We had $473,513,000 ($476,320,000, including premium) of fixed rate debt, or 71.2% of mortgage loans and secured term loan payable, at a weighted average interest rate of 6.02% per annum and $191,220,000 of variable rate debt, or 28.8% of mortgage loans and secured term loan payable, at a weighted average interest rate of 2.35% per annum as of June 30, 2011.

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

As of June 30, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2011, we were not involved in any such legal proceedings.

Item 1A. Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, except as noted below.

Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, availability to make additional investments or our ability to dispose of our investments.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid, without limitation, with borrowed funds or offering proceeds, including DRIP proceeds.

The amount of the distributions we make to our stockholders will be determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT, as well as any liquidity event alternatives we may pursue. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share based on a $10.00 share price, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, and we have continued to declare distributions at that rate through October 2011. However, our board may reduce our distribution rate and we cannot guarantee the amount and timing of distributions paid in the future, if any.

If our cash flow from operations is less than the distributions our board of directors determines to pay, we would be required to pay our distributions, or a portion thereof, with borrowed funds or offering proceeds, including DRIP proceeds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In the past we have paid a portion of our distributions using borrowed funds or offering proceeds, and we may continue to use borrowed funds or offering proceeds in the future to pay distributions. For the six months ended June 30, 2011, we paid distributions to our stockholders of $78,154,000 ($41,011,000 in cash and $37,143,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $60,786,000. The remaining $17,368,000 of distributions paid in excess of our cash flow from operations, or 22%, was paid using the proceeds from our offerings, including DRIP proceeds. In addition, the DRIP may be terminated at any time by our board of directors and may be amended at any time by our board of directors, at its sole discretion, upon 10 days’ notice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On September 20, 2006, we commenced a best efforts public offering pursuant to our Registration Statement on Form S-11 (File No. 333-133652, effective September 20, 2006), or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share and up to 21,052,632 shares of our common stock pursuant to our DRIP, at $9.50 per share, aggregating up to $2,200,000,000. The initial offering expired on March 19, 2010. Total subscriptions under our initial offering were 147,587,285 shares of our common stock, or $1,473,936,000, excluding shares of our common stock issued under the DRIP.

On March 19, 2010, we commenced a best efforts public offering pursuant to our Registration Statement on Form S-11 (File No. 333-158418, effective March 19, 2010), or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in our primary offering on February 28, 2011. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by the end of business March 31, 2011 were accepted. Total subscriptions under our follow-on offering were 73,086,260 shares of our common stock, or $721,719,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time.

As of June 30, 2011, we have incurred for our initial and follow-on offerings an aggregate of $39,523,000 in dealer manager fees, $145,813,000 in selling commissions and $2,464,000 in due diligence expense reimbursements. We have also incurred organizational and offering expenses of $27,298,000 related to our initial and follow-on offerings. Total net offering proceeds for our initial and follow-on offerings, after deducting these expenses, totaled $1,980,557,000.

As of June 30, 2011, we have used substantially all of these net offering proceeds to make our 78 geographically diverse portfolio acquisitions, repay debt incurred in connection with such acquisitions and pay acquisition costs. We also used a portion of these proceeds during our initial offering to pay distributions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended June 30, 2011, we repurchased shares of our common stock as follows:

Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased as Part of	of Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs(2)

April 1, 2011 to April 30, 2011	1,010,980	$9.65	1,010,980	$—
May 1, 2011 to May 31, 2011	—	—	—	$—
June 1, 2011 to June 30, 2011	1,313	$9.52	1,313	$—

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again effective January 1, 2011. From inception through June 30, 2011, we had repurchased 9,122,160 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be suspended or terminated at our board of directors’ discretion.

(2)	Repurchases under our share repurchase plan are subject to the discretion of our board of directors. The plan provides that repurchases are subject to funds being available and are limited in any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. The plan also provides that we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding, and that funding for repurchases will come exclusively from and will be limited to proceeds we receive from the sale of shares under our DRIP during such quarter. During the three months ended June 30, 2011, we were unable to repurchase 2,724,700 shares requested to be repurchased due to these limitations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved.

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

Healthcare Trust of America, Inc.

(Registrant)

August 15, 2011	By:	/s/ Scott D. Peters

Date		Scott D. Peters
Chief Executive Officer, President, and Chairman (Principal executive officer)

August 15, 2011	By:	/s/ Kellie S. Pruitt

Date		Kellie S. Pruitt
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Fourth Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).
3.2		Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Commission File. No. 333-133652) filed on April 28, 2006 and incorporated herein by reference).
3.3		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference).
3.4		Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective January 1, 2011 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).
4.1		Amended and Restated Distribution Reinvestment Plan (included as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-158418) filed on Form S-3 on August 12, 2011 and incorporated herein by reference).
10.1		Amendment No. 1 to Credit Agreement by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., Compass Bank, The Bank of Nova Scotia, Union Bank, N.A., and Sumitomo Mitsui Banking Corporation and the Lenders Party Hereto, dated May 13, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2011 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.