Form 10-Q
period 2011-09-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2011-11-14
CIK 1360604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-53206

Healthcare Trust of America, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

(480) 998-3478

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 9, 2011, there were 228,282,934 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4
	Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Reserved	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		50

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Healthcare Trust of America, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Real estate investments, net	$1,785,287,000	$1,797,463,000
Real estate notes receivable, net	58,850,000	57,091,000
Cash and cash equivalents	122,303,000	29,270,000
Accounts and other receivables, net	14,838,000	16,385,000
Restricted cash and escrow deposits	17,942,000	26,679,000
Identified intangible assets, net	279,294,000	304,355,000
Other assets, net	55,560,000	40,552,000

Total assets	$2,334,074,000	$2,271,795,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage and secured term loans payable, net	$650,111,000	$699,526,000
Outstanding balance on unsecured revolving credit facility	—	7,000,000
Accounts payable and accrued liabilities	48,425,000	43,033,000
Derivative financial instruments—interest rate swaps	2,104,000	1,527,000
Security deposits, prepaid rent and other liabilities	20,313,000	16,168,000
Identified intangible liabilities, net	12,198,000	13,428,000

Total liabilities	733,151,000	780,682,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners	3,784,000	3,867,000
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 227,611,070 and 202,643,705 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2,278,000	2,026,000
Additional paid-in capital	2,022,398,000	1,795,413,000
Accumulated deficit	(427,537,000)	(310,193,000)

Total stockholders’ equity	1,597,139,000	1,487,246,000

Total liabilities and equity	$2,334,074,000	$2,271,795,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$68,291,000	$50,847,000	$203,960,000	$139,640,000
Interest income from mortgage notes receivable and other income	1,649,000	1,649,000	4,946,000	5,937,000

Total revenues	69,940,000	52,496,000	208,906,000	145,577,000
Expenses:
Rental expenses	22,883,000	17,837,000	68,465,000	47,587,000
General and administrative	8,160,000	5,096,000	22,223,000	12,781,000
Acquisition-related expenses (Note 3)	404,000	1,019,000	1,827,000	6,845,000
Depreciation and amortization	27,360,000	19,854,000	80,811,000	55,767,000

Total expenses	58,807,000	43,806,000	173,326,000	122,980,000

Income before other income (expense)	11,133,000	8,690,000	35,580,000	22,597,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest expense related to mortgage loan payables and credit facility	(9,936,000)	(6,183,000)	(29,875,000)	(18,581,000)
Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	(980,000)	(1,523,000)	(2,280,000)	(3,319,000)
Interest and dividend income	17,000	24,000	161,000	74,000

Net income	234,000	1,008,000	3,586,000	771,000

Less: Net (income) loss attributable to noncontrolling interest of limited partners	(9,000)	125,000	(40,000)	60,000

Net income attributable to controlling interest	$225,000	$1,133,000	$3,546,000	$831,000

Net income per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted	$0.00	$0.01	$0.02	$0.01

Weighted average number of shares outstanding —
Basic	229,390,941	166,281,800	224,151,270	155,480,689

Diluted	229,568,328	166,480,852	224,328,657	155,679,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	38,890,967	392,000	377,843,000	—	378,235,000
Offering costs	—	—	(38,580,000)	—	(38,580,000)
Issuance of restricted common stock	210,000	—	—	—	—
Amortization of nonvested share based compensation	—	—	879,000	—	879,000
Issuance of common stock under the DRIP	4,269,072	43,000	40,513,000	—	40,556,000
Repurchase of common stock	(3,277,584)	(33,000)	(31,140,000)	—	(31,173,000)
Distributions	—	—	—	(85,435,000)	(85,435,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net income attributable to controlling interest	—	—	—	831,000	831,000

BALANCE — September 30, 2010	180,683,141	$1,807,000	$1,601,485,000	$(266,387,000)	$1,336,905,000

BALANCE — December 31, 2010	202,643,705	$2,026,000	$1,795,413,000	$(310,193,000)	$1,487,246,000
Issuance of common stock	21,787,095	221,000	211,412,000	—	211,633,000
Offering costs	—	—	(15,858,000)	—	(15,858,000)
Issuance of restricted common stock	85,000	—	—	—	—
Amortization of nonvested share based compensation	—	—	2,559,000	—	2,559,000
Issuance of common stock under the DRIP	5,959,958	60,000	56,560,000	—	56,620,000
Repurchase of common stock	(2,864,688)	(29,000)	(27,688,000)	—	(27,717,000)
Distributions	—	—	—	(120,890,000)	(120,890,000)
Net income attributable to controlling interest	—	—	—	3,546,000	3,546,000

BALANCE — September 30, 2011	227,611,070	$2,278,000	$2,022,398,000	$(427,537,000)	$1,597,139,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,586,000	$771,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount and lease inducements)	76,432,000	51,114,000
Stock based compensation, net of forfeitures	2,679,000	879,000
Bad debt expense	816,000	379,000
Change in fair value of derivative financial instruments	1,163,000	(4,571,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	880,000	(2,691,000)
Other assets	(4,660,000)	(1,715,000)
Accounts payable and accrued liabilities	4,688,000	9,393,000
Accounts payable due to affiliates, net	—	(3,769,000)
Security deposits, prepaid rent and other liabilities	676,000	(167,000)

Net cash provided by operating activities	86,260,000	49,623,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(29,733,000)	(277,980,000)
Capital expenditures	(9,296,000)	(13,719,000)
Restricted cash and escrow deposits	(5,726,000)	(10,341,000)
Release of restricted cash	14,463,000	—
Real estate deposits	—	(2,073,000)
Real estate deposits paid	(3,250,000)	—
Real estate deposits used	3,750,000	—

Net cash used in investing activities	(29,792,000)	(304,113,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	125,500,000	79,125,000
Purchase of noncontrolling interest	—	(3,900,000)
Payments on unsecured revolving credit facility	(7,000,000)	—
Payments on mortgage loans payable and demand note	(181,236,000)	(83,810,000)
Derivative financial instruments termination payments	—	(793,000)
Proceeds from issuance of common stock	211,633,000	380,255,000
Deferred financing costs	(3,330,000)	(2,328,000)
Security deposits	145,000	855,000
Repurchase of common stock	(27,717,000)	(31,173,000)
Payment of offering costs	(18,193,000)	(38,580,000)
Distributions	(63,001,000)	(42,870,000)
Distributions to noncontrolling interest limited partner	(236,000)	(106,000)

Net cash provided by financing activities	36,565,000	256,675,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	93,033,000	2,185,000
CASH AND CASH EQUIVALENTS — Beginning of period	29,270,000	219,001,000

CASH AND CASH EQUIVALENTS — End of period	$122,303,000	$221,186,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$35,014,000	$22,513,000
Income taxes	$567,000	$149,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,236,000	$3,813,000
The following represents the significant increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Assumed mortgage loans payable, net	$6,657,000	$45,938,000
Net change in security deposits, prepaid rent, and other liabilities	$—	$13,979,000
Issuance of operating partnership units in connection with Fannin acquisition	$—	$1,557,000
Financing Activities:
Issuance of common stock under the DRIP	$56,620,000	$40,556,000
Distributions declared but not paid including stock issued under the DRIP	$13,593,000	$10,575,000
Accrued offering costs	$—	$730,000
Adjustment to redeemable noncontrolling interests	$—	$(275,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the Three and Nine Months Ended September 30, 2011 and 2010

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

As of September 30, 2011, we had made 78 portfolio acquisitions comprising approximately 11,107,000 square feet of gross leasable area, or GLA, which includes 242 buildings and two real estate-related assets. The aggregate purchase price of these acquisitions was $2,303,402,000. As of September 30, 2011, the average occupancy of these properties, including leases signed but not yet commenced, was approximately 91%.

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

Basis of Presentation

Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of September 30, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of September 30, 2011 and December 31, 2010, approximately 0.07% and 0.08%, respectively, of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010 (see Note 13).

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our interim condensed consolidated financial statements.

Certain amounts presented in the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2010 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2011. In our previously issued statement of operations for the three and nine months ended September 30, 2010, interest expense related to our derivative financial instruments in the amounts of $2,297,000 and $7,890,000, respectively, was presented within the line item entitled “Interest expense related to mortgage loan payables, credit facility, and derivative instruments”. These amounts have been reclassified to conform to current-period presentation and now are included within the line item entitled “Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments” in our interim condensed consolidated statements of operations.

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

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Included in ASC 820, Fair Value Measurement), or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We will adopt ASU 2011-04 in fiscal 2012. We are currently evaluating the impact ASU 2011-04 will have on our condensed consolidated financial statements.

Business Combination Pronouncements

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 has not had a material impact on our condensed consolidated financial statements.

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

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

3. Real Estate Investments, Net

Our investments in our consolidated properties consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Land	$168,069,000	$167,123,000
Building and improvements	1,765,681,000	1,735,453,000
Furniture and equipment	10,000	10,000

	1,933,760,000	1,902,586,000

Less: accumulated depreciation	(148,473,000)	(105,123,000)

	$1,785,287,000	$1,797,463,000

Depreciation expense for the three months ended September 30, 2011 and 2010 was $16,735,000 and $12,552,000, respectively, and depreciation expense for the nine months ended September 30, 2011 and 2010 was $48,908,000 and $34,985,000, respectively.

At December 31, 2010, we determined that four buildings within our Senior Care 1 portfolio, which is a portfolio consisting of six buildings located in various cities throughout Texas and California, met the criteria for classification as held for sale properties. Accordingly, we separately presented the assets and liabilities of these buildings on our consolidated balance sheet and included the operations of such properties within discontinued operations on our consolidated statement of operations for all periods presented. Additionally, we ceased recording depreciation and amortization related to these properties following their held for sale designation. As of September 30, 2011, further communication with the potential buyer has indicated that the buyer will not purchase the properties, and we are not actively marketing these properties for sale to other third parties.

We have determined that, as of September 30, 2011, it is appropriate to reclassify the assets and liabilities of these properties out of held for sale on our interim condensed consolidated balance sheet and to include the results of their operations within those of our operating properties on our interim condensed consolidated statement of operations for all periods presented. We measured the assets to be reclassified at the lower of their carrying amounts before they were classified as held for sale (adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and use) or their fair value at the date of the subsequent decision not to sell. As such, we recorded $851,000 in depreciation and amortization for the three and nine months ended September 30, 2011, which represents depreciation and amortization on these properties from January 1, 2011 through September 30, 2011.

Property Acquisitions during the nine months ended September 30, 2011

During the nine months ended September 30, 2011, we completed the acquisition of one two-building property portfolio as well as purchased additional buildings within two of our existing portfolios. The aggregate purchase price of these properties was $36,314,000. See Note 16, Business Combinations, for the allocation of the purchase price of the acquired properties to tangible assets and to identified intangible assets and liabilities based on their respective fair values. A portion of the aggregate purchase price for these acquisitions was initially financed or subsequently secured by $6,581,000 in mortgage loans payable. Total acquisition-related expenses of $1,827,000 include amounts for legal fees, closing costs, due diligence, future acquisitions, and other costs.

Acquisitions completed during the nine months ended September 30, 2011 are set forth below:

Property	Property Location	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)
Phoenix Portfolio — Paseo(2)	Phoenix, AZ	2/11/11	100%	$3,762,000	$2,147,000
Columbia Portfolio — Northern Berkshire(2)	North Adams, MA	2/16/11	100	9,182,000	4,434,000
Holston Medical Portfolio	Bristol, TN	3/24/11	100	23,370,000	—

				$36,314,000	$6,581,000

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

(2)	Represent purchases of additional medical office buildings during the nine months ended September 30, 2011 that are within portfolios we had previously acquired.

4. Real Estate Notes Receivable, Net

Real estate notes receivable, net consisted of the following as of September 30, 2011 and December 31, 2010:

Property Name Location of Property	Property Type	Interest Rate		Maturity Date	September 30, 2011	December 31, 2010
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95%	(1)	11/01/11	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	5.95	(1)	11/01/11	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	5.85	(2)	11/01/11	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	7.76	(3)	12/01/14	41,150,000	41,150,000

Total real estate notes receivable					61,150,000	61,150,000
Add: Notes receivable closing costs, net					362,000	540,000
Less: discount, net(4)					(2,662,000)	(4,599,000)

Real estate notes receivable, net					$58,850,000	$57,091,000

(1)	The effective interest rate associated with these notes as of September 30, 2011 is 7.93%.
(2)	The effective interest rate associated with these notes as of September 30, 2011 is 7.80%.
(3)	Represents an average interest rate for the life of the note with an effective interest rate of 8.6%.
(4)	The discount is amortized on a straight-line basis over the respective life of each note.

We monitor the credit quality of our real estate notes receivable portfolio on an ongoing basis by tracking possible credit quality indicators. As of September 30, 2011 and December 31, 2010, all of our real estate notes receivable were current and we have not provided for any allowance for losses on notes receivable. Additionally, as of September 30, 2011 and December 31, 2010, we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the nine months ended September 30, 2011 and 2010.

See Note 19, Subsequent Events, for information regarding the amendments made to the MacNeal and St. Luke’s notes receivable, which were executed on November 1, 2011. As further discussed in Note 19, these amendments impacted the term and interest rate associated with each note.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

5. Identified Intangible Assets, Net

Identified intangible assets, net, consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
In place leases, net of accumulated amortization of $42,197,000 and $43,185,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 147 months and 154 months as of September 30, 2011 and December 31, 2010, respectively)	$112,580,000	$124,330,000
Above market leases, net of accumulated amortization of $7,263,000 and $5,971,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 83 months and 89 months as of September 30, 2011 and December 31, 2010, respectively)	15,284,000	17,943,000
Tenant relationships, net of accumulated amortization of $36,884,000 and $23,937,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 166 months and 168 months as of September 30, 2011 and December 31, 2010, respectively)	125,247,000	136,021,000
Below market leasehold interests, net of accumulated amortization of $1,140,000 and $526,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 836 months and 855 months as of September 30, 2011 and December 31, 2010, respectively)	26,183,000	26,061,000

	$279,294,000	$304,355,000

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2011 and 2010 was $11,425,000 and $7,915,000, respectively, which included $882,000 and $735,000, respectively, of amortization recorded against rental income for above market leases and $206,000 and $85,000, respectively, of amortization recorded against rental expenses for below market leasehold interests. Amortization expense recorded on the identified intangible assets for the nine months ended September 30, 2011 and 2010 was $34,416,000 and $22,547,000, respectively, which included $2,681,000 and $2,054,000, respectively, of amortization recorded against rental income for above market leases and $615,000 and $245,000, respectively, of amortization recorded against rental expenses for below market leasehold interests.

6. Other Assets, Net

Other assets, net, consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred financing costs, net of accumulated amortization of $3,858,000 and $5,015,000 as of September 30, 2011 and December 31, 2010, respectively	$9,254,000	$8,620,000
Lease commissions, net of accumulated amortization of $1,685,000 and $1,132,000 as of September 30, 2011 and December 31, 2010, respectively	6,323,000	4,275,000
Lease inducements, net of accumulated amortization of $582,000 and $527,000 as of September 30, 2011 and December 31, 2010, respectively	1,204,000	1,284,000
Deferred rent receivable (net of allowance)	27,032,000	17,422,000
Prepaid expenses, deposits and other	11,747,000	8,951,000

	$55,560,000	$40,552,000

Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the three months ended September 30, 2011 and 2010 was $1,268,000 and $679,000, respectively, of which $907,000 and $424,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $75,000 and $60,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations. Amortization and depreciation expense recorded on deferred financing costs, lease commissions, lease inducements and other assets for the nine months ended September 30, 2011 and 2010 was $3,721,000 and $2,063,000, respectively, of which $2,776,000 and $1,366,000, respectively, of amortization was recorded against interest expense for deferred financing costs and $162,000 and $188,000, respectively, of amortization was recorded against rental income for lease inducements in our accompanying interim condensed consolidated statements of operations.

7. Mortgage Loans Payable, Net and Secured Real Estate Term Loan

Mortgage loans payable, net, and secured real estate term loan payable were $647,404,000 ($650,111,000, including premium) and $696,558,000 ($699,526,000, including premium) as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had fixed and variable rate mortgage loans and a secured real estate term loan (discussed in further detail below) with

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

effective interest rates ranging from 1.74% to 12.75% per annum and a weighted average effective interest rate of 5.05% per annum. As of September 30, 2011, we had $471,571,000 ($474,278,000, including premium) of fixed rate debt, or 72.8% of our mortgage loans payable and secured real estate term loan, at a weighted average interest rate of 6.02% per annum and $175,833,000 of variable rate debt, or 27.2% of our mortgage loans payable and secured real estate term loan, at a weighted average interest rate of 2.43% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.61% to 12.75% per annum and a weighted average effective interest rate of 4.95% per annum. As of December 31, 2010, we had $470,815,000 ($473,783,000, including premium) of fixed rate debt, or 67.6% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $225,743,000 of variable rate debt, or 32.4% of mortgage loans payable, at a weighted average interest rate of 2.72% per annum.

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of September 30, 2011, equated to 2.58%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.08%. The weighted average rate on these four loans prior to the refinancing was 4.18% (including the impact of interest rate swaps). The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

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

We are required by the terms of the applicable loan documents related to our mortgage loans payable and secured term loan to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2011, we believe that we were in compliance with all such financial covenants and requirements on our mortgage loans payable and secured term loan. As of December 31, 2010, we were in compliance with all such financial covenants and requirements on $638,558,000 of our mortgage loans payable and had made appropriate adjustments to comply with such covenants on $58,000,000 of our mortgage loans payable by maintaining a deposit of $12,000,000 within a restricted collateral account. On May 3, 2011, we paid off this $58,000,000 principal balance and thus withdrew our deposit of $12,000,000 from the restricted collateral account.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Mortgage loans payable, net, and secured term loan consisted of the following as of September 30, 2011 and December 31, 2010:

Property	Interest Rate		Maturity Date	September 30, 2011(a)	December 31, 2010(b)
Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%		09/01/16	$9,044,000	$9,121,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12		10/01/16	4,221,000	4,256,000
The Gallery Professional Building	5.76		03/01/17	5,966,000	6,000,000
Lenox Office Park, Building G	5.88		02/01/17	11,917,000	12,000,000
Commons V Medical Office Building	5.54		06/11/17	9,565,000	9,672,000
Yorktown Medical Center and Shakerag Medical Center	5.52		05/11/17	13,303,000	13,434,000
Thunderbird Medical Plaza	5.67		06/11/17	13,601,000	13,740,000
Gwinnett Professional Center	5.88		01/01/14	5,339,000	5,417,000
Northmeadow Medical Center	5.99		12/01/14	7,418,000	7,545,000
Medical Portfolio 2	5.91		07/01/13	13,868,000	14,024,000
Renaissance Medical Centre	5.38		09/01/15	18,207,000	18,464,000
Renaissance Medical Centre	12.75		09/01/15	1,238,000	1,240,000
Medical Portfolio 4	5.50		06/01/19	6,255,000	6,404,000
Medical Portfolio 4	6.18		06/01/19	1,605,000	1,625,000
Marietta Health Park	5.11		11/01/15	7,200,000	7,200,000
Hampden Place	5.98		01/01/12	8,367,000	8,551,000
Greenville — Patewood	6.18		01/01/16	35,273,000	35,609,000
Greenville — Greer	6.00		02/01/17	8,332,000	8,413,000
Greenville — Memorial	6.00		02/01/17	4,411,000	4,454,000
Greenville — MMC	6.25		06/01/20	22,537,000	22,743,000
Sun City-Note B	6.54		09/01/14	14,649,000	14,819,000
Sun City-Note C	6.50		09/01/14	4,319,000	4,412,000
Sun City Note D	6.98		09/01/14	13,699,000	13,839,000
King Street	5.88		03/05/17	6,247,000	6,429,000
Wisconsin MOB II — Mequon	6.25		07/10/17	9,863,000	9,952,000
Balfour Concord — Denton	7.95		08/10/12	4,489,000	4,592,000
Pearland-Broadway	5.57		09/01/12	2,329,000	2,361,000
7900 Fannin-Note A	7.30		01/01/21	21,627,000	21,783,000
7900 Fannin-Note B	7.68		01/01/16	814,000	819,000
Deaconess — Evansville	4.90		08/06/15	20,921,000	21,151,000
Overlook	6.00		11/05/16	5,346,000	5,408,000
Triad	5.60		09/01/22	11,841,000	11,961,000
Santa Fe — Building 1640	5.57		07/01/15	3,501,000	3,555,000
Rendina — Wellington	5.97		12/01/16	8,227,000	8,296,000
Rendina — Gateway	6.49		09/01/18	10,449,000	10,596,000
Columbia — Patroon Creek Note A	6.10		06/01/16	22,832,000	23,123,000
Columbia — Patroon Creek Note B	6.10		06/01/16	853,000	890,000
Columbia — 1092 Madison	6.25		02/01/18	1,974,000	2,006,000
Columbia — FL Orthopaedic	5.45		07/10/13	6,858,000	7,041,000
Columbia — Capital Region Health Park	6.51		07/10/12	21,734,000	22,309,000
Columbia — Putnam	5.33		05/01/15	19,088,000	19,329,000
Columbia — CDPHP	5.40		06/01/16	20,936,000	21,182,000
Phoenix — Estrella	6.26		08/01/17	20,513,000	20,695,000
Phoenix — MOB IV	6.01		06/11/17	4,307,000	4,355,000
Phoenix — Paseo	6.32		10/11/16	2,126,000	—
Columbia — N. Berkshire	6.01		12/11/12	4,362,000	—

Total fixed rate debt				471,571,000	470,815,000
Variable Rate Debt:
Chesterfield Rehabilitation Center	1.89	(c)	12/30/11	21,340,000	22,000,000
Park Place Office Park	1.79	(c)	12/31/10	— (d)	10,943,000
Highlands Ranch Medical Plaza	1.79	(c)	12/31/10	— (e)	8,853,000
Medical Portfolio 1	1.92	(c)	02/28/11	— (e)	19,580,000
Medical Portfolio 3	2.49	(c)	06/26/11	— (d)	58,000,000
SouthCrest Medical Plaza	2.44	(c)	06/30/11	— (e)	12,870,000
Wachovia Pool Loans	4.65	(c)	06/30/11	— (e)	48,666,000
Cypress Station Medical Office Building	1.99	(c)	09/01/11	— (d)	7,043,000
Decatur Medical Plaza	2.24	(c)	09/26/11	— (d)	7,900,000
Mountain Empire Portfolio	2.42	(c)	09/27/12	18,053,000	18,408,000
Wells Fargo Secured Real Estate Term Loan	2.59	(c)	12/31/13	125,500,000	—
Sun City-Sun 1	1.74	(c)	12/31/14	1,584,000	2,000,000
Sun City-Sun 2	1.74	(c)	12/31/14	9,356,000	9,480,000

Total variable rate debt				175,833,000	225,743,000

Total fixed and variable debt				647,404,000	696,558,000

Add: Net premium				2,707,000	2,968,000

Mortgage loans payable, net				$650,111,000	$699,526,000

(a)	As of September 30, 2011, we had variable rate mortgage loans on 3 of our properties, as well as a real estate term loan secured by certain of our properties, with effective interest rates ranging from 1.74% to 2.59% per annum and a weighted average effective interest rate of 2.43% per annum. However, as of September 30, 2011, we had fixed rate interest rate swaps and caps on the entire principal balances of our Mountain Empire and Sun City-Sun 2 variable rate mortgage loans payable as well as on $75,000,000 of our secured real estate term loan, thereby effectively fixing our interest rates on those debt instruments at 5.87%, 2.00%, and 3.42%, respectively.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

(b)	As of December 31, 2010, we had variable rate mortgage loans on 15 of our properties with effective interest rates ranging from 1.76% to 4.65% per annum and a weighted average effective interest rate of 2.72% per annum. As of December 31, 2010, we had fixed rate interest rate swaps and caps on our Medical Portfolio 1, Decatur, Mountain Empire, and Sun City-Sun 2 variable rate mortgage loans payable, thereby effectively fixing our interest rates on those mortgage loans payable at 5.23%, 5.16%, 5.87%, and 2.00%, respectively.
(c)	Represents the interest rate in effect as of September 30, 2011.
(d)	Represent loan balances that we have repaid during the nine months ended September 30, 2011.
(e)	Represent bank loans, the aggregate principal balance of which as of December 31, 2010 was $89,969,000, which were refinanced using the proceeds of our $125,500,000 senior secured real estate term loan, as discussed above within this Note 7. We closed on this term loan with Wells Fargo Bank on February 1, 2011.

As of September 30, 2011, the principal payments due on our mortgage loans payable and secured term loan for the three months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2011	$23,686,000
2012	66,721,000
2013	153,358,000
2014	58,981,000
2015	72,625,000
Thereafter	272,033,000

Total	$647,404,000

The table above does not reflect all available extension options. Of the amounts maturing in 2011, $21,340,000 have a one-year extension option available. Of the amounts maturing in 2012, $18,053,000 have a one-year extension option available.

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

As of September 30, 2011 and December 31, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded within the line item entitled “Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments” in our accompanying condensed consolidated statements of operations.

The following table lists the derivative financial instruments held by us as of September 30, 2011:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$16,663,000	LIBOR	5.87%	(1,097,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	(1,007,000)	Swap	12/31/13
9,368,000	LIBOR	2.00	94,000	Cap	12/31/14

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The following table lists the derivative financial instruments held by us as of December 31, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$19,507,000	LIBOR	5.23%	(109,000)	Swap	01/31/11
7,900,000	LIBOR	5.16	(185,000)	Swap	09/26/11
16,912,000	LIBOR	5.87	(1,233,000)	Swap	09/28/13
75,000,000	LIBOR	3.42	297,000	Swap	12/31/13
9,480,000	LIBOR	2.00	383,000	Cap	12/31/14

As of September 30, 2011 and December 31, 2010, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$—	Other Assets	$297,000	Derivative Financial Instruments	$2,104,000	Derivative Financial Instruments	$1,527,000
Interest Rate Cap	Other Assets	$94,000	Other Assets	$383,000

For the three and nine months ended September 30, 2011 and 2010, the change in fair value of our derivative financial instruments had the following effect on our condensed consolidated statements of operations:

Derivatives not designated as hedging instruments under:	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized Three Months Ended		Amount of Gain (Loss) Recognized Nine Months Ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Rate Swaps	Gain (loss) on derivative instruments	$(419,000)	$966,000	$(874,000)	$5,206,000
Interest Rate Cap	Gain (loss) on derivative instruments	$(170,000)	$(192,000)	$(289,000)	$(635,000)

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2011 and December 31, 2010, there have been no termination events or events of default related to the interest rate swaps.

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

On May 13, 2011, we increased the unsecured credit facility from an aggregate maximum principal amount of $275,000,000 to $575,000,000 as well as extended its maturity date from November 2013 to May 2014, pursuant to an amendment to the credit agreement.

The actual amount of credit available under the credit agreement is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit agreement. Subject to the terms of the credit agreement, the maximum principal amount of the credit agreement may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders under the credit agreement. Borrowings under this unsecured credit facility accrue interest at a rate per annum equal to the

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Adjusted LIBO Rate plus a margin ranging from 2.50% to 3.50% based on our operating partnership’s total leverage ratio, which we refer to as Eurodollar loans. Our operating partnership is required to pay a fee on the unused portion of the lenders’ commitments under the credit agreement at a rate dependent on the proportion of the average daily used amount to the lenders’ commitments. The margin associated with borrowings during the three and nine months ended September 30, 2011 was 2.50% and the average daily commitment fee for both the three and nine months ended September 30, 2011 was 0.5%. As of September 30, 2011 and December 31, 2010, we had $0 and $7,000,000, respectively, outstanding on our unsecured revolving credit facility. The $7,000,000 drawn as of December 31, 2010 for the purpose of funding the acquisition of operating properties was repaid in full on January 31, 2011.

The credit agreement contains various affirmative and negative covenants that we believe are usual and customary for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us and we may not make cash distributions to our stockholders in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012 and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. Shares of our common stock issued under the DRIP are not subject to the limitation on distribution payments. Additionally, the credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; a minimum ratio of unencumbered net operating income to unsecured indebtedness; and a minimum ratio of unencumbered asset value to total commitments. As of September 30, 2011 and December 31, 2010, we were in compliance with all applicable covenants and we believe we will remain in compliance in the quarter ending December 31, 2011. In addition, the credit agreement includes events of default that we believe are usual for facilities and transactions of this type, including restricting us from making distributions to our stockholders in the event we are in default under the credit agreement, except to the extent necessary for us to maintain our REIT status.

10. Identified Intangible Liabilities, Net

Identified intangible liabilities, net, consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Below market leases, net of accumulated amortization of $3,848,000 and $4,550,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 207 months and 213 months as of September 30, 2011 and December 31, 2010, respectively)	$8,498,000	$9,640,000
Above market leasehold interests, net of accumulated amortization of $127,000 and $40,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 732 months and 738 months as of September 30, 2011 and December 31, 2010, respectively)	$3,700,000	$3,788,000

Total	$12,198,000	$13,428,000

Amortization expense recorded on the identified intangible liabilities attributable to our properties for the three months ended September 30, 2011 and 2010 was $478,000 and $421,000, respectively, which included $447,000 and $409,000, respectively, of amortization recorded to rental income for below market leases and $31,000 and $12,000, respectively, of amortization recorded within rental expense for above market leasehold interests. Amortization expense recorded on the identified intangible liabilities attributable to our properties for the nine months ended September 30, 2011 and 2010 was $1,346,000 and $1,301,000, respectively, which included $1,258,000 and $1,276,000, respectively, of amortization recorded to rental income for below market leases and $88,000 and $25,000, respectively, of amortization recorded within rental expense for above market leasehold interests.

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

Other Organizational and Offering Expenses

During the time that we were offering shares under our initial and follow-on offerings as a self-managed company, we were responsible for all of our organizational and offering expenses. These other organizational and offering expenses included all expenses (other than selling commissions and dealer manager fees, which generally represented 7.0% and 3.0% of our gross offering proceeds, respectively) paid by us in connection with our initial and follow-on offerings.

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

We cannot assure you that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts our proposal, we may be required to pay a penalty if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we will pay a deficiency dividend pursuant to the deficiency dividend provisions of Section 860 of the Internal Revenue Code of 1986, as amended, or the Code, in the amount necessary to permit us to continue our qualification as a REIT and to satisfy our distribution requirements. We estimate a probable loss of $200,000 if we obtain the closing agreement. If we cannot obtain a closing agreement, we would likely pursue the deficiency dividend procedure which would require us to pay a penalty of approximately $500,000.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12. Related Party Transactions

We are a fully integrated REIT that completed our transition to a self-managed company in the third quarter of 2009. On October 18, 2010, we and our former advisor and certain of its affiliates entered into a redemption, termination, and release agreement, or the Redemption Agreement, pursuant to which we purchased the limited partner interest and all rights held by our former advisor in our operating partnership. In addition, pursuant to the Redemption Agreement, the parties resolved all monetary claims and other matters between them, and entered into certain mutual and other releases. For the three and nine months ended September 30, 2011, we have engaged in no material related party transactions.

13. Redeemable Noncontrolling Interest of Limited Partners

As of September 30, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%,

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

respectively, general partner interest in our operating partnership. As of September 30, 2011, and December 31, 2010, approximately 0.07% and 0.08% of our operating partnership was owned by individual investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin Medical Office Building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate, as of September 30, 2011, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.

On June 30, 2010, we completed the acquisition of the majority interest in the Fannin partnership, which owns the 7900 Fannin Medical Office Building located in Houston, Texas on the Texas Medical Center campus. At closing, we acquired the general partner interest and 84% of the limited partner interests in the Fannin partnership. The original investors, each of whom was a physician practicing at the Fannin medical office building at the time of acquisition, were provided the right to remain in the Fannin partnership, receive limited partner units in our operating partnership, and/or receive cash. Some of the original investors elected to remain in the Fannin partnership post-closing as limited partners. Those investors electing to remain in the Fannin partnership or to receive limited partner units in our operating partnership were provided opportunities for future redemption of their interests/units, exercisable at the option of the holder during periods specified within the agreement.

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

Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with Accounting Series Release 268: Presentation in the Financial Statements of “Redeemable Preferred Stock”, as applied in ASU No. 2009-4, Accounting for Redeemable Equity Instruments. As of September 30, 2011 and 2010, redeemable noncontrolling interest of limited partners was $3,784,000 and $4,049,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2009	$3,549,000
Net loss attributable to noncontrolling interest of limited partners	(60,000)
Distributions	(116,000)
Valuation adjustments to noncontrolling interests	570,000
Purchase of Chesterfield 20% interest	(3,900,000)
Addition of noncontrolling interest attributable to the Fannin acquisition	4,006,000

Balance as of September 30, 2010	$4,049,000

Balance as of December 31, 2010	$3,867,000
Net income attributable to noncontrolling interest of limited partners	40,000
Distributions	(123,000)

Balance as of September 30, 2011	$3,784,000

The $9,000 and $40,000 in net income attributable to noncontrolling interest shown on our September 30, 2011 interim condensed consolidated Statement of Operations reflects net income attributable to the Fannin partnership during the three and nine months ended September 30, 2011, respectively.

14. Stockholders’ Equity

Common Stock

Through September 30, 2011, we granted an aggregate of 893,500 shares of restricted common stock to our independent directors, executive officers, and other employees pursuant to the terms and conditions of our 2006 Incentive Plan and Amended 2006 Incentive Plan, employment agreements, and the employee retention program described in our 2010 Annual Report on Form 10-K, filed on

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

March 25, 2011. Through September 30, 2011, we issued 219,584,454 shares of our common stock to stockholders in connection with our initial offering and follow-on offering and 17,631,823 shares of our common stock under the DRIP, and we repurchased 10,152,707 shares of our common stock under our share repurchase plan. As of September 30, 2011 and December 31, 2010, we had 227,611,070 and 202,643,705 shares of our common stock outstanding, respectively.

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

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering and we registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our follow-on offering. For the three months ended September 30, 2011 and 2010, $19,477,000 and $14,490,000, respectively, in distributions were reinvested and 2,050,186 and 1,525,248 shares of our common stock, respectively, were issued under the DRIP. For the nine months ended September 30, 2011 and 2010, $56,620,000 and $40,556,000, respectively, in distributions were reinvested and 5,959,958 and 4,269,072 shares of our common stock, respectively, were issued under the DRIP. As of September 30, 2011 and December 31, 2010, a total of $167,503,000 and $110,883,000, respectively, in distributions were reinvested and 17,631,823 and 11,671,865 shares of our common stock, respectively, were issued under the DRIP. With the termination of our follow-on offering on February 28, 2011, except for the DRIP, we will periodically review potential alternatives for our DRIP, including the amendment, suspension or termination of the plan.

On August 1, 2011, our board of directors adopted an amended and restated distribution reinvestment plan, or the amended DRIP, which became effective August 11, 2011.

The DRIP originally provided that the purchase price for shares under the DRIP be offered at $9.50 per share for up to 12 months subsequent to the close of our last public offering of shares prior to the potential listing of the shares on a national securities exchange, or a listing. Certain rules and regulations promulgated by the Financial Industry Regulatory Authority, Inc., or FINRA, require that we or a third party firm establish a per share estimated valuation not based on the price to acquire our shares in a public offering not later than 18 months after the conclusion of a public offering.

Our board has determined that it is in the best interests of the company and its stockholders to ensure that we have adequate time to undertake procedures necessary to calculate an estimated value per share as required by FINRA. Accordingly, the amended DRIP provides that the purchase price for shares under the DRIP will initially be offered at $9.50 per share for up to 18 months subsequent to the close of our last public offering of shares prior to a listing. We stopped offering shares in our follow-on offering on February 28, 2011 and therefore we currently anticipate that we will establish a per share valuation for our shares by August 28, 2012. After we publish such valuation, under the amended DRIP participants may acquire shares at 95% of the per share valuation determined by the Company or

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

another firm chosen for that purpose until a listing. From and after the date of a listing, participants may acquire shares at a price equal to 100% of the average daily open and close price per share on the distribution payment date, as reported by the national securities exchange on which the shares are traded.

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

For the three months ended September 30, 2011, we repurchased 1,030,547 shares of our common stock, at an average price of $9.74 per share, for an aggregate amount of $10,033,000. These amounts include repurchases of 5,170 shares, or $52,000, that were processed during the three months ended September 30, 2011 but pertain to transactions initiated and paid during the six months ended June 30, 2011. For the three months ended September 30, 2010, we repurchased 1,257,752 shares of our common stock, at an average price of $9.55 per share, for an aggregate amount of $12,015,000. For the three months ended September 30, 2011 and 2010, we were unable to repurchase a total of 3,484,206 and 0 shares requested to be repurchased, respectively, due to the funding limitations of our share repurchase plan, as described above. For the nine months ended September 30, 2011 and 2010, we repurchased 2,864,688 shares of our common stock, at an average price of $9.68 per share, for an aggregate amount of $27,717,000 and 3,277,584 shares of our common stock, at an average price of $9.51 per share, for an aggregate amount of $31,173,000, respectively. For the nine months ended September 30, 2011 and 2010, we were unable to repurchase a total of 10,289,672 and 0 shares requested to be repurchased, respectively, due to the funding limitations of our share repurchase plan, as described above. As of September 30, 2011 and December 31, 2010, we had repurchased a total of 10,152,707 shares of our common stock, at an average price of $9.55 per share, for an aggregate amount of $96,916,000 and 7,288,019 shares of our common stock, at an average price of $9.49 per share, for an aggregate amount of $69,199,000, respectively.

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

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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

The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial and follow-on offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2011 and 2010, we recognized compensation expense of $1,137,000 and $514,000, respectively, related to the restricted common stock grants. For the nine months ended September 30, 2011 and 2010, we recognized compensation expense of $2,679,000 and $879,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying interim condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.

A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three months ended September 30, 2011 and 2010, 62,500 shares and 32,500 shares, respectively, were settled in cash. For the nine months ended September 30, 2011 and 2010, 104,167 shares and 32,500 shares, respectively, were settled in cash.

As of September 30, 2011 and December 31, 2010, there was approximately $4,433,000 and $4,143,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of September 30, 2011, this expense is expected to be recognized over a remaining weighted average period of 1.9 years.

As of September 30, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $6,193,000 and $4,352,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of September 30, 2011 and December 31, 2010, and the changes for the nine months ended September 30, 2011, is presented below:

	Restricted Common Stock/Units	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	435,168	$10.00
Granted, net	346,000	$10.00
Vested	(135,352)	$10.00
Forfeited	(26,481)	—

Balance — September 30, 2011	619,335	$10.00

Nonvested Shares Expected to vest — September 30, 2011	619,335	$10.00

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

Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Assets and Liabilities at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	—	94,000	—	94,000

Total assets at fair value	$—	$94,000	$—	$94,000

Liabilities
Derivative financial instruments	$—	$(2,104,000)	$—	$(2,104,000)

Total liabilities at fair value	$—	$(2,104,000)	$—	$(2,104,000)

As of September 30, 2011, there have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments	$—	$680,000	$—	$680,000

Total assets at fair value	$43,000	$680,000	$—	$723,000

Liabilities
Derivative financial instruments	$—	$(1,527,000)	$—	$(1,527,000)

Total liabilities at fair value	$—	$(1,527,000)	$—	$(1,527,000)

Financial Instruments Disclosed at Fair Value

ASC 825 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.

Our accompanying interim condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loans payable, net, and borrowings under the credit facility.

We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, net, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of September 30, 2011, the fair value of the mortgage loans payable was $698,114,000 compared to the carrying value of $650,111,000. As of December 31, 2010, the fair value of the mortgage loans payable was $727,370,000 compared to the carrying value of $699,526,000.

The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of September 30, 2011, the fair value of these notes was $67,668,000 as compared to the carrying value of $58,850,000. As of December 31, 2010, the fair value of these notes $67,540,000 as compared to the carrying value of $57,091,000.

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

16. Business Combinations

For the nine months ended September 30, 2011, we completed the acquisition of one new property portfolio as well as expanded two of our existing property portfolios through the purchase of an additional medical office building within each, adding a total of approximately 188,000 square feet of GLA to our property portfolio. The aggregate purchase price for these acquisitions was $36,314,000 plus closing costs of $336,000. See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our interim condensed consolidated statements of operations for the three and nine months ended September 30, 2011 for the periods subsequent to the acquisition dates.

As of September 30, 2011, the aggregate purchase price was allocated in the amount of $945,000 to land, $24,539,000 to building and improvements, $1,794,000 to tenant improvements, $852,000 to lease commissions, $4,867,000 to leases in place, $2,887,000 to tenant relationships, $603,000 to above market leasehold interest in land, $(76,000) to above market debt, $20,000 to above market leases, and $(117,000) to below market leases.

For the nine months ended September 30, 2010, we completed the acquisition of 17 new property portfolios as well as purchased three additional medical office buildings within our existing property portfolios. In addition, we purchased the remaining 20% interest in the JV Company that owns the Chesterfield Rehabilitation Center. These purchases added a total of approximately 1,536,000 square feet of GLA to our overall property portfolio. The aggregate purchase price associated with these acquisitions was $342,745,000 plus closing costs of $3,337,000. The aggregate purchase price was allocated in the amount of $13,986,000 to land, $257,185,000 to building and improvements, $12,406,000 to tenant improvements, $8,114,000 to lease commissions, $18,085,000 to leases in place, $25,138,000 to tenant relationships, $2,200,000 to leasehold interest in land, $(4,171,000) to above market debt, $5,988,000 to above market leases, and $(429,000) to below market leases. These amounts pertained to all acquisitions during the period except for the Chesterfield Rehabilitation Center noncontrolling interest purchase, which was accounted for as an equity transaction and thus it is not included within the aggregate purchase price allocation disclosed herein. Additionally, the allocable portion of the aggregate purchase price did not include $343,000 in certain credits representative of contingent purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

In accordance with ASC 805, Business Combinations, or ASC 805, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships, above or below market debt assumed, and any contingent consideration transferred in the combination.

As of September 30, 2011, we owned one property, purchased during the third quarter of 2010, which is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, which expires August 4, 2012, certain space has not been leased and occupied, we will have no further obligation. The total liability balance associated with the earnout at September 30, 2011, which is recorded within “Security deposits, prepaid rent, and other liabilities” in our interim condensed consolidated balance sheet, was $2,481,000. As of September 30, 2011 no payments under the earnout agreement have been made.

Brief descriptions of the property acquisitions completed for the nine months ended September 30, 2011 are as follows:

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

We recorded revenues and net losses for the three months ended September 30, 2011 of approximately $1,243,000 and $(124,000), respectively, related to the above acquisitions. Net losses include $3,000 in closing cost expenses related to the acquisitions.

We recorded revenues and net losses for the nine months ended September 30, 2011 of approximately $2,691,000 and $(521,000), respectively, related to the above acquisitions. Net losses include $268,000 in closing cost expenses related to the acquisitions.

Supplementary Pro-Forma Information

Assuming the property acquisitions discussed above had occurred on January 1, 2011, for the three months ended September 30, 2011, pro forma revenues, net income and net income per basic and diluted share would have been $68,291,000, $234,000 and $0.00, respectively. Supplemental pro forma earnings for the three months ended September 30, 2011 were adjusted to exclude $3,000 of acquisition-related costs incurred during the three months ended September 30, 2011. For the nine months ended Sepetmber 30, 2011, pro forma revenues, net income and net income per basic and diluted share would have been $204,417,000, $3,608,000 and $0.02, respectively. Supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to exclude $268,000 of acquisition-related costs incurred during the nine months ended September 30, 2011.

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended September 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $52,066,000, $930,000 and $0.01, respectively. Supplemental pro forma earnings for the three months ended September 30, 2010 were adjusted to exclude $3,000 of acquisition-related costs incurred during the three months ended September 30, 2011. For the nine months ended September 30, 2010, pro forma revenues, net income and net income per basic and diluted share would have been $143,257,000, $541,000 and $0.00, respectively. Supplemental pro forma earnings for the nine months ended September 30, 2010 were adjusted to exclude $268,000 of acquisition-related costs incurred during the nine months ended September 30, 2011.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

17. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which implements changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation, or SIPC, protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of September 30, 2011, we had bank cash balances of $3.2 million in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. Our concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of September 30, 2011, we had interests in 16 consolidated properties located in Texas, which accounted for 14.6% of our annualized rental income, interests in five consolidated properties located in South Carolina, which accounted for 10.2% of our annualized rental income, interests in seven consolidated properties located in Arizona, which accounted for 10.1% of our annualized rental income, interests in 10 consolidated properties in Florida, which accounted for 8.6% of our annualized rental income, and interests in seven consolidated properties located in Indiana, which accounted for 8.2% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of September 30, 2010, we had interests in 14 consolidated properties located in Texas, which accounted for 16.7% of our total rental income, interests in five consolidated properties located in South Carolina, which accounted for 15.5% of our total rental income, interests in six consolidated properties located in Indiana, which accounted for 11.8% of our total rental income, and interests

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

in five consolidated properties located in Arizona, which accounted for 11.3% of our total rental income. This rental income is based on contractual base rent from leases in effect as of September 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies.

For the three and nine months ended September 30, 2011 and 2010, respectively, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

18. Per Share Data

We report earnings per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the three and nine month periods ended September 30, 2011, all of our earnings were distributed and the calculated earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.

Basic earnings per share attributable for each of the three and nine months ended September 30, 2011 and 2010 are computed by dividing net income by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three and nine months ended September 30, 2011 and 2010, our potentially dilutive securities did not have a material impact to our earnings per share.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income	$234,000	$1,008,000
(Income) loss attributable to noncontrolling interest of limited partners	(9,000)	125,000

Net income attributable to controlling interest	225,000	1,133,000

Denominator:
Weighted average number of shares outstanding — basic	229,390,941	166,281,800
Dilutive restricted stock	177,387	199,052

Weighted average number of shares outstanding — diluted	229,568,328	166,480,852

Basic earnings per common share:
Net income per share attributable to controlling interest	$0.00	$0.01

Diluted earnings per common share:
Net income per share attributable to controlling interest	$0.00	$0.01

The following table illustrates the computation of basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Numerator:
Net income	$3,586,000	$771,000
(Income) loss attributable to noncontrolling interest of limited partners	(40,000)	60,000

Net income attributable to controlling interest	3,546,000	831,000

Denominator:
Weighted average number of shares outstanding — basic	224,151,270	155,480,689
Dilutive restricted stock	177,387	199,052

Weighted average number of shares outstanding — diluted	224,328,657	155,679,741

Basic earnings per common share:
Net income per share attributable to controlling interest	$0.02	$0.01

Diluted earnings per common share:
Net income per share attributable to controlling interest	$0.02	$0.01

Healthcare Trust of America, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

19. Subsequent Events

The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the condensed consolidated financial statements are summarized below.

Share Repurchases

In October 2011, we repurchased 1,017,854 shares of our common stock at an average price of $9.79 per share, for an aggregate amount of $9,961,830, under our share repurchase plan. We were unable to repurchase a total of 3,318,060 shares requested to be repurchased due to the limitations of our share repurchase plan.

Completed Acquisitions

On October 4, 2011, we completed the acquisition of a medical office building portfolio located in Phoenix, Arizona, for $32,000,000. This portfolio consists of two Class A medical office buildings, comprising a total of approximately 118,000 rentable square feet, which have a combined occupancy of approximately 88%.

Pending Acquisitions

On September 14, 2011, we entered into a purchase and sale agreement to acquire a medical office building located in Novi, Michigan for $51,320,000. This on campus, multi-tenant medical office building consists of approximately 203,000 square feet and is approximately 98% occupied.

Distributions

On October 3, 2011, for the month ended September 30, 2011, we paid distributions of $13,584,000. Of this total, $7,234,000 were paid in cash and $6,350,000 were paid in shares of our common stock pursuant to the DRIP at $9.50 per share. On November 1, 2011, for the month ended October 31, 2011, we paid distributions of $14,015,000. Of this total, $7,465,000 were paid in cash and $6,550,000 were paid in shares of our common stock pursuant to the DRIP at $9.50 per share.

On October 27, 2011, our board of directors authorized distributions for the months of November and December 2011. These distributions will be calculated based on stockholders of record each day during each such month at a rate of $0.00198630 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.25% annualized rate based on a share price of $10.00. These distributions will be paid in December 2011 and January 2012, respectively, in cash or reinvested in stock for those participating in the DRIP.

Note Receivable Extension

On November 1, 2011, we entered into amendments to extend the maturity dates of four of our notes receivable from November 1, 2011 to May 1, 2012. These notes, the aggregate principal balance of which is $20,000,000, are associated with the MacNeal Hospital Medical Office Buildings in Berwyn, Illinois and the St. Luke’s Medical Office Buildings in Phoenix, Arizona. The six-month extension on the maturity dates of these notes was granted in exchange for an aggregate extension fee of $50,000 and an agreement between the parties to increase the contractual interest rate of each of the notes during the remaining term by 500 basis points. We expect that we will collect the aggregate principal balance of these notes in full upon the maturity date of May 1, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K as filed with the SEC on March 25, 2011. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2011 and December 31, 2010, together with our results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “continue”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to:

•	If current market and economic conditions do not improve or worsen, our business, results of operations, cash flows, financial condition and access to capital may be adversely affected;

•

Our growth will partially depend upon future acquisitions of properties, and we may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations;

•

We depend on tenants for our revenue, and accordingly, lease expirations, terminations and/or tenant defaults particularly by one of our large tenants, could adversely affect the income produced by our properties, which may harm our operating performance;

•

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results;

•	Adverse market and economic conditions may negatively affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Changes in economic conditions generally and the real estate and healthcare markets specifically;

•	Legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	The success of our strategic alternatives, including potential liquidity alternatives;

•	The availability of cash flow from operating activities for distributions;

•	We depend on key personnel, each of whom would be difficult to replace;

•	Our failure to remain qualified as a REIT could adversely affect our operations and ability to make distributions;

•

Economic and regulatory changes, including changes in accounting principles generally accepted in the United States of America, or GAAP, and changes impacting real estate investment trusts, or REITs, including their taxation;

•	The success of our real estate strategies and investment objectives;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Changes in the credit markets and the impact of such changes on our ability to obtain debt and equity capital; and

•	The risk factors set forth in our 2010 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011 and this Quarterly Report on Form 10-Q.

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, our stockholders are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date made. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law.

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

Our primary objective is to provide an attractive total risk-adjusted return for our stockholders by increasing our cash flow from operations, achieving sustainable growth in funds from operations, or FFO, and realizing long-term capital appreciation. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net loss, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations. The strategies we intend to execute to achieve this objective include:

•

Proactive Asset Management, Leasing and Property Management. Our asset management focuses on a defined growth strategy, seizing on opportunities to achieve more profitable internal and external growth. Our strategy focuses on increasing revenues through occupancy and rental rates, while maximizing operating efficiencies at our buildings. Specific components of our overall strategy include:

•	migrating toward an in-house property management structure in geographic areas in which we have significant portfolio concentrations;

•	obtaining accretive rental rates on our lease rollovers and actively leasing our vacant space at a time when there is a limited supply of medical office space in a slow-recovering economy;

•	leveraging and proactively managing the best property management and leasing companies in markets not currently managed in-house;

•	improving the quality of service provided to tenants by being attentive to needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building on our marketing initiative to brand our company as the landlord of choice;

•	maintaining satellite offices in markets in which we have a significant presence; and

•	purchasing in volume and using market expertise to continually reduce our operating costs.

•	Growth through Targeted Acquisitions. We intend to grow earnings through the strategic acquisition of additional high-quality medical office buildings and healthcare-related facilities:

•

with stabilized occupancy that are located on or adjacent to the campuses of nationally recognized healthcare systems in major U.S. metropolitan areas. On-campus locations provide for better tenant retention rates and rental rate growth as compared to unaffiliated facilities;

•	that are affiliated with the country’s top healthcare systems, which attract the top physicians. We will seek healthcare systems with dominant market share and high credit quality;

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

We believe we have relationships and a proven track record of acquiring properties in off-market transactions at accretive cap rates. We will continue to focus our acquisition activity primarily on high quality medical office buildings, which comprise the majority of our current property portfolio. We believe a focus on the medical office building sector of healthcare real estate will provide insulation from the impact of certain governmental regulatory actions, such as the recently-passed 11.1% cut in 2012 Medicare payments to skilled nursing facilities. This is because medical office buildings typically have a diversified payer mix composed largely of private health insurance companies.

•

Balance Sheet Flexibility. We plan to continue maintaining a low leverage strategy by maintaining a debt-to-total assets ratio of between 30% and 40%. We intend to utilize our unsecured line of credit for acquisition opportunities. To effectively manage our long-term leverage strategy, we will continue to utilize both secured and unsecured debt when we determine it to be cost effective. We may also attempt to access the public equity and debt markets to repay our debt maturities or for future acquisition opportunities.

Company Highlights

Portfolio Fundamentals and Operating Performance

•	The average occupancy rate on our portfolio of properties, including leases signed but not yet commenced, was approximately 91% as of September 30, 2011.

•	As of September 30, 2011, approximately 96% of our portfolio, based on GLA, was located on, adjacent to, or anchored by, the campuses of nationally and regionally recognized healthcare systems.

•

For the three months ended September 30, 2011, our cash flow from operations was $25,474,000, representing an 43% increase over our cash flow from operations of $17,847,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, our cash flow from operations was $86,260,000, representing a 74% increase over our cash flow from operations of $49,623,000 for the nine months ended September 30, 2010.

•

Our portfolio performance and trailing twelve-month acquisition activity for the three months ended September 30, 2011 has resulted in net operating income, or NOI, growth of approximately 36% as compared to the three months ended September 30, 2010, and our performance for the nine months ended September 30, 2011 has resulted in NOI growth of approximately 43% as compared to the nine months ended September 30, 2010. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income (loss), see “Net Operating Income.”

•	For the three months ended September 30, 2011, FFO has increased by 35% to $27,519,000 from $20,371,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, FFO has increased by 50% to $84,164,000 from $55,931,000 for the nine months ended September 30, 2010. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•

For the three and nine months ended September 30, 2011, our modified funds from operations, or MFFO, were $27,923,000 and $85,991,000 respectively. MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations”.

•

On August 1, 2011, we transitioned a significant portion of our Indiana property portfolios and began transitioning a portion of our Florida portfolios to an in-house property management system. The addition of these two markets complemented the 31% of our overall portfolio that we were already successfully managing in-house at that time. We believe such a platform provides us with the potential to reduce costs while enhancing our relationships with our hospital systems and physician tenants. Further, it allows us to improve the efficiency and effectiveness of property management and leasing. We will continue to evaluate additional markets in which to expand our in-house migration efforts in the future.

Execution of Growth Strategy

•

Since January 1, 2011, we completed two new portfolio acquisitions and expanded two of our existing portfolios through the purchase of additional medical office buildings within each for an aggregate purchase price of $68,314,000. These purchases consist of six buildings comprised of approximately 306,000 square feet of GLA, bringing our total portfolio value, based on purchase price, to $2,335,402,000 and our total portfolio GLA to 11,225,000 square feet. The weighted average acquisition-date occupancy rate associated with assets purchased in 2011 is 92%.

•

Our continued focus on executing our growth strategy has allowed us to continue to cultivate valuable relationships in the healthcare industry, including relationships with hospitals, healthcare systems, owners, operators, developers, financial institutions, brokerage firms, nationally recognized property management companies and other key industry participants. We believe that strengthening our core relationships creates efficiencies across our existing portfolio and increases our exposure to new, quality acquisition opportunities. A significant portion of the opportunities presented to us during the nine months ended September 30, 2011 were off-market deals, or those unlisted on the open market, which came to us as a result of our established network. We believe this speaks to our ability to foster synergistic relationships with healthcare systems and other partners that will in turn drive the future growth of our company.

•

On September 14, 2011, we entered into a purchase and sale agreement to acquire a medical office building located in Novi, Michigan for $51,320,000. This on campus, multi-tenant medical office building consists of approximately 203,000 square feet and is approximately 98% occupied.

Financial Flexibility

•	We had cash on hand of $122,303,000 at September 30, 2011 and the leverage ratio of our mortgage and secured term loans payable debt to total assets was approximately 28%.

•

During the nine months ended September 30, 2011, we repaid four of our variable rate secured loans, the aggregate principal balance of which at December 31, 2010 was $83,886,000. Going forward, we anticipate adding more unsecured debt to our capital structure, which will be used to pay down our secured debt maturities and for future acquisitions.

•

Based on our conservative and low-leveraged balance sheet with modest intermediate debt maturities, strong cash position, and full access to our $575 million unsecured credit facility (successfully upsized from a maximum principal amount of $275 million in May 2011), as discussed below under “Financing”, we have the capital capacity with increased leverage to acquire over $1 billion of medical office buildings and healthcare-related facilities (based on the current covenant requirements of our unsecured credit facility and assuming we utilize all of our cash, fully access our unsecured credit facility, and enter into new debt facilities on additional asset purchases). This strong degree of financial flexibility provides us the capacity to continue to execute a prudent growth strategy through disciplined selection of acquisition opportunities.

Company Description

We are a fully integrated, self-administered, and self-managed REIT. Accordingly, our internal management team employs a hands-on approach to managing our day-to-day operations. We have over 50 employees focused on acquiring, owning, and operating high-quality medical office buildings that are predominantly located on the campuses of nationally recognized healthcare systems in major U.S. metropolitan areas. We are a full-service real estate company with acquisitions and asset management services performed in-house, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition, or asset management fees to an external advisor, and we have not and will not pay any internalization fees.

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

We are one of the largest public healthcare REITs focused primarily on high-quality medical office buildings in the United States, and we own an approximately $2.3 billion healthcare real estate portfolio (based on purchase price) consisting predominantly of institutional quality medical office buildings. Our portfolio of 11.1 million square feet of GLA is focused on strategically-located medical office buildings that are on the campuses of or are adjacent to/aligned with recognized healthcare systems situated in locations with high barriers to entry. Our existing lease fundamentals provide for stable in-place revenue and rent growth. With our stable occupancy rate and minimal near-term rollover, our portfolio allows for a good balance of growth through increased occupancy and stability within our existing tenant base.

Our portfolio is geographically diverse, with properties in 25 states. It is concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for healthcare, such as Texas, Arizona, South Carolina, Indiana, and Florida. We believe our portfolio provides stable and growing in-place revenue. With average occupancy, including leases signed but not yet commenced, of approximately 91% as of September 30, 2011, our portfolio also provides built-in value-add opportunities, including increased occupancy and future development opportunities. Growth opportunities are complemented and enhanced by our proven and disciplined acquisition capability, high-quality and stable existing tenant base, conservative and low-leveraged balance sheet, experienced senior management team, and strong degree of financial flexibility.

During the nine months ended September 30, 2011, we completed one new, two-building portfolio acquisition and expanded two of our existing portfolios through the purchase of an additional building in each. The aggregate purchase price of these acquisitions was $36,314,000, and they had weighted average capitalization rate of 8.04%. Capitalization rates are calculated by dividing the property’s estimated annualized first year net operating income, existing at the date of acquisition, by the contract purchase price of the property, excluding closing costs and acquisition expenses. Estimated first year net operating income on our real estate investments represents total estimated gross income (rental income, tenant reimbursements, and other property-related income) derived from the terms of in-place leases at the time we acquire the property, less property and related expenses (including property operating and maintenance expenses, real estate taxes, property insurance, and management fees) based on the operating history of the property. Estimated first year net operating income on new acquisitions excludes other non-property income and expenses, interest expense from financings, depreciation and amortization, and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of September 30, 2011, we had made 78 portfolio acquisitions comprising approximately 11,107,000 square feet of GLA, which includes 242 buildings and two real estate-related assets. Additionally, in 2010, we purchased the remaining 20% interest that we previously did not own in HTA-Duke Chesterfield Rehab, LLC, or the JV Company that owns the Chesterfield Rehabilitation Center. The aggregate purchase price of these acquisitions was $2,303,402,000.

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

Acquisitions Completed During the Nine Months Ended September 30, 2011

See Note 3, Real Estate Investments, Net, Assets Held for Sale, and Discontinued Operations, to our accompanying condensed consolidated financial statements, for a listing of the properties acquired and the dates of acquisition.

Status and Performance of Our Offerings

On February 28, 2011, we terminated our follow-on offering, except for the DRIP. For noncustodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 15, 2011 were accepted. For custodial accounts, subscription agreements signed on or before February 28, 2011 with all documents and funds received by end of business March 31, 2011 were accepted. In aggregate, we accepted subscriptions in our initial and follow-on offerings for 220,673,536 shares of our common stock, for a total of $2,195,655,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to the DRIP; however, we may terminate the DRIP at any time.

Financing

Unsecured Credit Facility

On May 13, 2011, we successfully increased the maximum aggregate principal amount available under our unsecured revolving credit facility, or the unsecured credit facility, from $275,000,000 to $575,000,000. Additionally, we extended the maturity date of the unsecured credit facility from November 2013 to May 2014. See Note 9, Revolving Credit Facility, to our accompanying interim condensed consolidated financial statements, for further information regarding our unsecured credit facility.

On July 21, 2011, we were assigned an investment-grade, BBB- corporate credit rating by Standard & Poor’s Rating Services with a stable outlook. On July 21, 2011, our operating partnership was assigned a Baa3 issuer rating by Moody’s Investors Service with a stable outlook. The ratings will change the interest rate structure under our unsecured credit facility to one based on a corporate ratings-based pricing grid, with the potential to reduce borrowing costs. If our ratings are upgraded or downgraded, however, our interest rates and borrowing costs could be favorably or negatively impacted by such changes.

Secured Real Estate Term Loan

On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which currently equates to 2.58%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.08%. This is lower than the weighted average rate of 4.18% (including the impact of interest rate swaps) on the four refinanced loans. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. We believe we were in compliance with these financial covenants as of September 31, 2011. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

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

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and healthcare generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as filed with the SEC on May 16, 2011 and August 15, 2011, respectively.

Rental Income

The amount of rental income generated by our operating properties depends principally on our ability to maintain our current occupancy rates and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of September 30, 2011, including leases signed but not yet commenced, the occupancy rate associated with our consolidated properties was approximately 91%. Over the next 12 months, for the period ending September 30, 2012, leases related to 6.38% of our total occupied GLA will expire. Our leasing strategy for the remainder of 2011 and into 2012 focuses on negotiating renewals for leases that scheduled to expire. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring during the remainder of 2011 and into 2012, we anticipate, but cannot assure, that a majority of the tenants will renew their leases for another term.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Our operating results are primarily comprised of income derived from our portfolio of properties.

Except where otherwise noted, the change in our results of operations is primarily due to the 78 geographically diverse portfolio acquisitions we had made as of September 30, 2011 as compared to the 68 geographically diverse portfolio acquisitions we had made as of September 30, 2010.

Rental Income

For the three months ended September 30, 2011, rental income attributable to our properties was $68,291,000 as compared to $50,847,000 for the three months ended September 30, 2010. For the three months ended September 30, 2011, rental income was primarily comprised of base rent of $51,401,000 and expense recoveries of $13,450,000. For the three months ended September 30, 2010, rental income was primarily comprised of base rent of $38,260,000 and expense recoveries of $10,787,000.

For the nine months ended September 30, 2011, rental income attributable to our properties was $203,960,000 as compared to $139,640,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, rental income was primarily comprised of base rent of $154,188,000 and expense recoveries of $38,186,000. For the nine months ended September 30, 2010, rental income was primarily comprised of base rent of $105,837,000 and expense recoveries of $27,626,000.

Rental Expenses

For the three months ended September 30, 2011 and 2010, rental expenses were $22,883,000 and $17,837,000, respectively. For the nine months ended September 30, 2011 and 2010, rental expenses were $68,465,000 and $47,587,000, respectively. Rental expenses consisted of the following for the periods then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Real estate taxes	$7,942,000	$5,323,000	$23,528,000	$14,616,000
Building maintenance	4,313,000	3,990,000	12,857,000	11,434,000
Utilities	5,448,000	4,721,000	14,529,000	10,625,000
Property management fees	914,000	679,000	2,802,000	1,967,000
Administration	1,094,000	1,041,000	3,443,000	3,056,000
Grounds maintenance	1,094,000	667,000	3,571,000	2,469,000
Non-recoverable operating expenses	1,062,000	900,000	3,290,000	2,180,000
Insurance	243,000	342,000	1,092,000	931,000
Other	773,000	174,000	3,353,000	309,000

Total rental expenses	$22,883,000	$17,837,000	$68,465,000	$47,587,000

General and Administrative Expenses

For the three months ended September 30, 2011 and 2010, general and administrative expenses attributable to our properties were $8,160,000 and $5,096,000, respectively. For the nine months ended September 30, 2011 and 2010, general and administrative expenses attributable to our properties were $22,223,000 and $12,781,000, respectively. General and administrative expenses include such costs as professional and legal fees, salaries, share-based compensation expense, investor services expense, corporate office overhead, and bad debt expense, among others.

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, the increase in total general and administrative expenses of $3,064,000, was primarily due to the following factors:

•

An increase in the average number of employees during the three months ended September 30, 2011 commensurate with the increased size of our portfolio and the associated increase in our level of operating activity, combined with the expansion of our operations during the current year to include a regional office located in Indiana. During the three months ended September 30, 2011, we had an average of approximately 58 employees, as compared to an average of 42 employees during the three months ended September 30, 2010. The associated increases in salaries expense and corporate office overhead in order to accommodate our growing portfolio of properties, increased level of activity, and expanded operations accounted for $1,019,000 of the overall year-over-year increase in general and administrative expense.

•

An increase in stock compensation expense of $860,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This was primarily due to compensation expense recognized on 2011 grants of incentive awards made to our executive officers and employees pursuant to the Amended and Restated 2006 Incentive Plan, which was approved by our board of directors on February 24, 2011. Additionally, the increase was driven by our quarter to date recognition of compensation expense on the 110,000 restricted shares granted to our employees in December 2010 pursuant to the Employee Retention Program.

•

A net increase in investor services expense and postage expense of $683,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, which was largely driven by an increase in the number of our stockholders period over period as well as by the fact that, subsequent to the closure of our primary offering in February 2011, we are no longer capitalizing portions of our total investor services expense as offering costs.

•

An increase in bank charges, taxes, and legal and professional fees of approximately $403,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, each of which was primarily related to the increased size of our portfolio of properties.

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, the increase in total general and administrative expenses of $9,442,000, was primarily due to the following factors:

•

An increase in the average number of employees during the nine months ended September 30, 2011 commensurate with the increased size of our portfolio and the associated increase in our level of operating activity, combined with the expansion of our operations during the current year to include a regional office located in Indiana. As of the nine months ended September 30, 2011, we had an average of approximately 55 employees, as compared to an average of 37 employees during the nine months ended September 30, 2010. The associated increases in salaries expense and corporate office overhead in order to accommodate our growing portfolio of properties, increased level of activity, and expanded operations accounted for $2,627,000 of the overall year-over-year increase in general and administrative expense.

•

An increase in stock compensation expense of $2,576,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which is primarily due to compensation expense recognized on 2011 grants of incentive awards made to our executive officers and employees pursuant to the Amended and Restated 2006 Incentive Plan, which was approved by our board of directors on February 24, 2011. Additionally, the increase was driven by our year to date recognition of compensation expense on the 110,000 restricted shares granted to our employees in December 2010 pursuant to the Employee Retention Program.

•

A net increase in investor services expense and postage expense of $1,498,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which was largely driven by an increase in the number of our stockholders period over period as well as by the fact that, subsequent to the closure of our primary offering in February 2011, we are no longer capitalizing portions of our total investor services expense as offering costs.

•

An increase in bank charges, taxes, and legal and professional fees of approximately $1,930,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, each of which was primarily related to the increased size of our portfolio of properties.

•

An increase in bad debt expense of $437,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which was primarily the result of the increase in the size of our portfolio and related accounts receivable balance. Our allowance for uncollectible accounts as of September 30, 2011 and 2010 has remained consistent period-over-period when analyzed as a percentage of our opening accounts receivable balance for the respective year.

Acquisition-Related Expenses

For the three months ended September 30, 2011 and 2010, acquisition-related expenses were $404,000 and $1,019,000, respectively. The decrease in acquisition-related expenses is due to a decrease in acquisition activity as compared to the prior year comparable quarter. For the three months ended September 30, 2011, we made no new property acquisitions but incurred acquisition-related expenses for professional fees related to pending and prospective deals. For the three months ended September 30, 2010, we made five acquisitions as well as purchased an additional building within an existing portfolio for an aggregate purchase price of $90,636,000

For the nine months ended September 30, 2011 and 2010, acquisition-related expenses were $1,827,000 and $6,845,000, respectively. The decrease in acquisition expenses was due to a decrease in acquisition activity as compared to the prior year comparable period. For the nine months ended September 30, 2011, we made one new two-building portfolio acquisition and expanded two of our existing portfolios through the purchase of an additional medical office building within each for an aggregate purchase price of $36,314,000. For the nine months ended September 30, 2010, we completed 17 acquisitions as well as purchased three additional medical office buildings within existing portfolios. Additionally, we acquired the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. These purchases were completed for an aggregate purchase price of $342,745,000.

Depreciation and Amortization

For the three months ended September 30, 2011 and 2010, depreciation and amortization attributable to our properties was $27,360,000 and $19,854,000, respectively. For the nine months ended September 30, 2011 and 2010, depreciation and amortization attributable to our properties was $80,811,000 and $55,767,000, respectively. Depreciation and amortization for the three and nine months ended September 30, 2011 includes $851,000 of expense related to the September 30, 2011 reclassification of four buildings within our Senior Care portfolio from held for sale back to held and used. These buildings were initially designated as held for sale on December 31, 2010, and therefore recognition of depreciation and amortization related to these buildings ceased at that point in accordance with ASC 360-10-45-9, Property, Plant, and Equipment—Overall—Other Presentation Matters—Long Lived Assets Classified as Held for Sale. Reclassification from held for sale back to held and used requires that the carrying values of the relevant assets be adjusted for any depreciation and/or amortization expense that would have been recognized had the asset been continuously classified as held and used, and, as such, the $851,000 in additional expense represents depreciation and amortization associated with these buildings during the period they were designated as held for sale, from January 1, 2011 to September 30, 2011.

See Note 3, Real Estate Investments, Net, to our accompanying interim condensed consolidated financial statements for further information on depreciation of our properties and on the reclassification of four of our buildings from held for sale back to held and used. For information regarding the amortization recorded on our identified intangible assets and on our lease commissions, see Note 5, Identified Intangible Assets Net, and Note 6, Other Assets, Net, respectively, to our accompanying interim condensed consolidated financial statements.

Interest Expense and Net Change in Fair Value of Derivative Instruments

For the three months ended September 30, 2011 and 2010, interest expense and net change in fair value of derivative financial instruments was $10,916,000 and $7,706,000, respectively, and for the nine months ended September 30, 2011 and 2010, interest expense and net change in fair value of derivative financial instruments was $32,155,000 and $21,900,000, respectively. Interest expense and net change in fair value derivative financial instruments consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense on our mortgage loans payable and credit facility	$8,396,000	$5,734,000	$25,794,000	$16,773,000
Amortization of deferred financing costs associated with our mortgage loans payable	472,000	379,000	1,583,000	1,131,000
Amortization of deferred financing costs associated with our credit facility	434,000	45,000	1,193,000	235,000
Amortization of debt discount/premium	(100,000)	24,000	(336,000)	347,000
Unused credit facility fees	734,000	1,000	1,641,000	95,000

Total interest expense	9,936,000	6,183,000	29,875,000	18,581,000

Interest expense related to our derivative financial instruments and net change in fair value of derivative financial instruments	980,000	1,523,000	2,280,000	3,319,000

Total interest expense and net loss (gain) on derivative financial instruments	$10,916,000	$7,706,000	$32,155,000	$21,900,000

The increase in interest expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to: (1) an increase in average outstanding mortgage loans payable and secured term loan payable of $658,826,000 as of September 30, 2011 compared to $596,498,000 as of September 30, 2010; and (2) our recognition of a net loss on the change in fair value of derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps and cap of $(589,000) during the three months ended September 30, 2011 as compared to a net gain on the change in fair value of our derivative financial instruments of $774,000 during the three months ended September 30, 2010.

The increase in interest expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to: (1) an increase in average outstanding mortgage loans payable of $674,819,000 as of September 30, 2011 compared to $567,228,000 as of September 30, 2010; and (2) our recognition of a net loss on the change in fair value of derivative financial instruments due to a non-cash mark to market adjustment we made on our interest rate swaps and cap of $(1,163,000) during the nine months ended September 30, 2011 as compared to a net gain on the change in fair value of our derivative financial instruments of $4,571,000 during the nine months ended September 30, 2010. Additionally, during the nine months ended September 30, 2010, we terminated two of our interest rate swap derivative financial instruments with an aggregate notional amount of $27,200,000 in conjunction with our prepayment of certain loan balances.

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

Interest and Dividend Income

For the three months ended September 30, 2011, interest and dividend income was $17,000 as compared to $24,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest and dividend income was $161,000 as compared to $74,000 for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011 and 2010, interest and dividend income was related primarily to interest earned on our operating or money market accounts.

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

Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and interest on our outstanding indebtedness, to repay our debt as appropriate, and to make distributions to our stockholders.

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

As of September 30, 2011, we estimate that our expenditures for capital improvements will require up to approximately $11,379,000, $9,048,000 of which is attributable to tenant improvements, for the remaining three months of 2011. As of September 30, 2011, we had $8,691,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010, were $86,260,000 and $49,623,000, respectively. For the nine months ended September 30, 2011, cash flows provided by operating activities related primarily to operations from our 78 property portfolios and two real estate related assets. For the nine months ended September 30, 2010, cash flows provided by operating activities related primarily to operations from our 68 properties and two real estate-related assets. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010, were $29,792,000 and $304,113,000, respectively. For the nine months ended September 30, 2011, cash flows used in investing activities related primarily to the acquisition of real estate properties in the amount of $29,733,000 and capital expenditures of $9,296,000, offset by the release of $14,463,000 in restricted cash related to our repayment of a mortgage loan payable and to the reimbursement of a deposit placed for one of our interest rate swaps upon collateralization of the underlying secured term loan. For the nine months ended September 30, 2010, cash flows used in investing activities related primarily to the acquisition of real estate properties in the amount of $277,980,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.

Cash flows provided by financing activities for the nine months ended September 30, 2011 and 2010, were $36,565,000 and $256,675,000, respectively. For the nine months ended September 30, 2011, cash flows provided by financing activities related primarily to issuance of common stock in the amount of $211,633,000, borrowings on our secured term loan in the amount of $125,500,000, payments made on our unsecured revolving line of credit of $7,000,000, the payment of offering costs of $18,193,000 for our offerings, distributions to our stockholders of $63,001,000 and principal repayments of $181,236,000 on mortgage loans payable. Additional cash outflows related to debt financing costs of $3,330,000 in connection with the debt financing for our acquisitions and with the increase in our credit facility’s aggregate maximum principal from $275,000,000 to $575,000,000, which occurred in May 2011. For the nine months ended September 30, 2010, cash flows provided by financing activities related primarily to proceeds from the issuance of common stock in the amount of $380,255,000 and borrowings on mortgage loans payable of $79,125,000, the payment of offering costs of $38,580,000 for our offerings, distributions to our stockholders of $42,870,000 and principal and demand note repayments of $83,810,000 on mortgage loans payable. Additional cash outflows related to our purchase of the noncontrolling interest in the JV Company that owns Chesterfield Rehabilitation center for $3,900,000 as well as to debt financing costs of $2,328,000 in connection with the debt financing for our acquisitions.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue in the future. Additionally, our unsecured revolving credit agreement contains various affirmative and negative covenants that we believe are usual for facilities and transactions of this type, including limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012, and (iii) 90% of normalized adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. As of September 30, 2011, our cash distribution payments have not exceeded 100% of normalized adjusted FFO for the period of four quarters ending September 30, 2011, and, as such, we have satisfied this financial covenant.

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

For the years ended December 31, 2010 and 2009, and for the three and nine months ended September 30, 2011, our board of directors authorized, and we declared and paid, distributions to our stockholders, based on daily record dates, at a rate that would equal a 7.25% annualized rate, or $0.725 per common share, based on a $10.00 per share price. Distributions are aggregated and paid monthly. Our board of directors also authorized distributions at that rate for the months of October, November, and December 2011, to be paid in November 2011, December 2011, and January 2012, respectively. It is our intent to continue to pay distributions. However, our board may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. We have historically paid distributions in excess of our taxable income, which has resulted in a return of capital to our stockholders.

For the three months ended September 30, 2011, we paid distributions to our stockholders of $41,467,000. Of this total, $21,990,000 was paid in cash, as compared to cash flow from operations of $25,474,000 and funds from operations, or FFO, of $26,825,000 (FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see Funds from Operations and Modified Funds from Operations). The remaining $19,477,000 was paid pursuant to the issuance of shares of our common stock under the DRIP at $9.50 per share. For the nine months ended September 30, 2011, we paid distributions to our stockholders of $119,621,000. Of this total, $63,001,000 was paid in cash, as compared to cash flow from operations of $86,260,000 and funds from operations, or FFO, of $84,164,000, and the remaining $56,620,000 was paid pursuant to the issuance of shares of our common stock under the DRIP at $9.50 per share. From inception through September 30, 2011, we paid cumulative distributions to our stockholders of $361,854,000. Of this total, $187,996,000 was paid in cash, as compared to cumulative cash flows from operations of $194,073,000 and cumulative FFO of $192,554,000. The remaining $173,858,000 was paid in shares of our common stock pursuant to the DRIP at $9.50 per share. The difference between our cumulative distributions paid and our cumulative cash flows from operations is indicative of our high volume of acquisitions completed since our date of inception. The distributions paid in excess of our cash flow from operations for the three and nine months ended September 30, 2011 were paid using proceeds from our offerings, including the DRIP.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will approximate 30% to 40% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2011, our aggregate borrowings were 28% of all of our properties’ and other real estate related assets’ combined fair market values. The $21,340,000 in borrowings maturing in 2011 has a one-year extension option available, as does the $18,053,000 in borrowings maturing in 2012.

Our charter precludes us, until our shares are listed on a national securities exchange, from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of September 30, 2011, our leverage did not exceed 300% of the value of our net assets.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2011, we had fixed and variable rate mortgage loans payable and our secured real estate term loan outstanding in the principal amount of $650,111,000, including a premium of $2,707,000. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of September 30, 2011, we believe that we were in compliance with all such covenants and requirements on our mortgage loans payable and term loan.

As of September 30, 2011, the balance on our unsecured revolving credit facility was zero.

As September 30, 2011, the weighted average interest rate on our outstanding debt was 5.05% per annum.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO transition charges and acquisition-related expenses, to further evaluate how our portfolio might perform after our acquisition stage is complete and the sustainability of our distributions in the future. MFFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. MFFO should be reviewed in connection with other GAAP measurements. Management considers the following items in the calculation of MFFO:

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

The following is the calculation of FFO and MFFO for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2011 Per Share	2010	2010 Per Share
Net income	$234,000	$0.00	$1,008,000	$0.00
Depreciation and amortization — consolidated properties	27,360,000	0.12	19,854,000	0.12
Net (income) loss attributable to noncontrolling interest of limited partners	(9,000)	0.00	125,000	0.00
Depreciation and amortization related to noncontrolling interests	(66,000)	0.00	(616,000)	0.00

FFO attributable to controlling interest	$27,519,000		$20,371,000

FFO per share — basic and diluted (1)		$0.12		$0.12

Acquisition-related expenses	404,000	0.00	1,019,000	0.01
Transition-related charges	—	0.00	—	0.00

MFFO attributable to controlling interest	$27,923,000		$21,390,000

MFFO per share — basic and diluted (1)		$0.12		$0.13

Weighted average common shares outstanding — basic	229,390,941	229,390,941	166,281,800	166,281,800
Weighted average common shares outstanding — diluted	229,568,328	229,568,328	166,480,852	166,480,852

(1)	For the three months ended September 30, 2011, FFO and MFFO were adversely impacted by the non-cash net loss recognized on the change in fair value of our interest rate swap and cap derivative financial instruments. For the three months ended September 30, 2011, we recognized a $(589,000) loss on our derivative instruments as compared to a gain recognized on our derivative instruments for the three months ended September 30, 2010 of $774,000. Excluding the impact of these amounts from net income, our FFO per share for the three months ended September 30, 2011 would have been $0.13, as compared to FFO per share for the three months ended September 30, 2010 of $0.12. Excluding the impact of these amounts from net income, our MFFO per share for the three months ended September 30, 2011 would have been $0.13, as compared to MFFO per share for the three months ended September 30, 2010 of $0.12.

The following is the calculation of FFO and MFFO for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2011 Per Share	2010	2010 Per Share
Net income	$3,586,000	$0.02	$771,000	$0.00
Depreciation and amortization — consolidated properties	80,811,000	0.36	55,767,000	0.36
Net (income) loss attributable to noncontrolling interest of limited partners	(40,000)	0.00	60,000	0.00
Depreciation and amortization related to noncontrolling interests	(193,000)	0.00	(667,000)	0.00

FFO attributable to controlling interest	$84,164,000		$55,931,000

FFO per share — basic and diluted (1)		$0.38		$0.36

Acquisition-related expenses	1,827,000	0.01	6,845,000	0.04
Transition-related charges	—	0.00	1,006,000	0.01

MFFO attributable to controlling interest	$85,991,000		$63,782,000

MFFO per share — basic and diluted (1)		$0.39		$0.41

Weighted average common shares outstanding — basic	224,151,270	224,151,270	155,480,689	155,480,689
Weighted average common shares outstanding — diluted	224,328,657	224,328,657	155,679,741	155,679,741

(1)	For the nine months ended September 30, 2011, FFO and MFFO were adversely impacted by the non-cash net loss recognized on the change in fair value of our interest rate swap and cap derivative financial instruments. For the nine months ended September 30, 2011, we recognized a $(1,163,000) loss on our derivative instruments as compared to a gain recognized on our derivative instruments for the nine months ended September 30, 2010 of $4,571,000. Excluding the impact of these amounts from net income, our FFO per share for the nine months ended September 30, 2011 would have been $0.39, as compared to FFO per share for the nine months ended September 30, 2010 of $0.33. Excluding the impact of these amounts from net income, our MFFO per share for the nine months ended September 30, 2011 would have been $0.40, as compared to MFFO per share for the nine months ended September 30, 2010 of $0.38.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from our total portfolio of properties before interest expense, general and administrative expenses, depreciation, amortization, acquisition-related expenses, and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net income (loss) to net operating income has been provided for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$234,000	$1,008,000	$3,586,000	$771,000
Add:
General and administrative	8,160,000	5,096,000	22,223,000	12,781,000
Acquisition-related expenses	404,000	1,019,000	1,827,000	6,845,000
Depreciation and amortization	27,360,000	19,854,000	80,811,000	55,767,000
Interest expense and net change in fair value of derivative financial instruments	10,916,000	7,706,000	32,155,000	21,900,000
Less:
Interest and dividend income	(17,000)	(24,000)	(161,000)	(74,000)

Net operating income	$47,057,000	$34,659,000	$140,441,000	$97,990,000

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

The table below presents, as of September 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt - principal payments	$2,056,000	$47,873,000	$26,993,000	$49,991,000	$72,625,000	$272,033,000	$471,571,000	$522,946,000
Weighted average interest rate on maturing debt	6.01%	6.37%	5.81%	6.42%	5.41%	6.07%	6.02%	—
Variable rate debt - principal payments	$21,630,000	$18,848,000	$126,365,000	$8,990,000	$—	$—	$175,833,000	$175,168,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2011)	1.88%	2.63%	2.87%	2.51%	—	—	2.71%	—

Mortgage loans and secured term loan payable were $647,404,000 ($650,111,000, including premium) as of September 30, 2011. As of September 30, 2011, we had fixed and variable rate mortgage loans and our secured real estate term loan with effective interest rates ranging from 1.74% to 12.75% per annum and a weighted average effective interest rate of 5.05% per annum. We had $471,571,000 ($474,278,000, including premium) of fixed rate debt, or 72.8% of mortgage loans and secured term loan payable, at a weighted average interest rate of 6.02% per annum and $175,833,000 of variable rate debt, or 27.2% of mortgage loans and secured term loan payable, at a weighted average interest rate of 2.43% per annum as of September 30, 2011.

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

As of September 30, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, we were not involved in any such legal proceedings.

Item 1A. Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, except as noted below.

Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, our availability to make additional investments or our ability to dispose of our investments.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid, without limitation, with borrowed funds or offering proceeds, including DRIP proceeds.

The amount of the distributions we make to our stockholders will be determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT, as well as any liquidity event alternatives we may pursue. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share based on a $10.00 share price, distribution to be paid to our stockholders beginning with our February 2007 monthly distribution, and we have continued to declare distributions at that rate through December 2011. However, our board may reduce our distribution rate and we cannot guarantee the amount and timing of distributions paid in the future, if any.

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

In the past we have paid a portion of our distributions using borrowed funds or offering proceeds, and we may continue to use borrowed funds or offering proceeds in the future to pay distributions. For the nine months ended September 30, 2011, we paid distributions to our stockholders of $119,621,000. Of this total, $63,001,000 was paid in cash and $56,620,000 was paid in shares of our common stock pursuant to the DRIP at $9.50 per share, as compared to cash flow from operations of $86,260,000. The remaining $33,361,000 of distributions paid in excess of our cash flow from operations, or 28%, was paid using the proceeds from our offerings, including DRIP proceeds. The DRIP may be terminated at any time by our board of directors and may be amended at any time by our board of directors, at its sole discretion, upon 10 days’ notice, which could impact our ability to pay distributions.

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

As of September 30, 2011, we have incurred for our initial and follow-on offerings an aggregate of $39,523,000 in dealer manager fees, $145,813,000 in selling commissions and $2,464,000 in due diligence expense reimbursements. We have also incurred organizational and offering expenses of $27,802,000 related to our initial and follow-on offerings. Net offering proceeds for our initial and follow-on offerings, after deducting these expenses, totaled $1,979,643,000.

As of September 30, 2011, we have used $1,718,000 in offering proceeds to make our 78 geographically diverse portfolio acquisitions and repay debt incurred in connection with such acquisitions. We also used a portion of these proceeds to pay distributions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended September 30, 2011, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2011 to July 30, 2011	1,030,547	$9.74	1,030,547	$—
August 1, 2011 to August 31, 2011	—	—	—	$—
September 1, 2011 to September 30, 2011	—	—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again effective January 1, 2011. From inception through September 30, 2011, we had repurchased 10,152,707 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be suspended or terminated at our board of directors’ discretion.
(2)	Repurchases under our share repurchase plan are subject to the discretion of our board of directors. The plan provides that repurchases are subject to funds being available and are limited in any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. The plan also provides that we will fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding, and that funding for repurchases will come exclusively from and will be limited to proceeds we receive from the sale of shares under our DRIP during such quarter. During the three months ended September 30, 2011, we were unable to repurchase 3,484,206 shares requested to be repurchased due to these limitations.

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

Healthcare Trust of America, Inc.
(Registrant)

November 14, 2011	By:	/S/ SCOTT D. PETERS
Date		Scott D. Peters Chief Executive Officer, President and Chairman (Principal executive officer)

November 14, 2011	By:	/S/ KELLIE S. PRUITT
Date		Kellie S. Pruitt Chief Financial Officer (Principal financial officer and Principal accounting officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Fourth Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).

3.2	Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Commission File. No. 333-133652) filed on April 28, 2006 and incorporated herein by reference).

3.3	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009 and incorporated herein by reference).

3.4	Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective January 1, 2011 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).

4.1	Amended and Restated Distribution Reinvestment Plan (included as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-158418) filed on Form S-3 on August 12, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.