Form 10-K
period 2011-12-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2012-03-27
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,624,601,000, assuming a market value of $10.00 per share which was the price per share in our recently-completed offering.
As of March 23, 2012, there were 229,502,006 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in July 2012 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, or our operating partnership, except where the context otherwise requires.

BUSINESS OVERVIEW
We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT. We acquire, own and operate medical office buildings and other facilities that serve the healthcare industry. Since January 2007, we have been an active, disciplined buyer of medical office buildings and other facilities that serve the healthcare industry, acquiring properties with an aggregate purchase price of approximately $2.3 billion and building key industry relationships with significant healthcare systems and quality tenants. We are one of the largest owners of medical office buildings, based on gross leasable area, or GLA, in the United States. Our portfolio is primarily concentrated within major U.S. metropolitan areas and located primarily on or adjacent to campuses of nationally recognized healthcare systems.
As of December 31, 2011, approximately 57% of our annualized base rent was derived from tenants or their parent companies that have a credit rating as determined by a nationally recognized rating agency. Approximately 38% of our annualized base rent was derived from tenants that have an investment grade credit rating as determined by nationally recognized rating agencies, including, but not limited to, Greenville Hospital System, Community Health Systems, Aurora Healthcare, West Penn Allegheny Health System, Indiana University Health, Hospital Corporation of America, and Banner Health. As of December 31, 2011, our portfolio contains approximately 11.2 million square feet of GLA with an occupancy rate of approximately 91%, including leases signed but which have not yet commenced. Approximately 95% of our portfolio (based on GLA) is located on, adjacent to, or anchored by the campuses of nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically, across 25 states, with no state having more than 13% of the GLA of our portfolio. As of December 31, 2011, none of our tenants at our properties accounted for 7.0% or more of our aggregate annual rental revenue. Our portfolio consisted of 248 medical office buildings and other facilities that serve the healthcare industry, as well as two mortgage loans receivable.
We invest primarily in medical office buildings based on fundamental healthcare and real estate economics. Medical office buildings serve a critical role in the national healthcare delivery system, and we believe there are key dynamics within the healthcare industry that increase the need for, and the value of, medical office buildings. As hospitals and other facilities that serve the healthcare industry and physicians continue to collaborate, we believe an increasing number of healthcare services will be undertaken in medical offices. Further, with healthcare reform projected to expand coverage to over 30 million additional patients by 2019, we believe the performance of office-based services will play a key role in providing quality healthcare while also allowing for the recognition of cost efficiencies. In addition, as the emphasis within the healthcare industry moves toward preventative care, rather than responsive care, we expect that more healthcare services will be undertaken at medical offices.
Another key reason that we invest in medical office buildings is that we believe there is generally the potential for higher returns with lower vacancy risk relative to other types of real estate investing. Like traditional commercial office property, as we renew leases and lease new space, we expect that the recovering economy will allow us to earn higher rents. Unlike commercial office space, however, medical office tenants, primarily physicians, hospitals and other healthcare providers, typically do not move or relocate, thus providing for stable tenancies and an ongoing demand for medical office space.
We are a Maryland corporation, formed in April 2006. Since that time, we have raised equity capital to finance our real estate investment activities through two public offerings of our common stock. Our offerings raised an aggregate of approximately $2.2 billion in gross offering proceeds, excluding proceeds associated with shares issued under our distribution reinvestment plan, or DRIP. Our principal executive offices are located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254 and our telephone number is (480) 998-3478. We maintain a web site at www.htareit.com at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing for any stockholder upon request.

BUSINESS STRATEGIES
Our primary objective is to enhance stockholder value with disciplined growth through strategic investments and to provide an attractive total risk-adjusted return for our stockholders by consistently increasing our cash flow. The strategies we intend to execute to achieve this objective include:

•
Achieve Growth through Targeted Acquistions. We employ an acquisition philosophy that focuses primarily on mid-sized, relationship-driven medical office building targets that are located in established markets and that complement our existing portfolio. We emphasize building long-term relationships with healthcare systems, owners, operators, and other key industry participants as a core aspect of our acquisition strategy. We believe our focus on building such a strong, relationship-based network fosters opportunities for future growth of our company. We intend to grow through the strategic acquisition of high-quality medical office buildings and other facilities that serve the healthcare industry:

•
with stabilized occupancy that are located on or adjacent to the campuses of nationally recognized healthcare systems in major U.S. metropolitan areas. On-campus locations provide for better tenant retention rates and rental rate growth as compared to unaffiliated facilities;

•	that are affiliated with the country's top healthcare systems, which attract the top physicians. We will seek healthcare systems with dominant market share and high credit quality;

•	that are located in high-growth primary and secondary markets with attractive demographics and favorable regulatory environments in business-friendly states or those with high barriers to entry; and

•	that create an attractive mix of credit-rated tenants with long-term, triple-net leases with fixed, scheduled rental growth and multi-tenant buildings with greater market-driven growth opportunities.
We believe we have relationships and a proven track record of acquiring properties in off-market transactions at accretive cap rates. We will continue to focus our acquisition activity primarily on high quality medical office buildings, which we believe comprise the majority of our current property portfolio. We believe our pure focus on the medical office building sector of healthcare related real estate will provide insulation from the impact of certain governmental regulatory actions, such as the recently-passed cut in 2012 Medicare payments to skilled nursing facilities. This is because medical office buildings typically have a diversified payer mix composed largely of private health insurance companies.

•
Actively Manage Our Balance Sheet Strength and Flexibility.  Our conservative balance sheet, with approximately 27.9% leverage as of December 31, 2011, and flexibility with our unused $575 million unsecured credit facility is crucial to our strategic growth. We actively manage our balance sheet to maintain conservative leverage with carefully staged debt maturities. This positions us to take advantage of strategic investment opportunities. We intend to utilize our unsecured line of credit for acquisition opportunities on a short-term basis. We have a number of sources of liquidity available to effectively manage our long-term leverage strategy, such as unsecured bank debt, mortgage financing, public debt, and private equity. We may also attempt to access the public equity markets to repay our secured debt maturities or for future acquisition opportunities.

•
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight.  Our asset management focuses on a defined growth strategy, seizing on opportunities to achieve more profitable internal and external growth. Our strategy focuses on increasing rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•	migrating toward our HTA-dedicated property management platform in geographic areas in which we have significant portfolio concentrations;

•	obtaining accretive rental rates on our lease rollovers and actively leasing our vacant space at a time when there is limited supply of medical office space in a slow-recovering economy;

•	leveraging and proactively managing the best property management and leasing companies in markets not currently managed by our property management platform;

•	improving the quality of service provided to tenants by being attentive to needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building on our marketing initiative to brand our company as the landlord of choice;

•	maintaining regional offices in markets in which we have a significant presence; and

•	purchasing in volume and using market expertise to continually reduce our operating costs.

COMPANY HIGHLIGHTS

•
In May 2011, we successfully increased our unsecured revolving credit facility to an aggregate maximum principal amount of $575,000,000 from $275,000,000 as well as extended its maturity date from November 2013 to May 2014.

•
As of December 31, 2011, we had a strong, flexible balance sheet with total assets of $2,291,629,000, cash on hand of $69,491,000, and a leverage ratio of our mortgage and secured term loans payable debt to total assets of approximately 27.9%.

•
In July 2011, we received ratings by two nationally recognized rating agencies. We believe these ratings, along with our strong balance sheet and conservative leverage, will allow us access to multiple sources of liquidity, such as unsecured bank debt, mortgage financing, and public debt.

•
We completed the sale of 21,564,900 shares of our common stock for $215,649,000 during the first quarter of 2011 pursuant to our follow-on offering and closed this offering on February 28, 2011, except for the DRIP.

•
For the year ended December 31, 2011, net income increased by 170.6% to $5,593,000 from a loss of $7,919,000 for the year ended December 31, 2010, and by 122.6% from a loss of $24,773,000 for the year ended December 31, 2009.

•
For the year ended December 31, 2011, Funds from Operations, or FFO, has increased by 60.2% to $113,135,000 from $70,642,000 for the year ended December 31, 2010, and by 292.5% from $28,822,000 for the year ended December 31, 2009. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Funds from Operations and Normalized Funds from Operations".

•
During the year ended December 31, 2011, we transitioned a significant portion of our Indiana property portfolios to a regionally-focused property management platform with HTA-dedicated property management personnel. The addition of this market complemented the 34% of our overall portfolio that we had already been successfully managing with our asset management team. We believe such a platform provides us with the potential to reduce costs while enhancing our relationships with our hospital systems and physician tenants. Further, it allows us to improve the efficiency and effectiveness of property management and leasing. Following the success experienced with transitioning our Indiana portfolios, based on cost savings and enhanced tenant relations, we have begun the transition of properties in Arizona as well as in several east coast markets to our HTA-dedicated property management platform. Upon completion of these markets currently in transition, approximately 61% of our portfolio will be managed internally. We will continue to evaluate additional markets in which to expand our internal property management migration efforts in the future, based on concentrations of properties.

•	Our total portfolio of properties achieved an occupancy rate, including leases signed but not yet commenced, of approximately 91% as of December 31, 2011.

•
During the year ended December 31, 2011, we completed two new portfolio acquisitions and expanded two of our existing portfolios through the purchase of additional medical office buildings within each for an aggregate purchase price of $68,314,000. These purchases consist of six buildings comprised of approximately 306,000 square feet of GLA, bringing our total portfolio value, based on purchase price, to $2,334,673,000 as of December 31, 2011. These acquisitions possessed a weighted average acquisition-day occupancy rate of approximately 90%.

•
In February 2012, J.P. Morgan Securities, LLC, Deutsche Bank Securities Inc., and Wells Fargo Securities, LLC signed engagement letters to serve as Joint Lead Arrangers for a new credit facility of at least $825,000,000. As of March 23, 2012, the Joint Lead Arrangers and other additional lenders had committed in excess of that amount to the new credit facility. The credit facility, which will replace our existing credit facility, will have an initial term of four years, with one twelve-month extension. We anticipate closing the facility in the near future. The terms of this facility have not been finalized and there can be no assurance that we will enter into such facility on the terms or timing described herein or at all.

•
On February 14, 2012, we completed the acquisition of St. John Providence MOB, an approximately 203,000 square foot on-campus medical office building located in Novi, Michigan in an all-cash transaction for approximately $51,320,000. The St. John Providence MOB, which was 99% leased as of the date of acquisition, is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody's Investors Services rated Aa1).

•
On March 6, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania for a purchase price of approximately $54,000,000 in an all-cash transaction. Penn Avenue Place is an eight story, 558,000 square foot, Class A office building which was completely renovated in 1997. The building was approximately 99.6% occupied as of the date of acquisition and is anchored by Highmark, Inc. (Standard & Poor's Rating Services rated A). Highmark, Inc., which leases and occupies 92.4% of the building, is one of the largest Blue Cross affiliates in the nation. On January 1, 2012, Highmark, Inc. renewed its lease for an additional 10-year term.

•
On March 9, 2012, we entered into a purchase and sale agreement for a medical office building portfolio located in the eastern United States for an aggregate purchase price of $100,000,000. The portfolio, which is expected to be master leased on a triple net basis, consists of a combination of on-campus assets and off-campus medical office buildings. We anticipate closing this acquisition in the near future, though there can be no assurance that the acquisition will close on our expected schedule, if at all.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate in the healthcare industry because we believe the demand for healthcare real estate will continue to increase consistent with health spending in the United States. According to the U.S. Department of Health and Human Services, from 1960 to 2010, health spending as a percent of the U.S. gross domestic product, or GDP, increased from 5.2% to 17.9% according to the National Health Expenditures report by the Centers for Medicare and Medicaid Services dated January 2011. Such national healthcare expenditures are projected to reach 19.8% of GDP by 2020, as set forth in the chart below. Similarly, overall healthcare expenditures have risen sharply since 2005 and are projected to grow 5.8% per annum through 2020.

National Healthcare Expenditures
(2005-2020)

Source: U.S. Department of Health and Human Services. Centers for Medicare & Medicaid Services. Office of the Actuary. National Health Expenditures and Selected Economic Indicators. Levels and Annual Percent Change: Calendar Years 2005-2020 (based on the version of the National Health Expenditures released in January 2011).
Between 2010 and 2050, the U.S. population over 65 years of age is projected to more than double from 40.2 million to nearly 88.5 million people, as reflected in the below chart. Similarly, the 85 and older population is expected to more than triple, from 5.7 million in 2010 to 19.0 million between 2010 and 2050. The number of older Americans is also growing as a percentage of the total U.S. population as the “baby boomers” enter their 60s. The number of persons older than 65 was estimated to comprise 13.0% of the total U.S. population in 2010 and is projected to grow to 20.2% by 2050, as reflected in the below chart.

Projected U.S. Population Aged 65+
(2010-2050)

Source: U.S. Census Bureau, Population Division, August 14, 2008.
Based on the information above, we believe that healthcare expenditures for the population over 65 years of age will continue to rise as a disproportionate share of healthcare dollars is spent on older Americans. According to the 2010 Consumer Expenditure Survey, persons aged 65 to 74 years spent the highest amount annually for healthcare with more than $4,900 in annual personal expenditures including health insurance premiums. Those aged more than 75 years followed closely with nearly $4,800 spent on healthcare per year. In contrast, persons aged less than 25 years spent only $775 per year on healthcare. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe that this increased demand for healthcare services will create a substantial need for the development of additional medical office buildings and other facilities that serve the healthcare industry in many regions of the United States. Additionally, we believe that there will likely be a focus on lower cost outpatient care to support the aging U.S. population, which will continue to support medical office building demand in the long term. We believe this will result in a substantial increase in suitable, quality properties meeting our acquisition criteria.
Medical Office Building Supply and Demand
We invest primarily in medical office buildings. We believe that demand for medical office buildings and other facilities that serve the healthcare industry will increase due to a number of factors, including:

•
Evolution in the healthcare industry is a contributing factor, with procedures that have traditionally been performed in hospitals, such as surgery, moving to outpatient facilities as a result of shifting consumer preferences, limited space in hospitals, and lower costs. In addition, increased specialization within the medical field is driving the demand for medical office buildings suited specifically toward a particular specialty. Finally, some hospital systems have begun divesting their real estate holdings in order to better focus on the delivery of care.

•
An increase in medical office visits due to the overall rise in healthcare utilization has in turn driven hiring within the healthcare sector. This has increased the need for expansion of medical office facilities. Additionally, the increased dissemination of health research through media outlets, marketing of healthcare products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of healthcare users. This has created a surge in demand for customized facilities providing specialized, preventive, and integrative medicine. Additionally, the rate of employment growth in physicians' offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. These factors, in combination with changing consumer preferences and limitations on hospital expansion, have resulted in the increased utilization of medical office space, a trend which is expected to continue over the long term. According to the Bureau of Labor Statistics, employment in physicians' offices is expected to increase by a cumulative 36.4% from 2010 to 2020, as compared with a projected 25.9% increase in all healthcare professions and a forecasted increase of 14.3% in total employment.

•
Advances in medical technology will continue to enable healthcare providers to identify and treat once fatal ailments and will improve the survival rate of critically ill and injured patients who will require continuing medical care. Along with these technical innovations, the U.S. population is growing older and living longer. In addition, according to the Centers for Disease Control and Prevention, from 1950 to 2005, the average life expectancy at birth increased from 68.2 years to 77.9 years. By 2050, the average life expectancy at birth is projected to increase to 82.6 years, according to the U.S. Census Bureau.

•	Construction of medical office buildings has been relatively constrained with little developable land and high-cost barriers to development.

•
Strong rent growth is forecasted as market conditions tighten due to limited development, a decline in vacancy rates, growth in healthcare employment, and a larger number of baby boomers entering retirement age. Beginning in 2013, rent growth for medical office buildings is expected to outpace rent growth for traditional office properties as healthcare employment increases at a faster pace than traditional office-using industries.

Healthcare Industry Trends and Outlook
The current healthcare environment is impacted by several factors, each of which will inform the industry outlook over the long term:

•
According to the United States Department of Labor’s Bureau of Labor Statistics, the healthcare industry was the largest industry in the United States in 2006, providing 14 million jobs. Healthcare-related jobs are among the fastest growing occupations, accounting for ten of the 20 fastest growing occupations. The Bureau of Labor and Statistics estimates that healthcare will generate three million new wage and salary jobs between 2008 and 2018, more than any other industry. Wage and salary employment in the healthcare industry is projected to increase 22% through 2018, compared with 11% for all industries combined. Despite the downturn in the economy and widespread job losses in most industries, the healthcare industry has not been impacted. We expect the increased growth in the healthcare industry will correspond with a growth in demand for medical office buildings and other facilities that serve the healthcare industry.

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

•
Physicians are increasingly forming group practices. To increase the numbers of patients they can see and thereby increase market share, physicians have formed and are forming group practices. By doing so, physicians can gain greater influence in negotiating rates with managed care companies and hospitals in which they perform services. Also, the creation of these groups allows for the dispersion of overhead costs over a larger revenue base and gives physicians the financial ability to acquire new and expensive diagnostic equipment. Moreover, certain group practices may benefit from certain exceptions to federal and state self-referral laws, permitting them to offer a broader range of medical services within their practices and to participate in the facility fee related to medical procedures. This increase in the number of group practices has led to the construction of new medical facilities in which the groups are housed and medical services are provided.

We believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to demographic trends and the resistance of rising healthcare expenditures to economic downturns. For this reason, we believe healthcare-related real estate investments could potentially offer a more stable return to investors compared to other types of real estate investments.

We believe the confluence of these factors over the last several years, in combination with low interest rates and continued increases in the selling price of medical office buildings, has led to the following trends, which encourage third-party ownership of existing and newly developed medical properties:

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

•
Hospital Consolidation and Recapitalization.  Hospitals continue to consolidate in an effort to secure or expand market share, gain access to capital, and/or to achieve various economies of scale. Historically, these have been in the form of the expansion of investor-owned health systems through acquisitions or the merger of one or more tax-exempt health systems. Recently, new entrants include private equity firms that have either acquired hospital assets or are investing capital into existing tax-exempt organizations. We believe that accessing capital will continue to be a major area of focus for healthcare organizations, both in the short and long term.

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

•
Modernization.  Hospitals are modernizing by renovating existing properties and building new properties and becoming more efficient in the face of declining reimbursement and changing patient demographics. This trend has led to the development of new, smaller, specialty healthcare-related facilities as well as improvements to existing general acute care facilities. As a result, we believe hospitals will monetize their assets to redeploy needed capital.

•
Redeployment of Capital.  Medical providers are increasingly focused on wisely investing their capital in their medical business. A growing number of medical providers have determined that third-party ownership of real estate with long term leases is an attractive alternative to investing their capital in bricks-and-mortar. Increasing use of expensive medical technology has placed additional demands on the capital requirements of medical services providers and physician practice groups. By selling their real estate assets and relying on third-party ownership of new healthcare properties, medical services providers and physician practice groups can generate the capital necessary to acquire the medical technology needed to provide more comprehensive services to patients and improve overall patient care.

•
Physician Practice Ownership.  Many physician groups have reacquired their practice assets and real estate from national physician management companies or otherwise formed group practices to expand their market share. Other physicians have left hospital-based or HMO-based practices to form independent group practices. These physician groups are interested in new healthcare properties that will house medical businesses that regulations permit them to own. In addition to existing group practices, there is a growing trend for physicians in specialties, including cardiology, oncology, women’s health, orthopedics and urology, to enter into joint ventures and partnerships with hospitals, operators and financial sponsors to form specialty hospitals for the treatment of specific diseases. In general, we believe a significant number of these types of organizations have a limited interest in owning real estate and are aggressively looking for third-parties to own their healthcare properties.

The current regulatory environment remains an ongoing challenge for healthcare providers, who are under pressure to comply with complex healthcare laws and regulations designed to prevent fraud and abuse. These regulations, for example, prohibit physicians from referring patients to entities in which they have ownership or investment interests and prohibit hospitals from leasing space to physicians at below market rates. As a result, healthcare providers seek reduced liability costs and have an incentive to dispose of real estate to third parties, thus reducing the risk of violating fraud and abuse regulations. This environment creates investment opportunities for owners, acquirers and joint venture partners of healthcare real estate who understand the needs of healthcare professionals and can help keep tenant costs low. While the current regulatory environment is positive for healthcare operators, there is uncertainty as to the future of government policies and its potential impact on healthcare provider profitability.

PORTFOLIO OF PROPERTIES
As of December 31, 2011, our portfolio consisted of 229 medical office buildings and 19 other facilities that serve the healthcare industry, as well as two mortgage loans receivable. Our portfolio consisted of approximately 11.2 million square feet of GLA with an occupancy rate, including leases signed but not yet commenced, of 91% as of December 31, 2011.
Our properties are primarily located on or adjacent to, or are anchored by, the campuses of nationally and regionally recognized healthcare systems in the United States, including some of the largest in the United States, such as Adventist Health Systems, Ascension Health, Banner Health System, Catholic Healthcare Partners, Catholic Healthcare West, Community Health Systems, HCA, Inc. and Tenet Healthcare Corporation. As of December 31, 2011, approximately 95% of our portfolio, based on GLA, is located on or adjacent to, or was anchored by, the campuses of such healthcare systems.

The following charts depict 1) the proportion of our portfolio that is located on or is aligned with the campuses of nationally recognized healthcare systems; and 2) the composition of our overall portfolio as of December 31, 2011:

Portfolio by Type	# of Buildings	Annualized Base Rent (1)	% of Total Annualized Base Rent	Purchase Price	% of Aggregate Purchase Price	Number of States
Medical office buildings
Single-tenant, net lease	55	$41,205,000	19.9%	$488,915,000	20.9%	15
Single-tenant, gross lease	7	$6,308,000	3.1%	$70,504,000	3.0%	4
Multi-tenant, net lease	73	$52,558,000	25.4%	$650,411,000	27.9%	15
Multi-tenant, gross lease	94	$77,765,000	37.6%	$739,388,000	31.7%	16
Other facilities that serve the healthcare industry
Hospitals, single-tenant, net lease	10	$20,692,000	10.0%	$241,720,000	10.4%	4
Seniors housing, single-tenant, net lease	9	$8,236,000	4.0%	$91,600,000	3.9%	3
Mortgage loans receivable		N/A	N/A	$52,135,000	2.2%	2
TOTALS	248	$206,764,000	100.0%	$2,334,673,000	100.0%
_______________________________________

(1)
Annualized base rent is based on the contractual base rent in effect as of December 31, 2011, excluding the impact of renewals, future step-ups in rent, abatements, concessions, and straight-line rent.

SIGNIFICANT TENANTS
As of December 31, 2011, none of our tenants at our properties accounted for 10.0% or more of our aggregate annual rental revenue. The chart below depicts credit rating, annual rent, and GLA information for our top 20 tenants as determined by annualized base rent:

(1)
Annualized base rent is based on the contractual base rent in effect as of December 31, 2011, excluding the impact of renewals, future step-ups in rent, abatements, concessions, and straight-line rent.

(2)	Credit ratings of our tenants or their parent companies.

GEOGRAPHIC CONCENTRATION
As of December 31, 2011, our portfolio was comprised of approximately 11.2 million square feet of GLA and was concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for healthcare. We have concentrations in the following key markets: Phoenix, Arizona; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Pittsburgh, Pennsylvania; Dallas, Texas; Raleigh, North Carolina and Oklahoma City, Oklahoma.
The chart belows depicts our geographic presence based on GLA as of December 31, 2011:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, 280, Segment Reporting, or ASC 280, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, other facilities that serve the healthcare industry, and mortgage loans receivable. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.

COMPETITION
We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors for the acquisition of medical office buildings and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who have a comparative advantage in terms of size, capitalization, depth of experience, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for real properties or other real estate related assets which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
We face competition in leasing available medical office buildings and other facilities that serve the healthcare industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
We believe our focus on medical office buildings and other facilities that serve the healthcare industry, our experience and expertise, and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network, which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows for us to effectively lease available medical office space, retain our tenants, and maintain and improve our assets.

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
Healthcare Legislation.  On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our tenants and their ability to meet their lease obligations.

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
Fraud and Abuse Laws.  There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, but are not limited to:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for the ordering of any item or service reimbursed by a federal healthcare program, including Medicare or Medicaid;

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

•
the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts and to exclude violators from participating in federal healthcare programs; and

•
the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of the American Recovery and Reinvestment Act of 2009, which protects the privacy and security of personal health information.

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
Healthcare Licensure and Certification.  Some of our medical properties and their tenants may require a license or multiple licenses or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These event could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate plant expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

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
Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
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

EMPLOYEES
As of December 31, 2011, we had approximately 60 employees, none of whom is subject to a collective bargaining agreement.
TAX STATUS
The following discussion addresses U.S. federal income tax considerations related to our election to be subject to taxation as a REIT and the ownership and disposition of our common stock that may be material to holders of our stock. This discussion does not address any foreign, state, or local tax consequences of holding our stock. The provisions of the Internal Revenue Code of 1986, as amended, or the Code, concerning the U.S. federal income tax treatment of a REIT are highly technical and complex; the following discussion sets forth only certain aspects of those provisions. This discussion is intended to provide you with general information only and is not intended as a substitute for careful tax planning.
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

Federal Income Taxation of HTA
We believe that we have qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code for U.S. federal income tax purposes and we intend to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for U.S. federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). As a REIT, we generally are not subject to U.S. federal income tax on net income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to stockholders.
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
We have entered into a closing agreement with the IRS, or the Closing Agreement, pursuant to which (i) IRS agreed not to challenge the Company's dividends as preferential for its taxable years 2007, 2008, 2009, and 2010 as a result of the matters described above, and (ii) the Company paid a compliance fee in an immaterial amount, to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to the Company for its payment of this compliance fee will be considered gross income to the Company. As a result of the Closing Agreement, we continue to qualify as a REIT and to satisfy our distribution requirements.
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

Additional U.S. Federal Income Tax Withholding Rules
Additional U.S. federal income tax withholding rules apply to certain payments made after December 31, 2013 to foreign financial institutions and certain other non-U.S. entities. A withholding tax of 30% would apply to dividend payments made after December 31, 2013 and the gross proceeds of a disposition of our stock paid to certain foreign entities after December 31, 2014, unless various information reporting requirements are satisfied. For these purposes, a foreign financial institution generally is defined as any non-U.S. entity that (i) accepts deposits in the ordinary course of a banking or similar business, (ii) as a substantial portion of its business, holds financial assets for the account of others, or (iii) is engaged or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities, partnership interests, commodities, or any interest in such assets. Prospective investors are encouraged to consult their tax advisors regarding the implications of these rules with respect to their investment in our stock, as well as the status of any related federal regulations.
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
As required by our charter, our independent directors have reviewed our policies referred to above and determined that they are in the best interest of our stockholders because they provide the basis for and increase the likelihood that we will be able to acquire a diversified portfolio of stable income producing properties, thereby properly managing risk and creating stable yield and long term value in our portfolio, and they define the attributes we seek when evaluating the sufficiency of our acquisition opportunities. Our implementation of and commitment to these policies is further enhanced by the facts that (1) our executive officers, directors and management have expertise with the type of real estate investments we seek to acquire and own, and (2) our liquidity and borrowings have enabled us to purchase assets in both strong and challenging economic environments and to timely earn short and long term rental income, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding our executive officers included in Part III, Item 10 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 1A.	Risk Factors.
Risks Related to Our Common Stock

There is currently no public market for shares of our common stock. Therefore, it will be difficult for stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange, which may not occur in the near future or at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit our stockholders' ability to sell their shares. We have adopted a share repurchase plan, however, it is limited in terms of the amount of shares which may be repurchased quarterly and annually and may be limited, suspended, terminated or amended at any time by our board of directors, in its sole discretion, upon 30 days' notice. On November 24, 2010, we, with the approval of our board of directors, elected to amend and restate our share repurchase plan effective January 1, 2011. Under our share repurchase plan, we expect to fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding. Funding for our repurchase program each quarter will come exclusively from and will be limited to the sale of shares under our DRIP during such quarter. These limits have prevented us from accommodating all repurchase requests in the past and are likely to do so in the future. In addition, with the termination of our follow-on offering on February 28, 2011, except for the DRIP, we are conducting an ongoing review of potential alternatives for our share repurchase plan, including the suspension or termination of the plan.

Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that at the time we make our investments, the amount of funds available for investment has been reduced by approximately 11.5% of the gross offering proceeds that was used to pay selling commissions, the dealer manager fee and organizational and offering expenses. We also are required to use gross offering proceeds to pay acquisition expenses. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value equal to the price they paid for their shares. Thus, stockholders should consider their investment in our common stock as illiquid and a long-term investment, and stockholders must be prepared to hold their shares for an indefinite length of time.

Stockholders may be unable to sell their shares because their ability to have shares repurchased pursuant to our amended and restated share repurchase plan has been limited.

Even though our share repurchase plan may provide stockholders with a limited opportunity to sell shares to us after they have held them for a period of one year or in the event of death or qualifying disability, stockholders should be fully aware that our share repurchase plan contains significant restrictions and limitations. Repurchases of shares, when requested, will generally be made quarterly. Our board may limit, suspend, terminate or amend any provision of the share repurchase plan upon 30 days' notice. Repurchases will be limited to 5.0% of the weighted average number of shares outstanding during the prior calendar year, subject to available funding from the DRIP. Further, we expect to fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding. Funding for quarterly repurchases of shares will come exclusively from and will be limited to the net proceeds from the sale of shares under the DRIP in the applicable quarter. In addition, stockholders must present at least 25.0% of their shares for repurchase and until they have held shares for at least four years, repurchases will be made for less than stockholders paid for their shares. Therefore, stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our amended and restated share repurchase plan at any particular time or at all.

The availability and timing of cash distributions to our stockholders is uncertain.

In the past we have made monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. In the future, we will be restricted by the terms of our credit agreement for our unsecured credit facility from paying distributions in excess of our FFO, as adjusted pursuant to the terms of the credit agreement, or a percentage of such adjusted FFO. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions or that the amount of distributions will increase over time. If we fail for any reason to distribute at least 90.0% of our ordinary taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We may not have sufficient cash available from operations to pay distributions and, therefore, distributions may include a return of capital.

Distributions payable to stockholders may include a return of capital, rather than a return on capital. It is our present intention to continue to make monthly distributions to our stockholders. However, the actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. We may not have sufficient cash available from operations to pay distributions required to maintain our status as a REIT and may need to use borrowed funds to make such cash distributions, which may reduce the amount of proceeds available for investment and operations. Additionally, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital, which will decrease our stockholders' tax basis in their investment in shares of our common stock. Our organizational documents do not establish a limit on the amount of net proceeds we may use to fund distributions.

We may not have sufficient cash available from operations to pay distributions and, therefore, distributions may be paid, without limitation, with borrowed funds.

The amount of the distributions we make to our stockholders will be determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT, as well as any liquidity event alternatives we may pursue. On February 14, 2007, our board of directors approved a 7.25% per annum, or $0.725 per common share, distribution based on a $10.00 share price, to be paid to our stockholders beginning with our February 2007 monthly distribution, and we have continued to declare distributions at that rate through the first quarter of 2012. However, our board may reduce our distribution rate and we cannot guarantee the amount and timing of distributions paid in the future, if any.

If our cash flow from operations is less than the distributions our board of directors determines to pay, we would be required to pay our distributions, or a portion thereof, with borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

In the past we have paid a portion of our distributions using offering proceeds or borrowed funds, and we may continue to use borrowed funds in the future to pay distributions. For the year ended December 31, 2011, we paid distributions of $160,664,000 ($84,800,000 in cash and $75,864,000 in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $111,807,000. The remaining $48,857,000 of distributions paid in excess of our cash flow from operations, or 30%, was paid using proceeds of our offerings or proceeds of debt financing. In addition, the DRIP may be terminated at any time by our board of directors and may be amended at any time by our board of directors, at its sole discretion, upon 10 days notice.

We presently intend to effect a liquidity event by September 20, 2013, however, we cannot assure our stockholders that we will effect a liquidity event by such time or at all. If we do not effect a liquidity event as presently intended, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to sell shares through our share repurchase plan. We may amend or terminate our share repurchase plan with 30 days notice. We may also consider various forms of liquidity events, including, without limitation (1) a Listing, (2) a sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company, and (3) the sale of all or substantially all of our real property for cash or other consideration. We presently intend to effect a liquidity event by September 20, 2013, however, we cannot assure our stockholders that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event as presently intended, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

Because a portion of the offering price from the sale of shares was used to pay expenses and fees, the full offering price paid by our stockholders was not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after a Listing is substantially in excess of the original purchase price of our assets.

In the event our shares of common stock are listed on a national securities exchange, our common stock will be converted into shares of Class A and Class B common stock, the shares of Class B common stock would not immediately be listed on such exchange and there would be no public market for the shares of Class B common stock.

Our charter provides that in the event our shares of common stock are listed on a national securities exchange, our common stock will automatically be reclassified and converted into shares of Class A common stock and Class B common stock immediately prior to a Listing. The shares of Class A common stock would be listed on a national securities exchange upon a Listing. The shares of Class B common stock would not be listed. Rather, those shares would convert into shares of Class A common stock and become listed in defined phases, over a defined period of time. We believe all shares of Class B common stock would convert into shares of Class A common stock within 18 months of a Listing, with individual classes of Class B common stock converting into Class A common stock and becoming listed every six months. If we pursue a Listing, the ultimate length of the overall phased in liquidity program and the timing of each of the phases will depend on a number of factors, including the timing of the Listing. As a result, there would be no public market for the shares of Class B common stock. Until the shares of Class B common stock convert into Class A common stock and become listed, they cannot be traded on a national securities exchange. As a result, after a Listing, our stockholders will have very limited, if any, liquidity with respect to their shares of Class B common stock. Further, the trading price per share of Class A common stock when each class of Class B common stock converts into Class A common stock could be very different than the trading price per share of the Class A common stock on the date of a Listing. As a result, our stockholders may receive less consideration for their shares than they may have received if they had been able to sell immediately upon the effectiveness of a Listing.

Risks Related to Our Business

We are dependent on investments in a single industry, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were investing in multiple industries.

We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, a downturn in the healthcare property sector could negatively impact the ability of our tenants to make loan or lease payments to us as well as our ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations as well as our ability to make distributions to our stockholders.

We face competition for the acquisition of medical office buildings and other facilities that serve the healthcare industry, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. Our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings and other facilities that serve the healthcare industry, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be adversely affected.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

A key component of our growth strategy is to acquire properties before they are widely marketed by the owners, or "off-market." Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete for investment opportunities with entities that may have substantially greater financial resources than we have. These entities generally may be able to accept more risk than we can prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us or the number of facilities that we are able to acquire. This competition may also increase the bargaining power of facility owners seeking to sell to us, making it more difficult for us to acquire new facilities on attractive terms.

We may not be able to maintain or expand our relationships with our existing and future hospital and healthcare system clients.

The success of our business depends, to a large extent, on our past, current and future relationships with hospital and healthcare system clients. We invest a significant amount of time to develop these relationships, and they have helped us to secure acquisition and development opportunities, with both new and existing clients. If any of our relationships with hospital or healthcare system clients deteriorates, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities could be adversely impacted and our professional reputation within the industry could be damaged.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

We may not be able to achieve our investment objectives or may be unable to locate or acquire suitable investments. We cannot assure our stockholders that acquisitions of real estate or other real estate related assets will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

We may be unable to acquire any of the properties that we have in our acquisition pipeline or under non-binding letters of intent, which could adversely affect our business, results of operations and our ability to make distributions to our stockholders.

As of the date of this Annual Report on Form 10-K, we have additional properties in our acquisition pipeline and under non-binding letters of intent. We cannot assure you that we will acquire any of the properties in our acquisition pipeline or under these letters of intent because the letters of intent are non-binding and each of these transactions is subject to a variety of factors including: (i) the willingness of the current property owner to proceed with a transaction, (ii) our completion of satisfactory due diligence, (iii) the negotiation and execution of a mutually acceptable binding definitive purchase agreement and (iv) the satisfaction of closing conditions, including the receipt of third-party consents and approvals. Accordingly, we cannot assure you that we will be in a position to acquire any of the properties in our acquisition pipeline or under non-binding letters of intent. We may incur significant costs and divert management attention in connection with evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete. If we are unsuccessful in completing the acquisition of additional properties in the future, our business, results of operations and our ability to make distributions to our stockholders will be adversely affected.

Our results of operations, our ability to pay distributions to our stockholders, and our ability to dispose of our investments are subject to general economic conditions affecting the commercial real estate and credit markets.

Our business is sensitive to national, regional and local economic conditions, as well as the commercial real estate and credit markets. For example, the financial disruption and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in our industry, which may continue through 2012. The financial markets are still recovering from a recession, which created volatile market conditions, and resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. A slow economic recovery could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that we have already experienced, and would continue to put downward pressure on our revenues and operating results. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions.

Adverse economic conditions in the commercial real estate and credit markets may result in:

•	defaults by tenants of our properties due to bankruptcy, lack of liquidity or operational failures;

•	rent concessions or reduced rental rates to maintain or increase occupancy levels;

•
reduced values of our properties, thereby limiting our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties as well as reducing the availability of unsecured loans;

•
the value and liquidity of our short-term investments and cash deposits being reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•
one or more lenders under our unsecured credit facility refusing to fund their financing commitment to us, which such case we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•
a recession or rise in interest rates, which could make it more difficult for us to lease real properties or dispose of them or make alternative interest-bearing and other investments more attractive, thereby lowering the relative value of our existing real estate investments;

•	one or more counter parties to our interest rate swaps defaulting on their obligations to us, thereby increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties, which may impact our ability to maintain or increase occupancy levels and rents or to dispose of investments;

•	constricted access to credit, which may result in tenant defaults or non-renewals under leases; and

•
increased insurance premiums, real estate taxes or energy or other expenses, which may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults or make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.

Our property investments are geographically concentrated in certain states and subject to economic fluctuations in those states.
As of December 31, 2011, we had interests in 26 buildings located in Texas, which accounted for 15.0% of our annualized rental income, interests in 44 buildings in Arizona, which accounted for 12.1% of our annualized rental income, interests in 22 buildings located in South Carolina, which accounted for 9.6% of our annualized rental income, interests in 20 buildings in Florida, which accounted for 8.7% of our annualized rental income, and interests in 44 buildings in Indiana, which accounted for 8.1% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2011. As a result, our business, financial condition, results of operations, and ability to make distributions to our stockholders could be disproportionately affected by an economic downturn or other events affecting the economies in these states.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our board of directors, Scott D. Peters as our Chief Executive Officer, President and Chairman of the Board, Kellie S. Pruitt as our Chief Financial Officer, Treasurer and Secretary, Mark Engstrom as our Executive Vice President - Acquisitions, Amanda Houghton, as our Executive Vice President - Asset Management, and our other employees, in the identification and acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our Chief Executive Officer and other executive officers and the governance of our board of directors, each of whom would be difficult to replace. We do not have any key man life insurance on Messrs. Peters and Engstrom or Mses. Pruitt and Houghton. Although we have entered into employment agreements with each of Messrs. Peters and Engstrom and Mses. Pruitt and Houghton, the employment agreements contain various termination rights. If we were to lose the benefit of their experience, efforts and abilities, our operating results could suffer. In addition, if any member of our board of directors were to resign, we would lose the benefit of such director's governance and experience. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

Compliance with changing government regulations may result in additional expenses.

During July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into federal law. The provisions of the Dodd-Frank Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Dodd-Frank Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the SEC to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Dodd-Frank Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the act. The majority of the provisions of the Dodd-Frank Act did not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Dodd-Frank Act on our business, financial condition, results of operations and our ability to pay distributions to our stockholders.

Risks Related to our Organizational Structure

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may continue to acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property. For example, approximately 0.07% of our operating partnership is owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. We may continue to acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we continue to enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership's limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor's units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and, thus, our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor's units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor's units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Future offerings of debt securities, which would be senior to our existing stockholders, or equity securities, which would dilute our existing stockholders and may be senior to our existing stockholders, may adversely affect holders of common stock.

In the future, we may issue debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Our board of directors may issue such securities without stockholder approval and under Maryland law may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the percentage ownership interest of our existing stockholders. To the extent we issue additional equity interests, our stockholders' percentage ownership interest in us will be diluted. Depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, our stockholders may also experience dilution in both the book value and fair market value of their shares. As a result, future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the distributions that we pay with respect to our common stock. The issuance of preferred stock or classes of common stock may also render more difficult or tend to discourage a change of control which could be in the best interest of stockholders.

Our board of directors may change our investment objectives and major strategies and take other actions without seeking stockholder approval.

Our board of directors determines our investment objectives and major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Under our charter and Maryland law, our stockholders will have a right to vote only on the following matters:

•	the election or removal of directors;

•	our dissolution;

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets; and

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock or the number of our shares of any class or series that we have the authority to issue, or effect certain reverse stock splits.

As a result, stockholders will not have the right to approve most actions taken by our board of directors.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders' ability to sell their shares of our common stock.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.

Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to repurchase that person's shares of our common stock and any shares of our common stock acquired in such tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder's noncompliance. This provision of our charter does not apply to any shares of our common stock that are listed on a national securities exchange. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent you from receiving a premium price for your shares of our common stock in such a transaction.

Maryland law and our organizational documents limit our stockholders' right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interest of our stockholders, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Moreover, we have entered into separate indemnification agreements with each of our directors and all of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, our charter provides that we are required to pay or reimburse expenses incurred by these persons in advance of final disposition of a proceeding, without requiring a preliminary determination of the ultimate entitlement to indemnification. Our charter also provides that current and former directors and officers are entitled to indemnification for acts or omissions that occurred while a director or officer and at our request serves or has served as a director, officer, partner, or trustee of our corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan, or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.

Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our Class A Common Stock.

Certain provision of the Maryland General Corporation Law applicable to us, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstance that otherwise could provide stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board;

•
"business combination" provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuance or Reclassifications between us and an "interested stockholder" (define generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special stockholder voting requirements unless certain minimum price conditions are satisfied.

•
"control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of outstanding "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our board of directors has adopted a resolution providing that any business combination between us and any other person exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, we have opted out of these provisions pursuant to a provision in our bylaws. We may, only upon the approval of our stockholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL. We may also choose to adopt a classified board or other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of stockholders.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of our voting stock and two-thirds of the votes entitled to be cast by holders of shares of our voting stock other than shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Our board of directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time.

Our stockholders approved amendments to our charter which provide that certain provisions of our charter will not remain in effect in the event our shares of common stock are listed on a national securities exchange.

The provisions of the Statement of Policy Regarding Real Estate Investment Trusts adjusted by the North American Securities Administrators Association, or the NASAA Guidelines, apply to REITs with shares of common stock that are publicly registered with the SEC but are not listed on a national securities exchange. In the event of a Listing, there are certain provisions of our charter that will no longer be required to be included pursuant to the NASAA Guidelines. At our 2010 annual meeting, our stockholders approved amendments to our charter which provided that certain provisions of our charter will not remain in effect in the event of a Listing, including but not limited to provisions which:

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

Risks Related to Investments in Real Estate

Increasing vacancy rates for commercial real estate resulting from a slow economic recovery could result in increased vacancies at some or all of our properties, which may result in reduced revenue and resale value.

We may experience vacancies by a default of tenants under their leases or the expiration or termination of tenant leases, and such vacancies may continue for a long period of time. Recent disruptions in the financial markets and the slow economic recovery have resulted in a trend toward increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and other facilities that serve the healthcare industry, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Uncertain economic conditions and related levels of unemployment have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings and other facilities that serve the healthcare industry could require us to increase concessions, make tenant improvement expenditures or reduce rental rates to maintain occupancies. We may suffer reduced revenues resulting in less cash distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on the financial stability of our tenants.

Lease payment defaults by tenants would cause us to lose the revenue associated with such leases, and we may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant causing us to reduce the amount of distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property, and may not be able to re-lease the property for the rent previously received, if at all. Lease terminations could also reduce the value of the properties.

We face potential adverse consequences of bankruptcy or insolvency by our tenants.

We are exposed to the risk that our tenants could become bankrupt or insolvent. This risk would be magnified to the extent that a tenant leased or managed multiple facilities. The bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap might be substantially less than the remaining rent actually owed under the lease, and it is quite likely that any claim we might have for unpaid rent would not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, would generally be more limited.

Our medical office buildings, other facilities that serve the healthcare industry and tenants may be subject to competition.

Our medical office buildings and other facilities that serve the healthcare industry often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants' ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and other facilities that serve the healthcare industry and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The hospitals on whose campuses our medical office buildings are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our medical office buildings.

Our medical office building operations depend on the viability of the hospitals on or near whose campuses our medical office buildings are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related clients. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our medical office buildings is located is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create demand for space in our medical office buildings, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our medical office building operations and have an adverse effect on us.

The unique nature of certain or our properties, including our senior healthcare properties, may make it difficult to lease or transfer our property or find replacement tenants, which could require us to spend considerable capital to adapt the property to an alternative use or otherwise negatively affect our performance.

Some of the properties we seek to acquire are specialized medical facilities or otherwise designed or built for a particular tenant of a specific type of use known as a single use facility. For example, senior healthcare facilities present unique challenges with respect to leasing and transferring the same. Skilled nursing, assisted living and independent living facilities are typically highly customized and may not be easily modified to accommodate non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. As a result, these property types may not be suitable for lease to traditional office tenants or other healthcare tenants with unique needs without significant expenditures or renovations. A new or replacement tenant may require different features in a property, depending on that tenant's particular operations.

If we or our tenants terminate or do not renew the leases for our properties or our tenants lose their regulatory authority to operate such properties or default on their lease obligations for any reason, we may not be able to locate, or may incur additional costs to locate, suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to re-lease the space or we could otherwise incur re-leasing costs. Furthermore, because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of property, there may be significant delays in transferring operations of senior healthcare facilities to successor operators. Any loss of revenues or additional capital expenditures required as a result may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce stockholder returns.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have an adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

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

Even if acquisitions are completed, we may fail to successfully operate acquired properties.

Our ability to successfully operate any acquired properties are subject to the following risks:

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•	even if we are able to finance the acquisition, our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisition of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons dealing with former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we are unable to successfully operate acquired properties, our financial condition, results of operations, cash flow and ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Our ownership of certain medical office building properties is subject to ground lease or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.

We hold interests in certain of our medical office building properties through leasehold interests in the land on which the buildings are located and we may acquire additional medical office building properties in the future that are subject to ground leases or other similar agreements. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties, which may impair their value.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Chief Executive Officer and our board of directors may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we may not be able to sell our properties at a profit in the future or at all. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a property could adversely impact our business, financial condition, results of operation and ability to pay distributions to our stockholders.

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

Lease rates under our long-term leases may be lower than fair market lease rates over time.

We have entered into and may in the future enter into long-term leases with tenants of certain of our properties. Certain of our long-term leases provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could increase the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury or other claims or fines could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing. Our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may also adversely affect our real properties.

Risks Related to the Healthcare Industry

New laws or regulations affecting the heavily regulated healthcare industry, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

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

Many of our medical properties and their tenants may require a license or multiple licenses or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

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

Recently enacted comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants' ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants, and therefore our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement rates as payment in full for services rendered, without regard to a provider's charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants' revenues. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have an adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Government budget deficits could lead to a reduction in Medicaid and Medicare reimbursement, which could adversely affect the financial condition of our tenants.

Adverse U.S. economic conditions have negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes, and eligibility expansions required by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under both the federal Medicare program and state Medicaid programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our tenants and their ability to meet their obligations to us, which could, in turn, have an adverse effect on our business, financial condition, and results of operations and our ability to make distributions to our stockholders.

Some tenants of our medical office buildings and other facilities that serve the healthcare industry are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant's ability to make rent payments to us.

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

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's ability to operate or to make rent payments, which may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and other facilities that serve the healthcare industry operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. There has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims and quality of care, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have an adverse effect on a tenant's financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's ability to pay rent, which in turn could have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of our senior healthcare facilities.

Operators of our senior healthcare facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources.

•
Changes in reimbursement policies. Our skilled nursing operators' revenues are primarily derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators are subject to the potential negative effects of decreased reimbursement rates offered through such programs.

•
Impact of general economic conditions. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates.

•
Compliance costs. Our operators' performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships, reimbursement and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior healthcare facility operator may result in the imposition of fines or other penalties that could jeopardize that operator's ability to make payment obligations to us or to continue operating its facility. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our healthcare operator's ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs.

•
Legal actions. Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare facility operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the recently enacted healthcare reform law imposes additional reporting requirements and responsibilities for healthcare facility operators. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential litigation in the future has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance.

•
Insurance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. To the extent we are required to remove or replace a healthcare operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.

•
New or future legislative proposals. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the senior healthcare sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our senior healthcare operations.

•
Increased operating expenses. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses. Our financial position could be weakened and our ability to make distributions could be limited if any of our senior healthcare facility operators were unable to meet their financial obligations to us.

Any of these factors could adversely affect the ability of our tenants to pay rent, diminish the value of our properties or otherwise have an adverse effect on our business, financial condition and results of operations and ability to make distributions to our stockholders.

Risks Related to Investments in Other Real Estate Related Assets

Real estate related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer's property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or other real estate related assets and are subject to the inherent risks associated with other real estate related assets discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

The mortgage or other real estate-related loans in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

As of December 31, 2011, we had acquired two mortgage loans. If we make additional investments in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “- Risks Related to Investments in Real Estate.” If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our investments in other real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stock, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security's duration and reduce the value of the security. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which may force us to reinvest in lower yielding securities. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our investments in other real estate related assets.

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

As of December 31, 2011, we had fixed and variable rate debt of $639.1 million outstanding, including a premium of $2.6 million. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We anticipate that our overall leverage, the ratio of our debt to total assets, will fluctuate within approximately 35% to 40%.

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

As of December 31, 2011, we had $79.6 million principal amount of debt maturing in the year ending December 31, 2012. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to utilize financing in our initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and, therefore, negatively impact our operating results.

Interest we pay on our debt obligations reduces cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. As of December 31, 2011, we had $175.3 million outstanding variable rate debt. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.

The credit ratings of our senior unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could occur, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.

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

Federal Income Tax Risks

Failure to qualify as a REIT for U.S. federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2007 and we believe that our current and intended manner of operation will enable us to continue to meet the qualifications to be taxed as a REIT. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our qualification as a REIT. Losing our qualification as a REIT would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to our stockholders.

To continue to qualify as a REIT and to avoid the payment of U.S. federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85.0% of our ordinary income; (2) 95.0% of our capital gain net income; and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT status and to avoid the payment of federal income and excise taxes.

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

The maximum tax rate for “qualified dividends” paid by corporations to individuals is 15% through 2012, as extended by recent tax legislation. Dividends paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 35% through 2012), rather than the 15% preferential rate. The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to certain tax-exempt stockholders may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax exempt stockholder with respect to our common stock would constitute unrelated business taxable income if the stockholder incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Changes to U.S. federal income tax laws or regulations could adversely affect stockholders.

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

A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT's stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence. We cannot assure our stockholders that we will continue to qualify as a “domestically controlled” REIT.

Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.

A foreign stockholder also may be subject to U.S. tax pursuant to FIRPTA upon the payment of any dividend is attributable to gain from sales or exchanges of U.S. real property interests.

If investors fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our common stock, they could be subject to criminal and civil penalties.

We, and our stockholders that are employee benefit plans or individual retirement accounts, or IRAs, will be subject to risks relating specifically to our having employee benefit plans and IRAs as stockholders, which risks are discussed below. There are special considerations that apply to pension, profit-sharing trusts of IRAs investing in our common stock. If investors are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, they should consider:

•	whether the investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether the investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan's investment policy;

•	whether the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether the investment will impair the liquidity of the plan or IRA;

•	whether the investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Code, to the plan or IRA; and

•	their need to value the assets of the plan annually in accordance with ERISA and the Code.

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
As of December 31, 2011, we leased our principal executive offices located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254. Additionally, we lease regional offices in Indianapolis, IN and in Charleston, SC. Our Indianapolis regional office is located at 201 N. Pennsylvania Parkway, Suite 201, Indianapolis, IN 46280. Our Charleston regional office is located at 463 King Street, Suite B, Charleston, SC 29403.
We have built a portfolio of acquisitions comprising 248 buildings with approximately 11.2 million square feet of GLA, for an aggregate purchase price of $2,334,673,000 as of December 31, 2011. Our portfolio is geographically diverse, with property portfolios located in 25 states. Each of our properties is 100% owned by our operating partnership, except for the 7900 Fannin medical office building in which we own an approximate 84% interest through our operating partnership. As of December 31, 2011, our property portfolio had an occupancy rate of approximately 91%, including leases signed but which have not yet commenced.
Our properties include medical office buildings, specialty inpatient facilities (long term acute care hospitals or rehabilitation hospitals), and skilled nursing and assisted living facilities.
As of December 31, 2011, we owned fee simple interests in 175 of the 248 buildings comprising our portfolio. These 175 buildings represent approximately 67.7% of our total portfolio’s GLA. We hold long-term leasehold interests in the remaining 73 buildings within our portfolio, which represent approximately 32.3% of our total GLA. As of December 31, 2011, these leasehold interests had an average remaining term of approximately 68.5 years.
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
Lease Expirations
The following table presents the sensitivity of our annualized base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annualized base rent, and percentage of annualized base rent as of December 31, 2011:

Year Ending December 31(2)	Number of Leases Expiring	Total Sq. Ft. of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annualized Base Rent Under Expiring Leases (1)	% of Total Annualized Base Rent Represented by Expiring Leases(1)
2012	280	749,075	7.2%	$15,433,628	7.2%
2013	251	1,049,859	10.1	20,875,270	9.7
2014	199	955,059	9.2	17,609,997	8.2
2015	209	861,155	8.3	18,451,461	8.6
2016	186	1,033,905	10.0	21,730,754	10.1
2017	165	816,087	7.9	16,181,483	7.5
2018	116	707,052	6.8	14,731,741	6.8
2019	69	546,533	5.3	12,321,079	5.7
2020	82	473,373	4.6	9,126,161	4.2
2021	70	452,468	4.4	9,393,342	4.4
Thereafter	136	2,710,444	26.2	59,722,860	27.6
Total	1,763	10,355,010	100.0%	$215,577,776	100.0%
_______________________________________

(1)
The annualized base rent percentage is based on the total annual contractual base rent as of December 31, 2011, excluding the impact of renewals, future step-ups in rent, abatements, concessions, and straight-line rent. Amounts include any contractual rent increases over the life of the lease.

(2)	Leases scheduled to expire on December 31 of a given year are included within that year in the table.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2011:

State	Number of Buildings(1)		GLA (Square Feet)	% of GLA	2011 Annualized Base Rent(2)	% of 2011 Annualized Base Rent
Arizona	44	(3)	1,363,000	12.1%	$25,042,000	12.1%
California	5		287,000	2.5%	5,061,000	2.4
Colorado	3		145,000	1.3%	2,940,000	1.4
Florida	20	(3)	940,000	8.4%	17,950,000	8.7
Georgia	12		615,000	5.5%	12,303,000	6.0
Indiana	44	(3)	1,220,000	11.2%	16,751,000	8.1
Kansas	1		63,000	0.5%	1,610,000	0.8
Maryland	2		164,000	1.5%	3,497,000	1.7
Massachusetts	1		47,000	0.4%	635,000	0.3
Minnesota	2		155,000	1.4%	1,695,000	0.8
Missouri	5		297,000	2.6%	6,944,000	3.4
North Carolina	10		241,000	2.1%	4,808,000	2.3
New Hampshire	1		70,000	0.6%	1,210,000	0.6
New Mexico	2		54,000	0.5%	1,263,000	0.6
Nevada	1		73,000	0.6%	1,110,000	0.5
New York	8		909,000	8.1%	16,444,000	8.0
Ohio	13		525,000	4.7%	5,817,000	2.8
Oklahoma	2		186,000	1.6%	3,392,000	1.6
Pennsylvania	3		530,000	4.7%	11,113,000	5.4
South Carolina	22	(3)	1,104,000	9.8%	19,880,000	9.6
Tennessee	11		442,000	3.9%	8,058,000	3.9
Texas	26	(3)	1,304,000	11.6%	31,019,000	15.0
Utah	1		112,000	1.0%	1,800,000	0.9
Virginia	3		64,000	0.6%	116,000	0.1
Wisconsin	6		315,000	2.8%	6,306,000	3.0
Total	248		11,225,000	100%	$206,764,000	100.0%
_______________________________________

(1)	Represents the number of buildings acquired within each particular state as of December 31, 2011.

(2)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2011, excluding the impact of renewals, future step-ups in rent, abatements, concessions, and straight-line rent.

(3)
As further discussed in Note 19, Concentration of Credit Risk, to our accompanying consolidated financial statements, we had the greatest geographic concentration as of December 31, 2011 within the following states: Texas (26 buildings), Arizona (44 buildings), South Carolina (22 buildings), Florida (20 buildings), and Indiana (44 buildings).

Indebtedness
See Note 7, Mortgage Loans Payable, Net, Note 8, Derivative Financial Instruments, Note 9, Revolving Credit Facility, and Note 22, Subsequent Events, to our accompanying consolidated financial statements for further discussions of our indebtedness.

Item 3.	Legal Proceedings.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in our offerings of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, management’s estimated value of the shares is $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the public offering price for shares of our common stock in our recently completed follow-on public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until August 28, 2012 (18 months after the completion of our follow-on offering of shares of our common stock), we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in a Current Report on Form 8-K and in our subsequent Annual Reports on Form 10-K distributed to stockholders.
Stockholders
As of March 23, 2012, we had 55,543 stockholders of record.
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
For the years ended December 31, 2011 and 2010, our board of directors authorized, and we declared and paid, monthly distributions to our stockholders, based on daily record dates, at a rate that would equal a 7.25% annualized rate, or $0.725 per common share based on a $10.00 per share price. It is our intent to continue to pay distributions. However, our board may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.
If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income has historically resulted in a return of capital to our stockholders.

The following presents the amount of our distributions and the source of payment of such distributions for each of the last four quarters in the years ended December 31, 2011 and 2010:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Distributions paid in cash	$21,799,000	$21,990,000	$21,691,000	$19,320,000
Distributions reinvested	19,244,000	19,477,000	19,492,000	17,651,000
Total distributions	$41,043,000	$41,467,000	$41,183,000	$36,971,000
Source of distributions:
Cash flow from operations	$25,547,000	$25,474,000	$35,676,000	$25,110,000
Offering proceeds	15,496,000	15,993,000	5,507,000	11,861,000
Total sources	$41,043,000	$41,467,000	$41,183,000	$36,971,000

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Distributions paid in cash	$17,306,000	$15,666,000	$14,366,000	$12,838,000
Distributions reinvested	15,995,000	14,490,000	13,544,000	12,522,000
Total distributions	$33,301,000	$30,156,000	$27,910,000	$25,360,000
Source of distributions:
Cash flow from operations	$8,880,000	$17,847,000	$19,230,000	$12,546,000
Debt financing	24,421,000	12,309,000	8,680,000	12,814,000
Offering proceeds	—	—	—	—
Total sources	$33,301,000	$30,156,000	$27,910,000	$25,360,000
For the year ended December 31, 2011, we paid distributions of $160,664,000 ($84,800,000 in cash and $75,864,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $111,807,000 and FFO of $113,135,000. From inception through December 31, 2011, we paid cumulative distributions of $402,897,000 ($209,795,000 in cash and $193,102,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $219,620,000 and cumulative FFO of $223,704,000. The difference between our cumulative distributions paid and our cumulative cash flows from operations is indicative of our high volume of acquisitions completed since our date of inception. The distributions paid in excess of our cash flows from operations in 2011 were paid using proceeds from our offerings, including the DRIP, and proceeds of debt financing.
FFO is a non-GAAP measure. See our disclosure regarding FFO in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Normalized Funds from Operations. Note that our computation of FFO changed in 2009 as a result of a change in GAAP that required, effective January 1, 2009, that acquisition-related expenditures be expensed. As a result, acquisition-related expenditures, which had previously been capitalized and added back to FFO through depreciation, are now expensed immediately and not adjusted through FFO. The cumulative amount of acquisition-related expenses incurred since January 1, 2009 was approximately $29.4 million.
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

The ratio of the costs we incurred in connection with our offerings as of December 31, 2011 to the total amount of capital we raised in the offerings as of December 31, 2011 was approximately 10.0%.s of December 31, 2011, we have used $1,760,763,000 in offering proceeds to make our 79 geographically diverse portfolio acquisitions and repay debt incurred in connection with such acquisitions. We also used a portion of these proceeds to pay distributions.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended December 31, 2011, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	997,415	$9.78	997,415	(2)
November 1, 2011 to November 30, 2011	13,510	$9.97	13,510	(2)
December 1, 2010 to December 31, 2011	7,000	$10.00	7,000	(2)
_______________________________________

(1)
Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again, with an effective date of January 1, 2011. From inception through December 31, 2011, we had repurchased approximately 11,170,600 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be suspended or terminated at our board of directors’ discretion.

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

Securities Authorized for Issuance under Equity Compensation Plans
The Amended and Restated 2006 Incentive Plan authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards, including units in operating partnership, and cash-based awards. Subject to adjustment as provided in the Amended and Restated 2006 Incentive Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Amended and Restated 2006 Incentive Plan is 10,000,000 (which includes 2,000,000 shares originally reserved for issuance under the plan and 8,000,000 new shares added pursuant to the amendment and restatement).

Item 6.	Selected Financial Data.
The following should be read with Item 1A. Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data reflecting the results of our operating properties, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules.

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Real estate assets, net	$1,863,930,000	$1,854,554,000	$1,204,552,000	$826,280,000	$352,994,000
Total assets	$2,291,629,000	$2,271,795,000	$1,673,535,000	$1,113,923,000	$431,612,000
Mortgage loans payable, net	$639,149,000	$699,526,000	$540,028,000	$460,762,000	$185,801,000
Stockholders’ equity	$1,567,340,000	$1,487,246,000	$1,071,317,000	$599,320,000	$175,590,000

	Years Ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Total revenues	$274,438,000	$203,081,000	$129,486,000	$80,418,000	$17,626,000
Net income (loss)	$5,593,000	$(7,919,000)	$(24,773,000)	$(28,409,000)	$(7,674,000)
Net income (loss) attributable to controlling interest	$5,541,000	$(7,903,000)	$(25,077,000)	$(28,448,000)	$(7,666,000)
Income (loss) per share — basic and diluted(1):
Net income (loss)	$0.02	$(0.05)	$(0.22)	$(0.66)	$(0.77)
Net income (loss) attributable to controlling interest	$0.02	$(0.05)	$(0.22)	$(0.66)	$(0.77)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$111,807,000	$58,503,000	$21,628,000	$20,677,000	$7,005,000
Cash flows used in investing activities	$(65,958,000)	$626,849,000	$455,105,000	$526,475,000	$385,440,000
Cash flows provided by financing activities	$(5,628,000)	$378,615,000	$524,147,000	$628,662,000	$383,700,000
OTHER DATA:
Distributions declared	$162,597,000	$120,507,000	$82,221,000	$31,180,000	$7,250,000
Distributions declared per share	$0.73	$0.73	$0.73	$0.73	$0.73
Distributions paid in cash to stockholders	$84,800,000	$60,176,000	$39,500,000	$14,943,000	$3,323,000
Distributions reinvested	$75,864,000	$56,551,000	$38,559,000	$13,099,000	$2,673,000
Funds from operations(2)	$113,135,000	$70,642,000	$28,822,000	$8,989,000	$2,116,000
Normalized funds from operations(2)	$114,704,000	$84,250,000	$42,716,000	$21,592,000	$2,113,000
Net operating income(3)	$185,678,000	$137,419,000	$84,462,000	$52,244,000	$11,589,000
______________________________

(1)
Net income (loss) per share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)
For additional information on FFO and normalized funds from operations, or Normalized FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Normalized Funds From Operations, which includes a reconciliation of our GAAP net loss to FFO and Normalized FFO for the years ended December 31, 2011, 2010 and 2009. Neither FFO nor Normalized FFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of our liquidity.

(3)
For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net income(loss) to net operating income for the years ended December 31, 2011, 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2011 and 2010, together with our results of operations and cash flows for the years ended December 31, 2011, 2010, and 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of REITs and changes to laws governing the healthcare industry; the success of our assessment of strategic alternatives, including potential liquidity alternatives; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, including but not limited to the risks described under Part I, Item 1A. Risk Factors, is included herein and in our other filings with the SEC.
Overview and Background
Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006, and consider that our date of inception.
We are a fully integrated, self-administered, and self-managed REIT. Accordingly, our internal management team employs a hands-on approach to managing our day-to-day operations. We have approximately 60 employees focused on acquiring, owning, and operating high-quality medical office buildings that are predominantly located on campuses of nationally recognized healthcare systems in major U.S. metropolitan areas. We are a full-service real estate company with acquisitions and asset management services performed internally, with certain monitored services provided by third parties at market rates. We do not pay acquisition, disposition or asset management fees to an external advisor, and we have not and will not pay any internalization fees.
Through our management's experience and our portfolio acquisitions, we have developed numerous long-term relationships with healthcare systems, physician groups, developers, lenders, brokers, and other real estate professionals. We believe these strong relationships with our hospital systems and physician tenants drive incremental demand for our medical office building space and increased tenant retention rates, as well as serve to further our efforts of being the landlord of choice for our tenants. Additionally, we believe these relationships will provide us with further investment opportunities. We provide our stockholders the potential for income and growth through our investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and other facilities that serve the healthcare industry. We also invest to a limited extent in other real estate-related assets, such as mortgage loans receivable. However, we do not presently intend to invest more than 15% of our total assets in such other real estate-related assets. We focus on investments that produce recurring income. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.

We are one of the largest public healthcare REITs, based on GLA, focused primarily on high-quality medical office buildings in the United States, and we own an approximately $2.3 billion healthcare real estate portfolio (based on purchase price) consisting predominantly of institutional quality medical office buildings. Our portfolio of 11.2 million square feet of GLA is focused on strategically-located medical office buildings that are on the campuses of or are adjacent to/aligned with recognized healthcare systems situated in locations with high barriers to entry. Approximately 57% of our annualized base rent is derived from tenants that have a credit rating as determined by a nationally recognized rating agency, and approximately 38% of our annualized base rent is derived from tenants that have an investment grade credit rating as determined by nationally recognized rating agencies, including, but not limited to, Greenville Hospital System, Community Health Systems, Aurora Healthcare, West Penn Allegheny Health System, Indiana University Health, Hospital Corporation of America, and Banner Health. As of December 31, 2011, none of our tenants at our consolidated properties accounted for 7% or more of our aggregate annual rental revenue. Our existing lease fundamentals provide for stable in-place revenue and rent growth. With our stable occupancy rate and minimal near-term lease rollover, our portfolio allows for a good balance of growth through increased occupancy and stability within our existing tenant base.
Our business strategy consists of the following: (1) achieve growth through targeted acquisition; (2) actively manage our balance sheet to maintain flexibility with conservative leverage;  and (3) maximize internal growth through proactive asset management, leasing and property management oversight. We believe that these strategies allow us to proactively identify and undertake actions that drive growth and enhance stockholder value. We believe our mission is to maintain a strong balance sheet and to buy, own and operate assets in an optimal manner. Our overall philosophy is to undertake actions which are in the best interests of our stockholders. In moving to our self-management model, we put our stockholders first and put the focus on performance-based behavior, which has saved costs and increased productivity at all levels of our company.
We own a national portfolio of high-quality medical office buildings that are geographically diversified in 25 states. Our portfolio is comprised of 11.2 million of square feet of GLA and it is concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for healthcare. We have concentrations in the following key markets: Phoenix, Arizona; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Pittsburgh, Pennsylvania; Dallas, Texas; Raleigh, North Carolina; and Oklahoma City, Oklahoma. We believe our portfolio provides stable and growing in-place revenue. With occupancy, including leases signed, but which have not yet commenced, of approximately 91% as of December 31, 2011, our portfolio also provides built-in value-add opportunities, including increased occupancy and future development opportunities. Growth opportunities are complemented and enhanced by our proven and disciplined acquisition capability, high-quality and stable existing tenant base, conservative and 27.9% leveraged balance sheet, experienced senior management team, and strong degree of financial flexibility.
During the year ended December 31, 2011, we completed the acquisition of two new, two-building portfolios and expanded two of our existing portfolios through the purchase of an additional building in each. The aggregate purchase price of these acquisitions was $68,314,000, and they had a weighted average acquisition-day capitalization rate of 8.04%. Capitalization rates are calculated by dividing the property's estimated annualized first year net operating income, existing at the date of acquisition, by the contract purchase price of the property, excluding closing costs and acquisition expenses. Estimated first year net operating income on our real estate investments represents total estimated gross income (rental income, tenant reimbursements, and other property-related income) derived from the terms of in-place leases at the time we acquire the property, less property and related expenses (including property operating and maintenance expenses, real estate taxes, property insurance, and management fees) based on the operating history of the property. Estimated first year net operating income on new acquisitions excludes other non-property income and expenses, interest expense from financings, depreciation and amortization, and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.
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

Company Highlights
Portfolio Operating Performance

•
For the year ended December 31, 2011, our cash flow from operations was $111,807,000 representing an 91.1% increase over our cash flow from operations of $58,503,000 for the year ended December 31, 2010 and a 417.0% increase over our cash flow from operations of $21,628,000 for the year ended December 31, 2009.

•
For the year ended December 31, 2011, net income increased by 170.6% to $5,593,000 from a loss of $7,919,000 for the year ended December 31, 2010, and by 122.6% from a loss of $24,773,000 for the year ended December 31, 2009.

•
Our portfolio performance, coupled with our disciplined acquisition activity, for the year ended December 31, 2011 has resulted in net operating income, or NOI, growth of approximately 35.1% as compared to the year ended December 31, 2010, and of approximately 119.8% as compared to the year ended December 31, 2009. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income (loss), see "Net Operating Income" below.

•
For the year ended December 31, 2011, Funds from Operations, or FFO, increased by 60.2% to $113,135,000 from $70,642,000 for the year ended December 31, 2010, and by 292.5% from $28,822,000 for the year ended December 31, 2009. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see "Funds from Operations and Normalized Funds from Operations" below.

•
For the year ended December 31, 2011, our normalized funds from operations, or Normalized FFO, was $114,704,000, compared to $84,250,000 for the prior year, and increase of 36.1%. Normalized FFO is a non-GAAP financial measure. For a reconciliation of Normalized FFO to net income (loss), see "Funds from Operations and Normalized Funds from Operations" below.

Maximize Internal Growth through Proactive Asset Management, Leasing, and Property Management

•
The occupancy rate on our portfolio of properties, including leases signed, but which have not yet commenced, was approximately 91% as of December 31, 2011. Approximately two-thirds of our portfolio is leased to tenants under triple net leases.

•
Our portfolio of 11.2 million square feet of gross leasable area is focused on strategically located on-campus medical office buildings in locations with high barriers to entry. As of December 31, 2011, approximately 95% of our portfolio, based on GLA, was located on or adjacent to, or anchored by the campuses of nationally and regionally recognized healthcare systems.

•
We have implemented integrated asset management, budgeting, and reporting systems in order to allow us to take a tenant-focused approach in monitoring our portfolio. Additionally, during the year ended December 31, 2011, we expanded our geographic reach and increased access to our tenants by opening regional offices in Indianapolis, Indiana and Charleston, South Carolina.

•
During the year ended December 31, 2011, we transitioned the management for a significant portion of our Indiana property portfolios to a regionally-focused property management platform with HTA-dedicated property management personnel. The addition of this market complemented the 34% of our overall portfolio that we had already been successfully managing with our asset management team. We believe such a platform provides us with the potential to reduce costs while enhancing our relationships with our hospital systems and physician tenants. Further, it allows us to improve the efficiency and effectiveness of property management and leasing. Following the success experienced with transitioning our Indiana portfolios, we have begun the transition of properties in Arizona as well as in several east coast markets to our HTA-dedicated property management platform. Upon completion of these markets currently in transition, approximately 61% of our portfolio will be managed internally. We will continue to evaluate additional markets in which to expand our internal migration efforts in the future.

•
As a result of the successes achieved with respect to effectively managing our portfolio of assets and in leading the transition of several of our markets toward a regionally-focused property management platform with HTA-dedicated property management personnel, on December 7, 2011, our board of directors approved the appointment of Amanda Houghton, previously our Senior Vice President--Asset Management and Finance, as our Executive Vice President--Asset Management.

Conservative Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2011, we had a strong, flexible balance sheet with total assets of $2,291,629,000, cash on hand of $69,491,000, and a leverage ratio of our mortgage and secured term loans payable debt to total assets of 27.9%.

•
In May 2011, we successfully increased our unsecured revolving credit facility to an aggregate maximum principal of $575,000,000 from $275,000,000 as well as extended its maturity date from November 2013 to May 2014.

•
In July 2011, we received ratings by two nationally recognized rating agencies. We believe these ratings, along with our strong balance sheet and conservative leverage, will allow us access to multiple sources of liquidity, such as unsecured bank debt, mortgage financing, and public debt.

•
We completed the sale of 21,564,900 shares of our common stock for $215,649,000 during the first quarter of 2011 pursuant to our follow-on offering and closed this offering on February 28, 2011, except for the DRIP.

•
During the year ended December 31, 2011, we repaid four of our variable rate secured loans, which had an aggregate principal balance of $83,886,000 at December 31, 2010. Going forward, we continue to focus on migrating our capital structure toward a higher volume of unsecured debt, which will be used to pay down our secured debt maturities and for future acquisitions.

•
Based on our conservative and low-leveraged balance sheet with modest intermediate debt maturities, strong cash position, and full access to our $575,000,000 unsecured credit facility, as discussed below under "Financing", we have the capital capacity with increased leverage to acquire over $1,000,000,000 of medical office buildings and healthcare-related facilities (based on the current covenant requirements of our unsecured credit facility and assuming we utilize all of our cash, fully access our unsecured credit facility, and enter into new debt facilities on additional asset purchases). This strong degree of financial flexibility provides us the capacity to continue to execute a prudent growth strategy through disciplined selection of acquisition opportunities. However, there can be no assurance we will be able to obtain such leverage or acquire such properties on attractive terms or at all.

•
In February 2012, JP Morgan, Deutsche Bank, and Wells Fargo signed engagement letters to serve as Joint Lead Arrangers for a new unsecured credit facility of at least $825,000,000, consisting of a $575,000,000 revolving tranche and a $250,000,000 term loan tranche. As of March 23, 2012, the Joint Lead Arrangers and other additional lenders had committed in excess of that amount to the new credit facility. This credit facility will replace our existing credit facility. It will have an initial term of 4 years, with one twelve-month extension. We anticipate closing the facility in the near future. The terms of this facility have not been finalized and there can be no assurance that we will enter into such facility on the terms or timing described herein or at all.

Execution of Relationship-Focused Growth Strategy

•
During the year ended December 31, 2011, we completed two new portfolio acquisitions and expanded two of our existing portfolios through the purchase of additional medical office buildings within each for an aggregate purchase price of $68,314,000. These purchases consist of six buildings comprised of approximately 306,000 square feet of GLA, bringing our total portfolio value, based on purchase price, to $2,334,673,000 as of December 31, 2011.

•
On February 14, 2012, we completed the acquisition of St. John Providence MOB, an approximately 203,000 square foot on-campus medical office building located in Novi, Michigan in an all-cash transaction for approximately $51,320,000. The St. John Providence MOB, which was 99% leased as of the date of acquisition, is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody's Investors Servies rated Aa1).

•
On March 6, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania for a purchase price of approximately $54,000,000 in an all-cash transaction. Penn Avenue Place is an eight story, 558,000 square foot, Class A office building which was completely renovated in 1997. The building is approximately 99.6% occupied as of the date of acquisition and is anchored by Highmark, Inc. (Standard & Poor's Rating Service rated A). Highmark, Inc., which leases and occupies 92.4% of the building, is one of the largest Blue Cross affiliates in the nation. On January 1, 2012, Highmark, Inc. renewed its lease for an additional 10-year term.

•
On March 9, 2012, we entered into a purchase and sale agreement for a medical office building portfolio located in the eastern United States for an aggregate purchase price of $100,000,000. The portfolio, which is expected to be master leased on a triple net basis, consists of a combination of on-campus assets and off-campus medical office buildings. We anticipate closing this acquisition in the near future, though there can be no assurance that the acquisition will close on the expected schedule, if at all.

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
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
In accordance with ASC 840, Leases, orASC 840, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue — Principal Agent Considerations. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization recorded on lease inducements.
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative expenses on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
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
Investments in Real Estate and Real Estate Related Assets
Our properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell (if classified as held-for-sale). We assess the impairment of a real estate asset when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
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
Investment in Real Estate Held-for-Sale
We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has determined that the sale of the asset is probable and transfer of the asset is expected to occur within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported, and the properties are presented separately on our balance sheet at the lower of their carrying value or their fair value less costs to sell. As of December 31, 2011, we determined that no building within our portfolio should be classified as held-for-sale.
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
The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term; and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods, with respect to a below market lease. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

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
On January 1, 2009, in accordance with the provisions of ASC 805, Business Combinations, we began to expense acquisition-related costs for acquisitions. Prior to this date, acquisition-related expenses had been capitalized as part of the purchase price allocations. We expensed $2,130,000, $11,317,000 and $15,997,000 for acquisition related expenses during the years ended December 31, 2011, 2010, and 2009 respectively.
Qualification as a REIT
We believe that we have qualified to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2007 and that our current and intended ownership and manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income. As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.
As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on income tax expense recognized. Adjustments to income tax expense recognized may be required as a result of, among other things, changes in tax laws or our ability to qualify as a REIT. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our business, financial condition, results of operations and net cash available for distribution to our stockholders.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.
Acquisitions
See Note 3, Real Estate Investments, Net, and Note 22, Subsequent Events, to our accompanying consolidated financial statements for a discussion of our acquisitions during 2011 and 2010.
Status and Performance of Our Offerings
On February 28, 2011, we terminated our follow-on offering, except for the DRIP. In aggregate, we have accepted subscriptions in our initial and follow-on offerings for 220,673,545 shares of our common stock, for a total of $2,195,655,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to the DRIP; however, we may terminate the DRIP at any time.

Financing
Unsecured Credit Facility
On May 13, 2011, we increased the maximum aggregate principal amount available under our unsecured revolving credit facility, or the unsecured credit facility, from $275,000,000 to $575,000,000. Additionally, we extended the maturity date of the unsecured credit facility from November 2013 to May 2014. See Note 9, Revolving Credit Facility, to our accompanying consolidated financial statements, for further information regarding our unsecured revolving credit and term loan facility.
On July 21, 2011, we were assigned an investment-grade, BBB- corporate credit rating by Standard & Poor's Rating Services with a stable outlook. On July 21, 2011, our operating partnership was assigned a Baa3 issuer rating by Moody's Investors Service with a stable outlook. The ratings have changed the interest rate structure under our unsecured credit facility to one based on a corporate ratings-based pricing grid, with the potential to reduce borrowing costs. If our ratings are upgraded or downgraded, however, our interest rates and borrowing costs could be favorably or negatively impacted by such changes.
Secured Real Estate Term Loan
On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which equated to 2.67% as of December 31, 2011. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.10% per annum. This is lower than the weighted average rate of 4.18% per annum (including the impact of interest rate swaps) on the four refinanced loans. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. We believe we were in compliance with these financial covenants as of December 31, 2011. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.
We have an interest rate swap with Wells Fargo Bank as counterparty for a notional amount of $75,000,000. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and it matures no later than December 31, 2013. The swap serves to fix one-month LIBOR at 1.0725%, which when added to the spread of 2.35%, will result in a total interest rate of approximately 3.42% per annum for $75,000,000 of the term loan during the initial term.
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
Offering Proceeds
With the termination of our follow-on offering as of February 28, 2011, except for the DRIP, we will use other means such as debt financing, to finance our acquisition of new real estate assets. To the extent our portfolio is not sufficiently diversified, we could have increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk.

General and Administrative Expenses
Some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, we could spend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of December 31, 2011, the occupancy rate of our portfolio of properties, including leases signed, but which have not yet commenced, was 91%. Our leasing strategy for 2012 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2012, we anticipate, but cannot provide assurance, that a majority of the tenants will renew for another term.
Results of Operations
Comparison of the Years Ended December 31, 2011, 2010, and 2009
Our operating results, as presented below, are primarily comprised of income derived from our portfolio of properties.
Except where otherwise noted, the change in our results of operations is primarily due to the aggregate number of geographically diverse portfolio acquisitions we had completed since our inception through the end of each of the periods discussed below: 79, 77 and 53 as of December 31, 2011, 2010, and 2009, respectively. In addition, approximately $463,179,000, or 57%, of the $806,048,000 portfolio acquisitions that occurred during 2010 were completed during the fourth quarter of that year. Based on the timing of acquisitions over the past three years, our average invested assets (based on aggregate purchase price) as of December 31, 2011, 2010, and 2009 were $2,300,516,000, $1,863,335,000, and $1,230,416,000, respectively.

In addition, at the beginning of the three year period discussed below, we were initially an externally managed company until we completed our transition to self-management in the third quarter of 2009. The transition to self management significantly decreased our overall cost structure by eliminating the acquisition, asset management and property management fees we previously paid our former advisor. Such transition resulted in adding costs related to management and employee salaries, share-based compensation and corporate office overhead to our general and administrative cost structure. Such costs were approximately 53% and 58% of our total general and administrative expense for the years ended December 31, 2011 and 2010, respectively.
Rental Income
For the years ended December 31, 2011, 2010, and 2009, rental income attributable to our properties was $269,646,000, $195,496,000, and $126,333,000, respectively. For the year ended December 31, 2011, rental income was primarily comprised of contractual rental income of $255,398,000, straight-line rent of $12,345,000 and other operating revenue of $1,903,000. For the year ended December 31, 2010, rental income was primarily comprised of contractual rental income of $187,880,000, straight-line rent of $8,154,000 and other operating revenue of $462,000. For the year ended December 31, 2009, rental income was primarily comprised of contractual rental income of $120,043,000, straight-line rent of $5,517,000 and other operating revenue of $773,000. The increase in rental income from period to period is due to the increase in the number of properties in our portfolio discussed above.
The aggregate occupancy for our operating properties was approximately 91% as of December 31, 2011, 2010, and 2009.
Rental Expenses
For the years ended December 31, 2011, 2010, and 2009, rental expenses attributable to our properties were $88,760,000, $65,662,000, and $45,024,000, respectively. The increase in rental expenses from period to period is due to the increase in the number of properties in our portfolio discussed above. Rental expenses as a percentage of rental income were 32.9%, 33.6% and 35.6% for the years ended December 31, 2011, 2010, and 2009. The decrease in rental expense as a percentage of rental income is generally due to bringing more of our properties into our regionally-focused property management platform with HTA-dedicated property management personnel.

Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2011	% of Total	2010	% of Total	2009	% of Total
Real estate taxes	$29,606,000	33.3%	$19,857,000	30.2%	$14,571,000	32.3%
Utilities	19,142,000	21.5	14,679,000	22.4	9,771,000	21.7
Building maintenance	17,205,000	19.4	15,461,000	23.5	9,099,000	20.2
Property management fees	3,692,000	4.2	2,786,000	4.2	3,042,000	6.7
Administration	4,547,000	5.1	4,186,000	6.4	3,273,000	7.3
Grounds maintenance	4,522,000	5.1	3,530,000	5.4	2,058,000	4.6
Non-recoverable operating expenses	7,702,000	8.7	3,370,000	5.1	2,061,000	4.6
Insurance	1,405,000	1.6	1,292,000	2.0	982,000	2.2
Other	939,000	1.1	501,000	0.8	167,000	0.4
Total rental expenses	$88,760,000	100.0%	$65,662,000	100.0%	$45,024,000	100.0%

General and Administrative Expenses

For the years ended December 31, 2011, 2010, and 2009, general and administrative expenses were $28,695,000, $18,753,000, and $12,285,000, respectively. General and administrative expenses include such costs as salaries, share-based compensation expense, corporate office overhead, professional and legal fees, and investor services expense, among others.

In 2010, as noted above, we completed $806,048,000 in acquisitions, increasing the size of our company by 55%. More than half of the acquisitions were made in the fourth quarter of 2010. As a result, $7,132,000 of the increase in our general and administrative expenses for the year ended December 31, 2011 was primarily related to the significant organizational growth and expansion of our operations. In addition, during 2011, we focused on developing our HTA dedicated property management platform and established our regional offices in Indianapolis and Charleston to support our national platform. Also during 2011, we experienced a one-time change in accounting for our investor services costs in the amount of approximately $2,811,000 due to the close of the primary offering component of our follow-on offering in February 2011. These non-traded REIT-related investor services costs were included in general and administrative expenses rather than in offering costs within equity in 2011 as compared to 2010. We believe our general and administrative expenses as a percentage of our net operating income, on average, are consistent with the other medical office building-focused public company peers.

For the year ended December 31, 2010, as compared to the year ended December 31, 2009, the increase in total general and administrative expenses of $6,468,000 was driven primarily by having a full year of organizational costs resulting from our transition to self-management compared to only a partial year of self-management in 2009.
Asset Management Fees
For the years ended December 31, 2011, 2010, and 2009, asset management fees attributable to our properties were $0, $0, and $3,783,000, respectively. The decrease in asset management fees for the years ended December 31, 2011 and 2010, as compared to the year ended December 31, 2009, was due to our transition to a self-managed cost structure from an externally managed cost structure. We no longer pay asset management fees to our former advisor pursuant to the advisory agreement, which expired on September 20, 2009.
Acquisition-Related Expenses
For the years ended December 31, 2011, 2010, and 2009, acquisition-related expenses attributable to our properties were $2,130,000, $11,317,000 and $15,997,000, respectively. Acquisition-related expenses were expensed as incurred for acquisitions for the years ended December 31, 2011, 2010, and 2009 in accordance with ASC 805 and relate specifically to the number of acquisitions in each year as discussed above.

Depreciation and Amortization
For the years ended December 31, 2011, 2010, and 2009, depreciation and amortization attributable to our properties was $107,542,000, $78,561,000 and $53,595,000, respectively. See Note 3, Real Estate Investments, Net to our accompanying consolidated financial statements for further information on depreciation of our properties. For information regarding the amortization recorded on our identified intangible assets and lease commissions, see Note 5, Identified Intangible Assets, Net and Note 6, Other Assets, Net, to our accompanying consolidated financial statements respectively. The increase in depreciation and amortization from period to period was due to the increase in our portfolio over the respective periods, as discussed above.
One-time Redemption, Termination, and Release Payment Made to Former Advisor
For the year ended December 31, 2010, we recorded a one-time redemption, termination, and release payment made to our former advisor, of which $7,285,000 was charged to operating expense. This pertained to an agreement entered into with our former advisor that served to purchase the limited partner interest held by our former advisor, including all associated rights, as well as resolve all remaining issues between the parties. See Note 12, Related Party Transactions, to our accompanying consolidated financial statements for further information regarding this agreement and associated payment to our former advisor.

Interest Expense and Net Change in Fair Value of Derivative Instruments
For the years ended December 31, 2011, 2010, and 2009, interest expense, which included amortization of deferred financing costs and debt premium/discount, and net change in fair value of derivative financial instruments associated with our properties were $41,892,000, $29,541,000 and $23,824,000, respectively. Interest expense and net change in fair value of derivative financial instruments associated with our properties consisted of the following for the periods then ended:

	Years Ended December 31,
	2011	2010	2009
Interest expense on our mortgage and secured term loans payable and credit facility	$34,048,000	$23,892,000	$16,835,000
Amortization of deferred financing costs associated with our mortgage loans payable	2,001,000	1,693,000	1,504,000
Amortization of deferred financing fees associated with our credit facility	1,627,000	501,000	381,000
Amortization of debt discount/premium	(451,000)	395,000	276,000
Unused credit facility fees	2,388,000	244,000	150,000
Total interest expense	39,613,000	26,725,000	19,146,000
Interest expense related to our derivative financial instruments and net change in fair value of derivative financial instruments	2,279,000	2,816,000	4,678,000
Total interest expense and net change in fair value of derivative financial instruments	$41,892,000	$29,541,000	$23,824,000
The increase in interest expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to an increase in average outstanding mortgage loans payable and outstanding balance on our unsecured revolving credit facility of $669,338,000 as of December 31, 2011 compared to $619,777,000 as of December 31, 2010. Additionally, during the year ended December 31, 2011, we incurred higher unused credit facility fees as a result of the higher maximum principal amount of $575,000,000 on our unsecured credit facility relative to the prior year. Finally, during the year ended December 31, 2011, we recognized a net loss on the change in fair value of derivative financial instruments due to a net non-cash mark to market adjustment we made to our derivative financial instruments of $(856,000) as compared to a net gain on the change in fair value of our derivative financial instruments of $6,095,000 during the year ended December 31, 2010.
The increase in interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to an increase in average outstanding mortgage loans payable and outstanding balance on our unsecured revolving credit facility of $619,777,000 as of December 31, 2010 compared to $500,395,000 as of December 31, 2009. Additionally, during the year ended December 31, 2010, we terminated two of our interest rate swap derivative financial instruments with an aggregate notional amount of $27,200,000 in conjunction with our prepayment of certain loan balances. There was no earnings impact to these terminations since they had previously been adjusted to their fair value in a prior quarter.

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
Interest and Dividend Income
For the years ended December 31, 2011, 2010, and 2009, interest and dividend income was $174,000, $119,000 and $249,000, respectively. For the years ended December 31, 2011 and 2010, interest and dividend income was related primarily to interest earned on our money market and cash accounts. For the year ended December 31, 2009, interest and dividend income was related primarily to interest earned on our money market accounts and U.S. Treasury Bills.
Liquidity and Capital Resources
We are dependent upon the proceeds from our operating cash flows, the proceeds from debt, and the net proceeds from our offerings to conduct our activities. We stopped offering shares in our primary offering as of February 28, 2011. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time. We may also conduct additional public offerings of our common stock in the future. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our credit facility and from any from any future indebtedness that we may incur, and any possible future equity offerings. Because we are no longer receiving offering proceeds from our primary offering, we will increasingly rely on our operating cash flows and borrowings to fund our acquisitions and satisfy our other capital needs.
Our principal demands for funds continue to be for acquisitions of real estate and other real estate related assets, to pay operating expenses and principal and interest on our outstanding indebtedness, to repay our debt as appropriate, and to make distributions to our stockholders.
Generally, cash needs for items other than acquisitions of real estate and other real estate related assets continue to be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, including our requirements to meet our debt maturities coming due during the year ending December 31, 2012, and we do not anticipate a need to, though we may, raise funds from other than these sources within the next 12 months.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a credit facility or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our offerings, proceeds from sales of other investments, operating cash generated by other investments, or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
As of December 31, 2011, we estimate that our expenditures for capital improvements will require up to approximately $28,606,000, $14,000,000 of which is attributable to tenant improvements, for the coming 12 months. As of December 31, 2011, we had $8,979,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of December 31, 2011, we had cash and cash equivalents of approximately $69,491,000 and had full access to our unsecured credit facility in the amount of $575,000,000. Additionally, as of December 31, 2011, we had unencumbered properties with a gross book value of approximately $1,113,714,000 that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.

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
Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2011 and 2010:

	Years Ended December 31,		Change
	2011	2010	$
Cash and cash equivalents, beginning of period	$29,270,000	$219,001,000	$(189,731,000)
Net cash provided by operating activities	111,807,000	58,503,000	(53,304,000)
Net cash used in investing activities	(65,958,000)	(626,849,000)	(560,891,000)
Net cash provided by (used in) financing activities	(5,628,000)	378,615,000	384,243,000
Cash and cash equivalents, end of period	$69,491,000	$29,270,000	$(40,221,000)

Cash flows from operating activities primarily increased in 2011 due to the operating income from our significant 2010 acquisitions being fully reflected in our operations for 2011. In addition, due to a lower volume of acquisitions in 2011, acquisition costs were lower in 2011 compared to 2010. The increase in cash flows from operations in 2010 were primarily related to including the full year's impact of 2009 acquisitions and a partial year of 2010 acquisitions and partially offset by the one-time redemption, termination, and release payment made to our former advisor in the amount of $7,285,000.
For the year ended December 31, 2011, cash flows used in investing activities related primarily to the acquisition of real estate properties in the amount of $61,385,000 and capital expenditures of $16,034,000, offset by the release of $14,463,000 in restricted cash related to our repayment of a mortgage loan payable and to the reimbursement of a deposit placed for one of our interest rate swaps upon collateralization of the underlying secured loan. For the year ended December 31, 2010, cash flows used in investing activities related primarily to cash paid for the acquisitions of our 24 new property portfolios totaling $597,097,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the year ended December 31, 2011, net cash flows used in financing activities related primarily to principal repayments of $192,083,000 on mortgage loans payable, payments made on our unsecured revolving credit facility of $7,000,000, the payment of offering costs of $21,137,000 for our offerings, distributions to our stockholders of $84,800,000, and repurchase of common stock of $37,680,000, offset by the issuance of common stock in the amount of $214,641,000 and borrowings on our secured term loan in the amount of $125,500,000. Additional cash outflows related to debt financing costs of $3,401,000 in connection with the debt financing for our acquisitions and with the increase in our credit facility's aggregate maximum principal from $275,000,000 to $575,000,000, which occurred in May 2011. For the year ended December 31, 2010, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $594,677,000, borrowings on mortgage loans payable of $79,125,000, the payment of offering costs of $56,621,000 for our offerings, distributions of $60,176,000, and principal and demand note repayments of $123,117,000 on mortgage loans payable and demand notes payable. Additional cash outflows related to our purchases of the noncontrolling interests held by our former advisor and held by the joint venture entity that owns Chesterfield Rehabilitation for an aggregate amount of $4,097,000, as well as to debt financing costs of $7,507,000.

Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Years Ended December 31,
	2011		2010		2009
Ordinary income	$65,712,000	40.9%	$47,041,000	40.3%	$2,836,000	3.6%
Return of capital	94,952,000	59.1	69,686,000	59.7	75,223,000	96.4
Total	$160,664,000	100.0%	$116,727,000	100.0%	$78,059,000	100.0%

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Capital Resources
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate 30%-40% of all of our properties’ and mortgage loans receivables' combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2011, our aggregate borrowings were 27.9% of net assets at December 31, 2011. Additionally, the $17,935,000 of mortgage notes payable on various of our properties which will mature in 2012 have a one-year extension option available, and the $125,500,000 secured real estate term loan, which matures in 2013, has two one-year extension options available. We anticipate utilizing the extensions available to us.
Our charter precludes us, until our shares are listed on a national securities exchange, from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt, and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and mortgage loans receivable before depreciation, amortization, bad debt, and similar non-cash reserves. As of March 23, 2012 and December 31, 2011, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net and Secured Real Estate Term Loan
See Note 7, Mortgage Loans Payable, Net and Secured Real Estate Term Loan, to our accompanying consolidated financial statements, for a further discussion of our mortgage loans payable, net and secured real estate term loan, which was obtained on February 1, 2011.
Revolving Credit Facility
See Note 9, Revolving Credit Facility, to our accompanying consolidated financial statements, for a further discussion of our unsecured revolving credit and term loan facility.
REIT Requirements
In order remain qualified as a REIT for federal income tax purposes, we are required to make annual distributions to our stockholders of at least 90.0% of REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties. See Note 11, Commitments and Contingencies, to our accompanying consolidated financial statements regarding the closing agreement we entered into with the IRS.

Limitation on Total Operating Expenses
Our charter provides that our total operating expenses during any four consecutive fiscal quarters cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in our charter, or (2) 25.0% of our net income, as defined in our charter, for such year. Our board of directors is responsible for limiting our total operating expenses to that amount, unless a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors and such excess expenses, if any, are disclosed in writing to our stockholders, together with an explanation of the factors the independent directors considered in determining that such excess amount was justified. Our total operating expenses did not exceed this limitation in 2011. Our total operating expenses as a percentage of our average invested assets for the year ended December 31, 2010 was 1.2%.
Commitments and Contingencies
See Note 11, Commitments and Contingencies, to our accompanying consolidated financial statements, for a further discussion of our commitments and contingencies.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2011, we had fixed and variable rate mortgage loans payable and our secured real estate term loan outstanding in the aggregate principal amount of $639,149,000, including a premium of $2,591,000. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as a minimum net worth and liquidity amount, as well as reporting requirements. As of December 31, 2011, we believe that we were in compliance with all such covenants and requirements on our mortgage loans payable and term loan.
As of December 31, 2011, the balance on our unsecured revolving credit facility was zero. See Note 22, Subsequent Events, to our accompanying consolidated financial statements for information regarding our January and February draws of $27,000,000 and $55,000,000, respectively, on our unsecured revolving credit facility. Additionally, see Note 22 for discussion of our new proposed credit facility. As of December 31, 2011, we believe that we were in compliance with all such covenants and requirements on our unsecured revolving credit facility.
As of December 31, 2011, the weighted average interest rate on our outstanding debt was 5.05% per annum.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2011:

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt
Fixed rate(1)	$39,606,000	$76,984,000	$177,321,000	$167,337,000	$461,248,000
Variable rate(1)	39,955,000	135,355,000	—	—	175,310,000
Interest(2)	31,755,000	51,986,000	32,354,000	18,026,000	134,121,000
Credit facility borrowings	—	—	—	—	—
Ground lease and other operating lease obligations(3)	3,062,000	6,211,000	5,422,000	210,603,000	225,298,000
Total	$114,378,000	$270,536,000	$215,097,000	$395,966,000	$995,977,000
_______________________________________

(1)	Long-term debt obligations are related to our fixed rate and variable rate mortgage loans payable.

(2)	Interest on variable rate debt is calculated using the rates in effect at December 31, 2011.

(3)	Operating lease obligations include our corporate office location in Scottsdale, Arizona and our regional office location in Charleston, South Carolina.
With respect to the debt service obligations shown above, the table does not reflect available extension options. We have a one-year extension available on the $17,935,000 of our debt that matures in 2012, and we have two one-year extensions available on the $125,500,000 of our debt that matures in 2013.

Off-Balance Sheet Arrangements
As of December 31, 2011 and 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
Funds from Operations and Normalized Funds from Operations
We define funds from operations, or FFO, a non-GAAP measure, as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.
We compute FFO in accordance with the current standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. NAREIT recently issued updated reporting guidance that directs companies, for the computation of NAREIT FFO, to exclude impairments of depreciable real estate and impairments to investments in affiliates when write-downs are driven by measurable decreases in the fair value of depreciable real estate held by the affiliate. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use normalized funds from operations, or Normalized FFO, which excludes from FFO transition charges, acquisition-related expenses the net change in fair value of derivative financial instruments, and proceeds received from lease terminations, to further evaluate how our portfolio might perform after our acquisition stage is complete and the sustainability of our distributions in the future. Normalized FFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements. Management considers the following items in the calculation of Normalized FFO:

Acquisition-related expenses: Prior to 2009, acquisition-related expenses were capitalized and have historically been added back to FFO over time through depreciation; however, beginning in 2009, acquisition-related expenses related to business combinations are expensed. These acquisition-related expenses have been and will continue to be funded from the proceeds of our debt and our offerings and not from operations. We believe by excluding expensed acquisition-related expenses Normalized FFO provides useful supplemental information that is comparable for our real estate investments.
Transition-related charges: FFO includes certain charges related to the cost of our transition to self-management. These items include, but are not limited to, the majority of the one-time redemption and termination payment made to our former advisor, as further discussed in Note 12, Related Party Transactions, to our consolidated financial statements, as well as additional legal expenses, system conversion costs and non-recurring employment costs. Because Normalized FFO excludes such costs, management believes Normalized FFO provides useful supplemental information by focusing on the changes in our fundamental operations that will be comparable rather than on such transition charges. We do not believe such costs will recur now that our transition to a self-management infrastructure has been completed.
Net change in fair value of derivative financial instruments: FFO includes a noncash charge representing the net change in fair value of our derivative financial instruments. Because Normalized FFO excludes this item, management believes Normalized FFO provides useful supplemental information as it allows for greater focus on the year over year changes that result from our core operational performance.
Lease termination fee revenue: FFO includes proceeds received as a result of early lease termination arrangements. Because Normalized FFO excludes this item, management believes Normalized FFO provides useful supplemental information as it allows for greater focus on the year over year changes that result from our core operational performance.
Our calculation of Normalized FFO may have limitations as an analytical tool because it reflects the costs unique to our transition to a self-management model, which may be different from that of other healthcare REITs. Additionally, Normalized FFO reflects features of our ownership interests in our medical office buildings and other facilities that serve the healthcare industry that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate Normalized FFO in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our Normalized FFO as a supplemental measure.
The following is the calculation of FFO and Normalized FFO for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$5,593,000	$(7,919,000)	$(24,773,000)
Depreciation and amortization — consolidated properties	107,542,000	78,561,000	53,595,000
FFO	$113,135,000	$70,642,000	$28,822,000
FFO per share — basic	$0.51	$0.43	$0.26
FFO per share — diluted	$0.50	$0.43	$0.26
Acquisition-related expenses	2,130,000	11,317,000	15,997,000
Transition-related charges	—	8,400,000	3,718,000
Net change in fair value of derivative financial instruments	856,000	(6,095,000)	(5,523,000)
Lease termination fee revenue	(1,417,000)	(14,000)	(298,000)
Normalized FFO	$114,704,000	$84,250,000	$42,716,000
Normalized FFO per share — basic and diluted	$0.51	$0.51	$0.38
Weighted average common shares outstanding — basic	223,900,167	165,952,860	112,819,638
Weighted average common shares outstanding — diluted	224,391,553	165,952,860	112,819,638

For the years ended December 31, 2010 and 2009, Normalized FFO per share was impacted by the increase in net proceeds realized from our initial and follow-on offerings. For the year ended December 31, 2010, we sold 61,191,096 shares of our common stock, increasing our outstanding shares by 43.5%, and for the year ended December 31, 2009, we sold 62,696,254 shares of our common stock, increasing our outstanding shares by 83.1%.

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
To facilitate understanding of this financial measure, a reconciliation of net loss to net operating income has been provided for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$5,593,000	$(7,919,000)	$(24,773,000)
Add:
General and administrative expense	28,695,000	18,753,000	12,285,000
Asset management fees	—	—	3,783,000
Acquisition-related expenses	2,130,000	11,317,000	15,997,000
Depreciation and amortization	107,542,000	78,561,000	53,595,000
Interest expense	41,892,000	29,541,000	23,824,000
One-time redemption, termination, and release payment to former advisor	—	7,285,000	—
Less:
Interest and dividend income	(174,000)	(119,000)	(249,000)
Net operating income	$185,678,000	$137,419,000	$84,462,000

Subsequent Events
See Note 22, Subsequent Events, to our accompanying consolidated financial statements, for a further discussion of our subsequent events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
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
The table below presents, as of December 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt — principal payments	$39,606,000	$26,993,000	$49,991,000	$72,625,000	$104,696,000	$167,337,000	$461,248,000
Weighted average interest rate on maturing debt	6.46%	5.81%	6.42%	5.41%	5.99%	6.12%	6.02%
Variable rate debt — principal payments	$39,955,000	$126,365,000	$8,990,000	$—	$—	$—	$175,310,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2011)	2.33%	2.92%	2.35%	—%	—%	—%	2.75%
Mortgage loans and secured term loan payable were $636,558,000 ($639,149,000, including premium) as of December 31, 2011. As of December 31, 2011, we had fixed and variable rate mortgage loans and our secured real estate term loan with effective interest rates ranging from 1.77% to 12.75% per annum and a weighted average effective interest rate of 5.05% per annum. We had $461,248,000 ($463,839,000, including premium) of fixed rate debt, or 72.5% of mortgage loans and secured term loan payable, at a weighted average interest rate of 6.02% per annum and $175,310,000 of variable rate debt, or 27.5% of mortgage loans and secured term loan payable, at a weighted average interest rate of 2.49% per annum as of December 31, 2011.
As of December 31, 2011, the fair value of our fixed rate debt was $513,372,000 and the fair value of our variable rate debt was $174,490,000.
As of December 31, 2011, we had fixed rate interest rate swaps or caps on three of our variable mortgage loans, thereby effectively fixing our interest rate on those mortgage loans payable.
As of December 31, 2011, the outstanding balance on our unsecured revolving credit facility was zero. As discussed within Note 22, Subsequent Events, in the notes to our accompanying consolidated financial statements, in January and February 2012, we drew $27,000,000 and $55,000,000, respectively, on this credit facility in order to fund the acquisition of operating properties.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.
See the disclosure listed at Item 15. Exhibits, Financial Statement Schedules subsections (a)(1) and (a)(2).

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
As of December 31, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
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
Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.
(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not required to be subjected to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404(b) of the Sarbanes-Oxley Act.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the material under the headings "Proposal 1: Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference to the material under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation of Directors and Executive Officers" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the material under the headings "Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the material under the heading "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the material under the heading "Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2011 are submitted herewith:
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are incorporated by reference into this annual report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 26, 2012

Healthcare Trust of America, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	December 31,
	2011	2010
ASSETS
Real estate investments, net	$1,806,471,000	$1,797,463,000
Real estate notes receivable, net	57,459,000	57,091,000
Cash and cash equivalents	69,491,000	29,270,000
Accounts and other receivables, net	12,658,000	16,385,000
Restricted cash and escrow deposits	16,718,000	26,679,000
Identified intangible assets, net	272,390,000	304,355,000
Other assets, net	56,442,000	40,552,000
Total assets	$2,291,629,000	$2,271,795,000
LIABILITIES AND EQUITY
Liabilities:
Mortgage and secured term loans payable, net	$639,149,000	$699,526,000
Outstanding balance on unsecured revolving credit facility	—	7,000,000
Accounts payable and accrued liabilities	47,801,000	43,033,000
Derivative financial instruments — interest rate swaps	1,792,000	1,527,000
Security deposits, prepaid rent and other liabilities	19,930,000	16,168,000
Identified intangible liabilities, net	11,832,000	13,428,000
Total liabilities	720,504,000	780,682,000
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest of limited partners (Note 13)	3,785,000	3,867,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 228,491,312 and 202,643,705 shares issued and outstanding as of December 31, 2011 and 2010, respectively	2,284,000	2,026,000
Additional paid-in capital	2,032,305,000	1,795,413,000
Accumulated deficit	(467,249,000)	(310,193,000)
Total stockholders’ equity	1,567,340,000	1,487,246,000
Total liabilities and equity	$2,291,629,000	$2,271,795,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$269,646,000	$195,496,000	$126,333,000
Interest income from mortgage notes receivable and other income	4,792,000	7,585,000	3,153,000
Total revenues	274,438,000	203,081,000	129,486,000
Expenses:
Rental expenses	88,760,000	65,662,000	45,024,000
General and administrative expenses	28,695,000	18,753,000	12,285,000
Asset management fees to former advisor (Note 12)	—	—	3,783,000
Acquisition-related expenses (Note 2)	2,130,000	11,317,000	15,997,000
Depreciation and amortization	107,542,000	78,561,000	53,595,000
Redemption, termination, and release payment to former advisor (Note 12)	—	7,285,000	—
Total expenses	227,127,000	181,578,000	130,684,000
Income (loss) before other income (expense)	47,311,000	21,503,000	(1,198,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest expense related to mortgage and secured term loans payable and credit facility	(39,613,000)	(26,725,000)	(19,146,000)
Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	(2,279,000)	(2,816,000)	(4,678,000)
Interest and dividend income	174,000	119,000	249,000
Net income (loss)	$5,593,000	$(7,919,000)	$(24,773,000)
Less: Net (income) loss attributable to noncontrolling interest of limited partners	(52,000)	16,000	(304,000)
Net income (loss) attributable to controlling interest	$5,541,000	$(7,903,000)	$(25,077,000)
Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — basic:	$0.02	$(0.05)	$(0.22)
Net income (loss) per share attributable to controlling interest on distributed and undistributed earnings — diluted:	$0.02	$(0.05)	$(0.22)
Weighted average number of shares outstanding
Basic	223,900,167	165,952,860	112,819,638
Diluted	224,391,553	165,952,860	112,819,638

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit
BALANCE — December 31, 2008	75,465,437	755,000	673,351,000	(74,786,000)	599,320,000
Issuance of common stock	62,696,254	627,000	622,025,000	—	622,652,000
Offering costs	—	—	(64,793,000)	—	(64,793,000)
Issuance of restricted common stock	100,000	—	—	—	—
Amortization of nonvested share-based compensation	—	—	816,000	—	816,000
Issuance of common stock under the DRIP	4,059,006	40,000	38,519,000	—	38,559,000
Repurchase of common stock	(1,730,011)	(17,000)	(16,249,000)	—	(16,266,000)
Distributions	—	—	—	(82,221,000)	(82,221,000)
Adjustment to redeemable noncontrolling interests	—	—	(1,673,000)	—	(1,673,000)
Net loss attributable to controlling interest	—	—	—	(25,077,000)	(25,077,000)
BALANCE — December 31, 2009	140,590,686	$1,405,000	$1,251,996,000	$(182,084,000)	$1,071,317,000
Issuance of common stock	61,191,096	615,000	594,062,000	—	594,677,000
Offering costs	—	—	(56,621,000)	—	(56,621,000)
Issuance of restricted common stock	357,500	—	—	—	—
Amortization of nonvested share-based compensation	—	—	1,313,000	—	1,313,000
Issuance of common stock under the DRIP	5,952,683	60,000	56,491,000	—	56,551,000
Repurchase of common stock	(5,448,260)	(54,000)	(51,802,000)	—	(51,856,000)
Distributions	—	—	—	(120,507,000)	(120,507,000)
Adjustment to redeemable noncontrolling interests	—	—	(26,000)	301,000	275,000
Net loss attributable to controlling interest	—	—	—	(7,903,000)	(7,903,000)
BALANCE — December 31, 2010	202,643,705	$2,026,000	$1,795,413,000	$(310,193,000)	$1,487,246,000
Issuance of common stock	21,682,071	216,000	214,425,000	—	214,641,000
Offering costs	—	—	(18,896,000)	—	(18,896,000)
Issuance of restricted common stock	62,500	1,000	(1,000)	—	—
Amortization of nonvested share-based compensation	—	—	3,221,000	—	3,221,000
Issuance of common stock under the DRIP	7,985,655	80,000	75,784,000	—	75,864,000
Repurchase of common stock	(3,882,619)	(39,000)	(37,641,000)	—	(37,680,000)
Distributions	—	—	—	(162,597,000)	(162,597,000)
Net income attributable to controlling interest	—	—	—	5,541,000	5,541,000
BALANCE — December 31, 2011	228,491,312	$2,284,000	$2,032,305,000	$(467,249,000)	$1,567,340,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,593,000	$(7,919,000)	$(24,773,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount, and lease inducements)	104,045,000	72,678,000	48,808,000
Share-based compensation, net of forfeitures	3,221,000	1,313,000	816,000
Loss on property insurance settlements	—	—	6,000
Bad debt expense	1,447,000	1,022,000	965,000
Change in fair value of derivative financial instruments	856,000	(6,095,000)	(5,523,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	2,424,000	(7,102,000)	(5,167,000)
Other assets	(5,388,000)	(3,207,000)	(3,332,000)
Accounts payable and accrued liabilities	295,000	7,815,000	4,856,000
Accounts payable due to affiliates, net	—	(4,776,000)	3,631,000
Security deposits, prepaid rent and other liabilities	(686,000)	4,774,000	1,341,000
Net cash provided by operating activities	111,807,000	58,503,000	21,628,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(61,385,000)	(597,097,000)	(402,268,000)
Acquisition of real estate notes receivable	—	—	(37,135,000)
Acquisition costs related to real estate notes receivable	—	—	(555,000)
Capital expenditures	(16,034,000)	(14,888,000)	(9,060,000)
Restricted cash and escrow deposits	(4,502,000)	(12,614,000)	(6,318,000)
Release of restricted cash	14,463,000	—	—
Real estate deposits	—	(2,250,000)	(250,000)
Real estate deposits paid	(4,500,000)	—	—
Real estate deposits used	6,000,000	—	—
Proceeds from insurance settlement	—	—	481,000
Net cash used in investing activities	(65,958,000)	(626,849,000)	(455,105,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable and secured real estate term loan	125,500,000	79,125,000	37,696,000
Purchase of noncontrolling interest	—	(4,097,000)	—
(Payments) borrowings under the unsecured revolving credit facility	(7,000,000)	7,000,000	—
Payments on mortgage loans payable and demand note	(192,083,000)	(123,117,000)	(11,671,000)
Derivative financial instrument termination payments	—	(793,000)	—
Proceeds from issuance of common stock	214,641,000	594,677,000	622,652,000
Deferred financing costs	(3,401,000)	(7,507,000)	(792,000)
Security deposits	596,000	2,144,000	767,000
Repurchase of common stock	(37,680,000)	(51,856,000)	(16,266,000)
Payment of offering costs	(21,137,000)	(56,621,000)	(68,360,000)
Distributions	(84,800,000)	(60,176,000)	(39,500,000)
Distributions to noncontrolling interest of limited partners	(264,000)	(164,000)	(379,000)
Net cash used in financing activities	(5,628,000)	378,615,000	524,147,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,221,000	(189,731,000)	90,670,000
CASH AND CASH EQUIVALENTS — Beginning of period	29,270,000	219,001,000	128,331,000
CASH AND CASH EQUIVALENTS — End of period	$69,491,000	$29,270,000	$219,001,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$38,288,000	$30,438,000	$27,623,000
Income taxes	$1,045,000	$345,000	$337,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$5,448,000	$2,768,000	$1,783,000
The following represents the significant increase in certain assets & liabilities in connection with our acquisitions of real estate investments & notes receivable:
Assumed mortgage loan payable, net	$6,657,000	$190,294,000	$52,965,000

Net change in security deposits, prepaid rent, and other liabilities	$—	$14,552,000	$—
Issuance of operating partnership units in connection with Fannin acquisition	$—	$1,557,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$75,864,000	$56,551,000	$38,559,000
Distributions declared but not paid including stock issued under the DRIP	$14,120,000	$12,317,000	$8,555,000
Adjustment to redeemable noncontrolling interests	$—	$(275,000)	$1,673,000

The accompanying notes are an integral part of these consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010, and 2009
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
We provide stockholders the potential for income and growth through investment in a diversified portfolio of real estate properties. We focus primarily on medical office buildings and other facilities that serve the healthcare industry. We also invest to a limited extent in other real estate-related assets, such as mortgage loans receivable. However, we do not presently intend to invest more than 15.0% of our total assets in such other real estate-related assets. We focus primarily on investments that produce recurring income. Subject to the discussion in Note 11, Commitments and Contingencies, we believe that we have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
As of December 31, 2011, we had made 79 portfolio acquisitions, which includes 248 buildings and two mortgage loans receivable. The aggregate purchase price of these acquisitions was $2,334,673,000.
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
Our principal executive offices are located 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254. Our telephone number is (480) 998-3478. For investor services, contact DST Systems, Inc. by telephone at (888) 801-0107.

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
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which wholly-owned subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2011 and December 31, 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of December 31, 2011 and 2010, approximately 0.07% and 0.08%, respectively, of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition (see Note 13).

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements.
In our previously issued statements of operations for the years ended December 31, 2010 and 2009, interest expense related to our derivative financial instruments in the amounts of $8,911,000 and $10,201,000, respectively, was presented within the line item entitled "Interest expense related to mortgage loans payable, credit facility, and derivative instruments". These amounts have been reclassified to conform to current-period presentation and are now included within the line item entitled "Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments" in our consolidated statements of operations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash
Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements as well as collateral accounts for debt and interest rate swaps.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
In accordance with ASC 840, Leases, or ASC 840, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue — Principal Agent Considerations. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization recorded on lease inducements.
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative expense on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2011, 2010, and 2009, we had $1,498,000, $1,926,000 and $1,222,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2011, 2010 and 2009, $1,447,000, $1,022,000 and $965,000, respectively, of receivables was directly written off to bad debt expense.
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

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On January 1, 2009, in accordance with the provisions of ASC 805, Business Combinations, we began to expense acquisition-related costs for acquisitions. Prior to this date, acquisition-related expenses had been capitalized as part of the purchase price allocations. We expensed $2,130,000, $11,317,000 and $15,997,000 for acquisition related expenses during the years ended December 31, 2011, 2010, and 2009 respectively.
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
Investment in Real Estate Held-for-Sale
We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has determined that the sale of the asset is probable and transfer of the asset is expected to occur within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported, and the properties are presented separately on our balance sheet at the lower of their carrying value or their fair value less costs to sell. As of December 31, 2011, we determined that no building within our portfolio should be classified as held-for-sale.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability of Real Estate Investments
An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The fair value of the property is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. For the years ended December 31, 2011, 2010, and 2009, there were no impairment losses recorded.
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
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.
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
Other Assets, Net
Other assets consist primarily of deferred rent receivables, lease inducements, leasing commissions, prepaid expenses, deposits and deferred financing costs. Costs incurred for property leasing have been capitalized as deferred assets. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations. This section also includes depreciation of fixed assets not associated with our portfolio of properties.
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

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Noncontrolling Interests
Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with ASC 480-10, Distinguishing Liabilities from Equity.
Income Taxes
Subject to the discussion in Note 11, Commitments and Contingencies, regarding the closing agreement that we have entered into with the IRS, we believe that we have qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code, for federal income tax purposes and we intend to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.
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
Segment Disclosure
ASC 280, Segment Reporting, or ASC 280, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate- related assets. Our investments in real estate and other real estate-related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued Accounting Pronouncements
Below are the recently issued accounting pronouncements and our evaluation of the impact of such pronouncements.
Fair Value Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), or ASU 2010-06, which provides amendments to Subtopic 820-10 that require new disclosures and that clarify existing disclosures in order to increase transparency in financial reporting with regard to recurring and nonrecurring fair value measurements. ASU 2010-06 requires new disclosures with respect to the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as separate presentation about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 provides amendments that clarify existing disclosures, requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Finally, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Accordingly, ASU 2010-06 became effective for us on January 1, 2010 (except for the Level 3 activity disclosures, which became effective for us on January 1, 2011). The adoption of ASU 2010-06 has not had a material impact on our consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Included in ASC 820, Fair Value Measurement), or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in the

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset's highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We will adopt ASU 2011-04 in fiscal 2012. We are currently evaluating the impact ASU 2011-04 will have on our consolidated financial statements.
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
Other Pronouncements
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities, or ASU 2011-11, the intention of which is to enhance current disclosures with respect to offsetting (netting) assets and liabilities and to minimize differences in presentation on the statement of financial position prepared in accordance with U.S. GAAP as compared to the statement of financial position prepared in accordance with International Financial Reporting Standards, or IFRS. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in ASU 2011-11 will require an entity to provide enhanced disclosures of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity must provide the disclosures required by those amendments retrospectively for all comparative periods presented. We will adopt ASU 2011-11 in fiscal 2013. We are currently evaluating the impact ASU 2011-11 will have on our consolidated financial statements.

3.    Real Estate Investments, Net
Investment in Operating Properties
Our investments in our consolidated properties consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Land	$168,065,000	$167,123,000
Building and improvements	1,803,174,000	1,735,453,000
Furniture and equipment	15,000	10,000
	1,971,254,000	1,902,586,000
Less: accumulated depreciation	(164,783,000)	(105,123,000)
Total	$1,806,471,000	$1,797,463,000
Depreciation expense related to our portfolio of properties for the years ended December 31, 2011, 2010, and 2009 was $65,053,000, $48,724,000, and $32,456,000, respectively. Additionally, for the years ended December 31, 2011, 2010, and 2009, we recorded $513,000, $105,000, and $31,000, respectively, in depreciation expense related to furniture and equipment used in our corporate and regional offices.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, we determined that four buildings within our Senior Care 1 portfolio, which is a portfolio consisting of six buildings located in various cities throughout Texas and California, met the criteria for classification as held for sale properties. Accordingly, we separately presented the assets and liabilities of these buildings on our consolidated balance sheet and included the operations of such properties within discontinued operations on our consolidated statement of operations for all periods presented. Additionally, we ceased recording depreciation and amortization related to these properties following their held for sale designation. During the third quarter of 2011, further communication with the potential buyer indicated that the buyer was not going to purchase the properties, and we were not actively marketing these properties for sale to other third parties.
Based on these circumstances, on September 30, 2011, we deemed it appropriate to reclassify the assets and liabilities of these properties out of held for sale on our consolidated balance sheet and to include the results of their operations within those of our operating properties on our consolidated statement of operations for all periods presented. We measured the assets to be reclassified at the lower of their carrying amounts before they were classified as held for sale (adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used) or their fair value at the date of the subsequent decision not to sell. As a result of this reclassification, on September 30, 2011, we recorded catch-up depreciation and amortization expense of $851,000, which represented depreciation and amortization on these properties from January 1, 2011 through September 30, 2011.
Property Acquisitions in 2011
During the year ended December 31, 2011, we completed the acquisition of two new property portfolios as well as purchased additional buildings within two of our existing portfolios. The aggregate purchase price of these properties was $68,314,000. See Note 18, Business Combinations, for the allocation of the purchase price of the acquired properties to tangible assets and to identified intangible assets and liabilities based on their respective fair values. A portion of the aggregate purchase price for these acquisitions was initially financed or subsequently secured by $6,581,000 in mortgage loans payable. Total acquisition-related expenses of $2,130,000 include amounts for legal fees, closing costs, due diligence and other costs. Acquisitions completed during the year ended December 31, 2011 are set forth below:

Property	Property Location	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)
Phoenix Portfolio--Paseo (2)	Phoenix, AZ	2/11/2011	100%	$3,762,000	$2,147,000
Columbia Portfolio--Northern Berkshire (2)	North Adams, MA	2/16/2011	100	9,182,000	4,434,000
Holston Medical Portfolio	Bristol, TN	3/24/2011	100	23,370,000	—
Desert Ridge Portfolio	Phoenix, AZ	10/4/2011	100	32,000,000	—
				$68,314,000	$6,581,000
_______________________________________

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represent purchases of additional medical office buildings during the year ended December 31, 2011 that are within portfolios we had previously acquired.
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

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property	Property Location	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)
Camp Creek	Atlanta, GA	3/2/2010	100%	$19,550,000	$—
King Street	Jacksonville, FL	3/9/2010	100	10,775,000	6,602,000
Sugarland	Houston, TX	3/23/2010	100	12,400,000	—
Deaconess	Evansville, IN	3/23/2010	100	45,257,000	21,250,000
Chesterfield Rehabilitation Center(2)	Chesterfield, MO	3/24/2010	100	3,900,000	—
Pearland — Cullen	Pearland, TX	3/31/2010	100	6,775,000	—
Hilton Head — Heritage	Hilton Head, SC	3/31/2010	100	8,058,000	—
Triad Technology Center	Baltimore, MD	3/31/2010	100	29,250,000	12,000,000
Mt. Pleasant (E. Cooper)	Mount Pleasant, SC	3/31/2010	100	9,925,000	—
Federal North	Pittsburgh, PA	4/29/2010	100	40,472,000	—
Balfour Concord Portfolio	Lewisville, TX	6/25/2010	100	4,800,000	—
Cannon Park Place	Charleston, SC	6/28/2010	100	10,446,000	—
7900 Fannin(3)	Houston, TX	6/30/2010	84	38,100,000	22,687,000
Balfour Concord Portfolio(4)	Denton, TX	6/30/2010	100	8,700,000	4,657,000
Pearland — Broadway(4)	Pearland, TX	6/30/2010	100	3,701,000	2,381,000
Overlook	Stockbridge, GA	7/15/2010	100	8,140,000	5,440,000
Sierra Vista	San Luis Obispo, CA	8/4/2010	100	10,950,000	—
Hilton Head — Moss Creek(4)	Hilton Head, SC	8/12/2010	100	2,652,000	—
Orlando Portfolio	Orlando & Oviedo, FL	9/29/2010	100	18,300,000	—
Santa Fe Portfolio — Building 440	Santa Fe, NM	9/30/2010	100	9,560,000	—
Rendina Portfolio — San Martin and St. Francis	Las Vegas, NV and Poughkeepsie, NY	9/30/2010	100	40,204,000	—
Allegheny Admin Headquarters	Pittsburgh, PA	10/29/2010	100	39,000,000	—
Rendina Portfolio — Des Peres(4)	St. Louis, MO	11/12/2010	100	14,034,000	—
Raleigh Medical Center	Raleigh, NC	11/12/2010	100	16,500,000	—
Columbia Portfolio — Washington Medical Arts I & II	Albany, NY	11/19/2010	100	23,533,000	—
Columbia — 1092 Madison & Patroon Creek(4)	Albany, NY	11/22/2010	100	36,254,000	26,057,000
Columbia Portfolio — Capital Region Health Park & FL Orthopaedic(4)	Latham, NY and Temple Terrace, FL	11/23/2010	100	63,254,000	29,432,000
Rendina Portfolio — Gateway(4)	Tucson, AZ	12/7/2010	100	16,349,000	10,613,000
Florida Orthopaedic ASC	Temple Terrace, FL	12/8/2010	100	5,875,000	—
Select Medical LTACH Portfolio	Orlando and Tallahassee, FL, Augusta, GA, and Dallas, TX	12/17/2010	100	102,045,000	—
Santa Fe Portfolio — Building 1640(4)	Santa Fe, NM	12/22/2010	100	6,232,000	3,555,000
Phoenix Portfolio — Estrella & MOB IV	Phoenix, AZ	12/22/2010	100	35,809,000	25,050,000
Rendina Portfolio — Wellington(4)	Wellington, FL	12/23/2010	100	12,825,000	8,303,000
Columbia Portfolio — Putnam(4)	Carmel, NY	12/29/2010	100	28,216,000	19,329,000
Columbia Portfolio — CDPHP Corporate Headquarters(4)	Albany, NY	12/30/2010	100	36,207,000	21,182,000
Medical Park of Cary	Cary, NC	12/30/2010	100	28,000,000	—
Total				$806,048,000	$218,538,000
_______________________________________

(1)	Represents the amount of the mortgage loan payable assumed or newly placed on the property in connection with the acquisition or secured by the property subsequent to acquisition.

(2)	Represents our purchase of the remaining 20% interest we previously did not own in the JV Company that owns Chesterfield Rehabilitation Center.

(3)
Represents our purchase of the majority interest in the Fannin partnership, which owns the 7900 Fannin medical office building, the value of which is approximately $38,100,000. We acquired both the general partner interest and the majority of the limited partner interests in the Fannin partnership. The transaction provided the original physician

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    Real Estate Notes Receivable, Net
On December 1, 2009, we acquired a note receivable secured by the Rush Medical Office Building, or the Rush Presbyterian Note Receivable, for a total purchase price of $37,135,000, plus closing costs. The note may be repaid within ninety days prior to the maturity date or during a thirty-day period occurring during June 2012 for $37,135,000. Otherwise, it may be repaid for the full face amount of $41,150,000. We acquired this asset from an unaffiliated third party. We have determined that this note receivable is due from a variable interest entity for which we hold a significant variable interest but for which we are not the primary beneficiary. Therefore, we do not consolidate the entity. We do not expect to incur any losses based on our variable interest and any potential exposure to loss on this variable interest is limited to a 30-day period during which we could be required to purchase the property. Additionally, we do not expect to have any variable interest loss exposures on our other Notes Receivable.
On December 31, 2008, we acquired four notes receivable secured by two buildings located in Phoenix, Arizona and Berwyn, Illinois, or the Presidential Note Receivable, for a total purchase price of $15,000,000, plus closing costs. We acquired these assets from an unaffiliated third party. On November 1, 2011, we entered into amendments to extend the maturity dates of these notes from November 1, 2011 to May 1, 2012. We expect that we will collect the aggregate principal balance of these notes in full upon the maturity date of May 1, 2012.
Real estate notes receivable, net consisted of the following as of December 31, 2011 and 2010:

Property Name		Contractual			December 31,
Location of Property	Property Type	Interest Rate		Maturity Date	2011	2010
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	10.95%	(1)	5/1/2012	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	10.95%	(1)	5/1/2012	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	10.85%	(2)	5/1/2012	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	10.85%	(2)	5/1/2012	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	7.76%	(3)	12/1/2014	41,150,000	41,150,000
Total real estate note receivable					61,150,000	61,150,000
Add: Note receivable closing costs, net					324,000	540,000
Less: discount, net (4)					(4,015,000)	(4,599,000)
Real estate notes receivable, net					$57,459,000	$57,091,000
_____________________________________

(1)	The effective interest rate associated with these interest-only notes as of December 31, 2011 is 8.77%.

(2)	The effective interest rate associated with these interest-only notes as of December 31, 2011 is 8.63%.

(3)	Represents an average contractual interest rate for the life of this interest-only note with an effective interest rate of 8.60%.

(4)	The closing costs and discount are amortized on a straight-line basis over the respective life, and impact the yield, of each note.
We monitor the credit quality of our real estate notes receivable portfolio on an ongoing basis by tracking possible credit quality indicators. As of December 31, 2011, all of our real estate notes receivable are current and we have not provided for any allowance for losses on notes receivable, and as of December 31, 2011 we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the year ended December 31, 2011.

5.    Identified Intangible Assets, Net

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identified intangible assets, net for our properties consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
In place leases, net of accumulated amortization of $47,243,000 and $43,185,000 as of December 31, 2011 and 2010, respectively, (with a weighted average remaining life of 146 months and 154 months as of December 31, 2011 and 2010, respectively).	$109,335,000	$124,330,000
Above market leases, net of accumulated amortization of $8,040,000 and $5,971,000 as of December 31, 2011 and 2010, respectively, (with a weighted average remaining life of 81 months and 89 months as of December 31, 2011 and 2010, respectively).	14,545,000	17,943,000
Tenant relationships, net of accumulated amortization of $41,309,000 and $23,937,000 as of December 31, 2011 and 2010, respectively, (with a weighted average remaining life of 164 months and 168 months as of December 31, 2011 and 2010, respectively).	122,533,000	136,021,000
Below market leasehold interests, net of accumulated amortization of $1,346,000 and $526,000 as of December 31, 2011 and 2010, respectively, (with a weighted average remaining life of 834 months and 855 months as of December 31, 2011 and 2010, respectively).	25,977,000	26,061,000
Total	$272,390,000	$304,355,000
Amortization expense recorded on the identified intangible assets related to our operating properties for the years ended December 31, 2011, 2010, and 2009 was $45,264,000, $32,479,000, and $22,724,000, respectively, which included $3,607,000, $3,046,000, and $1,889,000, respectively, of amortization recorded against rental income for above market leases and $820,000, $423,000, and $58,000, respectively, of amortization recorded against rental expenses for below market leasehold interests.
Estimated amortization expense on the identified intangible assets associated with our operating properties for each of the next five years and thereafter is as follows:

Year	Amount
2012	$38,597,000
2013	32,340,000
2014	28,893,000
2015	25,467,000
2016	22,169,000
Thereafter	124,924,000
Total	$272,390,000

6.    Other Assets, Net
Other assets, net for our operating properties consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred financing costs, net of accumulated amortization of $4,710,000 and $5,015,000 as of December 31, 2011 and 2010, respectively	$8,473,000	$8,620,000
Lease commissions, net of accumulated amortization of $2,006,000 and $1,132,000 as of December 31, 2011 and 2010, respectively	7,755,000	4,275,000
Lease inducements, net of accumulated amortization of $654,000 and $527,000 as of December 31, 2011 and 2010, respectively	1,166,000	1,284,000
Deferred rent receivable (net of allowance)	29,627,000	17,422,000
Prepaid expenses, deposits, and other assets	9,421,000	8,951,000
Total	$56,442,000	$40,552,000

Amortization expense recorded on deferred financing costs, lease commissions, lease inducements and note receivable

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing costs for the years ended December 31, 2011, 2010, and 2009 was $5,002,000, $3,163,000, and $2,064,000, respectively, of which $3,628,000, $2,195,000, and $1,885,000, respectively, of amortization was recorded as interest expense for deferred financing costs and $235,000, $248,000, and $153,000, respectively, of amortization was recorded against rental income for lease inducements.
Estimated amortization expense on the deferred financing costs, lease commissions and lease inducements for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2012	$4,769,000
2013	4,371,000
2014	2,371,000
2015	1,482,000
2016	1,130,000
Thereafter	3,271,000
Total	$17,394,000

7.    Mortgage Loans Payable, Net
Mortgage Loans Payable, Net
Mortgage loans payable were $636,558,000 ($639,149,000, including premium) and $696,558,000 ($699,526,000, net of discount) as of December 31, 2011 and 2010, respectively. As of December 31, 2011, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.77% to 12.75% per annum and a weighted average effective interest rate of 5.05% per annum. As of December 31, 2011, we had $461,248,000 ($463,839,000, including premium) of fixed rate debt, or 72.5% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $175,310,000 of variable rate debt, or 27.5% of mortgage loans payable, at a weighted average interest rate of 2.51% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.61% to 12.75% per annum and a weighted average effective interest rate of 4.95% per annum. As of December 31, 2010, we had $470,815,000 ($473,783,000, including premium) of fixed rate debt, or 67.6% of mortgage loans payable, at a weighted average interest rate of 6.02% per annum and $225,743,000 of variable rate debt, or 32.4% of mortgage loans payable, at a weighted average interest rate of 2.72% per annum.
On February 1, 2011, we closed a senior secured real estate term loan in the amount of $125,500,000 from Wells Fargo Bank, National Association, or Wells Fargo Bank. The primary purposes of the term loan included refinancing four Wells Fargo Bank loans totaling approximately $89,969,000 and providing new financing on three of our existing properties. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of December 31, 2011, equated to 2.65%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.10%. The weighted average rate on these four loans prior to the refinancing was 4.18% (including the impact of interest rate swaps). The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.
We are required by the terms of the applicable loan documents related to our mortgage loans payable and secured term loan to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2011, we believe that we were in compliance with all such financial covenants and requirements on our mortgage loans payable and secured term loan. As of December 31, 2010, we were in compliance with all such financial covenants and requirements on $638,558,000 of our mortgage loans payable and had made appropriate adjustments to comply with such covenants on $58,000,000 of our mortgage loans payable by maintaining a deposit of $12,000,000 within a restricted collateral account. On May 3, 2011, we paid off this $58,000,000 principal balance and thus withdrew our deposit of $12,000,000 from the restricted collateral account.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loans payable, net consisted of the following as of December 31, 2011 and 2010:

			December 31,
Property	Interest Rate	Maturity Date	2011	2010
Fixed Rate Debt:
Southpointe Office Parke and Epler Parke I	6.11%	9/1/2016	$9,017,000	$9,121,000
Crawfordsville Medical Office Park and Athens Surgery Center	6.12	10/1/2016	4,208,000	4,256,000
The Gallery Professional Building	5.76	3/1/2017	5,948,000	6,000,000
Lenox Office Park, Building G	5.88	2/1/2017	11,881,000	12,000,000
Commons V Medical Office Building	5.54	6/11/2017	9,528,000	9,672,000
Yorktown Medical Center and Shakerag Medical Center	5.52	5/11/2017	13,257,000	13,434,000
Thunderbird Medical Plaza	5.67	6/11/2017	13,553,000	13,740,000
Gwinnett Professional Center	5.88	1/1/2014	5,311,000	5,417,000
Northmeadow Medical Center	5.99	12/1/2014	7,375,000	7,545,000
Medical Portfolio 2	5.91	7/1/2013	13,813,000	14,024,000
Renaissance Medical Centre	5.38	9/1/2015	18,118,000	18,464,000
Renaissance Medical Centre	12.75	9/1/2015	1,237,000	1,240,000
Medical Portfolio 4	5.50	6/1/2019	6,202,000	6,404,000
Medical Portfolio 4	6.18	6/1/2019	1,593,000	1,625,000
Marietta Health Park	5.11	11/1/2015	7,200,000	7,200,000
Hampden Place	5.98	1/1/2012	—	8,551,000
Greenville — Patewood	6.18	1/1/2016	35,157,000	35,609,000
Greenville — Greer	6.00	2/1/2017	8,304,000	8,413,000
Greenville — Memorial	6.00	2/1/2017	4,396,000	4,454,000
Greenville — MMC	6.25	6/1/2020	22,467,000	22,743,000
Sun City-Note B	6.54	9/1/2014	14,598,000	14,819,000
Sun City-Note C	6.50	9/1/2014	4,291,000	4,412,000
Sun City Note D	6.98	9/1/2014	13,657,000	13,839,000
King Street	5.88	3/5/2017	6,185,000	6,429,000
Wisconsin MOB II — Mequon	6.25	7/10/2017	9,832,000	9,952,000
Balfour Concord — Denton	7.95	8/10/2012	4,454,000	4,592,000
Pearland-Broadway	5.57	9/1/2012	2,318,000	2,361,000
7900 Fannin-Note A	7.30	1/1/2021	21,571,000	21,783,000
7900 Fannin-Note B	7.68	1/1/2016	812,000	819,000
Deaconess — Evansville	4.90	8/6/2015	20,842,000	21,151,000
Overlook	6.00	11/5/2016	5,324,000	5,408,000
Triad	5.60	9/1/2022	11,800,000	11,961,000
Santa Fe — Building 1640	5.57	7/1/2015	3,489,000	3,555,000
Rendina — Wellington	5.97	12/1/2016	8,201,000	8,296,000
Rendina — Gateway	6.49	9/1/2018	10,397,000	10,596,000
Columbia — Patroon Creek Note A	6.10	6/1/2016	22,732,000	23,123,000
Columbia — Patroon Creek Note B	6.10	6/1/2016	841,000	890,000
Columbia — 1092 Madison	6.25	2/1/2018	1,964,000	2,006,000
Columbia — FL Orthopaedic	5.45	7/10/2013	6,795,000	7,041,000
Columbia — Capital Region Health Park	6.51	7/10/2012	21,535,000	22,309,000
Columbia — Putnam	5.33	5/1/2015	19,005,000	19,329,000
Columbia — CDPHP	5.40	6/1/2016	20,851,000	21,182,000
Phoenix — Estrella	6.26	8/1/2017	20,449,000	20,695,000
Phoenix — MOB IV	6.01	6/11/2017	4,291,000	4,355,000
Phoenix — Paseo	6.32	10/11/2016	2,118,000	—
Columbia — N. Berkshire	6.01	12/11/2012	4,331,000	—
Total fixed rate debt			461,248,000	470,815,000

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				December 31,
Property	Interest Rate		Maturity Date	2011 (a)		2010 (b)
Variable Rate Debt:
Chesterfield Rehabilitation Center	1.95%	(c)	12/30/2012	21,120,000		22,000,000
Park Place Office Park	1.85	(c)	12/31/2010	—	(d)	10,943,000
Highlands Ranch Medical Plaza	1.85	(c)	12/31/2010	—	(e)	8,853,000
Medical Portfolio 1	1.98	(c)	2/28/2011	—	(e)	19,580,000
Medical Portfolio 3	2.55	(c)	6/26/2011	—	(d)	58,000,000
SouthCrest Medical Plaza	2.50	(c)	6/30/2011	—	(e)	12,870,000
Wachovia Pool Loans(d)	4.65	(c)	6/30/2011	—	(e)	48,666,000
Cypress Station Medical Office Building	2.05	(c)	9/1/2011	—	(d)	7,043,000
Decatur Medical Plaza	2.30	(c)	9/26/2011	—	(d)	7,900,000
Mountain Empire Portfolio	2.48	(c)	9/27/2012	17,935,000		18,408,000
Wells Fargo Secured Real Estate Term Loan	2.65	(c)	12/31/2013	125,500,000		—
Sun City-Sun 1	1.77	(c)	12/31/2014	1,438,000		2,000,000
Sun City-Sun 2	1.77	(c)	12/31/2014	9,317,000		9,480,000
Total variable rate debt				175,310,000		225,743,000
Total fixed and variable debt				636,558,000		696,558,000
Add: Net premium				2,591,000		2,968,000
Mortgage loans payable, net				$639,149,000		$699,526,000
_______________________________________

(a)
As of December 31, 2011, we had variable rate mortgage loans on three of our properties with effective interest rates ranging from 1.77% to 2.67% per annum and a weighted average effective interest rate of 2.51% per annum. As of December 31, 2011, we had fixed rate interest rate swaps and caps on the entire principal balances of our Mountain Empire and Sun City-Sun 2 variable rate mortgage loans payable as well as on $75,000,000 of our Wells Fargo secured real estate term loan, thereby effectively fixing our interest rates on those mortgage loans payable at 5.87%, 2.00%, and 3.42% respectively.

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

(c)	Represents the interest rate in effect as of December 31, 2011.

(d)	Represent loan balances that have matured or that we have paid off during the year ended December 31, 2011.

(e)
Represent bank loans, the aggregate principal balance of, which as of December 31, 2010, was $89,969,000, which were refinanced using the proceeds of our $125,500,000 senior secured real estate term loan. We closed on this term loan with Wells Fargo Bank, N.A., on February 1, 2011, as discussed above within this Note 7.

The principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2012	$79,561,000
2013	153,358,000
2014	58,981,000
2015	72,625,000
2016	104,696,000
Thereafter	167,337,000
Total	$636,558,000
The table above does not reflect all available extension options. Of the amounts maturing in 2012, $17,935,000 have a one year extension option available. Of the amounts maturing in 2013, $125,500,000 have a one year extension available.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In anticipation of the $125,500,000 senior secured real estate term loan that we closed on February 1, 2011, we purchased an interest rate swap with Wells Fargo Bank as counterparty, for a notional amount of $75,000,000. The interest rate swap was amended on January 25, 2011. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and matures no later than December 31, 2013. The swap will fix one-month LIBOR at 1.0725%, which, when added to the spread of 2.35%, will result in a total interest rate of approximately 3.42% for $75,000,000 of the term loan during the initial term. We have not designated this swap as an accounting hedge. As of December 31, 2010, we had $2,400,000 on deposit in a collateral account related to this interest rate swap. This amount was reimbursed to us in full upon the closing of the term loan on February 1, 2011.
As of December 31, 2011 and December 31, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded in the line item entitled "Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments" in our accompanying consolidated statements of operations.
The following table lists the derivative financial instruments held by us as of December 31, 2011:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$16,578,000	LIBOR	5.87%	$(946,000)	Swap	9/28/2013
75,000,000	LIBOR	3.42	(846,000)	Swap	12/31/2013
9,330,000	LIBOR	2.00	89,000	Cap	12/31/2014
The following table lists the derivative financial instruments held by us as of December 31, 2010:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$19,507,000	LIBOR	5.23%	$(109,000)	Swap	1/31/2011
7,900,000	LIBOR	5.16	(185,000)	Swap	9/26/2011
16,912,000	LIBOR	5.87	(1,233,000)	Swap	9/28/2013
75,000,000	LIBOR	3.42	297,000	Swap	12/31/2013
9,480,000	LIBOR	2.00	383,000	Cap	12/31/2014
As of December 31, 2011 and December 31, 2010, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
Derivatives Not	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
Hedging Instruments:	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Other Assets	$—	Other Assets	$297,000	Derivative Financial Instruments	$1,792,000	Derivative Financial Instruments	$1,527,000
Interest Rate Cap	Other Assets	$89,000	Other Assets	$383,000

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2011, 2010, and 2009, the derivative financial instruments associated with our operating properties had the following effect on our consolidated statements of operations:

		Recognized
Derivatives Not Designated	Location of Gain (Loss)	For the Year Ended
as Hedging Instruments Under:	Recognized:	December 31, 2011	December 31, 2010	December 31, 2009
Interest Rate Swaps	Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	$(562,000)	$6,461,000	$5,279,000
Interest Rate Cap	Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	$(294,000)	$(507,000)	$—
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2011 and December 31, 2010, there have been no termination events or events of default related to the interest rate swaps.

9.    Revolving Credit Facility
On November 22, 2010, we entered into a credit agreement, or the credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan, Wells Fargo Bank and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association and Fifth Third Bank, as documentation agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $275,000,000, or the unsecured credit facility. In anticipation of this new credit facility, on August 19, 2010, we voluntarily closed the $80,000,000 secured revolving facility we originally entered into in 2007. No borrowings were made on this previous credit facility during the years ended December 31, 2010 or 2009.
On May 13, 2011, we increased the unsecured credit facility from an aggregate maximum principal amount of $275,000,000 to $575,000,000 as well as extended its maturity date from November 2013 to May 2014, pursuant to an amendment to the credit agreement.
The actual amount of credit available under the credit agreement is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit agreement. Subject to the terms of the credit agreement, the maximum principal amount of the credit agreement may be increased, subject to such additional financing being offered and provided by existing lenders under the credit agreement. Borrowings under this unsecured credit facility accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin ranging from 2.50% to 3.50% based on our operating partnership's total leverage ratio, which we refer to as Eurodollar loans. Our operating partnership is required to pay a fee on the unused portion of the lenders' commitments under the credit agreement at a rate dependent on the proportion of the average daily used amount to the lenders' commitments. The margin associated with borrowings during the year ended December 31, 2011 was 2.50% and the average daily commitment fee for both the year ended December 31, 2011 was 0.5%. As of December 31, 2011 and December 31, 2010, we had $0 and $7,000,000, respectively, outstanding on our unsecured revolving credit facility. The $7,000,000 drawn as of December 31, 2010 for the purpose of funding the acquisition of operating properties was repaid in full on January 31, 2011.
The credit agreement contains various affirmative and negative covenants that we believe are usual and customary for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership's business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, beginning with the quarter ending September 30, 2011, our operating partnership may not make cash distribution payments to us and we may not make cash distributions to our stockholders in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the credit agreement) for the period of four quarters ending September 30, 2011 and December 31, 2011, (ii) 95% of normalized adjusted FFO for the period of four quarters ending March 31, 2012 and (iii) 90% of normalized

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted FFO for the period of four quarters ending June 30, 2012 and thereafter. Shares of our common stock issued under the DRIP are not subject to the limitation on distribution payments. Additionally, the credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; a minimum ratio of unencumbered net operating income to unsecured indebtedness; and a minimum ratio of unencumbered asset value to total commitments. As of December 31, 2011 and December 31, 2010, we were in compliance with all applicable covenants. In addition, the credit agreement includes events of default that we believe are usual for facilities and transactions of this type, including restricting us from making distributions to our stockholders in the event we are in default under the credit agreement, except to the extent necessary for us to maintain our REIT status.
See Note 22, Subsequent Events, for information regarding our January and February 2012 draws of $27,000,000 and $55,000,000, respectively, on our unsecured revolving credit facility. Additionally, see Note 22 for discussion of our proposed new credit facility.

10.    Identified Intangible Liabilities, Net
Identified intangible liabilities, net for our properties consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Below market leases, net of accumulated amortization of $4,214,000 and $4,735,000 as of December 31, 2011 and 2010, respectively, (with a weighted average remaining life of 208 months and 213 months as of December 31, 2011 and 2010, respectively).	$8,164,000	$9,640,000
Above market leasehold interests, net of accumulated amortization of $159,000 and $40,000 as of December 31, 2010 and 2009, respectively, (with a weighted average remaining life of 730 months and 738 months as of December 31, 2011 and 2010, respectively).	3,668,000	3,788,000
Total	$11,832,000	$13,428,000
Amortization expense recorded on the identified intangible liabilities attributable to our properties for the years ended December 31, 2011, 2010 and 2009 was $1,744,000, $1,737,000, and $1,783,000, respectively. Of these amounts, for the years ended December 31, 2011, 2010, and 2009, $1,624,000, $1,697,000, and $1,783,000, respectively was recorded to rental income and $120,000, $40,000, and $0, respectively was recorded against rental expense in our accompanying consolidated statements of operations.
Estimated amortization expense on the identified intangible liabilities associated with our properties for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2012	$1,459,000
2013	1,259,000
2014	861,000
2015	683,000
2016	572,000
Thereafter	6,998,000
Total	$11,832,000

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

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Tax Status
We have entered into a closing agreement with the IRS, or the Closing Agreement, pursuant to which (i) the IRS agreed not to challenge our dividends as preferential for our taxable years 2007, 2008, 2009, and 2010, and (ii) we paid a compliance fee in an immaterial amount to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to us for our payment of this compliance fee will be considered gross income. As a result of the Closing Agreement, we continue to qualify as a REIT and to satisfy our distribution requirements.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.    Related Party Transactions
Transition: Self-Management
Upon the effectiveness of our initial offering on September 20, 2006, we entered into an advisory agreement with our former advisor, or the Advisory Agreement, and Grubb & Ellis Realty Investors, LLC, or GERI, and a dealer manager agreement with Grubb & Ellis Securities, Inc., our former dealer manager. These agreements entitled our former advisor, our former dealer manager and their affiliates to specified compensation for certain services as well as reimbursement of certain expenses.
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
On May 21, 2009, we provided notice to Grubb & Ellis Securities that we would proceed with a dealer manager transition pursuant to which Grubb & Ellis Securities ceased to serve as our dealer manager for our initial offering at the end of the day on August 28, 2009. Commencing August 29, 2009, Realty Capital Securities, LLC, or RCS, an unaffiliated third party, assumed the role of dealer manager for the remainder of the offering period. The Advisory Agreement expired in accordance with its terms on September 20, 2009.
On October 18, 2010, we and our former advisor and certain of its affiliates entered into a redemption, termination and release agreement, or the Redemption Agreement. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership, for $8,000,000, of which $7,285,000 is reflected in our Consolidated Statement of Operations for the year ended December 31, 2010. In addition, pursuant to the Redemption Agreement the parties resolved all monetary claims and other matters between them, and entered into certain mutual and other releases of the parties. We believe that the execution of the Redemption Agreement represented the final stage of our successful separation from our former advisor.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fees and Expenses Paid to Former Affiliates
In the aggregate, for the years ended December 31, 2011, 2010, and 2009, we incurred fees to our former advisor and its affiliates of $0, $0, and $71,194,000, respectively.
Offering Stage
Selling Commissions
Prior to the transition of the dealer manager function to RCS, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $35,337,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.
Marketing Support Fees and Due Diligence Expense Reimbursements
Our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, in our initial offering, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds for accountable bona fide due diligence expenses, all or a portion of which could be re-allowed to participating broker-dealers. For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $12,786,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our initial offering.
Other Organizational and Offering Expenses
Our other organizational and offering expenses were paid by our former advisor or its affiliates, who we generally refer to as our former advisor, on our behalf. Our former advisor was reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $2,557,000, respectively, in offering expenses to our former advisor. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor from the gross proceeds of our initial offering.
Acquisition and Development Stage
Acquisition Fee
We paid our former advisor acquisition fees for properties and other real estate related assets acquired with funds raised in our initial offering by our former dealer manager for such acquisitions completed after the expiration of the Advisory Agreement. We are no longer required to pay such fees to our former advisor.
For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $10,738,000, respectively, in acquisition fees to our former advisor. Acquisition fees are included in acquisition-related expenses in our accompanying consolidated statements of operations for the years ended December 31, 20112010, and 2009.
Operational Stage
Asset Management Fee
Prior to our transition to self-management, our former advisor was paid a monthly fee for services rendered in connection with the management of our assets. As part of our transition to self-management, this fee to our former advisor was eliminated in connection with the expiration of the Advisory Agreement.
For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $3,783,000, respectively, in asset management fees to our former advisor.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fee
Our former advisor was paid a monthly property management fee equal to 4.0% of the gross cash receipts of our properties through August 31, 2009. For properties managed by other third parties besides our former advisor, our former advisor was paid up to 1.0% of the gross cash receipts from the property as a monthly oversight fee. For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $2,289,000, respectively, in property management fees and oversight fees to our former advisor, which is included in rental expenses in our accompanying consolidated statements of operations. As part of our transition to self-management, this fee to our former advisor was eliminated in connection with the expiration of the Advisory Agreement. Under self-management, we pay property management fees to third parties at market rates.
Lease Fee
Our former advisor, as the property manager, was paid a separate fee for leasing activities in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area ranging between 3.0% and 8.0% of gross revenues generated from the initial term of the lease. For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $1,665,000, respectively, to Triple Net Properties Realty, Inc., or Realty and its affiliates in lease fees, which are capitalized and included in other assets, net, in our accompanying consolidated balance sheets.
On-site Personnel and Engineering Payroll
For the years ended December 31, 2011, 2010, and 2009, GERI incurred $0, $0, and $1,827,000 respectively, in on-site personnel and engineering payroll, which is included in rental expenses in our accompanying consolidated statements of operations.
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
For the years ended December 31, 2011, 2010, and 2009, GERI incurred on our behalf $0, $0, and $35,000, respectively, in operating expenses which is included in general and administrative expenses in our accompanying consolidated statements of operations.
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
For the years ended December 31, 2011, 2010, and 2009, we incurred $0, $0, and $177,000, respectively, for investor services that GERI provided to us, which is included in general and administrative expenses in our accompanying consolidated statements of operations.
Liquidity Stage
Disposition Fee
We paid no disposition fees to our former advisor under the terms of the Advisory Agreement. In addition, we have no obligation to pay any disposition fees to our former advisor in the future.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Participation Interest
Pursuant to the terms of the partnership agreement for our operating partnership, as amended on November 14, 2008, our former advisor had the right to receive a subordinated distribution upon the occurrence of certain liquidity events based on the value of our assets owned at the time the Advisory Agreement was terminated plus any assets acquired after such termination for which our former advisor received an acquisition fee. On October 18, 2010, this right was purchased along with our former advisor’s partnership units in our operating partnership pursuant to the Redemption Agreement as discussed above. As a result, our former advisor no longer has the right to receive any subordinated distribution.

13.    Redeemable Noncontrolling Interest of Limited Partners
As of December 31, 2011 and 2010, we owned an approximately 99.93% and an approximately 99.92%, respectively, general partner interest in our operating partnership. As of December 31, 2011, and December 31, 2010, approximately 0.07% and 0.08% of our operating partnership was owned by individual investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin Medical Office Building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate, as of December 31, 2011, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.
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
As of December 31, 2009, we owned an 80.0% interest in the JV Company that owns the Chesterfield Rehabilitation Center, which was originally purchased on December 20, 2007. The redeemable noncontrolling interest balance related to this arrangement at December 31, 2009 was comprised of the noncontrolling interest's initial contribution, 20.0% of the earnings at the Chesterfield Rehabilitation Center, and accretion of the change in the redemption value over the period from the purchase date to January 1, 2011, the earliest redemption date. On March 24, 2010, our subsidiary exercised its call option to buy, for $3,900,000, 100% of the interest owned by its joint venture partner, BD St. Louis, in the JV Company. As a result of the closing of the purchase on March 24, 2010, we own a 100% interest in the Chesterfield Rehabilitation Center, and the associated redeemable noncontrolling interest balance related to this entity was reduced to zero.
Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity. As of December 31, 2011 and 2010, redeemable noncontrolling interest of limited partners was $3,785,000 and $3,867,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance as of December 31, 2009	$3,549,000
Net loss attributable to noncontrolling interest of limited partners	(16,000)
Distributions	(145,000)
Valuation adjustments to noncontrolling interests	570,000
Redemption of limited partner interest of former advisor	(197,000)
Purchase of Chesterfield 20% interest	(3,900,000)
Addition of noncontrolling interest attributable to the Fannin acquisition	4,006,000
Balance as of December 31, 2010	$3,867,000

Balance as of December 31, 2010	$3,867,000
Net income attributable to noncontrolling interest of limited partners	52,000
Distributions	(134,000)
Balance as of December 31, 2011	$3,785,000
For the year ended December 31, 2011, the $52,000 in net income attributable to noncontrolling interest shown on our December 31, 2011 consolidated statement of operations reflects net income attributable to the Fannin partnership. For the year ended December 31, 2010, the ($16,000) in net loss attributable to noncontrolling interest shown on our December 31, 2010 consolidated statement of operations reflects $64,000 in net income earned by the noncontrolling interest in the JV Company prior to our purchase of this noncontrolling interest on March 24, 2010 and $18,000 in net income attributable to our former advisor's limited partner interest, offset by a net loss of ($98,000) attributable to the Fannin partnership following our purchase of the majority interest in this partnership on June 30, 2010.

14.    Stockholders’ Equity
Common Stock
Through December 31, 2011, we granted an aggregate of 961,687 shares of restricted common stock to our independent directors, Chief Executive Officer, Chief Financial Officer, Executive Vice President — Acquisitions, Executive Vice President — Asset Management, and other employees pursuant to the terms and conditions of our 2006 Incentive Plan, Employment Agreements, and the employee retention program described below. Through December 31, 2011, we issued 219,394,430 shares of our common stock in connection with our initial offering and follow-on offering and 19,657,520 shares of our common stock under the DRIP, and we repurchased 11,170,638 shares of our common stock under our share repurchase plan. As of December 31, 2011 and 2010, we had 228,491,312 and 202,643,705 shares of our common stock outstanding, respectively.
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

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2011 and 2010, no shares of preferred stock were issued and outstanding.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering and we registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our follow-on offering. For the years ended December 31, 2011, 2010 and 2009, $75,864,000, $56,551,000, and $38,559,000, respectively, in distributions were reinvested and 7,985,655, 5,952,683, and 4,059,006 shares of our common stock, respectively, were issued under the DRIP. With the termination of our follow-on offering on February 28, 2011, except for the DRIP, we will periodically review potential alternatives for our DRIP, including the amendment, suspension or termination of the plan.
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
For the year ended December 31, 2011, we repurchased 3,882,619 shares of our common stock, at an average price of $9.70 per share, for an aggregate amount of $37,680,000. For the year ended December 31, 2010, we repurchased 5,448,260 shares of our common stock, at an average price of $9.52 per share, for an aggregate amount of $51,856,000. For the year ended December 31, 2009, we repurchased 1,730,011 shares of our common stock, at an average price of $9.40 per share, for an aggregate amount of $16,266,000. As of December 31, 2011 and 2010, we had repurchased a total of 11,170,638 shares of our common stock, at an average price of $9.57 per share, for an aggregate amount of $106,879,000 and 7,288,019 shares of our common stock, at an average price of $9.49 per share, for an aggregate amount of $69,199,000, respectively.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amended and Restated 2006 Incentive Plan and 2006 Independent Directors Compensation Plan
On February 24, 2011, as a result of our compensation committee's and board of directors' comprehensive review of our compensation structure, our board of directors amended and restated our 2006 Incentive Plan, or the Amended and Restated 2006 Plan. Consistent with the original plan, the Amended and Restated 2006 Plan permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our board or the compensation committee. Our philosophy regarding compensation is to structure employee compensation to promote and reward performance-based behavior, which results in risk-managed, added value to our company and stockholders. The plan is designed to provide maximum flexibility to our company consistent with our current size, the stage of our life cycle, and our overall strategic plan. As and when our board and compensation committee determine various performance-based awards, the details of such awards, such as vesting terms and post-termination exercise periods, will be addressed in the individual award agreements.
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
During the years ended December 31, 2011 and 2010, we granted an aggregate of 37,500 and 37,500 shares, respectively, to our independent directors. Each of these restricted stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
On November 14, 2008, we granted Mr. Peters 40,000 shares of restricted common stock under, and pursuant to the terms and conditions of our 2006 Incentive Plan. The shares of restricted common stock vested and became non-forfeitable in equal annual installments of 33.3% each, on the first, second and third anniversaries of the grant date. Pursuant to the terms of his new employment agreement, on July 1, 2009, Mr. Peters was entitled to receive 50,000 shares of fully vested stock under, and pursuant to, the terms and conditions of our 2006 Incentive plan and his employment agreement. Pursuant to the terms of his new employment agreement, on July 1, 2009, Mr. Peters was also entitled to receive an annual award of 100,000 shares of restricted common stock with three additional annual awards of 100,000 shares beginning July 1, 2010, subject to board approval, under, and pursuant to, the terms and conditions of our 2006 Incentive plan and his employment agreement. On May 20, 2010, the Board approved an amendment to Mr. Peters’ employment agreement with the Company to increase the number of restricted shares Mr. Peters is entitled to receive on each of the first three anniversaries of the effective date of his employment agreement from 100,000 to 120,000. The share awards will vest and become non-forfeitable over the balance of the term of his employment agreement. The terms of his employment agreement provide Mr. Peters with the option to receive cash in lieu of stock for up to 50% of the grants made under his employment agreement at the time of issuance at the common stock fair value on the grant date, which option has been exercised with respect to all grants under his agreement. Accordingly, Mr. Peters received grants of 120,000 shares on July 1, 2011 and 2010, respectively, and elected to receive a restricted cash award in lieu of 60,000 shares during each of those years.
Employee Retention Program
On May 20, 2010, the Board approved the adoption of an employee retention program pursuant to which the Company will grant its executive officers and employees restricted shares of the Company’s common stock. The purpose of this program is to incentivize the Company’s executive officers and employees to remain with the Company for a minimum of three years, subject to meeting the Company’s performance standards.
As part of the first stage of this program, on May 24, 2010, our named executive officers were entitled to receive grants aggregating to 200,000 shares of restricted stock. Mr. Peters elected to receive a restricted cash award in lieu of half of his total grant. Additionally, on January 3, 2011, Mr. Peters, Ms. Pruitt, Mr. Engstrom, and other key employees, were entitled to receive grants of 200,000, 80,000, 80,000, and 10,000 shares of restricted stock, respectively. Mr. Peters elected to receive a restricted cash award in lieu of 100,000 shares. The restricted shares and the restricted cash award granted to Mr. Peters on January 3, 2011 vested one-fourth upon grant, and the remaining shares and cash award will vest in thirds on each anniversary of the grant date, provided that he is employed by the Company on such date. All of the shares granted to Ms. Pruitt, Mr. Engstrom, and the other employees will vest 100% on the third anniversary of the grant date, provided that the grantee is employed by the Company on such date.
In December 2010 and January 2011, we granted 110,000 and 16,000 shares, respectively, to other employees as part of the second stage of this program. Each of these grants will vest 100% on the third anniversary of the grant date, provided that the grantee is employed by the Company on such date.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation
The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial and follow-on offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the years ended December 31, 2011, 2010, and 2009 we recognized compensation expense of $3,221,000, $1,313,000, and $816,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the year ended December 31, 2011, 104,167 shares were settled in cash for approximately $1,042,000. For the year ended December 31, 2010, 32,500 shares were settled in cash for approximately $325,000. For the year ended December 31, 2009, 37,500 shares were settled in cash for approximately $375,000. As of December 31, 2011 and 2010, the liability balances associated with the cash awards were $663,000 and $263,000, respectively.
As of December 31, 2011 and 2010, there was approximately $3,962,000 and $4,143,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2011, this expense is expected to be recognized over a remaining weighted average period of 2.3 years.
As of December 31, 2011 and 2010, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $6,165,000 and $4,352,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of December 31, 2011, 2010, and 2009 is presented below:

	Restricted Common Stock/Units	Weighted Average Grant Date Fair Value
Balance — December 31, 2008	68,500	$10.00
Granted, net	165,000	10.00
Vested	(65,833)	10.00
Balance — December 31, 2009	167,667	$10.00
Nonvested shares expected to vest — December 31, 2009	167,667	$10.00
Granted, net	357,500	$10.00
Vested	(85,157)	10.00
Forfeited	(4,842)	—
Balance — December 31, 2010	435,168	$10.00
Nonvested shares expected to vest — December 31, 2010	435,168	$10.00
Granted, net	383,500	$10.00
Vested	(163,681)	10.00
Forfeited	(38,481)	10.00
Balance — December 31, 2011	616,506	$10.00
Nonvested shares expected to vest — December 31, 2011	616,506	$10.00

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We use fair value measurements to record the fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.
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
Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnout Liability

As of December 31, 2011, we owned one property, purchased during the third quarter of 2010, that is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, certain space has not been leased and occupied, we will have no further obligation. Its fair value is based upon the expected probability of lease-up and subsequent payment of the earnout through the expiration of the earnout period, which ends in August 2012.

As such, valuation of this liability required utilization of Level 3 inputs, including management estimates of the timing and likelihood of lease-up, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. As a result, we have determined that the valuation of the earnout is classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2011, there have been no purchases, sales, issuances, or settlements with respect to this earnout liability.
As of December 31, 2011, there have been no transfers of assets or liabilities between levels.
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	$89,000	$—	$89,000
Total assets at fair value	$—	$89,000	$—	$89,000
Liabilities
Derivative financial instruments	$—	$(1,792,000)	$—	$(1,792,000)
Earnout liability	$—	$—	$(2,481,000)	$(2,481,000)
Total liabilities at fair value	$—	$(1,792,000)	$(2,481,000)	$(4,273,000)
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$43,000	$—	$—	$43,000
Derivative financial instruments(a)	—	680,000	—	680,000
Total assets at fair value	$43,000	$680,000	$—	$723,000
Liabilities
Derivative financial instruments	$—	$(1,527,000)	$—	$(1,527,000)
Earnout liability	$—	$—	$(2,481,000)	$(2,481,000)
Total liabilities at fair value	$—	$(1,527,000)	$(2,481,000)	$(4,008,000)
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
The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loans payable with similar terms and maturities. As of December 31, 2011, the fair value of the mortgage loans payable was $687,862,000 compared to the carrying value of $639,149,000. As of December 31, 2010, the fair value of the mortgage loans payable was $727,370,000, compared to the carrying value of $699,526,000.
The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of December 31, 2011, the fair value of these notes was approximately $64,046,000 compared to the carrying value of $57,459,000. As of December 31, 2010, the fair value of these notes was approximately $67,540,000 compared to the carrying value of $57,091,000.

16.    Tax Treatment of Distributions
The income tax treatment for stockholder distributions reportable for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Years Ended December 31,
	2011		2010		2009
Ordinary income	$65,712,000	40.9%	$47,041,000	40.3%	$2,836,000	3.6%
Return of capital	94,952,000	59.1	69,686,000	59.7	75,223,000	96.4
	$160,664,000	100.0%	$116,727,000	100.0%	$78,059,000	100.0%

17.    Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2037 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2011 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2012	$211,029,000
2013	195,055,000
2014	178,568,000
2015	161,815,000
2016	145,674,000
Thereafter	672,733,000
Total	$1,564,874,000
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2011, 2010 and 2009, the amount of contingent rent earned by us was not significant.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 99 years, excluding extension options. Operating lease obligations include our corporate office location in Scottsdale, Arizona and our regional office location in Charleston, South Carolina. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2011 are as follows:

Year	Amount
2012	$3,062,000
2013	3,111,000
2014	3,100,000
2015	2,745,000
2016	2,677,000
Thereafter	210,603,000
Total	$225,298,000

18.    Business Combinations
For the year ended December 31, 2011, we completed the acquisition of two new property portfolios as well as purchased additional medical office buildings within two of our existing portfolios. The aggregate purchase price for these acquisitions was $68,314,000 plus closing costs of $851,000. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our consolidated statements of operations for the year ended December 31, 2011 for the periods subsequent to the acquisition dates.
As of December 31, 2011, the aggregate purchase price was allocated in the amounts shown in the table below. As the acquisitions that occurred in 2011 were determined to be individually not significant but material collectively, the allocations for these acquisitions are presented in the aggregate, in accordance with the guidance prescribed by ASC 805. The allocable portion of the aggregate purchase price does not include $348,000 in certain credits representative of certain purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.

2011 Acquisitions	Total
Land	$945,000
Building as vacant	49,631,000
Site improvements	1,784,000
Unamortized tenant improvement costs	2,657,000
Leasehold interest in land, net	603,000
Above market debt	(76,000)
Above market leases	209,000
Below market leases	(149,000)
Unamortized lease origination costs	1,235,000
In place leases	6,436,000
Tenant relationships	4,691,000
Net assets acquired	$67,966,000
For the year ended December 31, 2010, we completed the acquisition of 24 property portfolios, as well as purchased additional medical office buildings within six of our existing property portfolios. In addition, we purchased the remaining 20% interest in the JV Company that owns Chesterfield Rehabilitation Center. The aggregate purchase price for these acquisitions was $806,048,000 plus closing costs of $6,253,000. The aggregate purchase price was allocated in the amount of $44,050,000 to land, $608,708,000 to building and improvements, $28,093,000 to tenant improvements, $22,291,000 to lease commissions, $39,713,000 to leases in place, $57,066,000 to tenant relationships, $2,004,000 to leasehold interest in land, $(272,000) to lease fee interest in land, $(5,005,000) to above market debt, $8,608,000 to above market leases, and $(4,112,000) to below market leases. Amounts presented in the allocations pertain to all acquisitions completed during the year ended December 31, 2010 except for the Chesterfield Rehabilitation Center noncontrolling interest purchase; this purchase of

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining 20% interest in the joint venture entity that owns the Chesterfield Rehabilitation Center was accounted for as an equity transaction and thus not included within the aggregate purchase price allocation. Additionally, the allocable portion of the aggregate purchase price did not include $1,004,000 in certain credits representative of contingent purchase price adjustments and liabilities assumed by us that served to reduce the total cash tendered for these acquisitions.
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
As of December 31, 2011, we owned one property, purchased during the third quarter of 2010, that is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, certain space has not been leased and occupied, we will have no further obligation. The total liability balance associated with the earnout at December 31, 2011, which is recorded within "Security deposits, prepaid rent, and other liabilities" in our consolidated balance sheet, was $2,481,000.
Brief descriptions of the property acquisitions completed in 2011 are as follows:

•
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

•
A two-building portfolio located in Bristol, Tennessee, which was purchased on March 24, 2011 for an aggregate price of $23,370,000. The first building was purchased for $5,925,000 and the second was purchased for $17,445,000. Both buildings within this portfolio are located near the campus of Wellmont Health System's Bristol Regional Medical Center.

•
A two-building portfolio located in Phoenix, Arizona, which was purchased on October 4, 2011 for $32,000,000. This portfolio consists of two Class A medical office buildings, comprising a total of approximately 118,000 rentable square feet (unaudited).

We recorded revenues and net losses for the year ended December 31, 2011 of approximately $4,903,000 and $(498,000), respectively, related to the above acquisitions. Net losses include $283,000 in closing cost expenses related to the acquisitions.
Supplementary Pro Forma Information
Assuming the 2011 property acquisitions discussed above had occurred on January 1, 2010, for the year ended December 31, 2011, pro forma revenues, net income attributable to controlling interest and net income per basic and diluted share would have been $273,512,000, $5,890,000 and $0.03, respectively. Supplemental pro forma earnings for the year ended December 31, 2011 were adjusted to exclude $283,000 of acquisition-related costs incurred during the year ended December 31, 2011.
Also, assuming the 2011 property acquisitions discussed above had occurred on January 1, 2010, for the year ended December 31, 2010, pro forma revenues, net income (loss) attributable to controlling interest and net income (loss) per basic and diluted share would have been $204,265,000, $(7,821,000) and $(0.05), respectively. Supplemental pro forma earnings for the year ended December 31, 2010 were adjusted to exclude $283,000 of acquisition-related costs incurred during the year ended December 31, 2011.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, and accounts receivable from tenants. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which implements changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation, or SIPC, protection from $100,000 to $250,000, and provided unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2011, we had bank cash balances of $3.1 million in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. Our concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.
As of December 31, 2011, we had interests in 26 buildings located in Texas, which accounted for 15.0% of our annualized rental income, interests in 44 buildings in Arizona, which accounted for 12.1% of our annualized rental income, interests in 22 buildings located in South Carolina, which accounted for 9.6% of our annualized rental income, interests in 20 buildings in Florida, which accounted for 8.7% of our annualized rental income, and interests in 44 buildings in Indiana, which accounted for 8.1% of our annualized rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies.
As of December 31, 2010, we had interests in 26 buildings located in Texas, which accounted for 15.3% of our total annualized rental income, interests in 36 consolidated properties in Arizona, which accounted for 11.7% of our total annualized rental income, interests in 22 consolidated properties located in South Carolina, which accounted for 9.7% of our total annualized rental income, interests in 20 consolidated properties in Florida, which accounted for 8.8% of our total annualized rental income, and interests in 44 consolidated properties in Indiana, which accounted for 8.5% of our total annualized rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each of these states’ economies.
As of December 31, 2009, we had interests in 19 buildings located in Texas, which accounted for 16.9% of our total rental income, interests in 18 buildings located in South Carolina, which accounted for 13.0% of our total rental income, and interests in 33 buildings located in Arizona, which accounted for 12.2% of our total rental income. This rental income is based on contractual base rent from leases in effect as of December 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
For the years ended December 31, 2011, 2010, and 2009, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

20.    Per Share Data
We report earnings (loss) per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the years ended December 31, 2011, 2010, and 2009, all of our earnings were distributed and the calculated earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.
Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the year ended December 31, 2011, our potentially dilutive securities did not have a material impact to our earnings per share. For the years ended December 31, 2010 and 2009, we did not have any securities that gave rise to potentially dilutive shares of our common stock.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$5,593,000	$(7,919,000)	$(24,773,000)
(Income) loss attributable to noncontrolling interest of limited partners	(52,000)	16,000	(304,000)
Net income (loss) attributable to controlling interest	5,541,000	(7,903,000)	(25,077,000)
Denominator:
Weighted average number of shares outstanding--basic	223,900,167	165,952,860	112,819,638
Dilutive restricted stock	491,386	—	—
Weighted average number of shares outstanding--diluted	224,391,553	165,952,860	112,819,638
Basic earnings per common share:
Net income per share attributable to controlling interest	$0.02	$(0.05)	$(0.22)
Diluted earnings per common share:
Net income per share attributable to controlling interest	$0.02	$(0.05)	$(0.22)

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

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$65,532,000	$69,940,000	$68,074,000	$70,892,000
Expenses	(53,801,000)	(58,807,000)	(55,541,000)	(58,978,000)
Income before other income	11,731,000	11,133,000	12,533,000	11,914,000
Other expense, net	(9,724,000)	(10,899,000)	(11,371,000)	(9,724,000)
Net income	2,007,000	234,000	1,162,000	2,190,000
Less: net (income) loss attributable to noncontrolling interest of limited partners	(12,000)	(9,000)	9,000	(40,000)
Net income attributable to controlling interest	$1,995,000	$225,000	$1,171,000	$2,150,000
Net income per share — basic and diluted:
Net income per share attributable to controlling interest	$—	$—	$0.01	$0.01
Weighted average number of shares outstanding —
Basic	227,825,381	229,390,941	228,340,776	214,797,450
Diluted	228,316,767	229,568,328	228,800,828	214,996,502

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$57,504,000	$52,496,000	$47,328,000	$45,753,000
Expenses	(58,598,000)	(43,806,000)	(40,363,000)	(38,811,000)
Income (loss) before other income (expense)	(1,094,000)	8,690,000	6,965,000	6,942,000
Other expense, net	(7,596,000)	(7,682,000)	(6,720,000)	(7,424,000)
Net income (loss)	(8,690,000)	1,008,000	245,000	(482,000)
Less: net (income) loss attributable to noncontrolling interest of limited partners	(44,000)	125,000	(1,000)	(64,000)
Net income (loss) attributable to controlling interest	$(8,734,000)	$1,133,000	$244,000	$(546,000)
Net income (loss) per share — basic and diluted:
Net loss per share attributable to controlling interest	$(0.05)	$—	$—	$—
Weighted average number of shares outstanding —
Basic	191,583,752	166,281,800	154,594,418	145,335,661
Diluted	191,583,752	166,480,852	154,815,137	145,335,661

22.    Subsequent Events
The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements are summarized below.
Share Repurchases
In January 2012, we repurchased 1,006,188 shares of our common stock at an average price of $9.80 per share, for an aggregate amount of $9,861,000, under our share repurchase plan.
Completed Acquisitions
On January 12, 2012, we purchased a medical office building located in Novi, Michigan for $51,320,000.

On January 31, 2012, we purchased a medical office building located in Atlanta, Georgia for approximately $8,867,000.

On March 1, 2012, we purchased a medical office building located in Pittsburgh, Pennsylvania for $54,000,000.
Pending Acquisitions
On March 9, 2012, we entered into a purchase and sale agreement for a medical office building portfolio located in the eastern United States for an aggregate purchase price of $100,000,000. The portfolio, which is expected to be master leased on a triple net basis, consists of a combination of on-campus assets and off-campus medical office buildings. There can be no assurance that the acquisition will close on the expected schedule, if at all.
Financing

In February 2012, JP Morgan, Deutsche Bank, and Wells Fargo signed engagement letters to serve as Joint Lead Arrangers for a new unsecured credit facility of at least $825,000,000, consisting of a $575,000,000 revolving tranche and a $250,000,000 term loan tranche. As of March 23, 2012, the Joint Lead Arrangers and other additional lenders had committed in excess of that amount to the new credit facility. This credit facility will replace our existing credit facility. It will have an initial term of 4 years, with one twelve-month extension. We anticipate closing the facility in the near future.

Healthcare Trust of America, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility Borrowing
In January and February, 2012, we drew $27,000,000 and $55,000,000, respectively, on our unsecured revolving credit facility in order to fund the acquisition of operating properties.
Distributions
On January 3, 2012, for the month ended December 31, 2011, we paid distributions of $14,100,000 ($7,562,000 in cash and $6,538,000 in shares of our common stock) pursuant to the DRIP.
On February 1, 2012, for the month ended January 31, 2012, we paid distributions of $14,099,000 ($7,580,000 in cash and $6,519,000 in shares of our common stock) pursuant to the DRIP.
On March 1, 2012, for the month ended February 29, 2012, we paid distributions of $13,229,000 ($7,138,000 in cash and $6,091,000 in shares of our common stock) pursuant to the DRIP.
In December, 2011, our board of directors authorized distributions for the months of January, February, and March 2012. These distributions will be calculated based on stockholders of record each day during each such month at a rate of $0.00198630 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.25% annualized rate based on a share price of $10.00. These distributions will be paid in February, March, and April 2012, respectively, in cash or reinvested in stock for those participating in the DRIP.

Healthcare Trust of America, Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2011

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$398,000	$965,000	$—	$141,000	$1,222,000
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,222,000	$1,022,000	$—	$318,000	$1,926,000
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,926,000	$1,447,000	$—	$1,875,000	$1,498,000

Healthcare Trust of America, Inc.

SCHEDULE III — REAL ESTATE INVESTMENTS AND

ACCUMULATED DEPRECIATION

December 31, 2011
The following schedule presents our total real estate investments and accumulated depreciation for both our operating properties and those properties classified as held for sale as of December 31, 2011:

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total(b)	Accumulated Depreciation(d)(e)	Date of construction	Date acquired
Southpointe Office Parke and Epler Parke I (Medical Office)	Indianapolis, IN	$9,017,000	$2,889,000	$10,015,000	$190,000	$2,889,000	$10,205,000	$13,094,000	(1,724,000)	1991 &1996/2002	1/22/2007
Crawfordsville Medical Office Park and Athens Surgery Center (Medical Office)	Crawfordsville, IN	4,209,000	699,000	5,474,000	102,000	699,000	5,576,000	6,275,000	(948,000)	1998/2000	1/22/2007
The Gallery Professional Building (Medical Office)	St. Paul, MN	5,948,000	1,157,000	5,009,000	2,909,000	1,157,000	7,918,000	9,075,000	(1,568,000)	1979	3/9/2007
Lenox Office Park, Building G (Office)	Memphis, TN	11,881,000	1,670,000	13,626,000	(959,000)	1,670,000	12,667,000	14,337,000	(1,898,000)	2000	3/23/2007
Commons V Medical Office Building (Medical Office)	Naples, FL	9,528,000	4,173,000	9,070,000	84,000	4,173,000	9,154,000	13,327,000	(1,276,000)	1991	4/24/2007
Yorktown Medical Center and Shakerag Medical Center (Medical Office)	Peachtree City and Fayetteville, GA	13,257,000	3,545,000	15,792,000	1,882,000	3,545,000	17,674,000	21,219,000	(2,995,000)	1987/1994	5/2/2007
Thunderbird Medical Plaza (Medical Office)	Glendale, AZ	13,553,000	3,842,000	19,680,000	1,782,000	3,842,000	21,462,000	25,304,000	(3,569,000)	1975, 1983, 1987	5/15/2007
Triumph Hospital Northwest and Triumph Hospital Southwest (Healthcare Related Facility)	Houston and Sugarland, TX	—	3,047,000	28,550,000	257,000	3,047,000	28,807,000	31,854,000	(5,294,000)	1986/1989	6/8/2007
Gwinnett Professional Center (Medical Office)	Lawrenceville, GA	5,311,000	1,290,000	7,246,000	990,000	1,290,000	8,236,000	9,526,000	(1,312,000)	1985	7/27/2007
1 and 4 Market Exchange (Medical Office)	Columbus, OH	10,093,000	2,326,000	17,208,000	1,138,000	2,326,000	18,346,000	20,672,000	(2,139,000)	2001/2003	8/15/2007
Kokomo Medical Office Park (Medical Office)	Kokomo, IN	8,147,000	1,779,000	9,613,000	314,000	1,779,000	9,927,000	11,706,000	(1,773,000)	1992, 1994, 1995, 2003	8/30/2007
St. Mary Physicians Center (Medical Office)	Long Beach, CA	—	1,815,000	10,242,000	162,000	1,815,000	10,404,000	12,219,000	(1,211,000)	1992	9/5/2007
2750 Monroe Boulevard (Office)	Valley Forge, PA	—	2,323,000	22,631,000	4,864,000	2,323,000	27,495,000	29,818,000	(3,072,000)	1985	9/10/2007
East Florida Senior Care Portfolio (Healthcare Related Facility)	Jacksonville, Winter Park and Sunrise,FL	—	10,078,000	34,870,000	—	10,078,000	34,870,000	44,948,000	(6,417,000)	1985, 1988, 1989	9/28/2007
Northmeadow Medical Center (Medical Office)	Roswell, GA	7,375,000	1,245,000	9,109,000	174,000	1,245,000	9,283,000	10,528,000	(1,553,000)	1999	11/15/2007
Tucson Medical Office Portfolio (Medical Office)	Tucson, AZ	—	1,309,000	17,574,000	374,000	1,309,000	17,948,000	19,257,000	(2,666,000)	1979, 1980, 1994 1970, 1985, 1990,	11/20/2007
Lima Medical Office Portfolio (Medical Office)	Lima, OH	—	701,000	19,052,000	87,000	701,000	19,139,000	19,840,000	(3,055,000)	1996, 2004, 1920	12/7/2007
Highlands Ranch Park Plaza (Medical Office)	Highlands Ranch, CO	8,114,000	2,240,000	10,426,000	1,103,000	2,240,000	11,529,000	13,769,000	(1,859,000)	1983, 1985	12/19/2007
Park Place Office Park (Medical Office)	Dayton, OH	—	1,987,000	11,341,000	1,087,000	1,987,000	12,428,000	14,415,000	(2,160,000)	1987, 1988, 2002	12/20/2007
Chesterfield Rehabilitation Center (Medical Office)	Chesterfield, MO	21,120,000	4,212,000	27,901,000	770,000	4,313,000	28,570,000	32,883,000	(3,290,000)	2007	12/20/2007
Medical Portfolio 1 (Medical Office)	Overland, KS and Largo, Brandon, and Lakeland, FL	21,439,000	4,206,000	28,373,000	1,446,000	4,206,000	29,819,000	34,025,000	(4,501,000)	1978, 1986, 1997, 1995	2/1/2008

Healthcare Trust of America, Inc.
SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total(b)	Accumulated Depreciation(d)(e)	Date of construction	Date acquired
Fort Road Medical Building (Medical Office)	St. Paul, MN	$—	$1,571,000	$5,786,000	235,000	$1,571,000	$6,021,000	$7,592,000	(798,000)	1981	3/6/2008
Liberty Falls Medical Plaza (Medical Office)	Liberty Township, OH	—	842,000	5,640,000	613,000	842,000	6,253,000	7,095,000	(982,000)	2008	3/19/2008
Epler Parke Building B (Medical Office)	Indianapolis, IN	3,100,000	857,000	4,461,000	(135,000)	857,000	4,326,000	5,183,000	(867,000)	2004	3/24/2008
Cypress Station Medical Office Building (Medical Office)	Houston, TX	—	1,345,000	8,312,000	636,000	1,345,000	8,948,000	10,293,000	(1,230,000)	1981/2004-2006	3/25/2008
Vista Professional Center (Medical Office)	Lakeland, FL	—	1,082,000	3,588,000	3,000	1,082,000	3,591,000	4,673,000	(659,000)	1996/1998	3/27/2008
Senior Care Portfolio 1 (Healthcare Related Facility)	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	—	4,871,000	30,002,000	—	4,871,000	30,002,000	34,873,000	(3,547,000)	1993, 1994, 1994, 1994/1996 1964/1969 1959/1963	Various
Amarillo Hospital (Healthcare Related Facility)	Amarillo, TX	—	1,110,000	17,688,000	5,000	1,110,000	17,693,000	18,803,000	(1,825,000)	2007	5/15/2008
5995 Plaza Drive (Office)	Cypress, CA	14,645,000	5,109,000	17,961,000	315,000	5,109,000	18,276,000	23,385,000	(2,449,000)	1986	5/29/2008
Nutfield Professional Center (Medical Office)	Derry, NH	9,169,000	1,075,000	10,320,000	104,000	1,075,000	10,424,000	11,499,000	(1,082,000)	1963/1990 & 1996	6/3/2008
SouthCrest Medical Plaza (Medical Office)	Stockbridge, GA	10,917,000	4,259,000	14,636,000	119,000	4,259,000	14,755,000	19,014,000	(2,258,000)	2005-2006	6/24/2008
Medical Portfolio 3 (Medical Office)	Indianapolis, IN	—	9,355,000	70,259,000	7,249,000	9,355,000	77,508,000	86,863,000	(12,508,000)	1995, 1993, 1994, 1996, 1993, 1995, 1989, 1988, 1989, 1992, 1989	6/26/2008
Academy Medical Center (Medical Office)	Tucson, AZ	3,166,000	1,193,000	6,106,000	822,000	1,193,000	6,928,000	8,121,000	(1,055,000)	1975-1985	6/26/2008
Decatur Medical Plaza (Medical Office)	Decatur, GA	—	3,166,000	6,862,000	343,000	3,166,000	7,205,000	10,371,000	(888,000)	1976	6/27/2008
Medical Portfolio 2 (Medical Office)	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	24,829,000	5,360,000	33,506,000	190,000	5,360,000	33,696,000	39,056,000	(4,679,000)	2001, 2001, 2006, 1957/1989/2003 & 2003	Various
Renaissance Medical Centre (Medical Office)	Bountiful, UT	19,354,000	3,701,000	24,442,000	65,000	3,701,000	24,507,000	28,208,000	(2,318,000)	2004	6/30/2008
Oklahoma City Medical Portfolio (Medical Office)	Oklahoma City, OK	—		25,976,000	1,474,000		27,450,000	27,450,000	(2,915,000)	1991, 1996/2007	9/16/2008
Medical Portfolio 4 (Medical Office)	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	7,795,000	2,632,000	38,652,000	1,377,000	2,632,000	40,029,000	42,661,000	(4,726,000)	1972/1980 & 2006, 1977, 1984, 2006, 2007, 2007	Various
Mountain Empire Portfolio (Medical Office)	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	17,935,000	804,000	20,149,000	730,000	804,000	20,879,000	21,683,000	(3,256,000)	1986/1991/1993/1982/1990,1997/1976 & 2007, 1986, 1993 & 1995, 1981 & 1987/1999	9/12/2008
Mountain Plains — TX (Medical Office)	San Antonio and Webster, TX	—	1,248,000	34,857,000	36,000	1,248,000	34,893,000	36,141,000	(3,566,000)	1998, 2005, 2006, 2006	12/18/2008
Marietta Health Park (Medical Office)	Marietta, GA	7,200,000	1,276,000	12,197,000	215,000	1,276,000	12,412,000	13,688,000	(1,516,000)	2000	12/22/2008
Wisconsin Medical Portfolio 1	Milwaukee, WI	—	1,980,000	26,032,000	—	1,980,000	26,032,000	28,012,000	(3,351,000)	1964/1969, 1983-1997 & 2007	2/27/2009
Wisconsin Medical Portfolio 2	Franklin, WI	9,832,000	1,574,000	31,655,000	—	1,574,000	31,655,000	33,229,000	(3,275,000)	2001-2004	5/28/2009
Greenville Hospital Portfolio	Greenville, SC	70,323,000	3,952,000	135,776,000	92,000	3,948,000	137,222,000	139,820,000	(9,169,000)	1974, 1982-1999, & 2004-2009	9/18/2009

Healthcare Trust of America, Inc.
SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total(b)	Accumulated Depreciation(d)(e)	Date of construction	Date acquired
Mary Black Medical Office Building	Spartanburg, SC	—		12,523,000	(3,000)		12,520,000	12,520,000	(968,000)	2006	12/11/2009
Hampden Place Medical Office Building	Englewood, CO	—	3,032,000	12,553,000	(110,000)	3,032,000	12,443,000	15,475,000	(925,000)	2004	12/21/2009
Dallas LTAC Hospital	Dallas, TX	—	2,301,000	20,627,000	—	2,301,000	20,627,000	22,928,000	(1,203,000)	2007	12/23/2009
Smyth Professional Building	Baltimore, MD	—		7,760,000	(118,000)		7,642,000	7,642,000	(621,000)	1984	12/30/2009
Atlee Medical Portfolio	Coriscana, TX and Ft. Wayne, IN and San Angelo, TX	—		17,267,000	—		17,267,000	17,267,000	(1,177,000)	2007-2008	12/30/2009
Denton Medical Rehabilitation Hospital	Denton, TX	—	2,000,000	11,704,000	—	2,000,000	11,704,000	13,704,000	(805,000)	2008	12/30/2009
Banner Sun City Medical Portfolio	Sun City, AZ and Sun City West, AZ	43,302,000	744,000	70,035,000	2,090,000	744,000	72,125,000	72,870,000	(7,329,000)	1971-1997 & 2001-2004	12/31/2009
Camp Creek	Atlanta, GA		2,022,000	12,965,000	(42,000)	2,022,000	12,923,000	14,945,000	(1,168,000)	2006	3/2/2010
King Street	Jacksonville, GA	6,185,000	—	7,232,000	(283,000)	—	6,949,000	6,949,000	(404,000)	2007	3/9/2010
Deaconess Evansville Clinic Portfolio	Evansville, IN	20,842,000	2,109,000	36,180,000	15,000	2,109,000	36,195,000	38,304,000	(2,266,000)	1952-2006/1994	3/23/2010
Sugar Land II Medical Office Building	Sugar Land, TX		—	9,648,000	80,000	—	9,728,000	9,728,000	(720,000)	1999	3/23/2010
East Cooper Medical Center	Mount Pleasant, SC		2,073,000	5,939,000	2,000	2,073,000	5,941,000	8,014,000	(476,000)	1992	3/31/2010
Pearland Medical Portfolio	Pearland, TX	2,318,000	1,602,000	7,017,000	47,000	1,602,000	7,064,000	8,666,000	(578,000)	2003-2007	3/31/2010
Hilton Head Medical Portfolio	Hilton Head Island, SC		1,333,000	7,463,000	—	1,333,000	7,463,000	8,796,000	(440,000)	1996-2010	3/31/2010
NIH @ Triad Technology Center	Baltimore, MD	11,800,000	—	26,548,000	—	—	26,548,000	26,548,000	(1,276,000)	1989	3/31/2010
Federal North Medical Office Building	Pittsburgh, PA		2,489,000	30,268,000	8,000	2,489,000	30,276,000	32,765,000	(1,481,000)	1999	4/29/2010
Balfour Concord Portfolio	Denton,TX and Lewisville,TX	4,454,000	452,000	11,384,000	—	452,000	11,384,000	11,836,000	(594,000)	2000	6/25/2010
Cannon Park Place	Charleston, SC		425,000	8,651,000	—	425,000	8,651,000	9,076,000	(378,000)	1998	6/28/2010
7900 Fannin	Houston, TX	22,383,000	—	34,764,000	54,000	—	34,818,000	34,818,000	(1,519,000)	2005	6/30/2010
Overlook at Eagle’s Landing	Stockbridge, GA	5,324,000	638,000	6,685,000	34,000	638,000	6,719,000	7,357,000	(363,000)	2004	7/15/2010
Sierra Vista Medical Office Building	San Luis Obispo, CA		—	11,900,000	1,160,000	—	13,060,000	13,060,000	(575,000)	2009	8/4/2010
Orlando Medical Portfolio	Orlando, FL		—	14,226,000	329,000	—	14,555,000	14,555,000	(722,000)	1998-2000	9/29/2010
Santa Fe Medical Portfolio	Sante Fe, NM	3,490,000	1,539,000	11,716,000	—	1,539,000	11,716,000	13,255,000	(497,000)	1978/2010-1985/2004	9/30/2010
Rendina Medical Portfolio	Las Vegas, NV and Poughkeepsie, NY and St. Louis, MO and Tucson, AZ and Wellington, FL	18,598,000	—	68,488,000	524,000	—	69,012,000	69,012,000	(2,493,000)	2006-2008	9/30/2010
Allegheny HQ Building	Pittsburgh, PA		1,514,000	32,368,000	(19,000)	1,514,000	32,349,000	33,863,000	(1,170,000)	2002	10/29/2010
Raleigh Medical Center	Raleigh, NC		1,281,000	12,530,000	259,000	1,281,000	12,789,000	14,070,000	(552,000)	1989	11/12/2010
Columbia Medical Portfolio	Albany, NY, and Latham, NY, and Temple Terrace, FL, Carmel NY, and N. Adams, MA	98,055,000	9,567,000	160,696,000	566,000	9,567,000	161,262,000	170,829,000	(5,488,000)	1964-2007	11/19/2010
Florida Orthopedic ASC	Temple Terrace, FL		752,000	4,211,000	—	752,000	4,211,000	4,963,000	(167,000)	2001	12/8/2010
Select Medical LTACH	Augusta, GA and Dallas, TX and Orlando, FL, and Tallahassee, FL		12,719,000	76,186,000	—	12,719,000	76,186,000	88,905,000	(2,382,000)	2006-2007	12/17/2010
Phoenix MOB Portfolio	Phoenix, AZ	26,857,000	1,058,000	31,865,000	868,000	1,058,000	32,733,000	33,790,000	(1,280,000)	1989-2004	12/22/2010
Medical Park of Cary	Cary, NC		2,931,000	19,855,000	140,000	2,931,000	19,995,000	22,926,000	(824,000)	1996	12/30/2010
Holston Medical Portfolio	Bristol, TN		492,000	16,374,000		492,000	16,374,000	16,866,000	(509,000)	1983	3/24/2011
Desert Ridge Portfolio	Phoenix, AZ		—	27,738,000	60,000		27,798,000	27,798,000	(235,000)	2004-2006	10/4/2011
		$636,558,000	$167,968,000	$1,763,031,000	$38,905,000	$168,065,000	$1,803,189,000	$1,969,904,000	$(164,784,000)

Healthcare Trust of America, Inc.
SCHEDULE III — REAL ESTATE INVESTMENTS AND
ACCUMULATED DEPRECIATION — (Continued)
(a) The cost capitalized subsequent to acquisition is net of dispositions.
(b) The changes in total real estate for the years ended December 31, 2011, 2010 and 2009 are as follows:

Amount
Balance as of December 31, 2008	$835,570,000
Acquisitions	363,679,000
Additions	7,556,000
Dispositions	(327,000)
Balance as of December 31, 2009	1,206,478,000
Acquisitions	683,055,000
Additions	13,358,000
Dispositions	(305,000)
Balance as of December 31, 2010	1,902,586,000
Acquisitions	55,017,000
Additions	19,157,000
Dispositions	(5,506,000)
Balance as of December 31, 2011	$1,971,254,000

(c)	The aggregate cost of our real estate for federal income tax purposes was $2,325,377,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

Amount
Balance as of December 31, 2008	$24,650,000
Additions	32,189,000
Dispositions	(150,000)
Balance as of December 31, 2009	56,689,000
Additions	48,737,000
Dispositions	(303,000)
Balance as of December 31, 2010	105,123,000
Additions	65,158,000
Dispositions	(5,497,000)
Balance as of December 31, 2011	$164,784,000

(e)
The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of 39 years and the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment is depreciated over five years.

Healthcare Trust of America, Inc.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE ASSETS
December 31, 2011

Mortgage Loans	Description	Security	Interest Rate		Maturity Date	Periodic Payment Terms(4)	Face Amount of Mortgages	Carrying Amount of Mortgages
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	10.95%	(1)	5/1/2012	I	$7,500,000	$7,500,000
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	10.95%	(1)	5/1/2012	I	7,500,000	7,500,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	10.85%	(2)	5/1/2012	I	3,750,000	3,750,000
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	10.85%	(2)	5/1/2012	I	1,250,000	1,250,000
Rush Presbyterian Medical Office Building Oak Park, Illinois	Medical Office Building	Property	7.76%	(3)	12/1/2014	I	41,150,000	37,459,000
Total							$61,150,000	$57,459,000
_______________________________________

(1)	The effective interest rate associated with these notes as of December 31, 2011 is 8.77%.

(2)	The effective interest rate associated with these notes as of December 31, 2011 is 8.63%.

(3)	Represents an average interest rate for the life of the note with an effective interest rate of 8.60%.

(4)	I = Interest only
The following shows changes in the carrying amounts of mortgage loans receivable during the period:

Balance at December 31, 2010	$57,091,000
Additions:
New mortgage loans	—
Amortization of discount	368,000
Deductions:
Collections of principal	—
Balance at December 31, 2011	$57,459,000
_______________________________________

(1)
See Note 4, Real Estate Notes Receivable, Net, to our accompanying consolidated financial statements for further discussion of the reversal of the previously-recognized amortization on this mortgage loan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Trust of America, Inc.
(Registrant)
By	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman of the Board (principal executive officer)
Scott D. Peters
Date	March 26, 2012
By	/s/ Kellie S. Pruitt	Chief Financial Officer (principal financial officer and principal accounting officer)
Kellie S. Pruitt
Date	March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman of the Board (principal executive officer)
Scott D. Peters
Date	March 26, 2012
By	/s/ Kellie S. Pruitt	Chief Financial Officer (principal financial officer and principal accounting officer)
Kellie S. Pruitt
Date	March 26, 2012
By	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date	March 26, 2012
By	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date	March 26, 2012
By	/s/ Warren D. Fix	Director
Warren D. Fix
Date	March 26, 2012
By	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date	March 26, 2012
By	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date	March 26, 2012

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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.33
Amendment No. 1 to Credit Agreement by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., Compass Bank, The Bank of Nova Scotia, Union Bank, N.A., and Sumitomo Mitsui Banking Corporation and the Lenders Party Hereto, dated May 13, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K, filed May 16, 2011 and incorporated herein by reference)

21.1*	Subsidiaries of Healthcare Trust of America, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxomony Extension Schema Document
101.CAL**	XBRL Taxomony Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.