Form 10-Q
period 2012-03-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2012-05-15
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
 _________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-53206
_________________________
Healthcare Trust of America, Inc.
(Exact name of registrant as specified in its charter)
 _________________________

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)
(480) 998-3478
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 10, 2012, there were 230,597,292 shares of common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Real estate investments, net	$1,973,458,000	$1,806,471,000
Real estate notes receivable, net	57,431,000	57,459,000
Cash and cash equivalents	35,120,000	69,491,000
Accounts and other receivables, net	12,388,000	12,658,000
Restricted cash and escrow deposits	17,927,000	16,718,000
Identified intangible assets, net	296,731,000	272,390,000
Other assets, net	64,541,000	56,442,000
Total assets	$2,457,596,000	$2,291,629,000
LIABILITIES AND EQUITY
Liabilities:
Mortgage and secured real estate term loans payable, net	$636,466,000	$639,149,000
Term loan	200,000,000	—
Accounts payable and accrued liabilities	43,244,000	47,801,000
Derivative financial instruments—interest rate swaps	2,270,000	1,792,000
Security deposits, prepaid rent and other liabilities	23,270,000	19,930,000
Identified intangible liabilities, net	12,899,000	11,832,000
Total liabilities	918,149,000	720,504,000
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest of limited partners (Note 13)	3,690,000	3,785,000
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 229,514,049 and 228,491,312 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2,295,000	2,284,000
Additional paid-in capital	2,042,528,000	2,032,305,000
Accumulated deficit	(509,066,000)	(467,249,000)
Total stockholders’ equity	1,535,757,000	1,567,340,000
Total liabilities and equity	$2,457,596,000	$2,291,629,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$69,935,000	$69,243,000
Interest income from mortgage notes receivable and other income	1,308,000	1,649,000
Total revenues	71,243,000	70,892,000
Expenses:
Rental expenses	22,716,000	23,858,000
General and administrative expenses	8,150,000	7,308,000
Acquisition-related expenses (Note 3)	2,321,000	1,062,000
Depreciation and amortization	27,357,000	26,750,000
Total expenses	60,544,000	58,978,000
Income before other income (expense)	10,699,000	11,914,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest expense related to mortgage loan payables and credit facility	(10,233,000)	(9,986,000)
Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	(800,000)	144,000
Interest and dividend income	27,000	118,000
Net (loss) income	$(307,000)	$2,190,000
Less: net income attributable to noncontrolling interest of limited partners	(8,000)	(40,000)
Net (loss) income attributable to controlling interest	$(315,000)	$2,150,000
Net (loss) income per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted	$0.00	$0.01
Weighted average number of shares outstanding
Basic	228,881,454	214,797,450
Diluted	228,881,454	214,996,502
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Common Stock				Total
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
BALANCE — December 31, 2010	202,643,705	$2,026,000	$1,795,413,000	$(310,193,000)	$1,487,246,000
Issuance of common stock	21,713,365	214,000	209,996,000	—	210,210,000
Offering costs	—	—	(15,002,000)	—	(15,002,000)
Issuance of restricted common stock	286,000	—	—	—	—
Amortization of nonvested share based compensation	—	—	897,000	—	897,000
Issuance of common stock under the DRIP	1,857,957	19,000	17,632,000	—	17,651,000
Repurchase of common stock	(821,848)	(8,000)	(7,908,000)	—	(7,916,000)
Distributions	—	—	—	(38,531,000)	(38,531,000)
Net income attributable to controlling interest	—	—	—	2,150,000	2,150,000
BALANCE — March 31, 2011	225,679,179	$2,251,000	$2,001,028,000	$(346,574,000)	$1,656,705,000

BALANCE — December 31, 2011	228,491,312	$2,284,000	$2,032,305,000	$(467,249,000)	$1,567,340,000
Issuance of restricted common stock	18,000	1,000	(1,000)	—	—
Amortization of nonvested share based compensation	—	—	1,002,000	—	1,002,000
Issuance of common stock under the DRIP	2,015,580	20,000	19,128,000	—	19,148,000
Repurchase of common stock	(1,010,843)	(10,000)	(9,906,000)	—	(9,916,000)
Distributions	—	—	—	(41,502,000)	(41,502,000)
Net loss attributable to controlling interest	—	—	—	(315,000)	(315,000)
BALANCE — March 31, 2012	229,514,049	$2,295,000	$2,042,528,000	$(509,066,000)	$1,535,757,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(307,000)	$2,190,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount, and lease inducements)	26,716,000	23,998,000
Amortization of nonvested share based compensation	1,002,000	897,000
Bad debt expense	225,000	337,000
Change in fair value of derivative financial instruments	508,000	(504,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	84,000	866,000
Other assets	(3,265,000)	(2,872,000)
Accounts payable and accrued liabilities	(1,956,000)	(21,000)
Security deposits, prepaid rent and other liabilities	3,098,000	219,000
Net cash provided by operating activities	26,105,000	25,110,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(213,900,000)	(29,733,000)
Capital expenditures	(6,695,000)	(2,548,000)
Restricted cash and escrow deposits	(1,209,000)	1,309,000
Real estate deposits paid	(2,810,000)	(500,000)
Real estate deposits used	3,800,000	3,000,000
Net cash used in investing activities	(220,814,000)	(28,472,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured term loan	—	125,500,000
Borrowings on unsecured revolving credit facility	182,000,000	—
Payments on unsecured revolving credit facility	(182,000,000)	(7,000,000)
Borrowings on unsecured term loan	200,000,000	—
Payments on mortgage loans payable	(2,563,000)	(103,496,000)
Deferred financing costs	(4,777,000)	(1,555,000)
Security deposits	198,000	132,000
Proceeds from issuance of common stock	—	210,210,000
Repurchase of common stock	(9,916,000)	(7,916,000)
Payment of offering costs	—	(15,002,000)
Distributions	(22,246,000)	(19,320,000)
Payment on earnout liability	(328,000)	—
Distributions to noncontrolling interest limited partners	(30,000)	(56,000)
Net cash provided by financing activities	160,338,000	181,497,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,371,000)	178,135,000
CASH AND CASH EQUIVALENTS — Beginning of period	69,491,000	29,270,000
CASH AND CASH EQUIVALENTS — End of period	$35,120,000	$207,405,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,916,000	$10,984,000
Income taxes	$1,045,000	$229,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,578,000	$2,789,000
The following represents the significant increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Assumed mortgage loans payable, net	$—	$(6,657,000)
Financing Activities:
Issuance of common stock under the DRIP	$19,148,000	$17,651,000
Distributions declared but not paid including stock issued under the DRIP	$13,229,000	$13,839,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three Months Ended March 31, 2012 and 2011
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

1. Organization and Description of Business
Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that to be our date of inception.

We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT, primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on gross leasable area, or GLA, and have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, actively manage our balance sheet to maintain flexibility with conservative leverage, and seek internal growth through proactive asset management, leasing and property management oversight. We have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2,548,860,000 through March 31, 2012. As of March 31, 2012, our portfolio consisted of 245 medical office buildings and 19 other facilities that serve the healthcare industry, as well as two portfolios of mortgage loans receivable secured by medical office buildings.
On September 20, 2006, we commenced a best efforts initial public offering, or our initial offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $2,200,000,000. On March 19, 2010, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 200,000,000 shares of our common stock for $10.00 per share in a primary offering and up to 21,052,632 shares of our common stock pursuant to the DRIP at $9.50 per share, aggregating up to $2,200,000,000. We stopped offering shares in the follow-on offering on February 28, 2011. In aggregate, we received and accepted subscriptions in our initial and follow-on offerings for 220,673,545 shares of our common stock, or $2,195,655,000, excluding shares of our common stock issued under the DRIP. We continue to offer shares pursuant to the DRIP; however we may terminate the DRIP at any time.
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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Basis of Presentation
Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of March 31, 2012 and December 31, 2011, we owned an approximately 99.93%, respectively, general partner interest in our operating partnership. As of March 31, 2012 and December 31, 2011, approximately 0.07%, respectively, of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010 (see Note 13).
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our interim condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2011 Annual Report on Form 10-K.
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
Segment Disclosure
ASC 280, Segment Reporting, or ASC 280, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. We have determined that we have one reportable segment, with activities related to investing in medical office buildings and other facilities that serve the healthcare industry. Our investments in real estate and other real estate related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Recently Issued Accounting Pronouncements
Below are the recently issued accounting pronouncements and our evaluation of the impact of such pronouncements.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Included in ASC 820, Fair Value Measurement), or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We adopted ASU 2011-04 in fiscal 2012; the adoption of ASU 2011-04 had a material impact on the disclosures in our interim condensed consolidated financial statements.

3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Land	$170,656,000	$168,065,000
Building and improvements	1,984,516,000	1,803,174,000
Furniture and equipment	5,000	15,000
	2,155,177,000	1,971,254,000
Less: accumulated depreciation	(181,719,000)	(164,783,000)
Total	$1,973,458,000	$1,806,471,000
Depreciation expense related to our portfolio of properties for the three months ended March 31, 2012 and 2011 was $16,891,000 and $15,973,000, respectively. Additionally, for the three months ended March 31, 2012 and 2011, we recorded $238,000 and $52,000, respectively, in depreciation expense related to furniture and equipment used in our corporate and regional offices.
Property Acquisitions During the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, we completed three new acquisitions and expanded one of our exiting portfolios through the purchase of an existing medical office building for an aggregate purchase price of $214,187,000. There were no mortgage loans payable assumed or newly placed on the properties in connection with the acquisitions or secured by the property subsequent to acquisitions. See Note 4, Business Combinations, for a description of the properties and the allocation of the purchase price of the acquired properties to tangible assets and to identified intangible assets and liabilities based on their respective fair values. Total acquisition-related expenses of $2,321,000 include amounts for legal fees, closing costs, due diligence, future acquisitions, and other costs.
Acquisitions completed during the three months ended March 31, 2012 are set forth below:

Property	Property Location	Date Acquired	Ownership Percentage	Purchase Price
St. John Providence MOB	Novi, MI	1/13/2012	100%	$51,320,000
Camp Creek 3	Atlanta, GA	1/31/2012	100	8,867,000
Penn Avenue Place	Pittsburgh, PA	3/1/2012	100	54,000,000
Steward Portfolio	Boston, MA	3/29/2012	100	100,000,000
Total				$214,187,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

4. Business Combinations
For the three months ended March 31, 2012, we have completed three new acquisitions and expanded one of our existing portfolios through the purchase of an additional medical office building. The aggregate purchase price for these acquisitions was $214,187,000 plus closing costs specific to these completed purchases of $1,837,000. See Note 3, Real Estate Investments, Net for a listing of the properties acquired and the dates of acquisition. Results of operations for the property acquisitions are reflected in our interim condensed consolidated statements of operations for the three months ended March 31, 2012 for the periods subsequent to the acquisition dates.
As of March 31, 2012, the aggregate purchase price was provisionally allocated in the amounts shown in the table below. Due to the timing of the acquisitions we have not finalized the appraisals and valuations related to our acquisitions during the three months ended March 31, 2012. Since the acquisitions that occurred were determined to be individually not significant but material collectively, the allocations for these acquisitions are presented in aggregate in accordance with the guidance prescribed by ASC 805.

2012 Acquisitions	Total
Land	$2,590,000
Building	167,654,000
Site improvements	1,868,000
Unamortized tenant improvement costs	8,080,000
Leasehold interest in land, net	3,284,000
Below market leases	(1,473,000)
Unamortized lease origination costs	7,516,000
In place leases	9,646,000
Tenant relationships	14,735,000
Net assets acquired	213,900,000
Liability assumed	287,000
Aggregate purchase price	$214,187,000

For the three months ended March 31, 2011, we completed the acquisition of one new property portfolio as well as purchased two additional medical office buildings within our existing property portfolios. The aggregate purchase price associated with these acquisitions was $36,314,000 plus closing costs specific to these completed purchases of $336,000. The aggregate purchase price was allocated in the amount of $945,000 to land, $24,539,000 to building and improvements, $1,794,000 to tenant improvements, $852,000 to lease commissions, $4,867,000 to leases in place, $2,887,000 to tenant relationships, $603,000 to above market leasehold interest in land, $(76,000) to above market debt, $20,000 to above market leases, and $(117,000) to below market leases.
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
As of March 31, 2012, we owned one property, purchased during the third quarter of 2010, which is subject to an earnout provision obligating us to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property. This earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, which expires August 4, 2012, certain space has not been leased and occupied, we will have no further obligation. The total liability associated with the earnout at March 31, 2012, which is recorded within “Security deposits, prepaid rent, and other liabilities” in our interim condensed consolidated balance sheet, was $2,153,000. During the three months ended March 31, 2012, we made one payment of $328,000 under the earnout agreement.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The property acquisitions completed during the three months ended March 31, 2012 were all cash transactions and no mortgage loans payable were assumed. See below for a brief description of each of the acquisitions.

•
On January 13, 2012, we completed the acquisition of St. John Providence MOB, an on-campus medical office building located in Novi, Michigan for $51,320,000. The St. John Providence MOB is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody's Investors Services rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia for $8,867,000. This is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania for a purchase price of $54,000,000. Penn Avenue Place is an eight story, Class A office building which was completely renovated in 1997. The building is anchored by Highmark, Inc. (Standard & Poor's Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts for a purchase price of $100,000,000. The Portfolio consists of 13 medical office buildings located on the campuses of Steward Care network. The Portfolio is 100% master leased on a triple net basis by Steward Health Care System LLC until 2024.

We recorded revenues and net income for the three months ended March 31, 2012 of approximately $2,566,000 and $570,000, respectively, related to the above acquisitions.
Supplementary Pro-Forma Information
Assuming the 2012 property acquisitions discussed above had occurred on January 1, 2011, for the three months ended March 31, 2012, pro forma revenues, net income attributable to controlling interest and net income per basic and diluted share would have been $75,420,000, $2,809,000 and $0.01, respectively. Supplemental pro-forma earnings for the three months ended March 31, 2012 were adjusted to exclude $1,837,000 of acquisition related costs incurred during the three months ended March 31, 2012.
Assuming the 2012 property acquisitions discussed above had occurred on January 1, 2011, for the three months ended March 31, 2011, pro forma revenues, net income attributable to controlling interest and net income per basic and diluted share would have been $77,635,000, $4,006,000 and $0.02, respectively. Supplemental pro-forma earnings for the three months ended March 31, 2011 were adjusted to exclude $1,837,000 of acquisition related costs incurred during the three months ended March 31, 2012.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

5. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Total real estate notes receivable(a)	$61,150,000	$61,150,000
Add: Notes receivable closing costs, net	296,000	324,000
Less: discount, net	(4,015,000)	(4,015,000)
Real estate notes receivable, net	$57,431,000	$57,459,000
 _________________

(a)
The balance consists of two portfolios of mortgage loan receivables secured by medical office buildings. The first portfolio had a balance of $20,000,000 at March 31, 2012 and December 31, 2011, respectively. The interest rates on the four notes in the portfolio range from 10.85% to 10.95% and the weighted average effective interest rate at March 31, 2012 was 14.57% per annum. The notes in the portfolio were to mature on May 1, 2012, but were extended to November 1, 2012 for an extension fee of $50,000. See further discussion at Note 17, Subsequent Events. The second portfolio had a balance of $41,150,000 at March 31, 2012 and December 31, 2011, respectively. The interest rate on the one note in the portfolio was 7.76% and the effective interest rate at March 31, 2012 was 8.5% per annum. The note matures on December 1, 2014.

We monitor the credit quality of our real estate notes receivable portfolios on an ongoing basis by tracking possible credit quality indicators. As of March 31, 2012, all of our real estate notes receivable are current and we have not provided for any allowance for losses on notes receivable, and as of March 31, 2012, we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the three months ended March 31, 2012.

6. Identified Intangible Assets, Net
Identified intangible assets, net for our properties consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
In place leases, net of accumulated amortization of $52,170,000 and $47,243,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 121 months and 121 months as of March 31, 2012 and December 31, 2011, respectively)	$121,342,000	$109,335,000
Above market leases, net of accumulated amortization of $8,790,000 and $8,040,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 85 months and 86 months as of March 31, 2012 and December 31, 2011, respectively)	13,748,000	14,545,000
Tenant relationships, net of accumulated amortization of $45,789,000 and $41,309,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 144 months and 149 months as of March 31, 2012 and December 31, 2011, respectively)	132,585,000	122,533,000
Below market leasehold interests, net of accumulated amortization of $1,551,000 and $1,346,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 838 months and 793 months as of March 31, 2012 and December 31, 2011, respectively)	29,056,000	25,977,000
Total	$296,731,000	$272,390,000
Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2012 and 2011 was $10,839,000 and $11,617,000, respectively, which included $797,000 and $908,000, respectively, of amortization recorded against rental income for above market leases and $205,000 and $204,000, respectively, of amortization recorded against rental expenses for below market leasehold interests. The below market leasehold interests primarily relate to ground leases that have up to 99 year terms.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

7. Other Assets, Net
Other assets, net for our properties consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred financing costs, net of accumulated amortization of $5,522,000 and $4,710,000 as of March 31, 2012 and December 31, 2011, respectively	$12,024,000	$8,473,000
Lease commissions, net of accumulated amortization of $2,329,000 and $2,006,000 as of March 31, 2012 and December 31, 2011, respectively	8,329,000	7,755,000
Lease inducements, net of accumulated amortization of $718,000 and $654,000 as of March 31, 2012 and December 31, 2011, respectively	1,109,000	1,166,000
Deferred rent receivable (net of allowance)	32,434,000	29,627,000
Prepaid expenses, deposits and other	10,645,000	9,421,000
Total	$64,541,000	$56,442,000
Amortization expense recorded on deferred financing costs, lease commissions, lease inducements and note receivable closing costs for the three months ended March 31, 2012 and 2011 was $1,730,000 and $1,285,000, respectively, of which $1,227,000 and $1,012,000, respectively, of amortization was recorded as interest expense for deferred financing costs and $112,000 and $53,000, respectively, of amortization was recorded against rental income for lease inducements. In March 2012, we capitalized $4,777,000 of deferred financing costs associated with the new unsecured revolving credit and term loan facility.

8. Mortgage and Secured Real Estate Term Loans Payable, Net
Mortgage loans payable, net, and secured real estate term loan payable were $633,994,000 ($636,466,000, including premium) and $636,558,000 ($639,149,000, including premium) as of March 31, 2012 and December 31, 2011, respectively.
As of March 31, 2012, we had fixed and variable rate mortgage loans and a secured real estate term loan with effective interest rates ranging from 1.74% to 12.75% per annum and a weighted average effective interest rate of 5.04% per annum. As of March 31, 2012, we had $459,251,000 ($461,723,000, including premium) of fixed rate debt, or 72.4% of that total, at a weighted average interest rate of 6.02% per annum and $174,743,000 of variable rate debt, or 27.6% of that total, at a weighted average interest rate of 2.45% per annum. As of March 31, 2012, we had fixed rate interest rate swaps and a cap agreement on $100,781,000 of this variable rate debt, thereby effectively fixing our interest rate on those debt instruments. Including the impact of our interest rate swaps and cap, the weighted average interest rate associated with our variable rate debt is 3.15% per annum.
As of December 31, 2011, we had fixed and variable rate mortgage loans with effective interest rates ranging from 1.77% to 12.75% per annum and a weighted average effective interest rate of 5.05% per annum. As of December 31, 2011, we had $461,248,000 ($463,839,000, including premium) of fixed rate debt, or 72.5% of that total, at a weighted average interest rate of 6.02% per annum and $175,310,000 of variable rate debt, or 27.5% of that total, at a weighted average interest rate of 2.51% per annum. As of December 31, 2011, we had fixed rate interest rate swaps and caps on $100,908,000 of this variable rate debt, thereby effectively fixing our interest rate on those debt instruments. Including the impact of our interest rate swaps and caps, the weighted average interest rate associated with our variable rate debt is 3.18% per annum.
We are required by the terms of the applicable loan documents related to our mortgage loans payable and secured term loan to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2012 and December 31, 2011, we believe that we were in compliance with all such financial covenants and requirements on our mortgage loans payable and secured term loan.
In April and May 2012, we paid off a total of $58,171,000 of fixed rate and $10,527,000 variable rate mortgage loans, respectively. See Note 17, Subsequent Events, for further discussion.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Mortgage loans payable, net, consisted of the following as of March 31, 2012 and December 31, 2011:

Type	March 31, 2012	December 31, 2011
Fixed Rate Debt:
Fixed Rate Mortgages	$459,251,000	$461,248,000
Variable Rate Debt:
Variable Rate Mortgages	49,243,000	49,810,000
Wells Fargo Secured Real Estate Term Loan(a)	125,500,000	125,500,000
Total Variable Rate Debt	174,743,000	175,310,000
Total Fixed and Variable Rate Debt	633,994,000	636,558,000
Add: Net Premium	2,472,000	2,591,000
Mortgage Loans Payable, Net	$636,466,000	$639,149,000
 _________________

(a)
We have a senior secured real estate term loan in the amount of $125,500,000 with Wells Fargo Bank, National Association, or Wells Fargo Bank. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of March 31, 2012, equated to 2.60%. Including the impact of the interest rate swap which fixes the rate at 3.42% on $75,000,000 of the balance, the weighted average rate associated with this term loan is 3.09%. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes financial covenants that we believe are customary for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are customary for loans of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted; which expires on March 1, 2013. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.

As of March 31, 2012, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2012	$76,998,000
2013	153,358,000
2014	58,981,000
2015	72,625,000
2016	104,696,000
Thereafter	167,336,000
Total	$633,994,000

The amounts reflected as maturing in 2012 include $17,817,000 of principal maturities that can be extended to 2013. In addition, the table includes $68,698,000 of mortgage loans settled in April and May 2012 as discussed above.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

9. Derivative Financial Instruments
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
As of March 31, 2012 and December 31, 2011, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded within the line item entitled “Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments” in our accompanying condensed consolidated statements of operations.
The following table lists the derivative financial instruments held by us as of March 31, 2012:

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$16,491,000		LIBOR	5.87%	$(861,000)	Swap	9/28/2013
75,000,000		LIBOR	3.42	(911,000)	Swap	12/31/2013
200,000,000		LIBOR	3.08	(498,000)	Swap	3/29/2017
9,290,000	(a)	LIBOR	2.00	59,000	Cap	12/31/2014

(a)	Relates to notes paid off in April and May 2012. For further discussion, see Note 17, Subsequent Events.

The following table lists the derivative financial instruments held by us as of December 31, 2011:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$16,578,000	LIBOR	5.87%	$(946,000)	Swap	9/28/2013
75,000,000	LIBOR	3.42	(846,000)	Swap	12/31/2013
9,330,000	LIBOR	2.00	89,000	Cap	12/31/2014
As of March 31, 2012 and December 31, 2011, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	n/a	n/a	n/a	n/a	Derivative Financial Instruments	$2,270,000	Derivative Financial Instruments	$1,792,000
Interest Rate Cap (a)	Other Assets	$59,000	Other Assets	$89,000
_________________

(a)	Relates to notes paid off in April and May 2012. For further discussion, see Note 17, Subsequent Events.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three months ended March 31, 2012 and 2011, the derivative financial instruments associated with our operating properties had the following effect on our condensed consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments Under:	Location of Gain (Loss) Recognized	Recognized For the Three Months Ended
		March 31, 2012	March 31, 2011
Interest Rate Swaps	Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	$(478,000)	$479,000
Interest Rate Cap	Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	$(30,000)	$25,000
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our interest rate swap derivative obligations resulting in an acceleration of payment. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate our credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2012 and December 31, 2011, there have been no termination events or events of default related to the interest rate swaps or cap agreement.

10. Revolving Credit Facility

New Unsecured Credit Agreement
On March 29, 2012, we entered into a new credit agreement, or the new credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan Securities, LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association, Fifth Third Bank, Capital One, N.A., Regions Bank, and Compass Bank as documentation agents, and the lenders named therein to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $575,000,000, or the unsecured revolving credit facility, and an unsecured term loan of $300,000,000, or the unsecured term loan. The new credit agreement matures in March 2016 and includes a one year extension option, subject to certain conditions. The new credit agreement replaces the previous $575,000,000 credit agreement that would have matured in May 2014, see below for further discussion of the previous credit agreement.
The actual amount of credit available under the new credit agreement is a function of certain loan-to-value and debt service coverage ratios contained in the credit agreement. Subject to the terms of the new credit agreement, the maximum principal amount of the new credit agreement may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders under the credit agreement.
Borrowings under the unsecured revolving credit facility portion of the new credit agreement accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership’s credit ratings. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the unsecured revolving credit facility. The margin associated with borrowings as of March 31, 2012 was 1.55% and the facility fee as of March 31, 2012 was 0.35%. As of March 31, 2012 we had no amounts outstanding on the unsecured revolving credit facility.
Borrowings under the unsecured term loan portion of the new credit agreement accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership's credit ratings. The margin associated with borrowings as of March 31, 2012 was 1.85%. As of March 31, 2012, we had $200,000,000 outstanding on our unsecured term loan. We may draw an additional $100,000,000 under this unsecured term loan through June 30, 2012.
On March 29, 2012, we entered into an interest rate swap with Wells Fargo as counterparty for a notional amount of $200,000,000, with a maturity date of March 29, 2017. The swap serves to fix our interest rate for our unsecured term loan at 3.075% per annum for the next five years.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The new credit agreement contains various affirmative and negative covenants that we believe are customary for facilities of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the new credit agreement, and to the extent the Company's common shares are not listed on a national trading exchange, beginning with the quarter ending March 31, 2012, our operating partnership may not make cash distribution payments to us and we may not make cash distributions to our stockholders in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the new credit agreement) for the period of four fiscal quarters ending on or before December 31, 2013 and, (ii) 95% of normalized adjusted FFO for the period of four fiscal quarters ending March 31, 2014 and thereafter. Shares of our common stock issued under the DRIP are not subject to the limitation on distribution payments. Additionally, the new credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of March 31, 2012, we were in compliance with all applicable covenants. In addition, the new credit agreement includes events of default that we believe are customary for all facilities of this type, including restricting us from making distributions to our stockholders in the event we are in default under the new credit agreement, except to the extent necessary for us to maintain our REIT status.
Previous Credit Agreement
As of December 31, 2011, we had no amounts outstanding on our former unsecured revolving credit facility and we were in compliance with all of the covenants therein. During the three months ended March 31, 2012, we had draws of $182,000,000 on the unsecured revolving credit facility in order to fund the acquisition of operating properties. During March 2012, these amounts were repaid and this credit facility was closed in conjunction with the execution of the new credit agreement.

11. Identified Intangible Liabilities, Net
Identified intangible liabilities, net for our properties consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Below market leases, net of accumulated amortization of $4,578,000 and $4,214,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 159 months and 171 months as of March 31, 2012 and December 31, 2011, respectively)	$9,261,000	$8,164,000
Above market leasehold interests, net of accumulated amortization of $189,000 and $159,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 415 months and 418 months as of March 31, 2012 and December 31, 2011, respectively)	3,638,000	3,668,000
Total	$12,899,000	$11,832,000
Amortization expense recorded on the identified intangible liabilities attributable to our properties for the three months ended March 31, 2012 and 2011 was $406,000 and $433,000, respectively, of which included $376,000 and $406,000, respectively, of amortization recorded to rental income for below market leases and $30,000 and $27,000, respectively, of amortization recorded within rental expense for above market leasehold interests.

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

Environmental Matters
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Tax Status
During the three months ended March 31, 2012, we entered into a closing agreement with the IRS, or the Closing Agreement, pursuant to which (i) the IRS agreed not to challenge our dividends as preferential for our taxable years 2007, 2008, 2009, and 2010, and (ii) we paid a compliance fee in an immaterial amount to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to us for our payment of this compliance fee will be considered gross income. As a result of the Closing Agreement, we continue to qualify as a REIT and to satisfy our distribution requirements.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

13. Redeemable Noncontrolling Interest of Limited Partners
As of March 31, 2012 and December 31, 2011, respectively, we owned a 99.93% general partner interest in our operating partnership. As of March 31, 2012 and December 31, 2011, respectively, 0.07% of our operating partnership was owned by individual investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin Medical Office Building for limited partner units of our operating partnership. We acquired the majority interest in the Fannin partnership on June 30, 2010. In aggregate, as of March 31, 2012, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.
Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity. As of March 31, 2012 and 2011, redeemable noncontrolling interest of limited partners was $3,690,000 and $3,889,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

Balance as of December 31, 2010	$3,867,000
Net income attributable to noncontrolling interest of limited partners	40,000
Distributions	(18,000)
Balance as of March 31, 2011	$3,889,000

Balance as of December 31, 2011	$3,785,000
Net income attributable to noncontrolling interest of limited partners	8,000
Distributions	(103,000)
Balance as of March 31, 2012	$3,690,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The $8,000 and $40,000 of net income attributable to noncontrolling interest shown on our interim condensed consolidated Statements of Operations reflects the net income attributable to the Fannin partnership during the three months ended March 31, 2012 and 2011, respectively.

14. Stockholders’ Equity
Common Stock
Through March 31, 2012, we granted an aggregate of 1,227,500 shares of restricted common stock to our independent directors, executive officers, and other employees pursuant to the terms and conditions of our Amended 2006 Incentive Plan. Through March 31, 2012, we issued 21,673,142 shares of our common stock under the DRIP, and we repurchased 12,181,529 shares of our common stock under our share repurchase plan. As of March 31, 2012 and December 31, 2011, we had 229,514,049 and 228,491,312 shares of our common stock outstanding, respectively.
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
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of March 31, 2012 and December 31, 2011, respectively, no shares of preferred stock were issued and outstanding.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our initial offering and we registered and reserved 21,052,632 shares of our common stock for sale pursuant to the DRIP in our follow-on offering. For the three months ended March 31, 2012 and 2011, $19,148,000 and $17,651,000, respectively, in distributions were reinvested and 2,015,580 and 1,857,957 shares of our common stock, respectively, were issued under the DRIP. We terminated of our follow-on offering on February 28, 2011, except for the DRIP. We will periodically review potential alternatives for our DRIP, including the amendment, suspension or termination of the plan.
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
Our board has determined that it is in the best interests of the company and its stockholders to ensure that we have adequate time to undertake procedures necessary to calculate an estimated value per share as required by FINRA. Accordingly, the amended DRIP provides that the purchase price for shares under the DRIP will initially be offered at $9.50 per share for up to 18 months subsequent to the close of our last public offering of shares prior to a listing. We stopped offering shares in our follow-on offering on February 28, 2011 and, therefore, we currently anticipate that to the extent required and applicable to us, we will establish a per share valuation for our shares by August 28, 2012. After we publish such valuation, under the amended DRIP participants may acquire shares at 95% of the per share valuation determined by the Company or an independent valuation firm chosen for that purpose until a listing. From and after the date of a listing, participants may acquire shares at a price equal to 100% of the average daily open and close price per share on the distribution payment date, as reported by the national securities exchange on which the shares are traded.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Share Repurchase Plan
Our board of directors has approved a share repurchase plan. On August 24, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met by the requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. On November 24, 2010, we, with the approval of our board of directors, elected to amend and restate our share repurchase plan. From and after the first calendar quarter of 2011, we expect to fund a maximum of $10 million of share repurchase requests per quarter, subject to available funding and subject to our right to suspend or terminate the plan. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP. In addition, with the termination of our follow-on offering on February 28, 2011, except for the DRIP, we are conducting an ongoing review of potential alternatives for our share repurchase plan, including the suspension or termination of the plan.
For the three months ended March 31, 2012, we repurchased 1,010,843 shares of our common stock, at an average price of $9.81 per share, for an aggregate amount of $9,916,000. For the three months ended March 31, 2011, we repurchased 821,848 shares of our common stock, at an average price of $9.63 per share, for an aggregate amount of $7,916,000. As of March 31, 2012 and December 31, 2011, we had repurchased a total of 12,181,481 shares of our common stock, at an average price of $9.59 per share, for an aggregate amount of $116,795,000 and 11,170,638 shares of our common stock, at an average price of $9.57 per share, for an aggregate amount of $106,879,000, respectively.
Amended and Restated 2006 Incentive Plan and 2006 Independent Directors Compensation Plan
The Company's Amended and Restated 2006 Plan permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our board or the compensation committee. Our philosophy regarding compensation is to structure employee compensation to promote and reward performance-based behavior, which results in risk-managed, added value to our company and stockholders. The plan is designed to provide maximum flexibility to our company consistent with our current size, the stage of our life cycle, and our overall strategic plan.
The Amended and Restated 2006 Incentive Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards; including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the Amended and Restated 2006 Incentive Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Amended and Restated 2006 Incentive Plan is 10,000,000. As of March 31, 2012, there were 8,649,000 shares available for grant under the plan.
The fair value of each share of restricted common stock and restricted common stock unit that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in our initial and follow-on offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended March 31, 2012 and 2011, we recognized compensation expense of $1,002,000 and $897,000, respectively, related to the restricted common stock grants. Such compensation expense is included in general and administrative expenses in our accompanying interim condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
A portion of our awards may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. These awards are revalued every reporting period end with the cash redemption liability reflected on our consolidated balance sheets, if material. For the three months ended March 31, 2012 and 2011, 50,000 shares and 25,000 shares, respectively, were settled in cash.
As of March 31, 2012 and December 31, 2011, there was approximately $5,480,000 and $3,962,000, respectively, of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock and restricted stock units. As of March 31, 2012, this expense is expected to be recognized over a remaining weighted average period of 2.5 years.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of March 31, 2012 and December 31, 2011, respectively, the fair value of the nonvested shares of restricted common stock and restricted common stock units was $8,185,000 and $6,165,000, respectively. A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of March 31, 2012 and December 31, 2011, respectively, and the changes for the three months ended March 31, 2012, is presented below:

	Restricted Common Stock/Units	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	616,506	$10.00
Granted	296,500	10.00
Vested	(50,000)	10.00
Forfeited	(44,500)	10.00
Balance — March 31, 2012	818,506	$10.00
Nonvested Shares Expected to vest — March 31, 2012	818,506	$10.00

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
Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap and interest rate cap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	$59,000	$—	$59,000
Total assets at fair value	$—	$59,000	$—	$59,000
Liabilities
Derivative financial instruments	$—	$(2,270,000)	$—	$(2,270,000)
Earnout liability	—	—	(2,153,000)	(2,153,000)
Total liabilities at fair value	$—	$(2,270,000)	$(2,153,000)	$(4,423,000)
As of March 31, 2012, there have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	—	$89,000	—	$—	$89,000
Total assets at fair value	$—		$89,000		$—	$89,000
Liabilities
Derivative financial instruments	$—		$(1,792,000)		$—	$(1,792,000)
Earnout liability	—		—		(2,481,000)	(2,481,000)
Total liabilities at fair value	$—		$(1,792,000)		$(2,481,000)	$(4,273,000)
The earnout liability is associated with a property that was purchased in the third quarter of 2010, which is subject to an earnout provision contingent on the future leasing and occupancy of the vacant space. The liability is valued based on our judgment as to the probability of the predetermined formula obligating us to pay additional consideration to the seller over a 24 month period that expires on August 4, 2012. We determined the probability of occurrence to be 100%. During the three months ended March 31, 2012, we paid the seller $328,000 which decreased fair value of the liability from $2,481,000 to $2,153,000. During the three months ended March 31, 2011, there was no change in the fair value of the liability.
Financial Instruments Disclosed at Fair Value
ASC 825 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.
Our accompanying interim condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, mortgage loans payable, net, and borrowings under the credit facility.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, net, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered level two.
The fair value of the mortgage loans payable and unsecured term loan is estimated using borrowing rates available to us with similar terms and maturities. As of March 31, 2012, the fair value of the mortgage loans payable and unsecured term loan was $893,620,000 compared to the carrying value of $836,466,000. As of December 31, 2011, the fair value of the mortgage loans payable was $687,862,000 compared to the carrying value of $639,149,000. All of these financial instruments are considered level two.
The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of March 31, 2012, the fair value of these notes was $63,804,000 as compared to the carrying value of $57,431,000. As of December 31, 2011, the fair value of these notes $64,046,000 as compared to the carrying value of $57,459,000. All of these financial instruments are considered level two.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

16. Per Share Data
We report (losses) earnings per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted (loss) income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the three month periods ended March 31, 2012 and 2011, all of our earnings were distributed and the calculated (losses) earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.
Basic (losses) earnings per share attributable for each of the three months ended March 31, 2012 and 2011 are computed by dividing net (loss) income by the weighted average number of shares of our common stock outstanding during the period. Diluted (losses) earnings per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three months ended March 31, 2012, 725,386 shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income	$(307,000)	$2,190,000
Net income attributable to noncontrolling interest of limited partners	(8,000)	(40,000)
Net (loss) income attributable to controlling interest	$(315,000)	$2,150,000
Denominator:
Weighted average number of shares outstanding — basic	228,881,454	214,797,450
Dilutive restricted stock	—	199,052
Weighted average number of shares outstanding — diluted	228,881,454	214,996,502
Basic (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest	$0.00	$0.01
Diluted (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest	$0.00	$0.01

17. Subsequent Events
The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the condensed consolidated financial statements are summarized below.
Share Repurchases
In April 2012, we repurchased 1,019,400 shares of our common stock at an average price of $9.79 per share, for an aggregate amount of $9,980,500, under our share repurchase plan.
Financing
In April and May 2012, we paid off $68,698,000 of various fixed and floating rate mortgage loans payable. The weighted average interest rate on these mortgage loans payable at March 31, 2012 was 5.97% per annum.
Credit Facility Borrowing
In April and May 2012, we drew $40,000,000 and $25,000,000, respectively, on our unsecured revolving credit facility to pay down our mortgage loans payable.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Distributions
On April 2, 2012, for the month ended March 31, 2012, we paid distributions of $14,179,000 ($7,681,000 in cash and $6,498,000 in shares of our common stock) pursuant to the DRIP.
On May 1, 2012, for the month ended April 30, 2012, we paid distributions of $13,701,000 ($7,432,000 in cash and $6,269,000 in shares of our common stock) pursuant to the DRIP.
On May 4, 2012, our board of directors authorized distributions for the month of May 2012. These distributions will be calculated based on stockholders of record each day during each such month at a rate of $0.00198630 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.25% annualized rate based on a share price of $10.00. These distributions will be paid in June 2012, in cash or reinvested in stock for those participating in the DRIP.
Note Receivable Extension
On May 1, 2012, we entered into amendments to extend the maturity dates of four of our notes receivable from May 1, 2012 to November 1, 2012. These notes, the aggregate principal balance of which is $20,000,000, are associated with the MacNeal Hospital Medical Office Buildings in Berwyn, Illinois and the St. Luke’s Medical Office Buildings in Phoenix, Arizona. The six-month extension on the maturity dates of these notes was granted in exchange for an aggregate extension fee of $50,000. We expect that we will collect the aggregate principal balance of these notes in full upon the maturity date of November 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K as filed with the SEC on March 27, 2012. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2012 and December 31, 2011, together with our results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011.
Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office market performance. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this quarterly report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this quarterly report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. The following factors, as well as any cautionary language in this quarterly report on Form 10-Q, provide examples of certain risks, uncertainties and events that could cause actual results to differ materially from those presented in our forward-looking statements:

•	changes in economic conditions affecting the healthcare property sector, the commercial real estate market and the credit market;

•	competition for acquisition of medical office buildings and other facilities that serve the healthcare industry;

•	economic fluctuations in certain states in which our property investments are geographically concentrated;

•	use of proceeds of this offering;

•	retention of our senior management team;

•	financial stability and solvency of our tenants;

•	supply and demand for operating properties in the market areas in which we operate;

•	our ability to acquire real properties, and to successfully operate those properties once acquired;

•	changes in property taxes;

•	legislative and regulatory changes, including changes to laws governing the taxation of REITs and changes to laws governing the healthcare industry;

•	fluctuations in reimbursements from third party payors such as Medicare and Medicaid;

•	delays in liquidating defaulted mortgage loan investments;

•	changes in interest rates;

•	the availability of capital and financing;

•	restrictive covenants in our credit facilities;

•	changes in our credit ratings;

•	our ability to remain qualified as a REIT; and

•
the factors included in this quarterly report on Form 10-Q and our annual report on Form 10-K, including those set forth under the headings “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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
Overview
We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT, primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on gross leasable area, or GLA, and have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, actively manage our balance sheet to maintain flexibility with conservative leverage, and seek internal growth through proactive asset management, leasing and property management oversight.
We invest primarily in high-quality medical office buildings in our target markets. We have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of approximately $2.5 billion through March 31, 2012. As of March 31, 2012, our portfolio consisted of 245 medical office buildings and 19 other facilities that serve the healthcare industry, as well as two portfolios of mortgage loans receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.4 million square feet of GLA, with an occupancy of approximately 91%, including leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 26 states, with no state having more than 11.0% of the total portfolio GLA as of March 31, 2012. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Pittsburgh, Pennsylvania; Dallas, Texas; Boston, Massachusetts; Raleigh, North Carolina and Oklahoma City, Oklahoma.

Company Highlights
Portfolio Operating Performance

•
Normalized funds from operations, or Normalized FFO, was $29.9 million for the three months ended March 31, 2012. This increase of $1.8 million, or 6.2%, compared to the same period in 2011 was driven by strength in leasing and continued focus on reducing operating expenses. Normalized FFO is a non-GAAP financial measure. For a reconciliation of Normalized FFO to net (loss) income, see "Funds from Operations and Normalized Funds from Operations" below.

•
For the three months ended March 31, 2012, net operating income, or NOI, excluding the impact of lease termination revenue, increased 6.1%, or $2.8 million to $48.5 million as compared to the three months ended March 31, 2011. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income (loss), see "Net Operating Income" below.

•	Cash flows from operations were $26.1 million, an increase of $1.0 million, compared to the first quarter of 2011.

•
For the three months ended March 31, 2012, we had a net loss of $0.3 million compared to net income of $2.2 million for the three months ended March 31, 2011. This is due primarily to an increase in acquisition related expenses applicable to our acquisition of $214.2 million in medical office buildings in the first quarter of 2012 compared to $36.3 million acquired in the three months ended March 31, 2011.

Maximize Internal Growth through Proactive Asset Management, Leasing, and Property Management

•
The occupancy rate on our portfolio of properties, including leases that have been executed, but which have not yet commenced, was approximately 91% as of March 31, 2012. Tenant retention for the portfolio was above 90% this quarter, indicative of our commitment to maintaining high quality buildings in desirable locations and fostering strong tenant relationships.

•
Our portfolio of 12.4 million square feet of GLA is focused on strategically located on-campus medical office buildings in locations with high barriers to entry. As of March 31, 2012, approximately 96% of our portfolio, based on GLA, was located on or adjacent to, or anchored by the campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent has increased 1% over the past year, from 38% at March 31, 2011 to 39% at March 31, 2012 due partially to the acquisitions of the St. John Providence MOB and Penn Avenue Place in January 2012 and March 2012, respectively, as discussed below. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of March 31, 2012, approximately 56% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

•
To establish more direct relationships and in an effort to reduce fees paid to third parties, we continue to focus on transitioning property management, leasing and construction management of our portfolio from third party teams to our internal teams. In the past year, we have focused on internalizing the property management of our largest markets, including Indiana, Arizona and South Carolina. We expected we will continue to transition other locations during 2012 to our in-house property management platform and anticipate having approximately 58% of our current portfolio's GLA, including the GLA acquired in the first quarter, managed internally by the end of the year.

Conservative Financial Strategy and Balance Sheet Flexibility

•
As of March 31, 2012, we had a flexible balance sheet with total assets of $2.5 billion, cash and cash equivalents of $35.1 million, and a leverage ratio of indebtedness to undepreciated assets of 30.4%.

•
In March 2012, we entered into our new revolving credit agreement and term loan facility, consisting of a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility, which replaced our previous $575.0 million credit facility. The new facility can be increased by up to $175.0 million for an aggregate maximum principal amount of $1.05 billion, subject to certain conditions. Our new revolving credit agreement and term loan facility has a four-year term which expires on March 2016 and includes a one-year extension option, subject to certain conditions.

•
As of March 31, 2012, our new revolving credit facility was undrawn and $100.0 million was available under our $300.0 million term loan facility, with each facility having approximately four years remaining until the initial maturity, with a one-year extension option, subject to certain conditions. We believe our borrowing capacity under our new revolving credit and term loan facility as well as our access to other sources of debt and equity capital, while remaining within our low leverage range, should allow us to capitalize on favorable acquisition opportunities that arise.

Execution of Relationship-Focused Growth Strategy

•
On January 13, 2012, we completed the acquisition of St. John Providence MOB, an approximately 203,000 square foot on-campus medical office building located in Novi, Michigan, for $51.3 million. The St. John Providence MOB, which was 99% leased as of the date of acquisition, is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody's Investors Services rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia, for $8.9 million. This building is approximately 30,000 square feet of GLA and is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania, for a purchase price of $54.0 million. Penn Avenue Place is an eight story, approximately 558,000 square foot, Class A office building which was completely renovated in 1997. The building is approximately 99.6% occupied as of the date of acquisition and is anchored by Highmark, Inc. (Standard & Poor's Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012. Highmark, Inc., which leases and occupies 92.4% of the building, is one of the largest Blue Cross affiliates in the nation.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts, for a purchase price of $100.0 million. This portfolio consists of 13 medical office buildings located on the campuses of Steward Care network. This portfolio is 100% master leased on a triple net basis by Steward Health Care System LLC until 2024 and totals approximately 372,000 square foot. Steward Healthcare system is the largest fully integrated community care organization in New England and is the third largest employer in Massachusetts.

Corporate Strategies
Achieve Growth through Targeted Acquisitions
We plan to continue to focus primarily on mid-sized acquisitions, in the $25 million to $75 million range, of high-quality medical office buildings in our target markets as noted above. We also have completed larger acquisitions from time to time and expect to continue to do so when attractive opportunities emerge. In particular, we seek properties that have the following attributes:

•
high occupancy and located on or aligned with campuses of recognized healthcare systems, which we believe provide for better tenant retention rates and rental rate growth as compared to facilities not affiliated with a healthcare system;

•
affiliated with top national and regional healthcare systems which are dominant in their respective markets, which we believe attract top physicians seeking healthcare systems, with significant market share and high credit quality;

•	located in markets with attractive demographics and favorable regulatory environments in business friendly states or those with high barriers to entry;

•	a strategic mix of high-credit quality single-tenant buildings with long-term, triple-net leases and fixed rental increases and multi-tenant buildings with short-term leases; and

•	provide accretive returns based on our cost of capital.

Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Aurora Health, Banner Health, Catholic Healthcare Partners, Greenville Hospital System and Indiana University Health, among others. Through these relationships, we believe that we have developed a reputation of reliability, trustworthiness and high tenant satisfaction. In this regard, approximately 69% of our acquisitions from January 1, 2009 through March 31, 2012, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems.
Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain conservative leverage and financing flexibility with carefully staged debt maturities, thereby positioning us to take advantage of strategic investment opportunities. We believe our borrowing capacity under our new revolving credit and term loan facility, as well as our access to other sources of debt and equity capital, while remaining within our targeted leverage range, should allow us to capitalize on favorable acquisition opportunities that arise. While we believe our new revolving credit and term loan facility will enable us to take advantage of acquisition opportunities on a short-term basis, we intend to take advantage of multiple sources of capital that we can use to effectively manage our long-term leverage strategy, repay our secured debt maturities, or finance future acquisition opportunities. These other sources of capital include unsecured public debt financing, additional equity issuances, unsecured bank loans, and secured property-level debt. Over the long-term, we intend to continue to focus on migrating our capital structure toward a higher volume of unsecured debt. We also will seek to maintain our investment grade credit ratings, which we first received in July 2011. We believe this is important to preserving our access to these capital sources on favorable terms. In addition, we may also pursue dispositions of properties that no longer align with our strategic objectives in order to redeploy capital.
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (in particular, we are targeting approximately 58% of our existing portfolio to be managed internally by December 31, 2012);

•	leveraging and proactively partnering with recognized property management and leasing companies in markets where our in-house property management platform is not currently active;

•	increasing our average rental rates, maintaining or increasing renewal rates and actively leasing our vacant space;

•	improving the quality of service provided to tenants by being attentive to their needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building our reputation as a desirable recognized landlord;

•
maintaining regional offices in markets where we have a significant presence, which enables us to create closer relationships with national and regional healthcare systems and other tenants and better respond to their needs; and

•	using market knowledge and economies of scale to continually reduce our operating costs.
We believe that we are well positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of March 31, 2012, our buildings were approximately 91% leased, including leases we have executed, but which have not yet commenced.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those listed in Part II, Item 1A. of this report and those Risk Factors previously disclosed in Part I, Item 1A. in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.
Rental Income
The amount of rental income generated by our operating properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Acquisitions
During the three months ended March 31, 2012, we completed three new portfolio acquisitions and expanded one of our existing portfolios through the purchase of an additional medical office building. The aggregate purchase price of these acquisitions was $214.2 million, and they had a weighted average acquisition-day capitalization rate of 7.91%. Capitalization rates are calculated by dividing the property's estimated annualized first year net operating income, existing at the date of acquisition, by the contract purchase price of the property, excluding closing costs and acquisition expenses. Estimated first year net operating income on our real estate investments represents total estimated gross income (rental income, tenant reimbursements, and other property-related income) derived from the terms of in-place leases at the time we acquire the property, less property and related expenses (including property operating and maintenance expenses, real estate taxes, property insurance, and management fees) based on the operating history of the property. Estimated first year net operating income on new acquisitions excludes other non-property income and expenses, interest expense from financings, depreciation and amortization, and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.
Offering Proceeds
With the termination of our follow-on offering as of February 28, 2011, except for the DRIP, we will use other means, such as debt financing, to finance our acquisition of additional real estate assets. To the extent our portfolio is not sufficiently diversified, we could have increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk.
General and Administrative Expenses
Some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, we could spend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of March 31, 2012, the occupancy rate of our portfolio of properties, including leases signed, but which have not yet commenced, was 91%. Our leasing strategy for 2012 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will seek to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2012, we anticipate, but cannot provide assurance, that a majority of the tenants will renew for another term.

Results of Operations
Comparison of the Three Months Ended March 31, 2012 and 2011
Our operating results are primarily comprised of income derived from our portfolio of properties. As of March 31, 2012, we owned and operated 245 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of 12.4 million square feet of GLA. As of March 31, 2011, we owned and operated 227 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of 11.1 million square feet of GLA.
Rental Income
For the three months ended March 31, 2012 and 2011, rental income attributable to our properties was $69.9 million and $69.2 million, respectively. For the three months ended March 31, 2012, rental income was primarily comprised of contractual rental income of $66.7 million, straight-line rent of $2.8 million and other operating revenue of $0.4 million. For the three months ended March 31, 2011, rental income was primarily comprised of contractual rental income of $63.9 million, straight-line rent of $3.8 million and other operating revenue of $1.5 million. The increase in rental income is due to the acquisition of additional buildings in our portfolio, partially offset by $1.3 million of revenue from lease terminations included in rental revenues for the three months ended March 31, 2011.
The aggregate occupancy for our operating properties including leases we have executed, but which have not commenced was approximately 91% as of March 31, 2012 and 2011, respectively.
Rental Expenses
For the three months ended March 31, 2012 and 2011, rental expenses attributable to our properties were $22.7 million and $23.9 million, respectively. Rental expense as a percentage of rental income was 32.5% and 34.5% for the three months ended March 31, 2012 and 2011, respectively. The decrease in rental expense is primarily due to bringing more of our properties into our regionally-focused property management platform with in-house property management personnel, partially offset by the increase in the number of buildings in our portfolio and real estate taxes.

 General and Administrative Expenses
For the three months ended March 31, 2012 and 2011, general and administrative expenses were $8.2 million and $7.3 million, respectively. General and administrative expenses include such costs as salaries, share-based compensation expense, corporate office overhead, professional and legal fees, and investor services expense, among others. The increase in general and administrative expenses was primarily due to increased salaries and share-based compensation, due to the overall growth of the company.
Acquisition-Related Expenses
For the three months ended March 31, 2012 and 2011, acquisition-related expenses attributable to our properties were $2.3 million and $1.1 million, respectively. Acquisition-related expenses were expensed as incurred for acquisitions during the three months ended March 31, 2012 and 2011 in accordance with ASC 805 and relate specifically to the number of acquisitions in each period as discussed above. The increase in acquisition-related expenses is a result of the increased number of acquisitions completed during the three months ended months ended March 31, 2012, as compared to the three months ended March 31, 2011.
Depreciation and Amortization
For the three months ended March 31, 2012 and 2011, depreciation and amortization attributable to our properties was $27.4 million and $26.8 million, respectively. See Note 3, Real Estate Investments, Net to our accompanying interim condensed consolidated financial statements for further information on depreciation of our properties. For information regarding the amortization recorded on our identified intangible assets and lease commissions, see Note 6, Identified Intangible Assets, Net, Note 7, Other Assets, Net and Note 11, Intangible Liabilities, Net, to our accompanying interim condensed consolidated financial statements respectively. The increase in depreciation and amortization was due to the increase in our portfolio over the respective periods, as discussed above.

Interest Expense and Net Change in Fair Value of Derivative Instruments
For the three months ended March 31, 2012 and 2011, interest expense, which included the amortization of deferred financing costs and debt premium/discount, and net change in fair value of derivative financial instruments associated with our properties was $11.0 million and $9.8 million, respectively. Interest expense and net change in fair value of derivative financial instruments associated with our properties consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2012	2011
Interest expense on our mortgage loans payable and credit facility	$8,099,000	$8,700,000
Amortization of deferred financing costs and debt discount/premium	1,108,000	928,000
Unused credit facility fees	1,026,000	358,000
Total interest expense	10,233,000	9,986,000
Interest expense related to our derivative financial instruments and net change in fair value of derivative financial instruments	800,000	(144,000)
Total interest expense and net change in fair value of derivative financial instruments	$11,033,000	$9,842,000

The increase in interest expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the increase in unused credit facility fees as a result of the increase in our unsecured credit facility from $275.0 million to $575.0 million in May 2011, and then to $875.0 million in March 2012.
Interest and Dividend Income
For the three months ended March 31, 2012, interest and dividend income was $27,000 as compared to $118,000 for the three months ended March 31, 2011, which related primarily to interest earned on our operating or money market accounts for both periods.
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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use normalized funds from operations, or Normalized FFO, which excludes from FFO transition-related charges, acquisition-related expenses, net change in fair value of derivative financial instruments, lease termination fee revenue, escrow settlement revenue, and the write-off of unamortized deferred financing costs or prepayment penalties. Normalized FFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is the calculation of FFO and Normalized FFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(307,000)	$2,190,000
Depreciation and amortization	27,357,000	26,750,000
FFO	$27,050,000	$28,940,000
FFO per share — basic and diluted	$0.12	$0.13
Acquisition-related expenses	2,321,000	1,062,000
Net change in fair value of derivative financial instruments	508,000	(504,000)
Escrow settlement revenue	(350,000)	—
Acceleration of deferred financing costs associated with our former credit facility	415,000	—
Lease termination fee revenue	—	(1,307,000)
Normalized FFO	$29,944,000	$28,191,000
Normalized FFO per share — basic and diluted	$0.13	$0.13
Weighted average common shares outstanding — basic	228,881,454	214,797,450
Weighted average common shares outstanding — diluted	229,606,840	214,996,502
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

To facilitate understanding of this financial measure, a reconciliation of net (loss) income to net operating income has been provided for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(307,000)	$2,190,000
Add:
General and administrative expenses	8,150,000	7,308,000
Acquisition-related expenses	2,321,000	1,062,000
Depreciation and amortization	27,357,000	26,750,000
Interest expense and net change in fair value of derivative financial instruments	11,033,000	9,842,000
Less:
Interest and dividend income	27,000	118,000
Net operating income	$48,527,000	$47,034,000
Liquidity and Capital Resources
We are dependent upon the proceeds from our operating cash flows, the proceeds from debt, and the net proceeds from our offerings to conduct our activities. We stopped offering shares in our follow-on offering as of February 28, 2011. We continue to offer shares pursuant to our DRIP; however, we may terminate our DRIP at any time. We may also conduct additional public offerings of our common stock in the future. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. Because we are no longer receiving offering proceeds from our primary offering, we will rely on our operating cash flows and borrowings to fund our acquisitions and satisfy our other capital needs.
Our principal demands for funds continue to be for acquisitions of medical office buildings and other facilities that serve the healthcare industry, to pay operating expenses and principal and interest on our outstanding indebtedness, to repay our debt as appropriate, and to make distributions to our stockholders.
Generally, cash needs for items other than acquisitions of medical office buildings and other facilities that serve the healthcare industry continue to be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, including our requirements to meet our debt maturities coming due during the year ending December 31, 2012, and we do not anticipate a need to, though we may, raise funds from other than these sources within the next 12 months.
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

As of March 31, 2012, we estimate that our expenditures for capital improvements will require up to approximately $14.5 million for the coming nine months. As of March 31, 2012, we had $9.4 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of March 31, 2012, we had $77.0 million of debt maturing during the last nine months of the year, of which $25.8 million was paid off in April and May 2012. We will use cash flows from operations, cash on hand and our unsecured revolving facility and term loan to fund these debt maturities. As of March 31, 2012, we had cash and cash equivalents of $35.1 million, full access to our unsecured revolving credit facility of $575.0 million and $100.0 million available under our $300.0 million unsecured term loan. Additionally, as of March 31, 2012, we had unencumbered properties with a gross book value of approximately $1.4 billion that may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
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
Cash Flows

	Three Months Ended March 31,
	2012	2011	Change
Cash and cash equivalents, beginning of period	$69,491,000	$29,270,000	$40,221,000
Net cash provided by operating activities	26,105,000	25,110,000	995,000
Net cash used in investing activities	(220,814,000)	(28,472,000)	(192,342,000)
Net cash provided by financing activities	160,338,000	181,497,000	(21,159,000)
Cash and cash equivalents, end of period	$35,120,000	$207,405,000	$(172,285,000)

Cash flows from operating activities primarily increased in 2012 due to the operating income from our 2011 acquisitions being fully reflected in our operations for 2012 and from our 2012 acquisitions. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.
For the three months ended March 31, 2012, cash flows used in investing activities related primarily to the acquisition of real estate properties in the amount of $213.9 million and capital expenditures of $6.7 million. For the three months ended March 31, 2011, cash flows used in investing activities related primarily to $29.7 million for the acquisitions of real estate properties. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the three months ended March 31, 2012, net cash flows from financing activities related primarily to borrowings on our unsecured term loan of $200.0 million, partially offset by distributions to our stockholders of $22.2 million, repurchase of common stock of $9.9 million and debt financing costs of $4.8 million associated with the new credit facility. For the three months ended March 31, 2011, cash flows provided by financing activities related primarily to funds raised from the issuance of common stock of $210.2 million and borrowings on our secured term loan of $125.5 million, partially offset by payments made on our unsecured revolving line of credit of $7.0 million and principal repayments of $103.5 million on mortgage loans payable. Additional cash outflows related to the payment of offering costs of $15.0 million for our offerings, repurchase of common stock of $7.9 million and distributions to our stockholders of $19.3 million.

Distributions
In order to remain qualified as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our board of directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue. We have paid distributions monthly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on the amount of any offering proceeds we may use to fund distributions.
For the years ended December 31, 2011 and 2010, and for the three months ended March 31, 2012, our board of directors authorized, and we declared and paid, monthly distributions to our stockholders, based on daily record dates, at a rate that would equal a 7.25% annualized rate, or $0.725 per common share based on a $10.00 per share price. It is our intent to continue to pay distributions. However, our board may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.
If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income has historically resulted in a return of capital to our stockholders.

For the three months ended March 31, 2012, we paid distributions to our stockholders of $41.5 million ($22.4 million in cash and $19.1 million in shares of our common stock pursuant to the DRIP), as compared to cash flow from operations of $26.1 million and funds from operations, or FFO, of $27.0 million (FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see Funds from Operations and Normalized Funds from Operations). From inception through March 31, 2012, we paid cumulative distributions to our stockholders of $444.4 million ($232.1 million in cash and $212.3 million in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $245.7 million and cumulative FFO of $250.8 million. The difference between our cumulative distributions paid and our cumulative cash flows from operations is indicative of our high volume of acquisitions completed since our date of inception. The distributions paid in excess of our cash flow from operations for the quarter ended March 31, 2012 were paid using offering proceeds.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate 30%-40% of all of our properties’ and mortgage loans receivables' combined fair market values, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2012, our aggregate borrowings were 30.4% of undepreciated assets at March 31, 2012. Additionally, the $17.8 million of mortgage notes payable on various of our properties which will mature in 2012 have a one-year extension option available, and the $125.5 million secured real estate term loan, which matures in 2013, has two one-year extension options available.
Our charter precludes us, until our shares are listed on a national securities exchange, from borrowing in excess of 300% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, bad debt, and other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and mortgage loans receivable before depreciation, amortization, bad debt, and similar non-cash reserves. As of March 31, 2012, our leverage did not exceed 300% of the value of our net assets.

New Unsecured Credit Agreement
On March 29, 2012, we entered into our new revolving credit and term loan facility, consisting of a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility, which replaced our previous $575.0 million credit facility. The actual amount of credit available under our new credit and term loan facility is a function of certain loan to cost, loan to value, and debt service coverage ratios set forth in the new credit agreement. The new facility can be increased by up to $175.0 million for an aggregate maximum principal amount of $1.05 billion, subject to certain conditions. Our new revolving credit and term loan facility has a four-year term which expires on March 2016 and includes a one-year extension option, subject to certain conditions. Borrowings under this unsecured revolving credit facility accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership's credit rating. Borrowings under this unsecured term loan accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership's credit ratings. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2012, $200.0 million had been drawn on the unsecured term loan portion of the new credit agreement. See Note 10, Revolving Credit Facility, to our accompanying interim condensed consolidated financial statements, for further information regarding further information regarding our unsecured revolving credit facility and term loan.

The credit new agreement contains various affirmative and negative covenants that we believe are usual and customary for facilities and transactions of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership's business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. Pursuant to the credit agreement, our operating partnership may not make cash distribution payments to us and we may not make cash distributions to our stockholders in excess of the greater of: (i) 100% of normalized adjusted FFO (as defined in the revolving credit and term loan facility) for the period of four quarters ending immediately prior to such distribution (subject to a stepdown to 95% of normalized adjusted FFO for any period of four quarters ending March 31, 2014 thereafter); and (ii) the minimum amount required to maintain our qualification as a REIT. Shares of our common stock issued under the DRIP are not subject to the limitation on distribution payments. Additionally, the credit agreement also imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; and a minimum ratio of unencumbered net operating income to interest expense on unsecured indebtedness. In addition, the revolving credit and term loan facility includes events of default that we believe are usual for facilities and transactions of this type, including restricting us from making distributions to our stockholders in the event we are in default under the revolving credit and term loan facility, except to the extent necessary for us to maintain our qualification as a REIT.
On March 29, 2012, we entered into an interest rate swap with Wells Fargo Bank, National Association, or Wells Fargo Bank as counterparty for a notional amount of $200.0 million, with a maturity date of March 29, 2017. The swap serves to fix our interest rate for this portion of the unsecured term loan at 3.075% for the next five years.
Secured Real Estate Term Loan

We have a senior secured real estate term loan in the amount of $125.5 million with Wells Fargo Bank. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of March 31, 2012, equated to 2.60%. Including the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.09%. The term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for the term loan includes customary financial covenants for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are usual for loans and transactions of this type. The term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted, which expires on March 1, 2013. Our operating partnership has guaranteed 25% of the principal balance and 100% of the interest under the term loan.
We have an interest rate swap with Wells Fargo Bank as counterparty for a notional amount of $75.0 million. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and it matures no later than December 31, 2013. The swap serves to fix one-month LIBOR at 1.0725%, which when added to the spread of 2.35%, results in a total interest rate of approximately 3.42% for $75.0 million of the term loan during the initial term.

REIT Requirements

We have entered into a Closing Agreement with the IRS pursuant to which (i) IRS agreed not to challenge certain payments pursuant to our DRIP and payments of certain IRA custodial fees made from 2007 through 2010 as creating preferential dividends for our taxable years 2007, 2008, 2009 and 2010 as a result of the matters described above, and (ii) we paid a compliance fee in an immaterial amount, to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to us for payment of this compliance fee will be considered gross income to us. As a result of the Closing Agreement, we continue to qualify as a REIT to satisfy our distribution requirements.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying interim condensed consolidated financial statements, for a discussion of recently issued accounting pronouncements.
Commitments and Contingencies
See Note 12, Commitments and Contingencies, to our accompanying interim condensed consolidated financial statements, for a further discussion of our commitments and contingencies.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2012, we had fixed and variable rate mortgage loans payable and our secured real estate term loan outstanding in the principal amount of $636.5 million, including a premium of $2.5 million. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of March 31, 2012, we believe that we were in compliance with all such covenants and requirements on our mortgage loans payable and term loan.
As of March 31, 2012, the outstanding balances on our new unsecured revolving credit facility and unsecured term loan were zero and $200.0 million, respectively. As of March 31, 2012, we believe that we were in compliance with all covenants and requirements under our new credit agreement.
As March 31, 2012, the weighted average interest rate on our outstanding debt was 4.33% per annum.
In April and May 2012, we paid off a total of $68.7 million of the principal balances on our mortgage loans payable. These payments were primarily funded by draws on our unsecured revolving credit facility in April and May 2012, of $40.0 million and $25.0 million, respectively. See Note 17, Subsequent Events, to our accompanying interim condensed consolidated financial statements, for a further discussion.

Off-Balance Sheet Arrangements
As of March 31, 2012, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Subsequent Events
See Note 17, Subsequent Events, to our accompanying interim condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk that was provided in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, other than the updates discussed within this item.
The table below presents, as of March 31, 2012, the principal amounts and weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt - principal payments	$37,610,000	$26,993,000	$49,991,000	$72,625,000	$104,696,000	$167,336,000	$459,251,000
Weighted average interest rate on fixed rate debt	6.48%	5.81%	6.42%	5.41%	5.99%	6.12%	6.02%
Variable rate debt - principal payments	$39,388,000	$126,365,000	$8,990,000	$—	$200,000,000	$—	$374,743,000
Weighted average interest rate on variable rate debt (based on rates in effect as of March 31, 2012)	2.26%	2.76%	2.37%	—%	3.66%	—%	3.18%
Mortgage loans, secured term loan, unsecured revolving credit facility and unsecured term loan payable were $834.0 million ($836.5 million, including premium) as of March 31, 2012. As of March 31, 2012, we had fixed and variable rate debt with effective interest rates ranging from 1.74% to 12.75% per annum and a weighted average effective interest rate of 4.33% per annum. We had $459.3 million ($461.7 million, including premium) of fixed rate debt, or 55.1% of total debt, at a weighted average interest rate of 6.02% per annum and $374.7 million of variable rate debt, or 44.9% of total debt, at a weighted average interest rate of 2.26% per annum as of March 31, 2012.
In April and May 2012, we paid off a total of $68.7 million of the principal balances on our mortgage loans payable. These payments were primarily funded by draws on our unsecured revolving credit facility in April and May 2012, of $40.0 million and $25.0 million, respectively. See Note 17, Subsequent Events, to our accompanying interim condensed consolidated financial statements, for a further discussion.
As of March 31, 2012, the fair value of our fixed rate debt was $517.5 million and the fair value of our variable interest rate debt was $376.1 million.

As of March 31, 2012, we had fixed rate interest rate swaps or caps on four of our variable mortgage loans and unsecured term loan, thereby effectively fixing our interest rate on those mortgage and unsecured term loans payable.
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
As of March 31, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, we were not involved in any such material legal proceedings.

Item 1A. Risk Factors.
There are no other material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, however, we have updated the following risk factors:

Our property investments are geographically concentrated in certain states and subject to economic fluctuations in those states.
As of March 31, 2012, we had interests in 26 buildings located in Texas, which accounted for 14% of total annualized rental income, interests in 44 buildings in Arizona, which accounted for 11% of our total annualized rental income, interests in 22 buildings located in South Carolina, which accounted for 9% of our total annualized rental income, interests in four buildings in Pennsylvania, which accounted for 9% of our total annualized rental income, interests in 20 buildings in Florida, which accounted for 8% of our total annualized rental income, interests in 44 buildings in Indiana, which accounted for 8% of our total annualized rental income, interests in eight buildings in New York, which accounted for 7% of our total annualized rental income, and interests in 13 buildings in Georgia, which accounted for 6% of our total annualized rental income. As a result, our business, financial condition, results of operations, and ability to make distributions to our stockholders could be disproportionately affected by an economic downturn or other events affecting the economies in these states.
Recently enacted comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants' ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations. The U.S. Supreme Court is expected to rule on the constitutionality of the two laws in 2012. The U.S. Supreme Court will consider four issues: (1) whether the “individual mandate”-the requirement that all individuals purchase some form of health insurance-is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the two laws; (3) whether the laws' requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. It is difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, the pending Supreme Court challenge, gradual implementation and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. Because of the many variables involved, we are unable to predict how these laws may impact the operations of our tenants or the net effect of these laws on us, and may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2012, we did not issue any securities registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended March 31, 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	1,010,843	$9.81	1,010,843	(2)
February 1, 2012 to February 29, 2012	—	$—	—	(2)
March 1, 2012 to March 31, 2012	—	$—	—	(2)
_______________________________________

(1)
Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again, with an effective date of January 1, 2011. From inception through March 31, 2012, we had repurchased approximately 12,181,400 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be suspended or terminated at our board of directors’ discretion.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Healthcare Trust of America, Inc.
(Registrant)

May 15, 2012	By:	/S/ SCOTT D. PETERS
Date		Scott D. Peters Chief Executive Officer, President and Chairman (Principal executive officer)

May 15, 2012	By:	/S/ KELLIE S. PRUITT
Date		Kellie S. Pruitt Chief Financial Officer (Principal financial officer and Principal accounting officer)

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Amended and Restated Distribution Reinvestment Plan (included as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-158418) filed on Form S-3 on August 12, 2011 and incorporated herein by reference).

10.1
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association, Fifth Third Bank, Capital One, N.A., Regions Bank, and Compass Bank, as documentation agents, and the Lenders Party Hereto dated March 29, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 2, 2012 and incorporated herein by reference).

10.2
Guaranty dated March 29, 2012 by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2012 and incorporate herein by reference).

10.3	Leasehold Purchase and Sale Agreement is made and entered into as of the 9th day of March, 2012, by and between Steward Health Care System LLC and Healthcare Trust of America, Inc.
10.4	Employment Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton effective as of March 24, 2011.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99**	Supplemental Materials
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
_________________

*	Filed herewith.
**	Furnished herewith.