Form 10-Q
period 2012-06-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2012-08-09
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
 _________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35568
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 6, 2012, there were 42,532,346 shares of Class A common stock, and 171,845,988 shares of Class B common stock of Healthcare Trust of America, Inc. outstanding.

Healthcare Trust of America, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Real estate investments, net	$2,001,932,000	$1,806,471,000
Real estate notes receivable, net	20,000,000	57,459,000
Cash and cash equivalents	23,977,000	69,491,000
Accounts and other receivables, net	11,297,000	12,658,000
Restricted cash and escrow deposits	16,649,000	16,718,000
Identified intangible assets, net	295,665,000	272,390,000
Other assets, net	67,347,000	56,442,000
Total assets	$2,436,867,000	$2,291,629,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Debt, net	$859,318,000	$639,149,000
Accounts payable and accrued liabilities	59,217,000	47,801,000
Derivative financial instruments—interest rate swaps	6,998,000	1,792,000
Security deposits, prepaid rent and other liabilities	20,404,000	19,930,000
Identified intangible liabilities, net	12,284,000	11,832,000
Total liabilities	958,221,000	720,504,000
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,641,000	3,785,000
Stockholders’ Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 228,491,312 shares issued and outstanding as of December 31, 2011	—	2,284,000
Class A common stock, $0.01 par value; 700,000,000 shares authorized; 57,379,033 shares issued and outstanding as of June 30, 2012	573,000	—
Class B common stock, $0.01 par value; 300,000,000 shares authorized; 171,845,262 shares issued and outstanding as of June 30, 2012	1,718,000	—
Additional paid-in capital	2,039,925,000	2,032,305,000
Accumulated deficit	(567,211,000)	(467,249,000)
Total stockholders’ equity	1,475,005,000	1,567,340,000
Total liabilities and stockholders' equity	$2,436,867,000	$2,291,629,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$74,953,000	$66,426,000	$144,888,000	$135,669,000
Interest income from mortgage notes receivable and other income	1,308,000	1,648,000	2,616,000	3,297,000
Total revenues	76,261,000	68,074,000	147,504,000	138,966,000
Expenses:
Rental expenses	24,730,000	21,724,000	47,445,000	45,582,000
General and administrative expenses	4,908,000	5,331,000	10,915,000	10,668,000
Acquisition-related expenses	2,970,000	361,000	5,292,000	1,423,000
Depreciation and amortization	30,964,000	26,701,000	58,321,000	53,451,000
Listing expenses	12,544,000	—	12,544,000	—
Non-traded REIT expenses	1,704,000	1,424,000	3,847,000	3,395,000
Total expenses	77,820,000	55,541,000	138,364,000	114,519,000
(Loss) income before other income (expense)	(1,559,000)	12,533,000	9,140,000	24,447,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest expense related to debt	(10,498,000)	(9,953,000)	(20,731,000)	(19,939,000)
Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	(5,434,000)	(1,444,000)	(6,234,000)	(1,300,000)
Debt extinguishment costs	(1,886,000)	—	(1,886,000)	—
Interest and dividend income	63,000	26,000	91,000	144,000
Net (loss) income	$(19,314,000)	$1,162,000	$(19,620,000)	$3,352,000
Less: net (income) loss attributable to noncontrolling interest of limited partners	(8,000)	9,000	(16,000)	(31,000)
Net (loss) income attributable to controlling interest	$(19,322,000)	$1,171,000	$(19,636,000)	$3,321,000
Net (loss) income per share attributable to controlling interest on distributed and undistributed earnings — basic and diluted	$(0.08)	$0.01	$(0.09)	$0.01
Weighted average number of shares outstanding
Basic	229,436,425	228,340,776	229,158,939	221,606,526
Diluted	229,436,425	228,800,828	229,158,939	222,066,578
Distributions declared per common share	$0.17	$0.18	$0.35	$0.36
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Common Stock Issued
	Common Stock	Class A	Class B	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE — December 31, 2010	202,643,705	—	—	$2,026,000	$1,795,413,000	$(310,193,000)	$1,487,246,000
Issuance of common stock	21,767,175	—	—	220,000	211,410,000	—	211,630,000
Offering costs	—	—	—	—	(15,355,000)	—	(15,355,000)
Issuance of restricted common stock	25,000	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	1,542,000	—	1,542,000
Issuance of common stock under the DRIP	3,909,772	—	—	39,000	37,104,000	—	37,143,000
Repurchase and cancellation of common stock	(1,834,141)	—	—	(18,000)	(17,666,000)	—	(17,684,000)
Distributions	—	—	—	—	—	(79,450,000)	(79,450,000)
Net income attributable to controlling interest	—	—	—	—	—	3,321,000	3,321,000
BALANCE — June 30, 2011	226,511,511	—	—	$2,267,000	$2,012,448,000	$(386,322,000)	$1,628,393,000

BALANCE — December 31, 2011	228,491,312	—	—	$2,284,000	$2,032,305,000	$(467,249,000)	$1,567,340,000
Issuance of restricted common stock	625,667	—	—	6,000	(6,000)	—	—
Amortization of share based compensation	—	—	—	—	7,647,000	—	7,647,000
Issuance of common stock under the DRIP	3,362,473	—	—	33,000	31,882,000	—	31,915,000
Repurchase and cancellation of common stock	(3,070,013)	(46,289)	(138,855)	(32,000)	(31,903,000)	—	(31,935,000)
Conversion	(229,409,439)	57,425,322	171,984,117	—	—	—	—
Distributions	—	—	—	—	—	(80,326,000)	(80,326,000)
Net loss attributable to controlling interest	—	—	—	—	—	(19,636,000)	(19,636,000)
BALANCE — June 30, 2012	—	57,379,033	171,845,262	$2,291,000	$2,039,925,000	$(567,211,000)	$1,475,005,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(19,620,000)	$3,352,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount, and lease inducements)	56,966,000	51,073,000
Amortization of share based compensation	7,647,000	1,542,000
Bad debt expense	476,000	454,000
Change in fair value of derivative financial instruments	5,295,000	574,000
Changes in operating assets and liabilities:
Accounts and other receivables, net	947,000	2,798,000
Other assets	(5,069,000)	(2,129,000)
Accounts payable and accrued liabilities	1,297,000	2,594,000
Security deposits, prepaid rent and other liabilities	(78,000)	528,000
Net cash provided by operating activities	47,861,000	60,786,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(213,900,000)	(29,733,000)
Capital expenditures	(12,349,000)	(5,886,000)
Restricted cash and escrow deposits	(511,000)	(2,890,000)
Release of restricted cash	580,000	14,463,000
Real estate deposits paid	(2,810,000)	(2,000,000)
Real estate deposits used	3,800,000	3,500,000
Net cash used in investing activities	(225,190,000)	(22,546,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured term loan	—	125,500,000
Borrowings on unsecured revolving credit facility	268,000,000	—
Payments on unsecured revolving credit facility	(268,000,000)	(7,000,000)
Borrowings on unsecured term loan	300,000,000	—
Payments on mortgage loans payable	(79,774,000)	(163,907,000)
Deferred financing costs	(4,934,000)	(3,261,000)
Security deposits	193,000	231,000
Proceeds from issuance of common stock	—	211,630,000
Repurchase and cancellation of common stock	(31,935,000)	(17,684,000)
Payment of offering costs	—	(17,627,000)
Distributions	(51,237,000)	(41,011,000)
Payment on earnout liability	(328,000)	—
Distributions to noncontrolling interest limited partners	(170,000)	(94,000)
Net cash provided by financing activities	131,815,000	86,777,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(45,514,000)	125,017,000
CASH AND CASH EQUIVALENTS — Beginning of period	69,491,000	29,270,000
CASH AND CASH EQUIVALENTS — End of period	$23,977,000	$154,287,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,531,000	$23,310,000
Income taxes	621,000	576,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$(3,795,000)	$2,325,000
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions of operating properties:
Debt, net	$—	$6,657,000
Real estate investments	43,497,000	—
Real estate notes receivable, net	(37,403,000)	—
Identified intangible assets	10,503,000	—
Accounts payable and accrued liabilities	16,597,000	—
Financing Activities:
Issuance of common stock under the DRIP	$31,915,000	$37,143,000
Distributions declared, but not paid, including common stock issued under the DRIP	11,284,000	13,642,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three and Six Months Ended June 30, 2012 and 2011
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

1. Organization and Description of Business
Healthcare Trust of America, Inc., a Maryland corporation, was incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that to be our date of inception.
We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT, primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on gross leasable area, or GLA, and have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with conservative leverage, and (iii) seek internal growth through proactive asset management, leasing and property management oversight. We have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2,548,860,000 through June 30, 2012. As of June 30, 2012, our portfolio consisted of 245 medical office buildings and 19 other facilities that serve the healthcare industry, as well as mortgage loans receivable secured by medical office buildings.
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol "HTA", or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not currently listed on a national exchange. The shares of our Class B common stock will convert into shares of our Class A common stock at specified times and all of our Class B common stock will have converted into our Class A common stock within 18 months of the Listing. For the three and six months ended June 30, 2012, we incurred $12,544,000 of expenses associated with the Listing and related activities. These expenses were primarily for professional fees, share based compensation expense and other previously deferred offering costs.
From September 20, 2006 to February 28, 2011, we completed two public offerings of shares of our common stock for $10.00 per share. In addition, we offered shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. In the aggregate, we received and accepted subscriptions in our initial offering and our follow-on offerings for 220,673,545 shares of our common stock, or $2,195,655,000, excluding shares of our common stock issued under the DRIP.
Our principal executive offices are located at 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254. Our telephone number is (480) 998-3478. For investor services, contact DST Systems, Inc. at telephone number (888) 801-0107.

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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Basis of Presentation
Our accompanying interim condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any consolidated variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All significant inter-company balances and transactions have been eliminated in the condensed consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of June 30, 2012 and December 31, 2011, we owned an approximately 99.93% general partner interest in our operating partnership. As of June 30, 2012 and December 31, 2011, approximately 0.07% of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010 (see Note 11).
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our interim condensed consolidated financial statements.
In our previously issued statements of operations for the three and six months ended June 30, 2011, non-traded REIT expenses were included in general and administrative expenses. These amounts have been reclassified to conform to current-period presentation in our condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Included in ASC 820, Fair Value Measurement), or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a non-financial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We adopted ASU 2011-04 in fiscal 2012; we have reflected the adoption of ASU 2011-04 in the disclosures to our interim condensed consolidated financial statements.

3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Land	$171,463,000	$168,065,000
Building and improvements	2,030,065,000	1,803,174,000
Furniture and equipment	5,000	15,000
	2,201,533,000	1,971,254,000
Accumulated depreciation	(199,601,000)	(164,783,000)
Total	$2,001,932,000	$1,806,471,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Depreciation expense for the three months ended June 30, 2012 and 2011 was $18,704,000 and $16,148,000, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $35,833,000 and $32,173,000, respectively.

4. Business Combinations
For the six months ended June 30, 2012, we have completed three new acquisitions, expanded one of our existing portfolios through the purchase of an additional medical office building and consolidated a variable interest entity, or VIE. The aggregate purchase price for these acquisitions was $268,187,000 in addition to closing costs attributable to these acquisitions of $1,938,000. Results of operations for these acquisitions are reflected in our interim condensed consolidated statements of operations for the three and six months ended June 30, 2012 for the periods subsequent to the acquisition dates.
As of June 30, 2012, the aggregate purchase price of the acquisitions and consolidation of the VIE was allocated in the amounts set forth in the table below. Due to the timing of the consolidation of the VIE, we have not finalized the appraisal and valuation related thereto. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate in accordance with the guidance prescribed by ASC 805.

2012 Acquisitions	Total
Land	$3,398,000
Building	204,031,000
Site improvements	2,507,000
Unamortized tenant improvement costs	12,496,000
Leasehold interest in land, net	3,284,000
Below market leases	(1,415,000)
Unamortized lease origination costs	10,134,000
In place leases	14,193,000
Tenant relationships	19,272,000
Net assets acquired	267,900,000
Liability assumed	287,000
Aggregate purchase price	$268,187,000
For the six months ended June 30, 2011, we completed the acquisition of one new property portfolio and we purchased two additional medical office buildings within our existing property portfolios. The aggregate purchase price associated with these acquisitions was $36,314,000 in addition to closing costs attributable to these acquisitions of $336,000. The aggregate purchase price of these acquisitions was allocated in the amount of $945,000 to land, $24,539,000 to building and improvements, $1,794,000 to tenant improvements, $852,000 to lease commissions, $4,867,000 to leases in place, $2,887,000 to tenant relationships, $603,000 to above market leasehold interest in land, $(76,000) to above market debt, $20,000 to above market leases, and $(117,000) to below market leases.
In accordance with ASC 805, Business Combinations, or ASC 805, we, with assistance from independent valuation specialists, allocate the purchase price of completed acquisitions to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships, above or below market debt assumed, and any contingent consideration transferred in the combination. The weighted average useful lives of the acquired intangibles above approximates the amount listed in Note 6 as of June 30, 2012.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of June 30, 2012, we owned one property, purchased during the third quarter of 2010, which is subject to an earnout provision whereby we may be obligated to pay additional consideration to the seller contingent on the future leasing and occupancy of vacant space at the property subject to the terms of the applicable agreements. This contingent earnout payment is based on a predetermined formula and has a set 24-month time period regarding the obligation to make these payments. If, at the end of this time period, which expired on August 4, 2012, certain space has not been leased and occupied, we will have no further obligation under the earnout. The total possible liability associated with the earnout at June 30, 2012, which is recorded within “Security deposits, prepaid rent, and other liabilities” in our interim condensed consolidated balance sheet, was $2,153,000. During the six months ended June 30, 2012, we made one payment of $328,000 under the earnout agreement. See Note 13, Fair Value of Financial Instruments for further discussion.
The property acquisitions completed during the six months ended June 30, 2012, were all cash transactions, no mortgage loans payable were assumed or put in place, and we acquired a 100% ownership interest in each property acquisition. See below for a brief description of each of the acquisitions.

•
On January 13, 2012, we completed the acquisition of St. John Providence MOB, an on-campus medical office building located in Novi, Michigan for $51,320,000. The St. John Providence MOB is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody's Investors Services rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia for $8,867,000. This is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased by us in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania for a purchase price of $54,000,000. Penn Avenue Place is an eight story, healthcare integrated Class A office building which was completely renovated in 1997. The building is anchored by Highmark, Inc. (Standard & Poor's Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts for a purchase price of $100,000,000. This portfolio consists of 13 medical office buildings located on the campuses of Steward Care network. This portfolio is 100% master leased on a triple net basis by Steward Health Care System LLC until 2024.

We recorded revenues and net income for the three months ended June 30, 2012 of approximately $7,462,000 and $2,213,000, respectively, related to the above acquisitions.
We recorded revenues and net income for the six months ended June 30, 2012 of approximately $10,028,000 and $2,782,000, respectively, related to the above acquisitions.
Consolidation of Variable Interest Entity
ASC 810, Consolidation, establishes accounting standards for reviewing a VIE to determine who is the primary beneficiary. In December 2009, we acquired a net $37,135,000 mortgage loan receivable collateralized by the Rush medical office building, or Rush. We also entered into a put option agreement with the borrower of the loan receivable. In June 2012, the borrower exercised the put option and we became the primary beneficiary of the building. As of June 30, 2012, we have consolidated the operations of Rush. We expect to close on the acquisition of Rush for $54,000,000 during the third quarter of 2012.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Supplementary Pro Forma Information
The following pro forma consolidated results of operations for the three and six months ended June 30, 2012 and 2011 assumes the 2012 acquisitions, including the consolidation of the VIE, all occurred on January 1, 2011 and exclude $1,938,000 of acquisition related expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$76,573,000	$75,225,000	$153,023,000	$153,269,000
Net (loss) income attributable to controlling interest	(19,703,000)	2,279,000	(17,019,000)	5,538,000

Net (loss) income attributable to controlling interest per basic share	$(0.09)	$0.01	$(0.07)	$0.02
Net (loss) income attributable to controlling interest per diluted share	(0.09)	0.01	(0.07)	0.02

Assuming the fiscal 2011 property acquisitions discussed above had occurred on January 1, 2011, for the six months ended June 30, 2011, pro forma revenues, net income attributable to controlling interest and net income per basic and diluted share attributable to controlling interest would have been $139,872,000, $3,382,000 and $0.02, respectively. Supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to exclude $265,000 of acquisition-related costs incurred during the six months ended June 30, 2011. The fiscal 2011 acquisitions were completed during the first quarter and the results of operations were included in the historical results for the three months ended June 30, 2011.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

5. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Real estate notes receivable - portfolio 1	$20,000,000	$20,000,000
Real estate notes receivable - portfolio 2	—	41,150,000
Add: Notes receivable closing costs, net	—	324,000
Less: Discount, net	—	(4,015,000)
Real estate notes receivable, net	$20,000,000	$57,459,000

The first portfolio consists of four promissory notes receivables secured by medical office buildings. The interest rates on the promissory notes in the portfolio range from 10.85% per annum to 10.95% per annum and the weighted average effective interest rate at June 30, 2012 was 14.57% per annum. The promissory notes in the portfolio were set to mature on May 1, 2012, but were extended to November 1, 2012 for an extension fee payable to us of $50,000.
The second portfolio consists of one promissory note receivable secured by a medical office building. In June 2012, a put option on the building was exercised by the borrower and we became the primary beneficiary of the building. As of June 30, 2012, we have consolidated the operations of the building. See Note 4, Business Combinations for further discussion. The interest rate was 7.76% per annum and the effective interest rate at June 30, 2012 was 8.6% per annum. The promissory note matures on December 1, 2014.
We monitor the credit quality of our real estate notes receivable portfolios on an ongoing basis by tracking possible credit quality indicators. As of June 30, 2012, all of our real estate notes receivable are current and we have not provided for any allowance for losses on notes receivable, and as of June 30, 2012, we have had no impairment with respect to our notes receivable. We made no significant purchases or sales of notes or other receivables during the six months ended June 30, 2012.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

6. Identified Intangibles, Net
Identified intangible assets and liabilities, net for our properties consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets:
In place leases	$176,514,000	$156,578,000
Above market leases	21,746,000	22,585,000
Tenant relationships	178,055,000	163,842,000
Below market leasehold interests	30,608,000	27,323,000
	406,923,000	370,328,000
Accumulated amortization	(111,258,000)	(97,938,000)
Total	$295,665,000	$272,390,000

Weighted average remaining life in years	16.4	16.3

Liabilities:
Below market leases	$13,129,000	$12,378,000
Above market leasehold interests	3,827,000	3,827,000
	16,956,000	16,205,000
Accumulated amortization	(4,672,000)	(4,373,000)
Total	$12,284,000	$11,832,000

Weighted average remaining life in years	19.5	20.6
The following is a summary of the intangible amortization for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income related to above or below market leases	$295,000	$486,000	$715,000	$987,000
Rental expenses related to above or below market leasehold interests	132,000	174,000	307,000	351,000
Amortization expense related to in place leases and tenant relationships	11,783,000	10,277,000	21,620,000	20,784,000

As of June 30, 2012, the amortization of intangible assets and liabilities for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Assets	Liabilities
2012	$21,080,000	$808,000
2013	37,027,000	1,476,000
2014	33,631,000	1,079,000
2015	30,203,000	900,000
2016	26,859,000	735,000
Thereafter	146,865,000	7,286,000
Total	$295,665,000	$12,284,000

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

7. Other Assets, Net
Other assets, net for our properties consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred financing costs	$17,613,000	$13,183,000
Lease commissions	10,700,000	9,761,000
Lease inducements	1,825,000	1,820,000
Deferred rent receivable (net of allowance)	34,939,000	29,627,000
Prepaid expenses, deposits and other	8,851,000	9,421,000
Tenant note receivable	3,028,000	—
	76,956,000	63,812,000
Accumulated amortization	(9,609,000)	(7,370,000)
Total	$67,347,000	$56,442,000
During 2012, we capitalized $4,934,000 of deferred financing costs associated with the new unsecured revolving credit and term loan facility.
The tenant note receivable is for a loan to a tenant for building improvements. The maximum amount of the loan is $4,500,000 and the interest rate is 9.0% per annum. This note requires monthly principal and interest payments through July 2027. As of June 30, 2012, this note is current and we have not provided for any allowance for losses, and as of June 30, 2012, we have had no impairment with respect to this note.
The following is a summary of amortization of other assets for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense related to lease commissions and related lease fees	$477,000	$276,000	$868,000	$494,000
Interest expense related to deferred financing costs	891,000	858,000	2,118,000	1,870,000
Rental income related to lease inducements	88,000	34,000	201,000	88,000

8. Debt, Net

Debt, net consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Unsecured Term Loan	$300,000,000	$—
Fixed Rate Mortgages	392,906,000	461,248,000
Variable Rate Mortgages	38,377,000	49,810,000
Secured Real Estate Term Loan	125,500,000	125,500,000
	856,783,000	636,558,000
Add: Net Premium	2,535,000	2,591,000
Total	$859,318,000	$639,149,000

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2012, we believe that we were in compliance with all such financial covenants and reporting requirements.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Unsecured Revolving Credit Facility and Term Loan
On March 29, 2012, we entered into a new credit agreement, or the new credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, or JPMorgan Securities, LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association, Fifth Third Bank, Capital One, N.A., Regions Bank, and Compass Bank, as documentation agents, and the lenders named therein, to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $575,000,000, or the unsecured revolving credit facility, and an unsecured term loan of $300,000,000, or the unsecured term loan. The new credit agreement matures in March 2016 and includes a one year extension option, subject to certain conditions. The new credit agreement replaces the previous $575,000,000 credit agreement that would have matured in May 2014. See below for a further discussion of the previous credit agreement.
The actual amount of credit available under the new credit agreement is a function of certain loan-to-value and debt service coverage ratios contained in the new credit agreement. Subject to the terms of the new credit agreement, the maximum principal amount of the new credit agreement may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders under the new credit agreement.
Borrowings under the unsecured revolving credit facility portion of the new credit agreement accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership’s credit ratings. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the unsecured revolving credit facility. The margin associated with borrowings as of June 30, 2012 was 1.55% and the facility fee as of June 30, 2012 was 0.35%. As of June 30, 2012, we had no amounts outstanding under the unsecured revolving credit facility.
Borrowings under the unsecured term loan portion of the new credit agreement accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership's credit ratings. The margin associated with borrowings as of June 30, 2012 was 1.85%. As of June 30, 2012, we had $300,000,000 outstanding under our unsecured term loan.
On March 29, 2012, we entered into an interest rate swap with Wells Fargo Bank N.A., as counterparty, for a notional amount of $200,000,000, and with a maturity date of March 29, 2017. On May 21, 2012, we entered into a interest rate swap with JPMorgan Chase Bank, N.A., Fifth Third Bank and Regions Bank for a notional amount of $100,000,000, and with a maturity date of June 15, 2016. These swaps fix the interest rate on our $300,000,000 unsecured term loan at 2.95% per annum.
The new credit agreement contains various affirmative and negative covenants that we believe are customary for facilities of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets.  The new credit agreement imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of June 30, 2012, we were in compliance with all applicable covenants. In addition, the new credit agreement includes events of default that we believe are customary for facilities of this type, including restricting us from making distributions to our stockholders in the event we are in default under the new credit agreement, except to the extent necessary for us to maintain our REIT status.
Previous Credit Agreement
As of December 31, 2011, we had no amounts outstanding under our former unsecured revolving credit facility and we were in compliance with all of the covenants therein. During the three months ended March 31, 2012, we had draws of $182,000,000 on this unsecured revolving credit facility in order to fund the acquisition of properties. During March 2012, these amounts were repaid and our former unsecured revolving credit facility was terminated in conjunction with the execution of the new credit agreement.
New Unsecured Term Loan
On July 20, 2012, we entered into a new term loan, or the new term loan, with Wells Fargo Bank, N.A, as the administrative agent, and Capital One, N.A and PNC Bank, as the co-documentation agents, in the amount of $155,000,000. Borrowings under the new term loan accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership's credit rating. The new term loan matures in July 2019.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

In anticipation of the new term loan, we entered into an interest rate swap on June 14, 2012 with Wells Fargo Bank, N.A., as counterparty, for a notional amount of $50,000,000, and with a maturity date of July 17, 2019. The interest rate swap fixes our LIBOR rate at 1.392%.
Fixed and Variable Rate Mortgages
As of June 30, 2012, we had fixed and variable rate mortgage loans with interest rates ranging from 1.89% to 12.75% per annum and a weighted average interest rate of 5.58% per annum. As of June 30, 2012, we had fixed rate interest rate swaps on $17,304,000 of this variable rate debt, thereby effectively fixing our interest rate on those debt instruments. After giving the effect to the impact of our interest rate swaps, the weighted average interest rate associated with our fixed and variable rate debt is 5.73% per annum.
As of December 31, 2011, we had fixed and variable rate mortgage loans with interest rates ranging from 1.77% to 12.75% per annum and a weighted average interest rate of 5.63% per annum. As of December 31, 2011, we had fixed rate interest rate swaps and caps on $25,908,000 of this variable rate debt, thereby effectively fixing our interest rate on those debt instruments. After giving the effect to the impact of our interest rate swaps and caps, the weighted average interest rate associated with our fixed and variable rate debt is 5.76% per annum.
Secured Real Estate Term Loan
We have a senior secured real estate term loan in the amount of $125,500,000 with Wells Fargo Bank, N.A. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of June 30, 2012, equaled 2.60%. After giving effect to the impact of the interest rate swap, which fixes the rate at 3.42% on $75,000,000 of the note, the weighted average interest rate associated with this term loan is 3.09% per annum. This secured term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for this secured term loan includes financial covenants that we believe are customary for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this secured term loan includes events of default that we believe are customary for loans of this type. This secured term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted through March 1, 2013. Our operating partnership has guaranteed 25% of the principal balance (or $31,375,000) and 100% of the interest under this secured term loan.
Future Debt Maturities
As of June 30, 2012, the principal payments due on debt for the six months ending December 31, 2012, and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2012	$41,715,000
2013	157,018,000
2014	13,393,000
2015	72,625,000
2016	404,696,000
Thereafter	167,336,000
Total	$856,783,000

The amounts reflected as maturing in 2012 include $17,698,000 of principal maturities that can be extended by us to 2013 under certain conditions.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

9. Derivative Financial Instruments
ASC 815, Derivatives and Hedging, or ASC 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives, such as fixed interest rate swaps and interest rate caps, to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC 815, we record derivative financial instruments on our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.
As of June 30, 2012 and December 31, 2011, none of our derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded within the line item entitled “Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments” in our accompanying condensed consolidated statements of operations.
The following table lists the derivative financial instruments held by us as of June 30, 2012:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$17,304,000	LIBOR	3.79%	$(726,000)	Swap	9/28/2013
75,000,000	LIBOR	1.07	(844,000)	Swap	12/31/2013
200,000,000	LIBOR	1.23	(4,094,000)	Swap	3/29/2017
100,000,000	LIBOR	0.86	(840,000)	Swap	6/15/2016
50,000,000	LIBOR	1.39	(494,000)	Swap	7/17/2019

The following table lists the derivative financial instruments held by us as of December 31, 2011:

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$16,578,000		LIBOR	3.79%	$(946,000)	Swap	9/28/2013
75,000,000		LIBOR	1.07	(846,000)	Swap	12/31/2013
9,330,000	(a)	LIBOR	2.00	89,000	Cap	12/31/2014
As of June 30, 2012 and December 31, 2011, the fair value of our derivative financial instruments was as follows:

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	n/a	n/a	n/a	n/a	Derivative Financial Instruments	$6,998,000	Derivative Financial Instruments	$1,792,000
Interest Rate Cap (a)	Other Assets	$—	Other Assets	$89,000	n/a	n/a	n/a	n/a

(a) The associated mortgage loans were paid off in April and May 2012.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the three and six months ended June 30, 2012 and 2011, the derivative financial instruments associated with our operating properties had the following effect on our condensed consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments Under:	Location of Gain (Loss) Recognized	Recognized For the Three Months Ended		Recognized For the Six Months Ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Rate Swaps	Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	$(4,728,000)	$(934,000)	$(5,206,000)	$(455,000)
Interest Rate Cap	Interest expense related to derivative financial instruments and net change in fair value of derivative financial instruments	(59,000)	(144,000)	(89,000)	(119,000)
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2012, there have been no termination events or events of default related to the interest rate swaps.

10. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability at our properties that we believe would require additional disclosure or the recording of a loss contingency.
Tax Status
During first quarter of 2012 we entered into a closing agreement, or the Closing Agreement, with the Internal Revenue Service, or the IRS, pursuant to which (i) the IRS agreed not to challenge our dividends as preferential for our taxable years 2007, 2008, 2009 and 2010, and (ii) we paid a compliance fee in an immaterial amount to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to us for our payment of this compliance fee will be considered gross income. As a result of the Closing Agreement, we continue to qualify as a REIT and to satisfy our distribution requirements.
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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

11. Redeemable Noncontrolling Interest of Limited Partners
As of June 30, 2012 and December 31, 2011, respectively, we owned a 99.93% general partner interest in our operating partnership. As of June 30, 2012 and December 31, 2011, respectively, 0.07% of our operating partnership was owned by individual investors that elected to exchange their partnership interests in the Fannin partnership that owns the 7900 Fannin Medical Office Building for limited partner units in our operating partnership. In connection with this transaction we acquired the majority interest in the Fannin partnership on June 30, 2010. In the aggregate, as of June 30, 2012, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.
On May 16, 2012, we implemented a long-term incentive plan for certain executive officers, non-employee directors and other employees, which consisted of issuing Series C units in our operating partnership. Currently, these non-vested partnership units are entitled to certain distributions and income in accordance with our Amended and Restated Limited Partnership Agreement. See Note 12, Stockholders' Equity for further discussion.
Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity, or ASC 480, at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity. As of June 30, 2012 and 2011, redeemable noncontrolling interest of limited partners was $3,641,000 and $3,775,000, respectively. The carrying amount was higher than the redemption value as of June 30, 2012. The redemption value is based on our stock price which is considered a Level 1 input. Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended June 30, 2012 and 2011.

Balance as of December 31, 2010	$3,867,000
Net income attributable to noncontrolling interest of limited partners	31,000
Distributions	(123,000)
Balance as of June 30, 2011	$3,775,000

Balance as of December 31, 2011	$3,785,000
Net income attributable to noncontrolling interest of limited partners	16,000
Distributions	(160,000)
Balance as of June 30, 2012	$3,641,000
The $16,000 and $31,000 of net income attributable to noncontrolling interest shown on our interim condensed consolidated statements of operations reflects the net income attributable to the noncontrolling interest of limited partners during the six months ended June 30, 2012 and 2011, respectively.

12. Stockholders’ Equity

Common Stock
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or NYSE, under the symbol "HTA". In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while Class A and Class B common stock are collectively referred to as our common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. The shares of our Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock, six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of our Class B common stock will have converted into our Class A common stock. Our Board of Directors has the discretion to convert all of our Class B common stock to our Class A common stock on the six month anniversary of the Listing. Shares of our Class A and Class B common stock participate in distributions equally.
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2012 and December 31, 2011 no shares of preferred stock were issued and outstanding.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Tender Offer
On June 6, 2012, we commenced a modified "Dutch Auction" cash tender offer, or the Tender Offer, to purchase up to $150,000,000 in value of our Class A common stock. As a result of the Tender Offer, on July 25, 2012, we purchased 14,851,485 shares of our Class A common stock at a purchase price of $10.10 per share, for an aggregate cost of approximately $150,000,000, excluding fees and expenses.
Distribution Reinvestment Plan
We had a Distribution Reinvestment Plan, or the DRIP, whereby stockholders could have their distributions reinvested in our common stock at $9.50 per share. In connection with the Listing, we terminated the DRIP. For the six months ended June 30, 2012 and 2011, $31,915,000 and $37,143,000, respectively, in distributions were reinvested and 3,362,473 and 3,909,772 shares of our common stock, respectively, were issued under the DRIP.
Share Repurchase Plan
We had a share repurchase plan whereby stockholders could sell their shares of our common stock to us in limited circumstances. In connection with the Listing, we terminated the share repurchase plan. For the six months ended June 30, 2012, we repurchased 3,070,013 shares of our common stock pursuant to the share repurchase plan, at an average price of $9.80 per share, for an aggregate amount of $30,098,000. For the six months ended June 30, 2011, we repurchased 1,834,141 shares of our common stock pursuant to the share repurchase plan, at an average price of $9.64 per share, for an aggregate amount of $17,684,000.
Long-Term Incentive Program
On May 16, 2012, our Compensation Committee approved a long term-term incentive program, or LTIP, for the benefit of our executive officers, non-employee directors and other employees selected to participate in the program. Awards under the LTIP consist of membership units in Healthcare Trust of America Holdings, LP, or our operating partnership, and are subject to the achievement of certain performance and market conditions. Upon vesting, the LTIP units will be converted into common units and may be converted into shares of our common stock in accordance with the Amended and Restated Limited Partnership Agreement. The Compensation Committee authorized 2,905,000 shares for grant and the contractual term is 4 years. ASC 718, Compensation - Stock Compensation, establishes accounting and reporting standards for LTIP awards. With the assistance of our third party valuation experts, we utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of the awards of $5.56 per share using the following assumptions:

2012 Assumptions
Volatility	21.25%
Dividend yield	5.80%
Expected term in years	0.74 to 0.82
Risk-free rate	0.576%
Stock price (per share)	$9.92

During the three and six months ended June 30, 2012, we issued 2,875,000 LTIP shares, all of which are unvested and outstanding as of June 30, 2012. We recognized $1,457,000 of expense associated with the LTIP awards during the three and six months ended June 30, 2012. As of June 30, 2012, there was $12,016,000 of unrecognized expense that will be recognized over a period of less than one year. The unrecognized expense does not include $4,464,000 of expense associated with 450,000 shares that will only vest as a result of a change in control of the Company. We will not recognize any expense associated with these shares until such event occurs or is probable.
Amended and Restated 2006 Incentive Plan and 2006 Independent Directors Compensation Plan
Our Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. Our philosophy regarding compensation is to structure employee compensation to promote and reward performance-based behavior, which results in risk-managed, added value to our company and stockholders. The Plan is designed to provide us with maximum flexibility to our company consistent with our current size, the stage of our life cycle, and our overall strategic plan.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards; including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 10,000,000. As of June 30, 2012, there were 8,756,000 shares available for grant under the Plan.
Prior to the Listing, we issued and/or redeemed each share of restricted common stock and restricted common stock unit that has been granted under the Plan at $10.00 per share. Subsequent to the Listing, the fair value of each share of restricted common stock and restricted common stock unit is the closing price of our common stock on the NYSE. Shares of restricted common stock and restricted common stock units may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting.
For the three months ended June 30, 2012 and 2011, we recognized compensation expense of $5,188,000 and $645,000, respectively, related to the restricted common stock grants. For the six months ended June 30, 2012 and 2011, we recognized compensation expense of $6,190,000 and $1,542,000, respectively, related to the restricted common stock grants. In connection with the Listing, previously issued restricted shares of certain executives and the Board of Directors were accelerated and became fully vested. The $4,683,000 of expense recognized as a result of the accelerations was included in listing expenses in our accompanying interim condensed and consolidated statements of operations for the three and six months ended June 30, 2012. The non-accelerated expense was included in non-traded REIT expenses in our accompanying interim condensed consolidated statements of operations for all periods presented. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
A portion of our awards to our executives may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. For the six months ended June 30, 2012 and 2011, 305,834 shares and 41,667 shares, respectively, were settled in cash. As of June 30, 2012, there are no outstanding cash shares.
As of June 30, 2012, there was approximately $617,500 of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock which will be recognized over a remaining weighted average period of 2.7 years.
A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of June 30, 2012 and December 31, 2011, respectively, and the changes for the six months ended June 30, 2012, is presented below:

	Restricted Common Stock/Units	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	616,506	$10.00
Granted	359,000	9.99
Vested	(817,500)	9.99
Forfeited	(74,006)	10.00
Balance — June 30, 2012	84,000	$10.00
Nonvested Shares Expected to vest — June 30, 2012	84,000	$10.00

13. Fair Value of Financial Instruments
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

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

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
Although we have determined that the majority of the inputs used to value our interest rate swap and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(6,998,000)	$—	$(6,998,000)
Earnout liability	—	—	(2,153,000)	(2,153,000)
Total liabilities at fair value	$—	$(6,998,000)	$(2,153,000)	$(9,151,000)

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of June 30, 2012, there have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer.
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
The potential earnout liability is associated with a property that was purchased in the third quarter of 2010, which is subject to an earnout provision, payment of which is contingent on the future leasing and occupancy of the vacant space. The contingent liability is valued based on our judgment as to the probability of the predetermined formula obligating us to pay additional consideration to the seller over a 24 month period that expired on August 4, 2012. The probability of occurrence is dependent on the seller providing us with qualified leases that meet all requirements under the applicable agreement. During the six months ended June 30, 2012, we paid the seller $328,000 which decreased fair value of the liability to $2,153,000. During the six months ended June 30, 2011, there was no change in the fair value of the liability.
Financial Instruments Disclosed at Fair Value
ASC 825 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.
Our accompanying interim condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, restricted cash, accounts and other receivables, net, accounts payable and accrued liabilities, and debt.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, net, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2.
The fair value of the debt is estimated using borrowing rates available to us with similar terms and maturities. As of June 30, 2012, the fair value of the debt was $915,579,000 compared to the carrying value of $859,318,000. As of December 31, 2011, the fair value of the debt was $687,862,000 compared to the carrying value of $639,149,000. All of these financial instruments are considered Level 2.
The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made. As of June 30, 2012, the fair value of these notes was $20,505,000 as compared to the carrying value of $20,000,000. As of December 31, 2011, the fair value of these notes $64,046,000 as compared to the carrying value of $57,459,000. All of these financial instruments are considered Level 2.

14. Per Share Data
We report (losses) earnings per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted (loss) income per share pursuant to the two-class method as described in ASC 260. We have two classes of common stock for purposes of calculating our earnings per share. These classes are our common stock and our restricted stock. For the three and six month periods ended June 30, 2012 and 2011, all of our earnings were distributed and the calculated (losses) earnings per share amount would be the same for both classes as they all have the same rights to distributed earnings.

Healthcare Trust of America, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Basic (losses) earnings per share attributable for each of the three and six months ended June 30, 2012 and 2011 are computed by dividing net (loss) income by the weighted average number of shares of our common stock outstanding during the period. Diluted (losses) earnings per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three and six months ended June 30, 2012, 177,386 shares, respectively, were excluded from the computation of diluted shares as their impact would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(19,314,000)	$1,162,000	$(19,620,000)	$3,352,000
Net (income) loss attributable to noncontrolling interest of limited partners	(8,000)	9,000	(16,000)	(31,000)
Net (loss) income attributable to controlling interest	$(19,322,000)	$1,171,000	$(19,636,000)	$3,321,000
Denominator:
Weighted average number of shares outstanding — basic	229,436,425	228,340,776	229,158,939	221,606,526
Dilutive restricted stock	—	460,052	—	460,052
Weighted average number of shares outstanding — diluted	229,436,425	228,800,828	229,158,939	222,066,578
Basic (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest	$(0.08)	$0.01	$(0.09)	$0.01
Diluted (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest	$(0.08)	$0.01	$(0.09)	$0.01

15. Subsequent Events
The significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the condensed consolidated financial statements are summarized below.
Tender Offer
On July 25, 2012, we repurchased 14,851,485 shares of our Class A common stock at an average price of $10.10 per share, for an aggregate amount of $150,000,000, excluding fees and expenses. See Note 12, Stockholders' Equity for further discussion.
New Unsecured Term Loan
On July 20, 2012, we entered into a new $155,000,000 unsecured term loan. See Note 8, Debt, Net for further discussion.
Distributions
On July 2, 2012, we paid cash distributions of $10,985,000 for June 2012.
On August 1, 2012, our Board of Directors authorized a cash distribution for the quarter ending September 30, 2012. The distribution will be paid on October 1, 2012 to stockholders of record on September 28, 2012. This distribution of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A, Class B-1, Class B-2 and Class B-3 common stock.
Pending Acquisitions
On July 23, 2012, we entered into a definitive agreement to acquire the Rush medical office building for $54,000,000 pursuant to a put option associated with our net $37,135,000 mortgage loan receivable. See Note 4, Business Combination for further discussion.
Stock Repurchase Program
On August 3, 2012, our Board of Directors authorized a stock repurchase program up to $100,000,000 of our Class A common stock from time to time prior to August 5, 2014. At our discretion, stock may be repurchased in the open market or in private negotiated transactions, and the timing and the amount of any repurchases are subject to a number of conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying interim condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K as filed with the SEC on March 27, 2012. Such interim condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2012 and December 31, 2011, together with our results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.
Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” "opinion," “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this quarterly report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this quarterly report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. The following factors, as well as any cautionary language in this quarterly report on Form 10-Q, provide examples of certain risks, uncertainties and events that could cause actual results to differ materially and adverse ways from those presented in our forward-looking statements:

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
Overview
We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT, primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on gross leasable area, or GLA. We have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, actively manage our balance sheet to maintain flexibility with conservative leverage, and seek internal growth through proactive asset management, leasing and property management oversight.
We invest primarily in high-quality medical office buildings in our target markets. We have invested $2.5 billion in high-quality medical office buildings and other facilities that serve the healthcare industry through June 30, 2012. As of June 30, 2012, our portfolio consisted of 245 medical office buildings and 19 other facilities that serve the healthcare industry, as well as mortgage loans receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.4 million square feet of GLA, with an occupancy of approximately 91%, including leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 26 states, with no state having more than 11.0% of the total portfolio GLA as of June 30, 2012. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Pittsburgh, Pennsylvania; Dallas, Texas; Boston, Massachusetts; Raleigh, North Carolina; and Oklahoma City, Oklahoma.
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol "HTA", or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while our Class A and Class B common stock are collectively referred to as our common stock. The Class B common stock is identical to the Class A common stock except that our Class B common stock is not listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. The shares of our Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock, six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of our Class B common stock will have converted into our Class A common stock. Our Board of Directors has the discretion to convert all of our Class B common stock to our Class A common stock on the six month anniversary of the Listing. Each share of our Class A and Class B common stock participate in distributions equally.
On June 6, 2012, we commenced a modified "Dutch Auction" cash tender offer, or the Tender Offer, to purchase up to $150.0 million in value of our Class A common stock. As a result of the Tender Offer, on July 25, 2012, we purchased 14,851,485 shares of our Class A common stock at a purchase price of $10.10 per share, for an aggregate cost of approximately $150.0 million, excluding fees and expenses.

Company Highlights
Portfolio Operating Performance

•
Normalized funds from operations, or Normalized FFO, was $35.7 million and $29.2 million for the three months ended June 30, 2012 and 2011, respectively. This represents an increase of $6.5 million, or 22.2%, compared to the same period in 2011. Normalized FFO was $65.6 million and $57.4 million for the six months ended June 30, 2012 and 2011, respectively. This represents an increase of $8.2 million, or 14.4%, compared to the same period in 2011. The increases over 2011 were driven by acquisitions, strength in leasing and continued focus on reducing operating expenses. Normalized FFO is a non-GAAP financial measure. For a reconciliation of Normalized FFO to net (loss) income, see "Funds from Operations and Normalized Funds from Operations" below.

•
For the three months ended June 30, 2012, net operating income, or NOI, increased 11.2%, or $5.2 million to $51.5 million as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, NOI increased 7.1%, or $6.7 million to $100.1 million as compared to the six months ended June 30, 2011. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net (loss) income, see "Net Operating Income" below.

•
For the three months ended June 30, 2012, revenue was $76.3 million as compared to $68.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, revenue was $147.5 million as compared to $139.0 million for the six months ended June 30, 2011.

•
For the three months ended June 30, 2012, we had a net loss of $19.3 million compared to net income of $1.2 million for the same period in 2011. For the six months ended June 30, 2012, we had a net loss of $19.6 million compared to net income of $3.4 million for the six months ended June 30, 2011. The losses in 2012 were primarily due to expenses associated with the Listing and related activities.

Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management

•
The occupancy rate on our portfolio of properties, including leases that have been executed, but which have not yet commenced, was approximately 91% as of June 30, 2012. Tenant retention for the portfolio was approximately 83% for the quarter and 86% for the year-to-date, indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

•
Our portfolio of 12.4 million square feet of GLA is focused on strategically located on-campus medical office buildings in locations with high barriers to entry. As of June 30, 2012, approximately 96% of our portfolio, based on GLA, was located on or adjacent to, or anchored by the campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent was approximately 39% at June 30, 2012. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of June 30, 2012, approximately 56% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

•
To establish more direct relationships and in an effort to reduce fees paid to third parties, we continue to focus on transitioning property management, leasing and construction management of our portfolio from third party teams to our internal teams. In the past year, we have focused on internalizing the property management in our largest markets, including Indiana, Arizona and South Carolina. We expect to continue to transition our property management function during 2012 to our in-house property management platform and anticipate having approximately 70% of our current portfolio's GLA managed internally by the end of the year. During the three and six months ended June 30, 2012, we transitioned 1.2 million and 2.1 million square feet of GLA to our in-house property management platform, respectively.

Conservative Financial Strategy and Balance Sheet Flexibility

•	As of June 30, 2012, we had a flexible balance sheet with total assets of $2.4 billion, cash and cash equivalents of $24.0 million, and a leverage ratio of total debt to total capitalization of 27.4%.

•
As of June 30, 2012, our $575.0 million new revolving credit facility was fully available, which has approximately four years remaining until the initial maturity, with a one-year extension option, subject to certain conditions. We believe our borrowing capacity under our new revolving credit facility as well as our access to other sources of debt and equity capital, while remaining within our low leverage range, should allow us to capitalize on favorable transactions that increase stockholder value.

•
During the first half of 2012, inclusive of the $155.0 million term loan which closed on July 20, 2012, we entered into over $1.0 billion of new credit facilities, including the refinancing of $650.3 million of existing mortgage and credit facilities. The net impact from these transactions has been to lower the average borrowing rate and extend maturities. Our weighted average borrowing cost, inclusive of the term loan which closed on July 20, 2012 and our interest rate swaps and cap, has decreased to 4.10% per annum, down significantly from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 3.8 years to 4.2 years. As part of the refinancing actions, we retired approximately $75.3 million of secured mortgage loans with a weighted average interest rate of 6.0% per annum.

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

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia, for $8.9 million. This building was approximately 30,000 square feet of GLA and is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased by us in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania, for a purchase price of $54.0 million. Penn Avenue Place is an eight story, approximately 558,000 square foot, healthcare integrated Class A office building which was completely renovated in 1997. The building is approximately 99.6% occupied as of the date of our acquisition and is anchored by Highmark, Inc. (Standard & Poor's Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012. Highmark, Inc., which leases and occupies 92.4% of the building, is one of the largest Blue Cross affiliates in the nation.

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

•
On July 23, 2012, we entered into a definitive agreement to purchase the Rush MOB located in Oak Park, Illinois for $54.0 million. The Rush MOB is a 135,000 square foot, on-campus medical office building that is 100% master leased under a triple-net lease through 2019 to Rush University Medical Center. Rush University Medical Center, rated A2 by Moody's, is a not-for-profit academic medical center comprising Rush University Medical Center, Rush University, Rush Oak Park Hospital and Rush Health. The building is connected with an enclosed walkway to Rush Oak Park Hospital, which is considered one of the dominant hospitals in the market. As of June 30, 2012, we consolidated the operations of the Rush MOB as a result of the seller exercising a put option.

Corporate Strategies
Achieve Growth through Targeted Acquisitions
We plan to continue to focus primarily on mid-sized acquisitions, in the $25 million to $75 million range, of high-quality medical office buildings in our target markets as discussed above. We also have completed larger acquisitions from time to time and expect to continue to do so when attractive opportunities emerge. In particular, we seek to acquire properties that have the following attributes:

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

Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Aurora Health, Banner Health, Catholic Healthcare Partners, Greenville Hospital System and Indiana University Health, among others. Through these relationships, we believe that we have developed a reputation of reliability, trustworthiness and high tenant satisfaction. In this regard, approximately 69% of our acquisitions since January 1, 2009, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems.
Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain conservative leverage and financing flexibility with carefully staged debt maturities, thereby positioning us to take advantage of strategic investment opportunities. We believe our borrowing capacity under our new revolving credit facility, as well as our access to other sources of debt and equity capital, while remaining within our targeted leverage range, should allow us to capitalize on favorable acquisition opportunities that arise. While we believe our new revolving credit facility will enable us to take advantage of acquisition opportunities on a short-term basis, we intend to take advantage of multiple sources of capital that we can use to effectively manage our long-term leverage strategy, repay our secured debt maturities, or finance future acquisition opportunities. These other sources of capital include unsecured public debt financing, additional equity issuances, unsecured bank loans, and secured property-level debt. Over the long-term, we intend to continue to focus on migrating our capital structure toward a higher volume of unsecured debt. We also will seek to maintain our investment grade credit ratings, which we first received in July 2011. We believe this is important to preserving our access to these capital sources on favorable terms. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital.
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (in particular, we are targeting approximately 70% of our existing portfolio to be managed internally by December 31, 2012);

•	leveraging and proactively partnering with recognized property management and leasing companies in markets where our in-house property management platform is not currently active;

•	increasing our average rental rates, maintaining or increasing renewal rates and actively leasing our vacant space;

•	improving the quality of service provided to our tenants by being attentive to their needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building our reputation as a desirable recognized landlord;

•
maintaining regional offices in markets where we have a significant presence, which enables us to create closer relationships with national and regional healthcare systems and other tenants and better respond to their needs; and

•	using market knowledge and economies of scale to continually reduce our operating costs.
We believe that we are well positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of June 30, 2012, our buildings were approximately 91% leased, including leases that we have executed, but which have not yet commenced.

Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting healthcare and real estate generally, and those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in Part I, Item 1A in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.
Rental Income
The amount of rental income generated by our operating properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that has become available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Acquisitions
During the six months ended June 30, 2012, we completed three new portfolio acquisitions, expanded one of our existing portfolios through the purchase of an additional medical office building and consolidated a variable interest entity. The aggregate purchase price of these acquisitions was $268.2 million.
Offering Proceeds
With the termination of our follow-on offering and our DRIP, we will use other means, such as debt financing, to finance our acquisition of additional real estate assets. To the extent our portfolio is not sufficiently diversified, we could have increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk.
General and Administrative Expenses
Some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, we could spend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of June 30, 2012, the occupancy rate of our portfolio of properties, including leases signed, but which have not yet commenced, was 91%. Our leasing strategy for 2012 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. If we are unable to negotiate such renewals, we will seek to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2012, we anticipate, but cannot provide assurance, that a majority of the tenants will renew for another term.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2012 and 2011
Our operating results are primarily comprised of income derived from our portfolio of properties. As of June 30, 2012, we owned and operated 245 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of 12.4 million square feet of GLA. As of June 30, 2011, we owned and operated 227 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of 11.1 million square feet of GLA.
Rental Income
For the three months ended June 30, 2012 and 2011, rental income attributable to our properties was $75.0 million and $66.4 million, respectively. For the three months ended June 30, 2012, rental income was comprised of contractual rental income of $72.2 million, straight-line rent of $2.5 million and other operating revenue of $0.3 million. For the three months ended June 30, 2011, rental income was comprised of contractual rental income of $63.7 million, straight-line rent of $2.5 million and other operating revenue of $0.2 million. The increase in rental income is due to the acquisition of additional buildings in our portfolio.

For the six months ended June 30, 2012 and 2011, rental income attributable to our properties was $144.9 million and $135.7 million, respectively. For the six months ended June 30, 2012, rental income was comprised of contractual rental income of $138.9 million, straight-line rent of $5.4 million and other operating revenue of $0.6 million. For the six months ended June 30, 2011, rental income was comprised of contractual rental income of $127.6 million, straight-line rent of $6.4 million and other operating revenue of $1.7 million. The increase in rental income is due to the acquisition of additional buildings in our portfolio, partially offset by $1.4 million of revenue from lease terminations included in rental revenues for the six months ended June 30, 2011.
The aggregate occupancy for our operating properties including leases we have executed, but which have not commenced was approximately 91% as of June 30, 2012 and 2011.
Rental Expenses
For the three months ended June 30, 2012 and 2011, rental expenses attributable to our properties were $24.7 million and $21.7 million, respectively. For the six months ended June 30, 2012 and 2011, rental expenses attributable to our properties were $47.4 million and $45.6 million, respectively. The increase in rental expense is due to the acquisition of additional buildings in our portfolio.
 General and Administrative Expenses
For the three months ended June 30, 2012 and 2011, general and administrative expenses were $4.9 million and $5.3 million, respectively. For the six months ended June 30, 2012 and 2011, general and administrative expenses were $10.9 million and $10.7 million, respectively. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others. For the three and six months ended June 30, 2012, general and administrative expense were relatively comparable to the same periods in 2011.
Acquisition-Related Expenses
For the three months ended June 30, 2012 and 2011, acquisition-related expenses attributable to our properties were $3.0 million and $0.4 million, respectively. For the six months ended June 30, 2012 and 2011, acquisition-related expenses attributable to our properties were $5.3 million and $1.4 million, respectively. The increase in acquisition-related expenses for both the three and six months ended June 30, 2012 was as a result of the increased acquisitions activity and certain purchase price adjustments.
Depreciation and Amortization
For the three months ended June 30, 2012 and 2011, depreciation and amortization expense was $31.0 million and $26.7 million, respectively. For the six months ended June 30, 2012 and 2011, depreciation and amortization expense was $58.3 million and $53.5 million, respectively. For both the three and six months ended June 30, 2012, the increase in depreciation and amortization expense was due to the increase in our portfolio over the respective periods, as discussed above.
Listing Expenses
In connection with the Listing, we incurred expenses totaling $12.5 million for the three and six months ended June 30, 2012, which were primarily for professional fees, share based compensation expense, and other previously deferred offering costs.
Non-Traded REIT Expenses
For the three months ended June 30, 2012 and 2011, non-traded REIT expenses were $1.7 million and $1.4 million, respectively. For the six months ended June 30, 2012 and 2011, non-traded REIT expenses were $3.8 million and $3.4 million, respectively. For the three months ended June 30, 2012 and 2011, these expenses include $0.8 million and $0.6 million of stockholder services cost, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. Shareholder services costs relate to daily, monthly and quarterly services provided to our approximately 58,000 stockholders, including the printing and mailing of shareholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we do not have. Additionally, these expenses include $0.9 million and $0.8 million of share-based compensation attributable to the executives and board of directors for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.  These related shares were accelerated pursuant to the Listing and were applicable to past service relative to our non-traded REIT status.

Interest Expense and Net Change in Fair Value of Derivative Instruments
Interest expense, which included the amortization of deferred financing costs and debt premium/discount, and net change in fair value of derivative financial instruments was $15.9 million and $11.4 million for the three months ended June 30, 2012 and 2011, respectively, and $27.0 million and $21.2 million for the six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense on our debt	$9,036,000	$8,698,000	$17,514,000	$17,399,000
Amortization of deferred financing costs and debt discount/premium	953,000	707,000	2,062,000	1,634,000
Unused credit facility fees	509,000	548,000	1,155,000	906,000
Total interest expense	10,498,000	9,953,000	20,731,000	19,939,000
Interest expense related to our derivative financial instruments and net change in fair value of derivative financial instruments	5,434,000	1,444,000	6,234,000	1,300,000
Total interest expense and net change in fair value of derivative financial instruments	$15,932,000	$11,397,000	$26,965,000	$21,239,000

During the first half of 2012, inclusive of the $155.0 million term loan which closed on July 20, 2012, we entered into over $1.0 billion of new credit facilities, including the refinancing of $650.3 million of existing mortgage and credit facilities. The net impact from these transactions has been to lower our average borrowing rate and extend maturities on our indebtedness. Our weighted average borrowing cost, inclusive of the term loan which closed on July 20, 2012 and our interest rate swaps and cap, has decreased to 4.10% per annum, down significantly from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 3.8 years to 4.2 years. As part of the refinancing actions, we retired approximately $75.3 million of secured mortgage loans with a weighted average interest rate of 6.0% per annum. The debt extinguishment costs associated with these mortgage loans totaled $1.9 million, but will result in annual cash savings of $2.3 million.
The increase in interest expense and net change in fair value of derivative financial instruments for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily due to the increased loss on the change in the fair value of our derivative financial instruments.
Debt Extinguishment Costs
During the three and six months ended June 30, 2012, we incurred $1.9 million of debt extinguishment costs associated with the debt retired as discussed above.
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

We compute FFO in accordance with the current standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. The NAREIT reporting guidance directs companies, for the computation of NAREIT FFO, to exclude impairments of depreciable real estate and impairments to investments in affiliates when write-downs are driven by measurable decreases in the fair value of depreciable real estate held by the affiliate. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use normalized funds from operations, or Normalized FFO, which excludes from FFO acquisition-related expenses, net change in fair value of derivative financial instruments, listing expenses, transitional expenses, debt extinguishment costs, and other normalizing items. Other normalizing items are are nonrecurring items such as legal settlements, lease termination fees and the write-off of deferred financing costs. Normalized FFO should not be considered as an alternative to net income or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.
The following is the calculation of FFO and Normalized FFO for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(19,314,000)	$1,162,000	$(19,620,000)	$3,352,000
Depreciation and amortization	30,964,000	26,701,000	58,321,000	53,451,000
FFO	$11,650,000	$27,863,000	$38,701,000	$56,803,000
FFO per share — basic and diluted	$0.05	$0.12	$0.17	$0.26
Acquisition-related expenses	2,970,000	361,000	5,292,000	1,423,000
Net change in fair value of derivative financial instruments	4,787,000	1,078,000	5,295,000	574,000
Listing expenses	12,544,000	—	12,544,000	—
Transitional expenses	1,704,000	—	1,704,000	—
Debt extinguishment costs	1,886,000	—	1,886,000	—
Other normalizing items	135,000	(111,000)	200,000	(1,417,000)
Normalized FFO	$35,676,000	$29,191,000	$65,622,000	$57,383,000
Normalized FFO per share — basic and diluted	$0.16	$0.13	$0.29	$0.26
Weighted average common shares outstanding — basic	229,436,425	228,340,776	229,158,939	221,606,526
Weighted average common shares outstanding — diluted	229,613,811	228,800,828	229,336,325	222,066,578
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization expenses, listing expenses, non-traded REIT expenses, interest expense and net change in fair value of derivative financial instruments, debt extinguishment costs and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net (loss) income to net operating income has been provided for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(19,314,000)	$1,162,000	$(19,620,000)	$3,352,000
Add:
General and administrative expenses	4,908,000	5,331,000	10,915,000	10,668,000
Acquisition-related expenses	2,970,000	361,000	5,292,000	1,423,000
Depreciation and amortization	30,964,000	26,701,000	58,321,000	53,451,000
Listing expenses	12,544,000	—	12,544,000	—
Non-traded REIT expenses	1,704,000	1,424,000	3,847,000	3,395,000
Interest expense and net change in fair value of derivative financial instruments	15,932,000	11,397,000	26,965,000	21,239,000
Debt extinguishment costs	1,886,000	—	1,886,000	—
Less:
Interest and dividend income	63,000	26,000	91,000	144,000
Net operating income	$51,531,000	$46,350,000	$100,059,000	$93,384,000
Liquidity and Capital Resources
We are dependent upon the proceeds from our operating cash flows and the proceeds from debt to conduct our activities. We stopped offering shares in our follow-on offering as of February 28, 2011 and terminated our DRIP during the second quarter of 2012. We may conduct additional public offerings of our common stock in the future. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. Because we are no longer receiving offering proceeds from our primary offering, we will rely on our operating cash flows and borrowings to fund our acquisitions and satisfy our other capital needs.
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

As of June 30, 2012, we estimate that our expenditures for capital improvements will require up to approximately $9.0 million for the coming six months. As of June 30, 2012, we had $8.7 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of June 30, 2012, we had $41.7 million of debt maturing during the last six months of the year. We will use cash flows from operations, cash on hand and our unsecured revolving credit facility to fund these debt maturities. As of June 30, 2012, we had cash and cash equivalents of $24.0 million and full access to our unsecured revolving credit facility of $575.0 million. Additionally, as of June 30, 2012, we had unencumbered properties with a gross book value of approximately $1.6 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
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
Cash Flows

	Six Months Ended June 30,
	2012	2011	Change
Cash and cash equivalents, beginning of period	$69,491,000	$29,270,000	$40,221,000
Net cash provided by operating activities	47,861,000	60,786,000	(12,925,000)
Net cash used in investing activities	(225,190,000)	(22,546,000)	(202,644,000)
Net cash provided by financing activities	131,815,000	86,777,000	45,038,000
Cash and cash equivalents, end of period	$23,977,000	$154,287,000	$(130,310,000)

Cash flows from operating activities decreased in 2012 primarily due to the costs associated with the Listing, partially offset by the operating income from our 2011 acquisitions being fully reflected in our operations for 2012 and from our 2012 acquisitions. We anticipate cash flows from operating activities to increase as we purchase more properties.
For the six months ended June 30, 2012, cash flows used in investing activities related primarily to the acquisition of real estate properties in the amount of $213.9 million and capital expenditures of $12.3 million. For the six months ended June 30, 2011, cash flows used in investing activities related primarily to $29.7 million for the acquisitions of real estate properties, partially offset by proceeds of $14.5 million from the release of restricted cash. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the six months ended June 30, 2012, net cash flows from financing activities related primarily to borrowings on our unsecured term loan of $300.0 million, partially offset by distributions to our stockholders of $51.2 million, repurchase of common stock of $31.9 million, repayments on mortgage loans payable of $79.8 million, and debt financing costs of $4.9 million associated with the new credit facility. For the six months ended June 30, 2011, cash flows provided by financing activities related primarily to funds raised from the issuance of common stock of $211.6 million and borrowings on our secured term loan of $125.5 million, partially offset by principal repayments of $163.9 million on mortgage loans payable, distributions to our stockholders of $41.0 million, repurchase of common stock of $17.7 million and offering costs of $17.6 million.

Distributions
In order to remain qualified as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue. We have paid distributions monthly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on the amount of any offering proceeds we may use to fund distributions.
On May 16, 2012, our Board of Directors determined that it was in the best interest of our stockholders to modify the payment of the monthly distributions to an annualized rate of $0.575 per share beginning June 1, 2012. After the payment of the June 2012 monthly distribution, we will declare the remaining 2012 distributions on a quarterly basis. It is our intent to continue to pay distributions. However, our Board of Directors may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.
If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income has historically resulted in a return of capital to our stockholders.
For the three months ended June 30, 2012, we paid distributions to our stockholders of $41.8 million ($29.0 million in cash and $12.8 million in shares of our common stock pursuant to the DRIP) and for the six months ended June 30, 2012, we paid distributions to our stockholders of $83.1 million ($51.2 million in cash and $31.9 million in shares of our common stock pursuant to the DRIP). The distributions paid in excess of our cash flow from operations for the quarter ended June 30, 2012 were paid using proceeds from our dividend reinvestment plan.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate between 30% and 40% of all of our properties’ and mortgage loans receivables' combined values, as determined at the end of each calendar year. For these purposes, the value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2012, our leverage ratio of total debt to total capitalization was 27.4%.
New Unsecured Credit Agreement
On March 29, 2012, we entered into our new unsecured revolving credit and term loan facility, consisting of a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility, which replaced our previous $575.0 million credit facility. The actual amount of credit available under our new unsecured revolving credit and term loan facility is a function of certain loan to cost, loan to value, and debt service coverage ratios set forth in the new credit agreement. The new credit facility can be increased by up to $175.0 million for an aggregate maximum principal amount of $1.05 billion, subject to certain conditions. Our new unsecured revolving credit and term loan facility has a four-year term which expires on March 2016 and includes a one-year extension option, subject to certain conditions. Borrowings under this new unsecured revolving credit facility accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership's credit rating. Borrowings under this new unsecured term loan accrue interest at a rate per annum equal to the Adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership's credit ratings. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the new unsecured revolving credit facility. As of June 30, 2012, $300.0 million had been drawn on the new unsecured term loan portion of the new credit agreement. See Note 8, Debt, Net to our accompanying interim condensed consolidated financial statements, for further information regarding our new unsecured revolving credit facility and term loan.
On March 29, 2012, we entered into an interest rate swap with Wells Fargo Bank, N.A. as counterparty for a notional amount of $200.0 million, with a maturity date of March 29, 2017. On May 21, 2012, we entered into a interest rate swap with a syndicate of JPMorgan Chase Bank, N.A., Fifth Third Bank and Regions Bank for a notional amount of $100.0 million with a maturity date of June 15, 2016. These swaps serve to fix our interest rate for the $300.0 million unsecured term loan at 2.95% per annum.

New Unsecured Term Loan
On July 20, 2012, we entered into a new term loan, or the new term loan, with Wells Fargo Bank, N.A. as the administrative agent, and Capital One, N.A and PNC Bank, as the co-documentation agents, in the amount of $155.0 million. The new term loan was primarily used to fund the Tender Offer. Borrowings under the new term loan accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership's credit rating. The new term loan matures in July 2019.
In anticipation of the new term loan we entered into an interest rate swap on June 14, 2012 with Wells Fargo, N.A. as counterparty for a notional amount of $50.0 million, with a maturity date of July 17, 2019. The interest rate swap fixes our LIBOR rate at 1.392%.
Fixed and Variable Rate Mortgages
As of June 30, 2012, we have $392.9 million of fixed rate mortgages outstanding and $38.4 million of variable rate mortgages outstanding. The interest rates on our fixed and variable rate mortgages range from 1.89% to 12.75% per annum with a weighted average interest rate of 5.58% per annum. During the last six months of the year $41.7 million of our fixed and variable rate debt matures, of which $17.7 million has a one-year extension option available
Secured Real Estate Term Loan
We have a senior secured real estate term loan in the amount of $125.5 million with Wells Fargo Bank, N.A. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which, as of June 30, 2012, equated to 2.60%. After giving effect to the impact of the interest rate swap discussed below, the weighted average rate associated with this term loan is 3.09% per annum. This term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for this term loan includes financial covenants that we believe are customary for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement for this term loan includes events of default that we believe are customary for loans and transactions of this type. This term loan is secured by 25 buildings within 12 property portfolios in 13 states and has a two year period in which no prepayment is permitted, which expires on March 1, 2013. Our operating partnership has guaranteed 25% of the principal balance (or $31.4 million) and 100% of the interest under the term loan.
We have an interest rate swap with Wells Fargo Bank, N.A. as counterparty for a notional amount of $75.0 million. The interest rate swap is secured by the pool of assets collateralizing the secured term loan. The effective date of the swap is February 1, 2011, and it matures no later than December 31, 2013. This swap serves to fix the one-month LIBOR at 1.0725%, which when added to the spread of 2.35%, results in a total interest rate of approximately 3.42% per annum for $75.0 million of the term loan during the initial term.
REIT Requirements
We have entered into a Closing Agreement with the IRS pursuant to which (i) the IRS agreed not to challenge certain payments pursuant to our DRIP and payments of certain IRA custodial fees made from 2007 through 2010 as creating preferential dividends for our taxable years 2007, 2008, 2009 and 2010 as a result of the matters described above, and (ii) we paid a compliance fee in an immaterial amount to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to us for payment of this compliance fee will be considered gross income to us. As a result of the Closing Agreement, we continue to qualify as a REIT to satisfy our distribution requirements.
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
Commitments and Contingencies
See Note 10, Commitments and Contingencies, to our accompanying interim condensed consolidated financial statements, for a further discussion of our commitments and contingencies.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2012, we had debt outstanding in the principal amount of $859.3 million, including a premium of $2.5 million. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of June 30, 2012, we believe that we were in compliance with all such covenants and reporting requirements on our debt.
As June 30, 2012, the weighted average interest rate on our outstanding debt inclusive of the impact of our interest rate swaps was 4.37% per annum.
Off-Balance Sheet Arrangements
As of June 30, 2012, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Subsequent Events
See Note 15, Subsequent Events, to our accompanying interim condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk that was provided in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, other than the updates discussed within this item.
The table below presents, as of June 30, 2012, the principal amounts and weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014		2015	2016	Thereafter	Total
Fixed rate debt - principal payments	$3,338,000	$31,518,000	$13,393,000		$72,625,000	$104,696,000	$167,336,000	$392,906,000
Weighted average interest rate on fixed rate debt (per annum)	5.85%	5.77%	6.44%		4.08%	5.99%	6.12%	5.92%
Variable rate debt - principal payments	$38,377,000	$125,500,000	$—		$—	$300,000,000	$—	$463,877,000
Weighted average interest rate on variable rate debt (per annum) (based on rates in effect as of June 30, 2012)	2.25%	2.78%	—%	—	—%	3.66%	—%	3.18%
Our total debt was was $856.8 million ($859.3 million, including premium) as of June 30, 2012. As of June 30, 2012, we had fixed and variable rate debt with interest rates ranging from 1.89% to 12.75% per annum and a weighted average interest rate of 3.92% per annum. We had $392.9 million ($395.4 million, including premium) of fixed rate debt, or 45.9% of total debt, at a weighted average interest rate of 5.92% per annum and $463.9 million of variable rate debt, or 54.1% of total debt, at a weighted average interest rate of 2.23% per annum as of June 30, 2012.
As of June 30, 2012, the fair value of our fixed rate debt was $450.0 million and the fair value of our variable interest rate debt was $465.6 million.
As of June 30, 2012, we had five fixed rate interest rate swaps on our variable rate debt including one entered into in June 2012 in anticipation of the new unsecured term loan that closed in July 2012.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.
Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, we were not involved in any such material legal proceedings.

Item 1A. Risk Factors.
There are no other material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, however, we have updated the following risk factors:

Our property investments are geographically concentrated in certain states and subject to economic fluctuations in those states.
As of June 30, 2012, we had (i) interests in 26 buildings located in Texas, which accounted for 14% of total annualized rental income, (ii) interests in 44 buildings in Arizona, which accounted for 11% of our total annualized rental income, (iii) interests in 22 buildings located in South Carolina, which accounted for 9% of our total annualized rental income, (iv) interests in four buildings in Pennsylvania, which accounted for 9% of our total annualized rental income, (v) interests in 20 buildings in Florida, which accounted for 8% of our total annualized rental income, (vi) interests in 44 buildings in Indiana, which accounted for 7% of our total annualized rental income, (vii) interests in eight buildings in New York, which accounted for 7% of our total annualized rental income, and (viii) interests in 13 buildings in Georgia, which accounted for 6% of our total annualized rental income. As a result, our business, financial condition, results of operations, and ability to make distributions to our stockholders could be disproportionately affected by an economic downturn or other events affecting the economies in these states.
Recently enacted comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants' ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations. On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the two laws generally upholding the entirety of the Patient Protection and Affordable Care Act including holding that the “individual mandate”-the centerpiece of the legislation that requires all individuals to purchase some form of health insurance-is permissibly construed as a tax imposed on those who do not obtain health insurance. Notably, the portions of the health reform laws addressing fraud, waste and abuse remain intact. The only aspect of the laws held unconstitutional is the mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133 percent of the poverty level. The Supreme Court held that Congress could not require states to implement such an expansion or risk losing all federal Medicaid funding. As a result of the Supreme Court's decision, states may opt to expand Medicaid coverage in accordance with the laws but are not required to do so. Despite the Supreme Court's decision, it remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. In addition, there have been numerous Congressional attempts to amend and repeal the laws both prior to and subsequent to the Supreme Court's ruling; we cannot predict whether any of these attempts to repeal or amend the laws will be successful. Moreover, a number of states have indicated that they will not take steps to implement certain aspects of the laws notwithstanding the Court's ruling. Consequently, it remains difficult to foresee how individuals and business will respond to the choices afforded them by law. Because of the many variables involved, we are unable to predict how these laws may impact our tenants' operations or the net effect of these laws on us. Both our tenants and us may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2012, we did not issue any securities registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

During the three months ended June 30, 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	1,019,400	$9.79	1,019,400	(2)
May 1, 2012 to May 31, 2012	—	$—	—	(2)
June 1, 2012 to June 30, 2012	1,039,770	$9.81	1,039,770	(2)
_______________________________________

(1)
Our board of directors adopted a share repurchase plan effective September 20, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On November 24, 2010, we amended and restated our share repurchase plan again, with an effective date of January 1, 2011. From inception through June 30, 2012, we had repurchased approximately 14,240,613 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date but may be suspended or terminated at our board of directors’ discretion. During the second quarter of 2012, we terminated the share repurchase program in connection with the Listing.

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

Item 4. Mine Safety Disclosures.
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

Healthcare Trust of America, Inc.
(Registrant)

August 9, 2012	By:	/S/ SCOTT D. PETERS
Date		Scott D. Peters Chief Executive Officer, President and Chairman (Principal executive officer)

August 9, 2012	By:	/S/ KELLIE S. PRUITT
Date		Kellie S. Pruitt Chief Financial Officer (Principal financial officer and Principal accounting officer)

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Fourth Articles of Amendment and Restatement (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).
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

10.1
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

10.2	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.3	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.4	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.5	Amendment to Scott D. Peters Employment Agreement (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.6	Amendment to Kellie S. Pruitt Employment Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.7	Amendment to Mark D. Engstrom Employment Agreement (included as Exhibit 10.7 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.8
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the lenders party thereto, dated July 20, 2012.

10.9	Guaranty dated July 20, 2012, by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, National Association, as administrative agent.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

*	Filed herewith.
**	Furnished herewith.