Form 10-Q
period 2012-09-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2012-11-09
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
 _________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 6, 2012, there were 42,534,310 shares of Class A common stock and 171,847,533 shares of Class B common stock of Healthcare Trust of America, Inc. outstanding.

HEALTHCARE TRUST OF AMERICA, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Real estate investments, net	$1,985,675	$1,806,471
Real estate notes receivable, net	20,000	57,459
Cash and cash equivalents	8,340	69,491
Accounts and other receivables, net	14,220	12,658
Restricted cash and escrow deposits	17,633	16,718
Identified intangible assets, net	287,741	272,390
Other assets, net	70,304	56,442
Total assets	$2,403,913	$2,291,629
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,000,479	$639,149
Accounts payable and accrued liabilities	67,260	47,801
Derivative financial instruments-interest rate swaps	9,518	1,792
Security deposits, prepaid rent and other liabilities	18,721	19,930
Identified intangible liabilities, net	11,877	11,832
Total liabilities	1,107,855	720,504
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,617	3,785
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 228,491,312 shares issued and outstanding as of December 31, 2011	—	2,284
Class A common stock, $0.01 par value; 700,000,000 shares authorized; 42,534,310 shares issued and outstanding as of September 30, 2012	425	—
Class B common stock, $0.01 par value; 300,000,000 shares authorized; 171,847,533 shares issued and outstanding as of September 30, 2012	1,718	—
Additional paid-in capital	1,885,448	2,032,305
Cumulative dividends in excess of earnings	(601,002)	(467,249)
Total stockholders’ equity	1,286,589	1,567,340
Noncontrolling interest	5,852	—
Total equity	1,292,441	1,567,340
Total liabilities and equity	$2,403,913	$2,291,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$77,031	$68,291	$221,919	$203,960
Interest income from mortgage notes receivable and other income	1,067	1,649	3,683	4,946
Total revenues	78,098	69,940	225,602	208,906
Expenses:
Rental	25,809	22,883	73,254	68,465
General and administrative	5,164	5,451	16,079	16,119
Acquisition-related	1,341	404	6,633	1,827
Depreciation and amortization	29,458	27,360	87,779	80,811
Listing	4,751	—	17,295	—
Non-traded REIT	350	2,709	4,197	6,104
Total expenses	66,873	58,807	205,237	173,326
Income before other income (expense)	11,225	11,133	20,365	35,580
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest related to debt	(10,300)	(9,936)	(31,031)	(29,875)
Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	(3,832)	(980)	(10,066)	(2,280)
Debt extinguishment costs	—	—	(1,886)	—
Other (expense) income	(24)	17	67	161
Net (loss) income	$(2,931)	$234	$(22,551)	$3,586
Less: net income attributable to noncontrolling interests	(21)	(9)	(37)	(40)
Net (loss) income attributable to controlling interest	$(2,952)	$225	$(22,588)	$3,546
Net (loss) income per share attributable to controlling interest on distributed and undistributed earnings - basic and diluted	$(0.01)	$0.00	$(0.10)	$0.02
Weighted average number of shares outstanding
Basic	218,264	229,391	225,501	224,151
Diluted	218,264	229,568	225,501	224,329
Distributions declared per common share	$0.14	$0.18	$0.49	$0.54
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Common Stock Issued
	Common Stock	Class A	Class B	Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2010	202,644	—	—	$2,026	$1,795,413	$(310,193)	$1,487,246	$—	$1,487,246
Issuance of common stock	21,787	—	—	221	211,412	—	211,633	—	211,633
Offering costs	—	—	—	—	(15,858)	—	(15,858)	—	(15,858)
Issuance of restricted common stock	85	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,559	—	2,559	—	2,559
Issuance of common stock under the DRIP	5,960	—	—	60	56,560	—	56,620	—	56,620
Repurchase and cancellation of common stock	(2,865)	—	—	(29)	(27,688)	—	(27,717)	—	(27,717)
Distributions	—	—	—	—	—	(120,890)	(120,890)	—	(120,890)
Net income attributable to controlling interest	—	—	—	—	—	3,546	3,546	—	3,546
Balance as of September 30, 2011	227,611	—	—	$2,278	$2,022,398	$(427,537)	$1,597,139	$—	$1,597,139

Balance as of December 31, 2011	228,491	—	—	$2,284	$2,032,305	$(467,249)	$1,567,340	$—	$1,567,340
Issuance of restricted common stock	626	41	12	7	(7)	—	—	—	—
Share-based compensation expense	—	—	—	—	6,365	—	6,365	5,925	12,290
Issuance of common stock under the DRIP	3,362	—	—	33	31,882	—	31,915	—	31,915
Tender repurchase and cancellation of common stock	—	(14,851)	—	(149)	(152,730)	—	(152,879)	—	(152,879)
Repurchase and cancellation of common stock	(3,070)	(85)	(144)	(32)	(32,367)	—	(32,399)	—	(32,399)
Conversion	(229,409)	57,429	171,980	—	—	—	—	—	—
Distributions	—	—	—	—	—	(111,165)	(111,165)	(73)	(111,238)
Net loss attributable to controlling interest	—	—	—	—	—	(22,588)	(22,588)	—	(22,588)
Balance as of September 30, 2012	—	42,534	171,848	$2,143	$1,885,448	$(601,002)	$1,286,589	$5,852	$1,292,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(22,551)	$3,586
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount, and lease inducements)	85,941	76,432
Share-based compensation expense	12,290	2,679
Bad debt expense	578	816
Change in fair value of derivative financial instruments	7,815	1,163
Changes in operating assets and liabilities:
Accounts and other receivables	(1,907)	880
Other assets	(2,463)	(4,660)
Accounts payable and accrued liabilities	6,560	4,688
Security deposits, prepaid rent and other liabilities	(2,460)	676
Net cash provided by operating activities	83,803	86,260
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(230,636)	(29,733)
Capital expenditures	(18,341)	(9,296)
Restricted cash, escrow deposits and notes receivable	(4,840)	(5,726)
Release of restricted cash	580	14,463
Real estate deposits paid	(3,810)	(3,250)
Real estate deposits used	4,810	3,750
Net cash used in investing activities	(252,237)	(29,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured term loan	—	125,500
Borrowings on unsecured revolving credit facility	281,000	—
Payments on unsecured revolving credit facility	(268,000)	(7,000)
Borrowings on unsecured term loans	455,000	—
Payments on mortgage loans payable	(106,532)	(181,236)
Deferred financing costs	(6,439)	(3,330)
Security deposits	551	145
Proceeds from issuance of common stock	—	211,633
Repurchase and cancellation of common stock	(182,397)	(27,717)
Payment of offering costs	(2,884)	(18,193)
Distributions	(62,457)	(63,001)
Payment on earnout liability	(328)	—
Distributions to noncontrolling interest of limited partners	(231)	(236)
Net cash provided by financing activities	107,283	36,565
NET CHANGE IN CASH AND CASH EQUIVALENTS	(61,151)	93,033
CASH AND CASH EQUIVALENTS — Beginning of period	69,491	29,270
CASH AND CASH EQUIVALENTS — End of period	$8,340	$122,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$30,681	$35,014
Income taxes	840	567
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,508	$2,236
Note receivable included in the consideration for the acquisition of a building	37,264	—
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions of operating properties:
Debt, net	$—	$6,657
Financing Activities:
Issuance of common stock under the DRIP	$31,915	$56,620
Distributions declared, but not paid, including common stock issued under the DRIP	30,959	13,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three and Nine Months Ended September 30, 2012 and 2011
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.

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
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.6 billion through September 30, 2012. As of September 30, 2012, our portfolio consisted of 246 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a portfolio of mortgage loans receivable secured by medical office buildings.
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol “HTA,” or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not currently listed on a national exchange. The shares of our Class B common stock will convert into shares of our Class A common stock at specified times and all of our Class B common stock will have converted into our Class A common stock within 18 months of the Listing.
Our principal executive offices are located at 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254. Our telephone number is (480) 998-3478. For stockholder account services, contact (480) 998-3478, extension 131.

2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any consolidated variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All inter-company balances and transactions have been eliminated in the condensed consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which subsidiaries of our operating partnership own all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of September 30, 2012 and December 31, 2011, we owned an approximately 99.93% general partner interest in our operating partnership. As of September 30, 2012 and December 31, 2011, approximately 0.07% of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010, which are presented as redeemable noncontrolling interest of limited partners in our condensed consolidated balance sheets (see Note 11). Executive officers, non-employee directors and other employees hold unvested Series C units in our operating partnership, which are presented as a noncontrolling interest in our condensed consolidated balance sheets and statements of equity (see Note 12).

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Because we are the sole general partner of our operating partnership and have sole control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our condensed consolidated financial statements.
Listing expenses primarily include professional fees, other previously deferred offering costs and share-based compensation expense associated with the acceleration of certain previously unvested restricted shares as a result of the Listing and the LTIP awards.
Non-traded REIT expenses include stockholder services costs that relate to daily, monthly and quarterly services provided to our stockholders, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we do not have. Additionally, these expenses include share-based compensation expense attributable to our executives and Board of Directors, including the expense associated with cash shares.  These related shares were accelerated pursuant to the Listing and were applicable to past services relative to our non-traded REIT status.
Deferred leasing costs are included in operating activities in our condensed consolidated statements of cash flows.
In our previously issued statements of operations for the three and nine months ended September 30, 2011, non-traded REIT expenses were included in general and administrative expenses. These amounts have been reclassified to conform to current-period presentation in our condensed consolidated statements of operations.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2011 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In May 2011, the FASB, issued Accounting Standards Update, or ASU, 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Included in ASC 820, Fair Value Measurement), or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a non-financial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We adopted ASU 2011-04 in fiscal 2012 and have reflected the adoption in our disclosures to the condensed consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We evaluated this topic and determined it will not have a material impact to our condensed consolidated financial statements as we do not have any indefinite-lived intangible assets.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land	$171,874	$168,065
Building and improvements	2,031,183	1,803,174
Furniture and equipment	15	15
	2,203,072	1,971,254
Accumulated depreciation	(217,397)	(164,783)
Total	$1,985,675	$1,806,471
Depreciation expense for the three months ended September 30, 2012 and 2011 was $18.1 million and $16.7 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $53.9 million and $48.9 million, respectively.

4. Business Combinations
For the nine months ended September 30, 2012, we have completed four new acquisitions and expanded one of our existing portfolios through the purchase of an additional medical office building. The aggregate purchase price for these acquisitions was $268.2 million in addition to closing costs attributable to these acquisitions of $2.8 million. Results of operations for these acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 for the periods subsequent to the acquisition dates.
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
As of September 30, 2012, the aggregate purchase price of the acquisitions was allocated in the amounts set forth in the table below. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate in accordance with the guidance prescribed by ASC 805 (in thousands).

2012 Acquisitions	Total
Land	$3,809
Building and improvements	214,772
Below market leasehold interests	3,284
Above market leases	4,199
In place leases	23,388
Tenant relationships	19,863
Below market leases	(1,415)
Net assets acquired	267,900
Liability assumed	287
Aggregate purchase price	$268,187
The weighted average lives of the above acquired intangible assets and liabilities were 14.8 years and 7.5 years, respectively.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

For the nine months ended September 30, 2011, we completed one new acquisition and expanded two of our existing portfolios through the purchase of additional medical office buildings. The aggregate purchase price associated with these acquisitions was $36.3 million in addition to closing costs attributable to these acquisitions of $0.3 million. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate in accordance with the guidance prescribed by ASC 805 (in thousands).

2011 Acquisitions	Total
Land	$945
Building and improvements	26,333
Below market leasehold interests	603
Above market leases	20
In place leases	5,719
Tenant relationships	2,887
Below market leases	(117)
Above market debt	(76)
Aggregate purchase price	$36,314
The weighted average lives of the above acquired intangible assets and liabilities were 9.5 years and 3.8 years, respectively.
The property acquisitions completed during the nine months ended September 30, 2012, were all cash transactions except for the Rush MOB as discussed below. No mortgage loans payable were assumed or put in place, and we acquired a 100% ownership interest in each property acquisition. See below for a brief description of each of the acquisitions.

•
On January 13, 2012, we completed the acquisition of St. John Providence MOB, an on-campus medical office building located in Novi, Michigan for $51.3 million. The St. John Providence MOB is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody’s Investors Services rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia for $8.9 million. This is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased by us in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania for a purchase price of $54.0 million. Penn Avenue Place is an eight story, healthcare integrated building which was completely renovated in 1997. The building is anchored by Highmark, Inc. (Standard & Poor’s Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts for a purchase price of $100.0 million. This portfolio consists of 13 medical office buildings located on the campuses of the Steward Care Network. This portfolio is 100% master leased on a triple net basis by Steward Health Care System LLC until 2024.

•
On August 14, 2012, we completed the acquisition of the Rush MOB located in Oak Park, Illinois for a purchase price of $54.0 million, after the borrower on our Rush mortgage receivable exercised a put option on the collateral (Rush MOB). The Rush MOB is 100% master leased on a triple net basis until 2019 to Rush University Medical Center (Moody’s Investor Services rated A2). The building is connected directly to the Rush Oak Park Hospital via an enclosed walkway.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

We recorded revenues and net income (loss) for the three and nine months ended September 30, 2012 related to the 2012 acquisitions and for the three and nine months ended September 30, 2011 related to the 2011 acquisitions. The amounts are in thousands and net income (loss) excludes acquisition-related expenses.

	2012 Acquisitions		2011 Acquisitions
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Revenue	$8,843	$18,871	$1,243	$2,691
Net income (loss)	2,155	4,937	(121)	(253)
Supplementary Pro Forma Information
The following pro forma consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 assumes that all 2012 acquisitions, occurred on January 1, 2011 and excludes $0.4 million and $2.8 million of acquisition-related expenses, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$78,777	$78,209	$232,208	$232,835
Net (loss) income attributable to controlling interest	(2,574)	1,740	(19,007)	8,318

Net (loss) income per share attributable to controlling interest - basic	$(0.01)	$0.01	$(0.08)	$0.04
Net (loss) income per share attributable to controlling interest - diluted	(0.01)	0.01	(0.08)	0.04

Assuming the fiscal 2011 property acquisitions discussed above had occurred as of the beginning of the prior period, for the nine months ended September 30, 2011, pro forma revenues, net income attributable to controlling interest and net income per share attributable to controlling interest basic and diluted would have been $209.8 million, $3.6 million and $0.02, respectively. Supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to exclude $0.3 million of acquisition-related costs incurred during the nine months ended September 30, 2011. The fiscal 2011 acquisitions were completed during the first quarter and the results of operations were included in the historical results for three months ended September 30, 2011.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

5. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Real estate notes receivable - portfolio one	$20,000	$20,000
Real estate notes receivable - portfolio two	—	41,150
Add: notes receivable closing costs, net	—	324
Less: discount, net	—	(4,015)
Real estate notes receivable, net	$20,000	$57,459

Portfolio one consists of four promissory notes receivables secured by medical office buildings. The interest rates on the promissory notes in the portfolio range from 10.85% per annum to 10.95% per annum and the weighted average effective interest rate based on the purchase price of the notes was 14.57% per annum as of September 30, 2012. The promissory notes in the portfolio were set to mature on May 1, 2012, but were extended by us to November 1, 2012 for an extension fee. On November 1, 2012, we agreed to extend the promissory notes to May 1, 2013 for an extension fee.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Portfolio two consisted of one promissory note receivable secured by a medical office building. In June 2012, a put option to purchase the building was exercised by the borrower and we became the primary beneficiary of the building. On August 14, 2012, we completed the acquisition of the building and the net note receivable was included in the purchase price consideration. See Note 4, Business Combinations for further discussion.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of September 30, 2012, all of our real estate notes receivable are current and we have not provided for any allowance for losses on notes receivable, and as of September 30, 2012, we have had no impairment with respect to our notes receivable. We made no purchases or sales of notes or other receivables during the nine months ended September 30, 2012.

6. Identified Intangibles, Net
Identified intangible assets and liabilities, net, consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands, except weighted average remaining life):

	September 30, 2012	December 31, 2011
Assets:
In place leases	$173,615	$156,578
Above market leases	25,561	22,585
Tenant relationships	177,161	163,842
Below market leasehold interests	30,607	27,323
	406,944	370,328
Accumulated amortization	(119,203)	(97,938)
Total	$287,741	$272,390

Weighted average remaining life in years	16.5	16.3

Liabilities:
Below market leases	$13,012	$12,378
Above market leasehold interests	3,827	3,827
	16,839	16,205
Accumulated amortization	(4,962)	(4,373)
Total	$11,877	$11,832

Weighted average remaining life in years	19.8	20.6
The following is a summary of the intangible amortization for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization recorded against rental income related to above or below market leases	$470	$435	$1,185	$1,422
Rental expenses related to above or below market leasehold interests	106	175	413	526
Amortization expense related to in place leases and tenant relationships	10,792	10,337	32,412	31,121

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of September 30, 2012, the amortization of intangible assets and liabilities for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows (in thousands):

Year	Assets	Liabilities
2012	$10,428	$401
2013	37,420	1,472
2014	34,018	1,075
2015	30,586	897
2016	27,232	733
Thereafter	148,057	7,299
Total	$287,741	$11,877

7. Other Assets, Net
Other assets, net, consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Deferred financing costs	$19,127	$13,183
Lease commissions	12,106	9,761
Lease inducements	1,748	1,820
Deferred rent receivable (net of allowance)	37,203	29,627
Prepaid expenses, deposits and other	7,641	9,421
Tenant note receivable	3,345	—
	81,170	63,812
Accumulated amortization	(10,866)	(7,370)
Total	$70,304	$56,442
During 2012, we capitalized $6.4 million of deferred financing costs associated with the new credit agreement and new term loan.
The tenant note receivable is for a loan to a tenant for building improvements. The maximum amount of the loan is $4.5 million and the interest rate is 9.0% per annum. Beginning in October 2012, the note requires monthly principal and interest payments from the tenant through August 2027. As of September 30, 2012, this tenant's note is current and we have not provided for any allowance for losses, and as of September 30, 2012, we have had no impairment with respect to this note.
The following is a summary of amortization of other assets for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense related to lease commissions and costs	$568	$286	$1,436	$783
Interest expense related to deferred financing costs	909	907	3,027	2,776
Amortization recorded against rental income related to lease inducements	71	75	272	162

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

8. Debt, Net
Debt, net, consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Unsecured revolving credit facility	$13,000	$—
Unsecured term loans	455,000	—
Fixed rate mortgages	384,068	461,248
Variable rate mortgages	20,458	49,810
Secured real estate term loan	125,500	125,500
	998,026	636,558
Add: net premium	2,453	2,591
Total	$1,000,479	$639,149
Unsecured Revolving Credit Facility and Term Loan
On March 29, 2012, we entered into a new credit agreement, or the new credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as syndication agents, U.S. Bank National Association, Fifth Third Bank, Capital One, N.A., Regions Bank, and Compass Bank, as documentation agents, and the lenders named therein, to obtain an unsecured revolving credit facility in an aggregate maximum principal amount of $575.0 million, or the unsecured revolving credit facility, and an unsecured term loan of $300.0 million, or the unsecured term loan. The new credit agreement matures in March 2016 and includes a one year extension option, subject to certain conditions. The new credit agreement replaces the previous $575.0 million credit agreement that would have matured in May 2014. See below for a further discussion of the previous credit agreement.
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
Borrowings under the unsecured revolving credit facility portion of the new credit agreement accrue interest at a rate per annum equal to the adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership’s credit rating. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2012 the margin associated with borrowings was 1.55% and the facility fee was 0.35%. As of September 30, 2012, we had $13.0 million outstanding under the unsecured revolving credit facility and the interest rate was 1.79% per annum.
Borrowings under the unsecured term loan portion of the new credit agreement accrue interest at a rate per annum equal to the adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership’s credit ratings. The margin associated with borrowings as of September 30, 2012 was 1.85%. As of September 30, 2012, we had $300.0 million outstanding under our unsecured term loan.
On March 29, 2012, we entered into an interest rate swap with Wells Fargo Bank N.A., as counterparty, for a notional amount of $200.0 million, and with a maturity date of March 29, 2017. On May 21, 2012, we entered into an interest rate swap with a syndicate of JPMorgan Chase Bank, N.A., Fifth Third Bank and Regions Bank for a notional amount of $100.0 million, and with a maturity date of June 15, 2016. These swaps fix the interest rate on our $300.0 million unsecured term loan at 2.95% per annum.
The new credit agreement contains various affirmative and negative covenants that we believe are customary for facilities of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets.  The new credit agreement imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2012, we were in compliance with all applicable covenants. In addition, the new credit agreement includes event of default provisions that we believe are customary for facilities of this type, including restricting us from making distributions to our stockholders in the event we are in default under the new credit agreement, except to the extent necessary for us to maintain our REIT status.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Previous Credit Agreement
As of December 31, 2011, we had no amounts outstanding under our former unsecured revolving credit facility and we were in compliance with all of the covenants therein. During the three months ended March 31, 2012, we had drawn $182.0 million on this unsecured revolving credit facility in order to fund the acquisition of properties. During March 2012, the amount was repaid and our former unsecured revolving credit facility was terminated in conjunction with the execution of the new credit agreement.
New Unsecured Term Loan
On July 20, 2012, we entered into a new term loan, or the new term loan, with Wells Fargo Bank, N.A, as the administrative agent, and Capital One, N.A and PNC Bank, as the co-documentation agents, in the amount of $155.0 million. Borrowings under the new term loan accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership’s credit rating. The margin associated with borrowings as of September 30, 2012 was 2.00%. The new term loan matures in July 2019.
In anticipation of the new term loan, we entered into an interest rate swap on June 14, 2012 with Wells Fargo Bank, N.A., as counterparty, for a notional amount of $50.0 million, and with a maturity date of July 17, 2019. After giving effect to the interest rate swap which fixes the interest rate at 3.39% per annum on $50.0 million of the loan, the weighted average interest rate is 2.61% per annum as of September 30, 2012. On November 1, 2012, we entered into an interest rate swap with Wells Fargo Bank, N.A., as counterparty, for a notional amount of $105.0 million, and with a maturity date of July 17, 2019. The interest rate swap fixes the interest rate at 3.24% per annum on $105.0 million of the loan.
The new term loan contains various affirmative and negative covenants that we believe are customary for loans of this type, including limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets.  The new term loan imposes a number of financial covenants on us and our operating partnership, including: a maximum ratio of total indebtedness to total asset value; a minimum ratio of EBITDA to fixed charges; a minimum tangible net worth covenant; a maximum ratio of unsecured indebtedness to unencumbered asset value; and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2012, we were in compliance with all applicable covenants. In addition, the new term loan includes event of default provisions that we believe are customary for loans of this type, including restricting us from making distributions to our stockholders in the event we are in default under the new term loan, except to the extent necessary for us to maintain our REIT status.
Fixed and Variable Rate Mortgages
As of September 30, 2012, we had fixed and variable rate mortgage loans with interest rates ranging from 1.89% to 12.75% per annum and a weighted average interest rate of 5.71% per annum. As of September 30, 2012, we had no variable rate mortgages with fixed rate interest rate swaps.
As of December 31, 2011, we had fixed and variable rate mortgage loans with interest rates ranging from 1.77% to 12.75% per annum and a weighted average interest rate of 5.63% per annum. As of December 31, 2011, we had fixed rate interest rate swaps and a cap on $25.9 million of these variable rate mortgages, thereby effectively fixing our interest rate on those variable rate mortgages. After giving the effect to the impact of our interest rate swaps and cap, the weighted average interest rate associated with our fixed and variable rate mortgages was 5.76% per annum.
Secured Real Estate Term Loan
We have a senior secured real estate term loan in the amount of $125.5 million with Wells Fargo Bank, N.A. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which equated to 2.60% per annum as of September 30, 2012. After giving effect to the impact of the interest rate swap, which fixes the rate at 3.42% per annum on $75.0 million of the loan, the weighted average interest rate associated with this term loan is 3.09% per annum as of September 30, 2012. This secured term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for this secured term loan includes financial covenants that we believe are customary for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement includes events of default that we believe are customary for loans of this type. This secured term loan is secured by 25 buildings within 12 property portfolios in 13 states and no prepayment is permitted until March 1, 2013. Our operating partnership has guaranteed 25% of the principal balance (or $31.4 million) and 100% of the interest under this secured term loan.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Future Debt Maturities
As of September 30, 2012, the principal payments due on our debt for the three months ending December 31, 2012, and for each of the next four years ending December 31 and thereafter is as follows (in thousands):

Year	Amount
2012	$22,151
2013	156,826
2014	6,392
2015	72,625
2016	417,696
Thereafter	322,336
Total	$998,026
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2012, we believe that we were in compliance with all such financial covenants and reporting requirements.

9. Derivative Financial Instruments
ASC 815, Derivatives and Hedging, or ASC 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives, such as fixed interest rate swaps and caps, to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC 815, we record derivative financial instruments on our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.
As of September 30, 2012 and December 31, 2011, none of our derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the hedge accounting requirements of ASC 815. Changes in the fair value of derivative financial instruments are recorded within the line item entitled “Interest related to derivative financial instruments and net change in fair value of derivative financial instruments” in our accompanying condensed consolidated statements of operations.
The following table lists the derivative financial instruments held by us as of September 30, 2012 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$17,304	LIBOR	3.79%	$(602)	Swap	9/28/2013
75,000	LIBOR	1.07	(809)	Swap	12/31/2013
200,000	LIBOR	1.23	(5,566)	Swap	3/29/2017
100,000	LIBOR	0.86	(1,461)	Swap	6/15/2016
50,000	LIBOR	1.39	(1,080)	Swap	7/17/2019

The following table lists the derivative financial instruments held by us as of December 31, 2011 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$16,578		LIBOR	3.79%	$(946)	Swap	9/28/2013
75,000		LIBOR	1.07	(846)	Swap	12/31/2013
9,330	(a)	LIBOR	2.00	89	Cap	12/31/2014

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

As of September 30, 2012 and December 31, 2011, the fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	n/a	n/a	n/a	n/a	Derivative financial instruments	$9,518	Derivative financial instruments	$1,792
Interest rate cap (a)	Other assets	$—	Other assets	$89	n/a	n/a	n/a	n/a

(a) The associated mortgage loans were paid off in April and May 2012.
For the three and nine months ended September 30, 2012 and 2011, the derivative financial instruments had the following effect on our condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Interest rate swaps	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	$(2,520)	$(419)	$(7,726)	$(874)
Interest rate cap	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	—	(170)	(89)	(289)
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2012, there have been no termination events or events of default related to the interest rate swaps.

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

11. Redeemable Noncontrolling Interest of Limited Partners
As of September 30, 2012 and December 31, 2011, we owned a 99.93% general partner interest in our operating partnership. As of September 30, 2012 and December 31, 2011, 0.07% of our operating partnership was owned by individual investors that elected to exchange their partnership interests in the Fannin partnership that owns the 7900 Fannin Medical Office Building for limited partner units in our operating partnership. In connection with this transaction we acquired the majority interest in the Fannin partnership on June 30, 2010. In the aggregate, as of September 30, 2012, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.
Redeemable noncontrolling interests are accounted for in accordance with ASC 480, Distinguishing Liabilities From Equity at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity. The carrying amount was higher than the redemption value as of September 30, 2012. The redemption value is based on our stock price which is considered a Level 1 input. The following table lists the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2012 and 2011 (in thousands).

Balance as of December 31, 2010	$3,867
Net income attributable to noncontrolling interests	40
Distributions	(123)
Balance as of September 30, 2011	$3,784

Balance as of December 31, 2011	$3,785
Net income attributable to noncontrolling interests	37
Distributions	(205)
Balance as of September 30, 2012	$3,617

12. Stockholders’ Equity

Common Stock
On June 6, 2012, we listed our Class A common stock on the NYSE under the symbol “HTA”. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while Class A and Class B common stock are collectively referred to as our common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. The shares of our Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock, six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of our Class B common stock will have converted into our Class A common stock. Our Board of Directors has the discretion to convert all of our Class B common stock to our Class A common stock on the six month anniversary of the Listing. Shares of our Class A and Class B common stock participate in distributions equally.
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

Tender Offer
On June 6, 2012, we commenced a modified “Dutch Auction” cash tender offer, or the Tender Offer, to purchase up to $150.0 million in value of our Class A common stock. As a result of the Tender Offer, on July 25, 2012, we purchased 14,850,964 shares of our Class A common stock at a purchase price of $10.10 per share, for an aggregate cost of $152.9 million, including fees and expenses.
Distribution Reinvestment Plan
We had a Distribution Reinvestment Plan, or the DRIP, whereby stockholders could have their distributions reinvested in our common stock at $9.50 per share. In connection with the Listing, we terminated the DRIP. For the nine months ended September 30, 2012 and 2011, $31.9 million and $56.6 million, respectively, in distributions were reinvested and 3,362,473 and 5,959,958 shares of our common stock, respectively, were issued under the DRIP.
Stock Repurchase Plan
We had a share repurchase plan whereby stockholders could sell their shares of our common stock to us in limited circumstances. In connection with the Listing, we terminated the share repurchase plan. For the nine months ended September 30, 2012, we repurchased 3,070,013 shares of our common stock pursuant to the share repurchase plan, at an average price of $9.80 per share, for an aggregate amount of $30.1 million. For the nine months ended September 30, 2011, we repurchased 2,864,688 shares of our common stock pursuant to the share repurchase plan, at an average price of $9.68 per share, for an aggregate amount of $27.7 million.
On August 6, 2012, our Board of Directors approved a stock repurchase program to purchase up to $100.0 million of our Class A common stock from time to time prior to August 5, 2014. During the nine months ended September 30, 2012, we did not repurchase any Class A common shares and $100.0 million of repurchase capacity remained available under the program.
Long-Term Incentive Program
On May 16, 2012, our Board of Directors’ Compensation Committee approved a long term-term incentive program, or LTIP, for the benefit of our executive officers, non-employee directors and other employees selected to participate in the program. Awards under the LTIP consist of Series C units in Healthcare Trust of America Holdings, LP, or our operating partnership, and are subject to the achievement of certain performance and market conditions in order to vest. These non-vested awards are entitled to certain distributions. Upon vesting, the Series C units will be converted into common units of our operating partnership and may be converted into shares of our common stock in accordance with the Amended and Restated Limited Partnership Agreement. The Compensation Committee authorized 2,905,000 shares for grant and the contractual term is four years. As of September 30, 2012, there were 30,000 shares available for grant under the plan. ASC 718, Compensation - Stock Compensation, establishes accounting and reporting standards for LTIP awards. With the assistance of our third party valuation experts, we utilized a Monte Carlo simulation to calculate the grant date fair value of the awards using the following assumptions:

2012 Assumptions
Volatility	21.25%
Dividend yield	5.80%
Expected term in years	0.74 to 0.82
Risk-free rate	0.576%
Stock price (per share)	$9.92

For the three and nine months ended September 30, 2012, we recognized compensation expense of $4.5 million and $5.9 million, respectively, related to grants of LTIP awards, which was recorded in listing expense in our condensed consolidated statements of operations. The cumulative expense related to the LTIP awards is presented as a noncontrolling interest in our condensed consolidated balance sheets and statements of equity. As of September 30, 2012, there was $7.5 million of unrecognized expense that will be recognized over a period of 0.43 years. The unrecognized expense does not include $4.5 million of expense associated with 450,000 shares that will only vest as a result of a change in control of the Company. We will not recognize any expense associated with these shares until such event occurs or is probable.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

A summary of the status of the nonvested LTIP shares as of September 30, 2012 and December 31, 2011, respectively, and the changes for the nine months ended September 30, 2012, is presented below:

	LTIP Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	—	$—
Granted	2,875,000	5.56
Vested	—	—
Forfeited	—	—
Balance as of September 30, 2012	2,875,000	$5.56
Amended and Restated 2006 Incentive Plan and 2006 Independent Directors Compensation Plan
Our Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards; including units in operating partnership; and cash-based awards. The service period is generally three or four years. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 10,000,000. As of September 30, 2012, there were 8,705,000 shares available for grant under the Plan.
Prior to the Listing, we issued and/or redeemed each share of restricted common stock and restricted common stock unit that has been granted under the Plan at $10.00 per share. Subsequent to the Listing, the fair value of each share of restricted common stock and restricted common stock unit is the closing price of our common stock on the NYSE.
For the three months ended September 30, 2012, we recognized compensation expense of $0.2 million, which was recorded in general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2012, we recognized compensation expense of $6.4 million, of which $0.2 million was recorded in general and administrative expenses, $4.7 million in listing expenses and $1.5 million in non-traded REIT expenses in our condensed consolidated statements of operations. In connection with the Listing, previously issued restricted shares of certain executives and the Board of Directors were accelerated and became fully vested. For three months ended September 30, 2011, we recognized compensation expense of $1.1 million, of which $0.1 million was recorded in general and administrative expenses and $1.0 million in non-traded REIT expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2011, we recognized compensation expense of $2.7 million, of which $0.1 million was recorded in general and administrative expenses and $2.6 million was recorded in non-traded REIT expense in our condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. Shares of restricted common stock units do not have voting rights or rights to dividends.
A portion of our awards to our executives may be paid in cash in lieu of stock in accordance with the respective employment agreement and vesting schedule of such awards. For the nine months ended September 30, 2012 and 2011, 305,834 shares and 104,167 shares, respectively, were settled in cash. As of September 30, 2012, there are no outstanding cash shares.
As of September 30, 2012, there was approximately $1.0 million of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock which will be recognized over a remaining weighted average period of 3.0 years.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of September 30, 2012 and December 31, 2011, respectively, and the changes for the nine months ended September 30, 2012, is presented below:

	Restricted Common Stock/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	617,000	$10.00
Granted	416,000	9.96
Vested	(825,000)	9.99
Forfeited	(74,000)	10.00
Balance as of September 30, 2012	134,000	$9.91

13. Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement.
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
Financial Instruments Reported at Fair Value
Derivative Financial Instruments
Currently, we use interest rate swaps to manage interest rate risk associated with variable rate debt. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and observable inputs. As such, we classify these inputs as Level 2. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

counterparties. However, as of September 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swaps and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earnout Liability
The potential earnout liability is associated with a property that we purchased in the third quarter of 2010, which is subject to an earnout provision. Payment of the earnout was contingent on the future leasing and occupancy of the vacant space. The contingent liability is valued based on our judgment as to the probability of the predetermined formula obligating us to pay additional consideration to the seller over a 24 month period that expired on August 4, 2012. As a result, we have determined that our earnout liability is a Level 3 in the fair value hierarchy. The probability of occurrence is dependent on the seller demonstrating that seller’s proposed leases met all of the requirements of a “qualified lease” as defined under the applicable agreement. During the nine months ended September 30, 2012, we paid the seller $0.3 million, which decreased the fair value of the liability to $2.2 million. The liability is recorded within security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. During the nine months ended September 30, 2011, there was no change in the fair value of the liability.
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(9,518)	$—	$(9,518)
Earnout liability	—	—	(2,153)	(2,153)
Total liabilities at fair value	$—	$(9,518)	$(2,153)	$(11,671)
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	$89	$—	$89
Total assets at fair value	$—	$89	$—	$89
Liabilities
Derivative financial instruments	$—	$(1,792)	$—	$(1,792)
Earnout liability	—	—	(2,481)	(2,481)
Total liabilities at fair value	$—	$(1,792)	$(2,481)	$(4,273)
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
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate notes receivable (net), cash and cash equivalents, restricted cash and escrow deposits, accounts and other receivables (net), accounts payable and accrued liabilities, and debt.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

We consider the carrying values of cash and cash equivalents, restricted cash and escrow deposits, accounts and other receivables (net), and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2.
The fair value of the debt is estimated using borrowing rates available to us with similar terms and maturities which is considered a Level 2 input. As of September 30, 2012, the fair value of the debt was $1,055.4 million compared to the carrying value of $1,000.5 million. As of December 31, 2011, the fair value of the debt was $687.9 million compared to the carrying value of $639.1 million.
The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made which is considered a Level 2 input. As of September 30, 2012, due to the short term nature of these notes the fair value was $20.0 million and the carrying value was $20.0 million. As of December 31, 2011, the fair value of these notes was $64.0 million as compared to the carrying value of $57.5 million.

14. Per Share Data
We report (losses) earnings per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted (loss) income per share pursuant to the two-class method as described in ASC 260. The resulting classes are our common stock, Series C units and restricted stock. For the three and nine months ended September 30, 2012 and 2011, all of our earnings were distributed and the calculated (losses) earnings per share amount would be the same for all classes.
Basic (losses) earnings per share attributable for each of the three and nine months ended September 30, 2012 and 2011 are computed by dividing net (loss) income by the weighted average number of shares of our common stock outstanding during the period. Diluted (losses) earnings per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the three and nine months ended September 30, 2012, 155,718 shares, respectively, were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following reconciliation is in thousands, except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(2,931)	$234	$(22,551)	$3,586
Net income attributable to noncontrolling interests	(21)	(9)	(37)	(40)
Net (loss) income attributable to controlling interest	$(2,952)	$225	$(22,588)	$3,546
Denominator:
Weighted average number of shares outstanding — basic	218,264	229,391	225,501	224,151
Dilutive shares	—	177	—	178
Weighted average number of shares outstanding — diluted	218,264	229,568	225,501	224,329
Basic (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest on distributed and undistributed earnings	$(0.01)	$0.00	$(0.10)	$0.02
Diluted (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest on distributed and undistributed earnings	$(0.01)	$0.00	$(0.10)	$0.02

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)

15. Subsequent Events
The significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report, that would have a material impact on the condensed consolidated financial statements are summarized below.
Distributions
On October 1, 2012, we paid cash distributions of $30.8 million to our Class A and B common stockholders for the quarter ending September 30, 2012.
On October 24, 2012, our Board of Directors authorized a cash distribution for the quarter ending December 31, 2012. The distribution will be paid on January 4, 2013 to stockholders of record on December 31, 2012. This distribution of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A and Class B common stock.
Interest Rate Swap
On November 1, 2012, we entered into an $105.0 million interest rate swap. See Note 8, Debt, Net for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K as filed with the SEC on March 27, 2012. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2012 and December 31, 2011, together with our results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include without limitations, those discussed in Part I, Item 1A, “Risk Factors” of our Form 10-K for the period ending December 31, 2011, and Part II, Item 1A, “Risk Factors” of our Forms 10-Q for the periods ending March 31, 2012 and June 30, 2012, which are incorporated by reference.
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
We invest primarily in high-quality medical office buildings in our target markets. We have invested $2.6 billion in high-quality medical office buildings and other facilities that serve the healthcare industry through September 30, 2012. As of September 30, 2012, our portfolio consisted of 246 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a portfolio of mortgage loans receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.5 million square feet of GLA, with an occupancy of approximately 91.1%, including leases we have executed, but which have not yet commenced. Approximately 95.7% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 11.0% of the total portfolio GLA as of September 30, 2012. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Pittsburgh, Pennsylvania; Dallas, Texas; Boston, Massachusetts; Raleigh, North Carolina; and Oklahoma City, Oklahoma.
On June 6, 2012, we listed our Class A common stock on the NYSE under the symbol “HTA,” or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while our Class A and Class B common stock are collectively referred to as our common stock. The Class B common stock is identical to the Class A common stock except that our Class B common stock is not currently listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. The shares of our Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock, six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of our Class B common stock will have converted into our Class A common stock. Our Board of Directors has the discretion to convert all of our Class B common stock to our Class A common stock on the six month anniversary of the Listing. Each share of our Class A and Class B common stock participate in distributions equally.
On June 6, 2012, we commenced a modified “Dutch Auction” cash tender offer, or the Tender Offer, to purchase up to $150.0 million in value of our Class A common stock. As a result of the Tender Offer, on July 25, 2012, we purchased 14,850,964 shares of our Class A common stock at a purchase price of $10.10 per share, for an aggregate cost of approximately $150.0 million, excluding fees and expenses.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2012, we had a net loss of $2.9 million compared to net income of $0.2 million for the same period in 2011. For the nine months ended September 30, 2012, we had a net loss of $22.6 million compared to net income of $3.6 million for the nine months ended September 30, 2011. The losses in 2012 were primarily due to one-time expenses associated with the Listing and related activities.

•
Normalized funds from operations, or Normalized FFO, was $0.16 per share or $35.4 million and $0.12 per share or$28.6 million for the three months ended September 30, 2012 and 2011, respectively. This was an increase of $0.04 per share or 33.3%, compared to the same period in 2011. Normalized FFO was $0.45 per share or $101.1 million and $0.38 per share or $86.0 million for the nine months ended September 30, 2012 and 2011, respectively. This was an increase of $0.07 per share, or 18.4%, compared to the same period in 2011. The increases were driven by acquisitions, positive leasing activity, continued focus on reducing operating expenses and the completion of the Tender Offer. Normalized FFO is a non-GAAP financial measure. For a reconciliation of Normalized FFO to net income or loss, see “Funds from Operations and Normalized Funds from Operations” below.

•
For the three months ended September 30, 2012, rental income increased 12.8%, or $8.7 million, to $77.0 million as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, rental income increased 8.8%, or $18.0 million, to $221.9 million as compared to the nine months ended September 30, 2011.

•
For the three months ended September 30, 2012, net operating income, or NOI, increased 11.1%, or $5.2 million, to $52.3 million as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, NOI increased 8.5%, or $11.9 million, to $152.3 million as compared to the nine months ended September 30, 2011. NOI is a non-GAAP financial measure. For a reconciliation of NOI to net income or loss, see “Net Operating Income” below.

Internal Growth through Proactive Asset Management, Leasing and Property Management

•
The occupancy rate on our portfolio of properties, including leases that have been executed, but which have not yet commenced, was approximately 91.1% as of September 30, 2012. Tenant retention for the portfolio was approximately 86.8% for the quarter and 86.5% for the year-to-date, indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

•
Our portfolio of 12.5 million square feet of GLA is focused on strategically located on-campus medical office buildings in locations with high barriers to entry. As of September 30, 2012, approximately 95.7% of our portfolio, based on GLA, was located on or adjacent to, or anchored by the campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent was approximately 40.1% at September 30, 2012. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of September 30, 2012, approximately 56.7% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

•
During the three and nine months ended September 30, 2012, we transitioned approximately 2.6 million and 4.7 million square feet of GLA, respectively, to our in-house property management platform. In the past year, we have focused on internalizing the property management in our largest markets, including Indiana, Arizona, South Carolina and Georgia. We continue to focus on transitioning property management, leasing and construction management of our portfolio from third party teams to our internal teams to establish more direct relationships and in an effort to reduce fees paid to third parties. We expect to continue to transition our property management function during 2012 to our in-house property management platform and anticipate having approximately 70.0% of our current portfolio’s GLA managed internally by the end of the year.

Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2012, we had a flexible balance sheet with total assets of $2.4 billion, cash and cash equivalents of $8.3 million, and a leverage ratio of total debt to total capitalization of 32.3%.

•
As of September 30, 2012, $562.0 million was available on our $575.0 million unsecured revolving credit facility, which has approximately 3.5 years remaining until the initial maturity, with a one-year extension option, subject to certain conditions. We believe our borrowing capacity under our unsecured revolving credit facility as well as our access to other sources of debt and equity capital, while remaining within our low leverage range, should allow us to capitalize on favorable transactions that increase stockholder value.

•
During the first nine months of 2012, we entered into over $1.0 billion of new credit facilities which have been used to refinance our previous credit facility, repay $100.3 million of existing mortgages, and to fund acquisitions and other initiatives, including the Tender Offer. The net impact from these transactions has been to lower our average borrowing rate and extend the maturities of our debt. The weighted average borrowing cost, inclusive of our interest rate swaps and cap, has decreased to 4.02% per annum, a decrease from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 4.1 years to 4.4 years.

•	During July 2012, Standard & Poor’s re-affirmed our investment grade credit rating with a stable outlook.

•	During July 2012, we repurchased 14.9 million of our Class A common shares as part of the Tender Offer, which reduced our total outstanding shares as of September 30, 2012 to 214.4 million.

Relationship-Focused Growth Strategy

•
On January 13, 2012, we completed the acquisition of St. John Providence MOB, an approximately 203,000 square foot on-campus medical office building located in Novi, Michigan, for $51.3 million. The St. John Providence MOB, which was 99% leased as of the date of acquisition, is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody’s Investors Services rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia, for $8.9 million. This building is approximately 30,000 square feet of GLA and is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased by us in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of Penn Avenue Place in Pittsburgh, Pennsylvania, for a purchase price of $54.0 million. Penn Avenue Place is an eight story, approximately 558,000 square foot, healthcare integrated building which was completely renovated in 1997. The building was approximately 99.6% occupied as of the date of our acquisition and is anchored by Highmark, Inc. (Standard & Poor’s Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012. Highmark, Inc., which leases and occupies 92.4% of the building, is one of the largest Blue Cross affiliates in the nation.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts, for a purchase price of $100.0 million. This portfolio consists of 13 medical office buildings located on the campuses of Steward Care Network. This portfolio is 100% master leased on a triple net basis by Steward Health Care System LLC until 2024 and totals approximately 372,000 square foot. Steward Health Care System is the largest fully integrated community care organization in New England and is the third largest employer in Massachusetts.

•
On August 14, 2012, we completed the acquisition of the Rush MOB located in Oak Park, Illinois for $54.0 million. The Rush MOB is a 135,000 square foot, on-campus medical office building that is 100% master leased under a triple-net lease through 2019 to Rush University Medical Center. Rush University Medical Center (Moody’s rated A2) is a not-for-profit academic medical center comprising Rush University Medical Center, Rush University, Rush Oak Park Hospital and Rush Health. The building is connected with an enclosed walkway to Rush Oak Park Hospital, which is considered one of the dominant hospitals in the market.

Corporate Strategies
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (in particular, we are targeting approximately 70.0% of our existing portfolio to be managed internally by December 31, 2012);

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
We believe that we are well positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of September 30, 2012, our buildings were approximately 91.1% leased, including leases that we have executed, but which have not yet commenced.

Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain conservative leverage and financing flexibility with carefully staged debt maturities, thereby positioning us to take advantage of strategic investment opportunities. We believe our borrowing capacity under our unsecured revolving credit facility, as well as our access to other sources of debt and equity capital, while remaining within our targeted leverage range, should allow us to capitalize on favorable acquisition opportunities that arise. While we believe our unsecured revolving credit facility will enable us to take advantage of acquisition opportunities on a short-term basis, we intend to take advantage of multiple sources of capital that we can use to effectively manage our long-term leverage strategy, repay our secured debt maturities, or finance future acquisition opportunities. These other sources of capital include unsecured public debt financing, additional equity issuances, unsecured bank loans, and secured property-level debt. Over the long-term, we intend to continue to focus on migrating our capital structure toward a higher volume of unsecured debt. We also will seek to maintain our investment grade credit ratings, which we first received in July 2011 and was re-affirmed in July 2012. We believe this is important to preserving our access to these capital sources on favorable terms. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital.
Achieve Growth through Targeted Acquisitions
We plan to continue to focus primarily on mid-sized acquisitions, in the $25 million to $75 million range, of high-quality medical office buildings in our target markets as discussed above. We also have completed larger acquisitions from time to time and expect to continue to do so when attractive opportunities emerge. In particular, we seek to acquire properties that have the following attributes:

•
high occupancy and located on or aligned with campuses of leading healthcare systems, which we believe provide for better tenant retention rates and rental rate growth as compared to facilities not affiliated with a healthcare system;

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
Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Aurora Health, Banner Health, Catholic Healthcare Partners, Greenville Hospital System and Indiana University Health, among others. Through these relationships, we believe that we have developed a reputation of reliability, trustworthiness and high tenant satisfaction. In this regard, approximately 68.3% of our acquisitions since January 1, 2009, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems.
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

Acquisitions
During the nine months ended September 30, 2012, we completed four new portfolio acquisitions and expanded one of our existing portfolios through the purchase of an additional medical office building. The aggregate purchase price of these acquisitions was $268.2 million.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2012 and 2011
Our operating results are primarily comprised of income derived from our portfolio of properties. As of September 30, 2012, we owned and operated 246 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of 12.5 million square feet of GLA. As of September 30, 2011, we owned and operated 227 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of 11.1 million square feet of GLA.
Rental Income
For the three months ended September 30, 2012 and 2011, rental income attributable to our properties was $77.0 million and $68.3 million, respectively. For the three months ended September 30, 2012, rental income was comprised of contractual rental income of $74.5 million, straight-line rent of $2.3 million and other operating revenue of $0.2 million. For the three months ended September 30, 2011, rental income was comprised of contractual rental income of $64.9 million and straight-line rent of $3.4 million. The increase in rental income was primarily due to the addition of 19 medical office buildings to our portfolio since the third quarter of 2011.
For the nine months ended September 30, 2012 and 2011, rental income attributable to our properties was $221.9 million and $204.0 million, respectively. For the nine months ended September 30, 2012, rental income was comprised of contractual rental income of $213.4 million, straight-line rent of $7.7 million and other operating revenue of $0.8 million. For the nine months ended September 30, 2011, rental income was comprised of contractual rental income of $192.5 million, straight-line rent of $9.8 million and other operating revenue of $1.7 million. The increase in rental income was primarily due to the addition of 19 medical office buildings to our portfolio since the third quarter of 2011, partially offset by $1.4 million of revenue from lease terminations included in other operating revenue for the nine months ended September 30, 2011.
The aggregate occupancy for our operating properties including leases we have executed, but which have not commenced was approximately 91% as of September 30, 2012 and 2011.
Rental Expenses
For the three months ended September 30, 2012 and 2011, rental expenses attributable to our properties were $25.8 million and $22.9 million, respectively. For the nine months ended September 30, 2012 and 2011, rental expenses attributable to our properties were $73.3 million and $68.5 million, respectively. The increase in rental expenses for both the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to the addition of 19 medical office buildings to our portfolio since the third quarter of 2011.
 General and Administrative Expenses
For the three months ended September 30, 2012 and 2011, general and administrative expenses were $5.2 million and $5.5 million, respectively. For the nine months ended September 30, 2012 and 2011, general and administrative expenses were $16.1 million. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others. For the three and nine months ended September 30, 2012, general and administrative expense were relatively comparable to the same periods in 2011.
Acquisition-Related Expenses
For the three months ended September 30, 2012 and 2011, acquisition-related expenses were $1.3 million and $0.4 million, respectively. For the nine months ended September 30, 2012 and 2011, acquisition-related expenses were $6.6 million and $1.8 million, respectively. The increase in acquisition-related expenses for both the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily the result of the increased acquisitions activity and certain acquisition related payments.

Depreciation and Amortization Expense
For the three months ended September 30, 2012 and 2011, depreciation and amortization expense was $29.5 million and $27.4 million, respectively. For the nine months ended September 30, 2012 and 2011, depreciation and amortization expense was $87.8 million and $80.8 million, respectively. For both the three and nine months ended September 30, 2012, the increase in depreciation and amortization expense as compared to the same periods in 2011, was primarily due to the increase in our portfolio over the respective periods, as discussed above.
Listing Expenses
For the three months ended September 30, 2012, listing expenses were $4.8 million and include professional fees and share-based compensation expense related to the LTIP awards. For the nine months ended September 30, 2012, listing expenses were $17.3 million and include professional fees, other previously deferred offering costs and share-based compensation expense associated with the acceleration of certain previously unvested restricted shares as a result of the Listing and the LTIP awards.
Non-Traded REIT Expenses
For the three months ended September 30, 2012 and 2011, non-traded REIT expenses were $0.4 million and $2.7 million, respectively. For the nine months ended September 30, 2012 and 2011, non-traded REIT expenses were $4.2 million and $6.1 million, respectively. For the three months ended September 30, 2012 and 2011, these expenses include $0.4 million and $1.1 million of stockholder services costs, respectively, and $1.9 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. Stockholder services costs relate to daily, monthly and quarterly services provided to our stockholders, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we do not have. Prior to the Listing, we were providing this service to approximately 58,000 stockholders. The number of stockholders receiving this service has decreased significantly as our stockholders are transitioning their accounts to brokers. Additionally, these expenses include $1.6 million of share-based compensation expense attributable to our executives and Board of Directors, including the expense associated with cash shares, for the three months ended September 30, 2011, and $2.3 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively.  These related shares were accelerated pursuant to the Listing and were applicable to past services relative to our non-traded REIT status.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and net change in fair value of derivative financial instruments consisted of the following for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense on our debt	$8,960	$8,396	$26,474	$25,794
Amortization of deferred financing costs and debt discount/premium	826	806	2,888	2,440
Unused credit facility fees	514	734	1,669	1,641
Total	10,300	9,936	31,031	29,875
Interest expense related to our derivative financial instruments	1,312	391	2,251	1,117
Net change in fair value of our derivative financial instruments	2,520	589	7,815	1,163
Total	3,832	980	10,066	2,280
Total interest expense and net change in fair value of derivative financial instruments	$14,132	$10,916	$41,097	$32,155

The increase in interest expense and net change in fair value of derivative financial instruments for both the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to the losses associated with the change in the fair value of our derivative financial instruments.
During the first nine months of 2012, we entered into over $1.0 billion of new credit facilities which have been used to refinance our previous credit facility, repay $100.3 million of mortgages and to fund acquisitions and other initiatives, including the Tender Offer. The net impact from these transactions has been to lower our average borrowing rate and extend maturities.

Our weighted average borrowing cost, inclusive of our interest rate swaps and cap, has decreased to 4.02% per annum, a decrease from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 4.1 years to 4.4 years.
Debt Extinguishment Costs
During the nine months ended September 30, 2012, we incurred $1.9 million of debt extinguishment costs associated with $75.3 million of secured mortgages we paid off during the second quarter of 2012.
Funds from Operations and Normalized Funds from Operations
We define funds from operations, or FFO, a non-GAAP measure, as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income or loss.
We compute FFO in accordance with the current standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. The NAREIT reporting guidance directs companies, for the computation of NAREIT FFO, to exclude impairments of depreciable real estate and impairments to investments in affiliates when write-downs are driven by measurable decreases in the fair value of depreciable real estate held by the affiliate. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions. FFO should be reviewed in connection with other GAAP measurements.
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use normalized funds from operations, or Normalized FFO, which excludes from FFO acquisition-related expenses, listing expenses, transitional expenses from a non-traded to a listed entity, net change in fair value of derivative financial instruments, debt extinguishment costs, and other normalizing items. Other normalizing items are items such as legal settlements, lease termination fees and the write-off of deferred financing costs. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP) or to cash flows from operating activities (computed in accordance with GAAP) and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is the calculation of FFO and Normalized FFO for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(2,931)	$234	$(22,551)	$3,586
Depreciation and amortization expense	29,458	27,360	87,779	80,811
FFO	$26,527	$27,594	$65,228	$84,397
FFO per share - basic and diluted	$0.12	$0.12	$0.29	$0.38
Acquisition-related expenses	1,341	404	6,633	1,827
Listing expenses	4,751	—	17,295	—
Transitional expenses	350	—	2,054	—
Net change in fair value of derivative financial instruments	2,520	589	7,815	1,163
Debt extinguishment costs	—	—	1,886	—
Other normalizing items	(54)	—	146	(1,417)
Normalized FFO	$35,435	$28,587	$101,057	$85,970
Normalized FFO per share - basic and diluted	$0.16	$0.12	$0.45	$0.38
Weighted average number of shares outstanding - basic	218,264	229,391	225,501	224,151
Weighted average number of shares outstanding - diluted	218,420	229,568	225,657	224,329
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization expense, listing expenses, non-traded REIT expenses, interest expense and net change in fair value of derivative financial instruments, debt extinguishment costs and other income or expense. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, a reconciliation of net income or loss to net operating income has been provided for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(2,931)	$234	$(22,551)	$3,586
General and administrative expenses	5,164	5,451	16,079	16,119
Acquisition-related expenses	1,341	404	6,633	1,827
Depreciation and amortization expense	29,458	27,360	87,779	80,811
Listing expenses	4,751	—	17,295	—
Non-traded REIT expenses	350	2,709	4,197	6,104
Interest expense and net change in fair value of derivative financial instruments	14,132	10,916	41,097	32,155
Debt extinguishment costs	—	—	1,886	—
Other expense (income)	24	(17)	(67)	(161)
Net operating income	$52,289	$47,057	$152,348	$140,441

Liquidity and Capital Resources
We are dependent upon the proceeds from our operating cash flows and the proceeds from debt to conduct our activities. We stopped offering shares in our last follow-on offering as of February 28, 2011 and terminated our DRIP during the second quarter of 2012. We may conduct additional public offerings of our common stock in the future. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our unsecured revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. Because we are no longer receiving offering proceeds, we will rely on our operating cash flows and borrowings to fund our acquisitions and satisfy our other capital needs.
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
As of September 30, 2012, we estimate that our expenditures for capital improvements will require up to approximately $5.0 million for the coming three months. As of September 30, 2012, we had $8.8 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of September 30, 2012, we had $22.2 million of debt maturing during the last three months of the year. We will use cash flows from operations, cash on hand and our unsecured revolving credit facility to fund these debt maturities. As of September 30, 2012, we had cash and cash equivalents of $8.3 million and $562.0 million available on our $575.0 million unsecured revolving credit facility. Additionally, as of September 30, 2012, we had unencumbered properties with a gross book value of approximately $1.6 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
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

Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Cash and cash equivalents, beginning of period	$69,491	$29,270	$40,221
Net cash provided by operating activities	83,803	86,260	(2,457)
Net cash used in investing activities	(252,237)	(29,792)	(222,445)
Net cash provided by financing activities	107,283	36,565	70,718
Cash and cash equivalents, end of period	$8,340	$122,303	$(113,963)
Cash flows from operating activities decreased in 2012 primarily due to the costs associated with the Listing, partially offset by the operating income from our 2011 acquisitions being fully reflected in our operations for 2012 and from our 2012 acquisitions. We anticipate cash flows from operating activities to increase with contractual rent increases and continued leasing activity in our existing portfolio and as we continue to purchase more properties.
For the nine months ended September 30, 2012, net cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $230.6 million and capital expenditures of $18.3 million. For the nine months ended September 30, 2011, net cash flows used in investing activities related primarily to $29.7 million for the acquisitions of real estate operating properties and capital expenditures of $9.3 million, partially offset by proceeds of $14.5 million from the release of restricted cash. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the nine months ended September 30, 2012, net cash flows provided by financing activities related primarily to borrowings on our unsecured term loans of $455.0 million, partially offset by distributions to our stockholders of $62.5 million, repurchase of common stock including the Tender Offer of $182.4 million, principal repayments on mortgage loans payable of $106.5 million, and debt financing costs of $6.4 million associated with our new credit facility and term loan. For the nine months ended September 30, 2011, net cash flows provided by financing activities related primarily to funds raised from the issuance of common stock of $211.6 million and borrowings on our secured term loan of $125.5 million, partially offset by principal repayments of $181.2 million on mortgage loans payable, distributions to our stockholders of $63.0 million, repurchase of common stock of $27.7 million and offering costs of $18.2 million.
Distributions
In order to remain qualified as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue. We have paid distributions monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on the amount of any offering proceeds we may use to fund distributions.
On May 16, 2012, our Board of Directors determined that it was in the best interest of our stockholders to modify the payment of the monthly distributions to an annualized rate of $0.575 per share beginning June 1, 2012. After the payment of the June 2012 monthly distribution, we declared the remaining 2012 distributions on a quarterly basis. It is our intent to continue to pay distributions. However, our Board of Directors may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.
If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income has historically resulted in a return of capital to our stockholders.
For the three months ended September 30, 2012, we paid cash distributions of $11.3 million. On October 1, 2012, we paid cash distributions of $30.8 million to our Class A and B common stockholders for the quarter ending September 30, 2012. On October 24, 2012, our Board of Directors authorized a cash distribution of $0.14375 per share for both our Class A and Class B common stock for the quarter ending December 31, 2012. The distribution will be paid on January 4, 2013 to stockholders of record on December 31, 2012.

Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate between 30% and 40% of all of our properties’ and mortgage loans receivables' combined values, as determined at the end of each calendar year. For these purposes, the value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2012, our leverage ratio of total debt to total capitalization was 32.3%.
Unsecured Revolving Credit Facility and Term Loan
On March 29, 2012, we entered into our new credit agreement, consisting of a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan, which replaced our previous $575.0 million credit agreement. The actual amount of credit available under our new unsecured revolving credit and term loan facility is a function of certain loan to cost, loan to value, and debt service coverage ratios set forth in the new credit agreement. The new credit agreement can be increased by up to $175.0 million for an aggregate maximum principal amount of $1.05 billion, subject to certain conditions. Our new credit agreement matures in March 2016 and includes a one year extension option, subject to certain conditions. Borrowings under the unsecured revolving credit facility accrue interest at a rate per annum equal to the adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership's credit rating. Borrowings under the unsecured term loan portion of the new credit agreement accrue interest at a rate per annum equal to the adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership's credit rating. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2012, $300.0 million had been drawn on the unsecured term loan portion of the new credit agreement and $562.0 million was available on the $575.0 million unsecured revolving credit facility. The interest rate on the unsecured revolving credit facility was 1.79% per annum as of September 30, 2012. See Note 8, Debt, Net to our accompanying condensed consolidated financial statements, for further information regarding our new credit agreement.
On March 29, 2012, we entered into an interest rate swap for a notional amount of $200.0 million, and with a maturity date of March 29, 2017. On May 21, 2012, we entered into another interest rate swap for a notional amount of $100.0 million, and with a maturity date of June 15, 2016. These swaps serve to fix the interest rate on our $300.0 million unsecured term loan at 2.95% per annum.
New Unsecured Term Loan
On July 20, 2012, we entered into a new unsecured term loan, or the new term loan, in the amount of $155.0 million. The new term loan was primarily used to fund the Tender Offer. Borrowings under the new term loan accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership's credit rating. The margin associated with our borrowings as of September 30, 2012 was 2.00%. The new term loan matures in July 2019.
In anticipation of the new term loan we entered into an interest rate swap on June 14, 2012 for a notional amount of $50.0 million, and with a maturity date of July 17, 2019. After giving effect to the interest rate swap which fixes the interest rate at 3.39% per annum on $50.0 million of the loan, the weighted average interest rate is 2.61% per annum as of September 30, 2012. On November 1, 2012, we entered into an interest rate swap for a notional amount of $105.0 million, and with a maturity date of July 17, 2019. The interest rate swap fixes the interest rate at 3.24% per annum on $105.0 million of the loan.
Fixed and Variable Rate Mortgages
As of September 30, 2012, we had $384.1 million of fixed rate mortgages and $20.5 million of variable rate mortgages outstanding. The interest rates on our fixed and variable rate mortgages range from 1.89% to 12.75% per annum with a weighted average interest rate of 5.71% per annum. During the last three months of the year $22.2 million of our fixed and variable rate debt matures.

Secured Real Estate Term Loan
We have a senior secured real estate term loan in the amount of $125.5 million. Interest is payable monthly at a rate of one-month LIBOR plus 2.35%, which equated to 2.60% as of September 30, 2012. After giving effect to the impact of the interest rate swap, which fixes the interest rate at 3.42% on $75.0 million of the loan, the weighted average interest rate associated with this term loan is 3.09% per annum as of September 30, 2012. This secured term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The loan agreement for this secured term loan includes financial covenants that we believe are customary for loans of this type, including a maximum ratio of total indebtedness to total assets, a minimum ratio of EBITDA to fixed charges, and a minimum level of tangible net worth. In addition, the term loan agreement includes events of default that we believe are customary for loans of this type. This term loan is secured by 25 buildings within 12 property portfolios in 13 states and no prepayment is permitted until March 1, 2013. Our operating partnership has guaranteed 25% of the principal balance (or $31.4 million) and 100% of the interest under this secured term loan.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, and there have been no material changes to our Critical Accounting Policies as disclosed therein, other than the recognition of expense related to our LTIP, as further discussed in Note 12, Stockholders’ Equity, in our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued accounting pronouncements.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements, for a further discussion of our commitments and contingencies.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2012, we had debt outstanding in the principal amount of $1.0 billion, including a premium of $2.5 million. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amount, and reporting requirements. As of September 30, 2012, we believe that we were in compliance with all such covenants and reporting requirements on our debt.
As September 30, 2012, the weighted average interest rate on our outstanding debt inclusive of the impact of our interest rate swaps was 4.02% per annum.
Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
Subsequent Events
See Note 15, Subsequent Events, to our accompanying condensed consolidated financial statements, for a further discussion of our subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk that was provided in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, other than the updates discussed within this item.
The table below presents, as of September 30, 2012, the principal amounts and weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average interest rates).

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt - principal payments	$1,693	$31,326	$6,392	$72,625	$104,696	$167,336	$384,068
Weighted average interest rate on fixed rate debt (per annum)	5.86%	5.75%	5.80%	5.41%	5.99%	6.12%	5.92%
Variable rate debt - principal payments	$20,458	$125,500	$—	$—	$313,000	$155,000	$613,958
Weighted average interest rate on variable rate debt (per annum) (based on rates in effect as of September 30, 2012)	1.90%	2.66%	—%	—%	2.68%	4.56%	2.83%
Our total debt was $998.0 million ($1.0 billion, including premium) as of September 30, 2012. As of September 30, 2012, we had fixed and variable rate debt with interest rates ranging from 1.89% to 12.75% per annum and a weighted average interest rate of 3.64% per annum. We had $384.1 million ($386.5 million, including premium) of fixed rate debt, or 38.5% of total debt, at a weighted average interest rate of 5.92% per annum and $613.9 million of variable rate debt, or 61.5% of total debt, at a weighted average interest rate of 2.22% per annum as of September 30, 2012.
As of September 30, 2012, the fair value of our fixed rate debt was $439.6 million and the fair value of our variable rate debt was $615.8 million.
As of September 30, 2012, we had five fixed rate interest rate swaps.
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
As of September 30, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.
There are no other material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 27, 2012, however, we have updated the following risk factors:

Our property investments are geographically concentrated in certain states and subject to economic fluctuations in those states.
As of September 30, 2012, we had (i) interests in 26 buildings located in Texas, which accounted for 13.4% of total annualized base rent, (ii) interests in 44 buildings in Arizona, which accounted for 10.8% of our total annualized base rent, (iii) interests in 22 buildings located in South Carolina, which accounted for 8.5% of our total annualized base rent, (iv) interests in four buildings in Pennsylvania, which accounted for 8.4% of our total annualized base rent, (v) interests in 20 buildings in Florida, which accounted for 7.6% of our total annualized base rent, (vi) interests in 44 buildings in Indiana, which accounted for 7.3% of our total annualized base rent, (vii) interests in eight buildings in New York, which accounted for 7.0% of our total annualized base rent, and (viii) interests in 13 buildings in Georgia, which accounted for 5.7% of our total annualized base rent. As a result, our business, financial condition, results of operations, and ability to make distributions to our stockholders could be disproportionately affected by an economic downturn or other events affecting the economies in these states.
Recently enacted comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations. On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the two laws generally upholding the entirety of the Patient Protection and Affordable Care Act including holding that the “individual mandate”-the centerpiece of the legislation that requires all individuals to purchase some form of health insurance-is permissibly construed as a tax imposed on those who do not obtain health insurance. Notably, the portions of the health reform laws addressing fraud, waste and abuse remain intact. The only aspect of the laws held unconstitutional is the mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133 percent of the poverty level. The Supreme Court held that Congress could not require states to implement such an expansion or risk losing all federal Medicaid funding. As a result of the Supreme Court's decision, states may opt to expand Medicaid coverage in accordance with the laws but are not required to do so. Despite the Supreme Court’s decision, it remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. In addition, there have been numerous Congressional attempts to amend and repeal the laws both prior to and subsequent to the Supreme Court’s ruling; we cannot predict whether any of these attempts to repeal or amend the laws will be successful. Moreover, a number of states have indicated that they will not take steps to implement certain aspects of the laws notwithstanding the Court’s ruling. Consequently, it remains difficult to foresee how individuals and business will respond to the choices afforded them by law. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchases will be made at the sole discretion of our Board of Directors.

During the three months ended September 30, 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	14,875,444	$10.10	—	(2)
August 1, 2012 to August 31, 2012	19,508	$9.27	—	(2)
September 1, 2012 to September 30, 2012	—	$—	—	(2)
_______________________________________

(1)	The purchases of our common stock during July were primarily related to our tender offer and those in August were to eliminate all our outstanding fractional shares.

(2)
On August 6, 2012, our Board of Directors approved a stock repurchase program to purchase up to $100.0 million of our Class A common stock from time to time prior to August 5, 2012. There have been no repurchases under the program and $100.0 million of repurchase capacity remained available under the program.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, and incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.
(Registrant)

November 9, 2012	By:	/S/ SCOTT D. PETERS
Date		Scott D. Peters Chief Executive Officer, President and Chairman (Principal executive officer)

November 9, 2012	By:	/S/ KELLIE S. PRUITT
Date		Kellie S. Pruitt Chief Financial Officer (Principal financial officer and Principal accounting officer)

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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