Form 10-K
period 2012-12-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2013-03-01
CIK 1360604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-35568
HEALTHCARE TRUST OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-4738467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona (Address of principal executive offices)	85254 (Zip Code)
Registrant’s telephone number, including area code: (480) 998-3478
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Class B-1, B-2 and B-3 common stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☑

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $566,767,574, computed by reference to the closing price as reported on the New York Stock Exchange.

As of February 22, 2013, there were 100,993,986 shares of Class A common stock and 114,566,254 shares of Class B common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders to be held in July 2013 are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

HEALTHCARE TRUST OF AMERICA, INC.
(A Maryland Corporation)

PART I

Item 1. Business.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, or our operating partnership, except where the context otherwise requires.
BUSINESS OVERVIEW
We are a Maryland corporation and we were incorporated on April 20, 2006. We were initially capitalized on April 28, 2006 and consider that to be our date of inception.
We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT. We acquire, own and operate medical office buildings and other facilities that serve the healthcare industry. We have been an active, disciplined buyer of medical office buildings, acquiring properties with an aggregate purchase price of approximately $2.6 billion through December 31, 2012. We are one of the largest owners of medical office buildings, based on gross leasable area, or GLA, in the United States. Our portfolio is primarily concentrated within major U.S. metropolitan areas and located primarily on or adjacent to campuses of nationally recognized healthcare systems. Approximately 95.7% of our portfolio based on GLA was located on-campus or aligned with nationally and regionally recognized healthcare systems.
Our business focuses on building relationships with strong tenants and health systems that are leaders in their markets. Investment grade rated tenants as a percent of annualized base rent was approximately 39.8% as of December 31, 2012. As of December 31, 2012, approximately 56.3% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency, including, but not limited to, Greenville Hospital System, Highmark, Aurora Health Care, Indiana University Health, Community Health Systems, Deaconess Health System, Banner Health, Hospital Corporation of America, Wellmont Health System, Catholic Health Partners, Rush University Medical Center and Sisters of Mercy Health System. As of December 31, 2012, our portfolio contains approximately 12.6 million square feet of GLA with an occupancy rate of approximately 91.1%, including month-to-month leases and leases that have been executed, but which have not yet commenced. Our portfolio is diversified geographically across 27 states, with no state having more than 11.0% of the GLA of our portfolio. As of December 31, 2012, none of our tenants at our properties accounted for 6.0% or more of our annualized base rent. As of December 31, 2012, our portfolio consisted of 247 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a mortgage loan receivable secured by medical office buildings.
We invest primarily in medical office buildings based on fundamental healthcare and real estate economics. Medical office buildings serve a critical role in the national healthcare delivery system, and we believe there are key dynamics within the healthcare industry that increase the need for, and the value of, medical office buildings. Overall healthcare utilization is expected to increase as a result of the population aging and the implementation of the Affordable Care Act. Further medical office buildings typically have higher rent coverage and more stable income than other healthcare real estate. As hospitals and other facilities that serve the healthcare industry and physicians continue to collaborate, we believe an increasing number of healthcare services will be undertaken in medical offices. Further, with healthcare reform projected to expand coverage to over 30 million additional patients by 2021, we believe the performance of office-based services will play a key role in providing quality healthcare while also allowing for the recognition of cost efficiencies. In addition, as the emphasis within the healthcare industry moves toward preventative care, rather than responsive care, we expect that more healthcare services will be undertaken at medical offices.
Another key reason that we invest in medical office buildings is that we believe there is generally the potential for higher returns with lower vacancy risk relative to other types of real estate investing. Like traditional commercial office property, as we renew leases and lease new space, we expect that the recovering economy and the limited supply will allow us to earn higher rents. Unlike commercial office space, however, medical office tenants, primarily physicians, hospitals and other healthcare providers, typically do not move or relocate, thus providing for stable tenancies and an ongoing demand for medical office space.
Our principal executive offices are located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254 and our telephone number is (480) 998-3478. We maintain a web site at www.htareit.com at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the Securities Exchange Commission, or the SEC. They are also available in hard copy to any stockholder upon request.

BUSINESS STRATEGIES
Our primary objective is to enhance stockholder value with disciplined growth through strategic investments and to provide an attractive total risk-adjusted return for our stockholders by consistently increasing our cash flow. The strategies we intend to execute to achieve this objective include:

•
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight.  Our asset management focuses on a defined growth strategy, seizing on opportunities to achieve more profitable internal and external growth. Our strategy focuses on increasing rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
transitioning the property management and leasing function to our in-house property management and leasing platform in geographic areas in which we have significant portfolio concentrations. We believe our in-house property management and leasing platform improves tenant relations that helps drive higher retention rates and enables us to achieve deeper local and regional expertise;

•	obtaining accretive rental rates on our lease rollovers and actively leasing our vacant space at a time when there is limited supply of medical office space in a slow-recovering economy;

•	leveraging and proactively partnering with recognized property management and leasing companies in markets where our in-house property management platform is not currently active;

•	improving the quality of service provided to tenants by being attentive to needs, managing expenses, and strategically investing capital;

•	generating cost savings through the standardization of processes and leveraging purchasing power to negotiate lower rates for services and products;

•	maintaining the high quality of our properties and building on our marketing initiative to brand our company as the landlord of choice; and

•	maintaining regional offices in markets in which we have a significant presence.

•
Achieve Growth through Targeted Acquisitions. We employ an acquisition philosophy that focuses primarily on mid-sized, relationship-driven medical office building targets that are located in established markets and that complement our existing portfolio. We emphasize building long-term relationships with healthcare systems, owners, operators, and other key industry participants as a core aspect of our acquisition strategy. We believe our focus on building such a strong, relationship-based network fosters opportunities for future growth of our company. We intend to grow through the strategic acquisition of high-quality medical office buildings:

•
with stabilized occupancy that are located on-campus or aligned with nationally recognized healthcare systems in major U.S. metropolitan areas. On-campus locations tend to provide for better tenant retention rates and rental rate growth as compared to unaffiliated facilities;

•
that are affiliated with the country’s top healthcare systems, which attract the top physicians. We will seek healthcare systems with dominant market share, high credit quality and those who invest capital into their campuses;

•
that are located in high-growth primary and secondary markets with attractive demographics and favorable regulatory environments in business-friendly states or those with high barriers to entry, especially those in which we believe we can achieve operational and leasing efficiency; and

•	that create an equal mix of credit-rated tenants with long-term, triple-net leases with fixed, scheduled rental growth and multi-tenant buildings with greater market-driven growth opportunities.
We believe we have relationships and a proven track record of acquiring properties directly from local developers and healthcare systems at accretive cap rates. We will continue to focus our acquisition activity primarily on high quality medical office buildings, which we believe comprise the majority of our current property portfolio. We believe our pure focus on the medical office building sector of healthcare related real estate will provide insulation from the impact of certain governmental regulatory actions. This is because medical office buildings typically have a diversified payer mix composed largely of private health insurance companies.

•
Actively Manage Our Balance Sheet Strength and Flexibility.  As of December 31, 2012, we had a flexible balance sheet with a leverage ratio of total debt to total capitalization of 32.8%, and $503.0 million available on our $575.0 million unsecured revolving credit facility. We actively manage our balance sheet to maintain conservative leverage with carefully staged debt maturities. This positions us to take advantage of strategic investment opportunities. We intend to utilize our unsecured credit facility for acquisition opportunities on a short-term basis. We have a number of sources of liquidity available to effectively manage our long-term leverage strategy, such as unsecured bank debt, mortgage financing, and public debt and equity.

COMPANY HIGHLIGHTS

•
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol “HTA,” or the Listing. The shares of our Class B-1 common stock converted into shares of our Class A common stock on December 6, 2012 and our Class B-2 and B-3 common stock will convert to Class A common stock on June 6, 2013 and December 6, 2013, respectively. As of December 31, 2012, we had 100.1 million shares of Class A shares outstanding which are eligible to trade on the NYSE.

•	As of December 31, 2012, approximately 95.7% of our total GLA of 12.6 million square feet was located on-campus or aligned with nationally and regionally recognized healthcare systems.

•
The occupancy rate on our portfolio of properties, including month-to-month leases and leases that have been executed, but which have not yet commenced, was approximately 91.1% as of December 31, 2012, and our tenant retention for the year was approximately 86.5%.

•
During the year ended December 31, 2012, we transitioned approximately 4.9 million square feet of GLA to our in-house property management platform. As of December 31, 2012, approximately 70% of our total GLA was managed internally. During 2012, we opened our fourth regional office, located in Atlanta, Georgia.

•
During the year ended December 31, 2012, we acquired $294.9 million of high quality, on-campus or affiliated medical office buildings. These acquisitions totaled over 1.3 million square feet and expanded our asset base by more than 10%. These properties were acquired directly from local developers or health systems and are located in the key markets of Boston, Pittsburgh, Dallas, and Atlanta. They were over 99% occupied by GLA at closing and were acquired at unlevered yields in the mid 7% range.

•
Normalized Funds from Operations, or Normalized FFO, was $0.61 per share, or $135.3 million for the year ended December 31, 2012. This was an increase of $0.09 per share, or 17.3%, as compared to 2011. For additional information on Normalized FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Funds from Operations and Normalized Funds from Operations”, which includes a reconciliation to net income or loss for the years ended December 31, 2012 and 2011, and for an explanation of why we are presenting this non-GAAP financial measure.

•
As of December 31, 2012, we had a strong, flexible balance sheet with total assets of $2.4 billion, cash and cash equivalents of $16.0 million, $503.0 million available on our unsecured revolving credit facility and a leverage ratio of total debt to total capitalization of 32.8%.

•
During the year ended December 31, 2012, we entered into a new $575.0 million unsecured revolving credit facility, with an extended term and lower pricing, and we also closed on $455.0 million in 4 and 7 year term loans. These loans have been used to refinance our previous credit facility, pay off $120.7 million of fixed and variable rate mortgages, and to fund acquisitions and other initiatives, including our tender offer. The net impact from these transactions has been to lower our average borrowing rate and extend the maturities of our debt. The weighted average borrowing cost, inclusive of our interest rate swaps and cap, has decreased to 4.06% per annum, from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 4.1 years to 4.3 years.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate in the healthcare industry because we believe the demand for healthcare real estate will continue to increase consistent with health spending in the United States. Health spending as a percent of the U.S. gross domestic product, or GDP, increased from 5.8% in 1964 to 17.9% in 2012 according to the National Health Expenditures report by the Centers for Medicare and Medicaid Services dated January 2013. Such national healthcare expenditures are projected to reach 19.6% of GDP by 2021, as set forth in the chart below. Similarly, overall healthcare expenditures have risen sharply since 2005 and are projected to grow 5.7% per annum through 2021.

National Healthcare Expenditures
(2006-2021)
$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
16.2%
16.4%
16.8%
17.9%
17.9%
17.9%
17.9%
17.8%
18.2%
18.2%
18.3%
18.4%
18.6%
18.9%
19.2%
19.6%
$2.16
$2.30
$2.40
$2.50
$2.59
$2.70
$2.81
$2.92
$3.13
$3.31
$3.51
$3.72
$3.95
$4.21
$4.49
$4.78
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
National Healthcare Expenditures (Trillions)
National Healthcare Expenditures (% of GDP)

Source: Centers for Medicare & Medicaid Services: National Health Expenditures and Selected Economic Indicators, June 2012
Between 2010 and 2050, the U.S. population over 65 years of age is projected to more than double from 40.4 million to nearly 83.7 million people, as reflected in the below chart. Similarly, the 85 and older population is expected to more than triple, from 5.5 million in 2010 to 18.0 million between 2010 and 2050. The number of older Americans is also growing as a percentage of the total U.S. population as the “baby boomers” enter their 60s. The number of persons older than 65 was estimated to comprise 13.1% of the total U.S. population in 2010 and is projected to grow to 20.9% by 2035, as reflected in the below chart.

Projected U.S. Population Aged 65+
(2010-2050)
100
90
80
70
60
50
40
30
20
10
0
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
13.1%
14.8%
16.8%
18.8%
20.3%
20.9%
21.0%
20.8%
20.9%
40.4
47.7
56.0
65.1
72.8
77.3
79.7
81.3
83.7
2010
2015
2020
2025
2030
2035
2040
2045
2050
Projected U.S. Population Aged 65+ (in millions)
Projected Percent of U.S. Population Aged 65+

Source: U.S. Census Bureau, Population Division, 2012.
Based on the information above, we believe that healthcare expenditures for the population over 65 years of age will continue to rise as a disproportionate share of healthcare dollars is spent on older Americans. According to the 2011 Consumer Expenditure Survey, persons aged 65 to 74 years spent the highest amount annually for healthcare with more than $5,000 in annual personal expenditures including health insurance premiums. Those aged more than 75 years followed closely with nearly $4,500 spent on healthcare per year. In contrast, persons aged less than 25 years spent only $841 per year on healthcare. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe that this increased demand for healthcare services will create a substantial need for the development of additional medical office buildings and other facilities that serve the healthcare industry in many regions of the United States. Additionally, we believe that there will likely be a focus on lower cost outpatient care to support the aging U.S. population, which will continue to support medical office building demand in the long term. We believe this will result in a substantial increase in suitable, quality properties meeting our acquisition criteria.
Another key driver of healthcare expenditures is expected to be the Patient Protection and Affordable Care Act, originally passed in March 2010 and upheld by the U.S. Supreme Court in 2012.  The broad-based initiative has the potential to expand coverage for many Americans, further increasing the number of people who are able to utilize medical services. The Congressional Budget Office estimates an additional 30 million individuals will gain access to insurance coverage by 2021 as a result of this reform. In addition, the Affordable Care Act's focus on preventative care is expected to increase the utilization of outpatient care into the future.
Healthcare Industry Trends and Outlook
The current healthcare environment is impacted by several factors, each of which we believe will impact the industry outlook over the long term:

•
According to the United States Department of Labor's Bureau of Labor Statistics, the healthcare industry was the largest industry in the United States in 2010, providing 16 million jobs. Healthcare-related jobs are among the fastest growing occupations, accounting for ten of the 20 fastest growing occupations, including nurses and allied health professions. The Bureau of Labor and Statistics estimates that healthcare will generate three million new wage and salary jobs between 2008 and 2018, more than any other industry. Wage and salary employment in the healthcare industry is projected to increase 22% through 2018, compared with 11% for all industries combined. Despite the downturn in the economy and widespread job losses in most industries, the healthcare industry has not been impacted from an employment perspective. We expect the increased growth in the healthcare industry will correspond with a growth in demand for medical office buildings and other facilities that serve the healthcare industry.

•
Complex state and federal regulations govern physician hospital referrals. Patients typically are referred to particular hospitals by their physicians. To restrict hospitals from inappropriately influencing physicians to refer patients to them, federal and state governments adopted Medicare and Medicaid anti-fraud laws and regulations. One aspect of these complex laws and regulations addresses the leasing of medical office space by hospitals to physicians. One objective of the regulations is to restrict medical institutions from providing facilities to physicians at below market rates or on other terms that may present an opportunity for undue influence on physician referrals. The regulations are complex, and adherence to the regulations is time consuming and requires significant documentation and extensive reporting to regulators. The costs associated with regulatory compliance have encouraged many hospital and physician groups to seek third-party ownership and/or management of their healthcare-related facilities.

•
Physicians are increasingly being employed by health systems. To increase the numbers of patients they can see and thereby increase market share, physicians have formed and are forming group practices and employing non-physician health practitioners to extend their reach. By doing so, physicians can gain greater influence in negotiating rates with managed care companies and hospitals in which they perform services. Also, the creation of these groups allows for the dispersion of overhead costs over a larger revenue base and gives physicians the financial ability to acquire new and expensive diagnostic equipment. Moreover, certain group practices may benefit from certain exceptions to federal and state self-referral laws, permitting them to offer a broader range of medical services within their practices and to participate in the facility fee related to medical procedures. We believe this increase in the number of group practices has led to the construction of new medical facilities in which the groups are housed and medical services are provided.

•
One of the central tenets of the Affordable Care Act is the development of Accountable Care Organizations, or ACOs. These ACO's are designed to improve coordination between hospitals, physicians, nurses, and other care providers and are expected to improve patient care and also reduce costs. Hospitals had been pursuing physician and health practitioner employment before this time, however we believe the Affordable Care Act accelerated this trend. As a result, the number of independent physicians has decreased from 57% in 2000 to 39% in 2012, according to data from Accenture. Health systems view their employed physicians as key referral sources that drive volume across their system and, thus, have generally decided to locate the physicians close to their hospitals.

We believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to demographic trends and the resistance of rising healthcare expenditures to economic downturns. For this reason, we believe medical office building investments could potentially offer a more stable return to investors compared to other types of real estate investments.
Medical Office Building Supply and Demand
We invest primarily in medical office buildings. We believe that demand for medical office buildings will increase due to a number of factors, including:

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

•
Advances in medical technology will continue to enable healthcare providers to identify and treat once fatal ailments and will improve the survival rate of critically ill and injured patients who will require continuing medical care. Along with these technical innovations, the U.S. population is growing older and living longer. In addition, according to the Centers for Disease Control and Prevention, from 1950 to 2010, the average life expectancy at birth increased from 68.2 years to 78.3 years. By 2050, the average life expectancy at birth is projected to increase to 83.1 years, according to the U.S. Census Bureau.

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

PORTFOLIO OF PROPERTIES
As of December 31, 2012, our portfolio consisted of 247 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a mortgage loan receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.6 million square feet of GLA, with an occupancy rate of approximately 91.1%, including month-to-month leases and leases we have executed, but which have not yet commenced.
Our properties are primarily located on-campus or aligned with nationally and regionally recognized healthcare systems in the United States, including some of the largest in the United States, such as Ascension Health, Allina Health, Banner Health, Catholic Health East, Greenville Hospital System, Highmark, Hospital Corporation of America, Indiana University Health and Steward Health Care System. As of December 31, 2012, approximately 95.7% of our portfolio, based on GLA, is located on-campus or aligned with such healthcare systems.

Portfolio Diversification by Type	Number of Buildings	GLA (In thousands)	Percent of Total GLA	Number of States
Medical office buildings:
Single-tenant, net lease	71	2,911	23.1%	10
Single-tenant, gross lease	4	214	1.7	3
Multi-tenant, net lease	73	3,439	27.3	20
Multi-tenant, gross lease	99	4,807	38.2	15
Other facilities that serve the healthcare industry:
Hospitals, single-tenant, net lease	10	641	5.1	4
Seniors housing, single-tenant, net lease	9	581	4.6	3
Total	266	12,593	100.0%

SIGNIFICANT TENANTS
As of December 31, 2012, none of our tenants at our properties accounted for 6.0% or more of our annualized base rent. The table below depicts our top 15 health system tenants in our medical office buildings as determined by GLA.

Tenant	Weighted Average Remaining Lease Term (years)	Total Leased GLA (In thousands)	Percent of Leased GLA	Annualized Base Rent (In thousands) (1)	Percent of Annualized Base Rent
Greenville Hospital System	11	761	6.6%	$13,455	5.7%
Highmark	9	573	5.0	9,148	3.9
Steward Health Care System	11	359	3.1	7,269	3.1
Aurora Health Care	11	315	2.7	6,684	2.8
Indiana University Health	4	310	2.7	5,602	2.4
Community Health Systems	6	299	2.6	6,491	2.7
West Penn Allegheny Health System	10	278	2.4	6,359	2.7
Deaconess Health System	11	261	2.3	3,951	1.7
Banner Health	2	225	2.0	4,755	2.0
Hospital Corporation of America	4	221	1.9	4,911	2.1
Capital District Physicians’ Health Plan	4	200	1.7	3,044	1.3
Catholic Health Partners	4	155	1.4	2,318	1.0
Wellmont Health System	10	154	1.4	2,530	1.1
Rush University Medical Center	7	137	1.2	4,307	1.8
Sisters of Mercy Health System	13	134	1.2	3,658	1.4
Total		4,382	38.2%	$84,482	35.7%
________________________

(1)	Annualized base rent is based on the contractual base rent in effect as of December 31, 2012, excluding the impact of abatements, concessions, and straight-line rent.
GEOGRAPHIC CONCENTRATION
As of December 31, 2012, our portfolio was comprised of approximately 12.6 million square feet of GLA and was concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for healthcare.

Market	GLA (In thousands)	Percent of Portfolio
Phoenix, AZ	1,152	9.1%
Pittsburgh, PA	978	7.8
Greenville, SC	965	7.6
Indianapolis, IN	820	6.5
Albany, NY	741	5.9
Houston, TX	692	5.5
Atlanta, GA	574	4.6
Dallas, TX	462	3.7
Boston, MA	359	2.9
Raleigh, NC	244	1.9
Oklahoma City, OK	186	1.5
Total	7,173	57.0%

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
COMPETITION
We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors for the acquisition of medical office buildings and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who have a competitive advantage in terms of size, capitalization, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for real properties or other real estate related assets which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
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
We believe our focus on medical office buildings, our experience and expertise, and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network with healthcare providers and local developers, which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows for us to effectively lease available medical office space, retain our tenants, and maintain and improve our assets.

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
Healthcare Legislation.  The Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act, together serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations.
On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the two laws generally upholding the entirety of the Patient Protection and Affordable Care Act including holding that the “individual mandate”-the centerpiece of the legislation that requires all individuals to purchase some form of health insurance-is permissibly construed as a tax imposed on those who do not obtain health insurance. Notably, the portions of the health reform laws addressing fraud, waste and abuse remain intact. The only aspect of the laws held unconstitutional is the mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133 percent of the poverty level. The Supreme Court held that Congress could not require states to implement such an expansion or risk losing all federal Medicaid funding. As a result of the Supreme Court’s decision, states may opt to expand Medicaid coverage in accordance with the laws but are not required to do so. Despite the Supreme Court’s decision, it remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. In addition, there have been numerous Congressional attempts to amend and repeal the laws both prior to and subsequent to the Supreme Court’s ruling; we cannot predict whether any of these attempts to repeal or amend the laws will be successful. Moreover, a number of states have indicated that they will not take steps to implement certain aspects of the laws notwithstanding the Court’s ruling. Consequently, it remains difficult to foresee how individuals and business will respond to the choices afforded them by law. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected.
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
Healthcare Licensure and Certification.  Some of our medical properties and their tenants may require a license or multiple licenses or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. This event could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate plant expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.
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
Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability on us without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

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
EMPLOYEES
As of December 31, 2012, we had approximately 110 employees, none of whom is subject to a collective bargaining agreement.
TAX STATUS
The following discussion addresses U.S. federal income tax considerations related to our election to be subject to taxation as a REIT and the ownership and disposition of our common stock that may be material to holders of our common stock. This discussion does not address any foreign, state, or local tax consequences of holding our stock. The provisions of the Internal Revenue Code of 1986, as amended, or the Code, concerning the U.S. federal income tax treatment of a REIT are highly technical and complex; the following discussion sets forth only certain aspects of those provisions. This discussion is intended to provide you with general information only and is not intended as a substitute for careful tax planning.
This summary is based on provisions of the Code, applicable final and temporary Treasury Regulations, judicial decisions, and administrative rulings and practice, all in effect as of the date of this report, and should not be construed as legal or tax advice. No assurance can be given that future legislative or administrative changes or judicial decisions will not affect the accuracy of the descriptions or conclusions contained in this summary. In addition, any such changes may be retroactive and apply to transactions entered into prior to the date of their enactment, promulgation or release. We do not expect to seek a ruling from the Internal Revenue Service, or IRS, regarding any of the U.S. federal income tax issues discussed in this report, and no assurance can be given that the IRS will not challenge any of the positions we take and that such a challenge will not succeed. This discussion does not purport to address all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular investment circumstances, or if they are a type of investor subject to special tax rules. Prospective purchasers of our stock are urged to consult their tax advisors prior to any investment in our stock concerning the potential U.S. federal, state, local, and foreign tax consequences of the investment with specific reference to their own tax situations.
Federal Income Taxation of HTA
We believe that we have qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2007 under Sections 856 through 860 of the Code for U.S. federal income tax purposes and we intend to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for U.S. federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). As a REIT, we generally are not subject to U.S. federal income tax on net income that we distribute to our stockholders.
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

•
if we fail to satisfy any of the asset tests, other than the 5% or the 10% asset tests that qualify under a de minimis exception, and the failure qualifies under the general exception, as described below under “- Qualification as a REIT - Asset Tests,” then we will have to pay an excise tax equal to the greater of (i) $50,000 and (ii) an amount determined by multiplying the net income generated during a specified period by the assets that caused the failure by the highest U.S. federal income tax applicable to corporations;

•
if we fail to satisfy any REIT requirements other than the income test or asset test requirements, described below under “- Qualification as a REIT - Income Tests” and “- Qualification as a REIT - Asset Tests,” respectively, and we qualify for a reasonable cause exception, then we will have to pay a penalty equal to $50,000 for each such failure;

•	we will be subject to a 4% excise tax if certain distribution requirements are not satisfied;

•
we may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record-keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders, as described below in “- Recordkeeping Requirements;”

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
Qualification as a REIT
In General
The REIT provisions of the Code apply to a domestic corporation, trust, or association that properly elects to be taxed as a REIT (i) that is managed by one or more trustees or directors, (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest, (iii) would be taxable as a domestic corporation but for Section 856 through 860 of the Code, (iv) that is neither a financial institution nor an insurance company, (v) that uses a calendar year for U.S. federal income tax purposes and complies with applicable recordkeeping requirements, and (vi) that meets the additional requirements discussed below.

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
Income Tests
In order to maintain qualification as a REIT, we must annually satisfy two gross income requirements:
first, at least 75% of our gross income (excluding gross income from prohibited transactions, cancellation of indebtedness income, income from certain hedging transactions, and certain other income and gains as described below) for each taxable year must be derived, directly or indirectly, from investments relating to real property or mortgages on real property or from certain types of temporary investments (or any combination thereof). Qualifying income for purposes of this 75% gross income test generally includes: (a) rents from real property, (b) interest on obligations secured by mortgages on real property or on interests in real property, (c) dividends or other distributions on, and gain from the sale of, shares in other REITs, (d) gain from the sale of real estate assets (other than gain from prohibited transactions), (e) income and gain derived from foreclosure property, and (f) qualified temporary investment income (see “Qualified Temporary Investment Income” below); and
second, in general, at least 95% of our gross income (excluding gross income from prohibited transactions and certain other income and gains as described below) for each taxable year must be derived from sources qualifying under the 75% gross income test and from other types of dividends and interest, gain from the sale or disposition of stock or securities that are not dealer property, or any combination of the above.
Rents we receive will qualify as rents from real property only if several conditions are met. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents received from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS and either (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space, or (ii) the property leased is a “qualified lodging facility,” or a “qualified health care property,” as defined in the Code, and certain other conditions are satisfied. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.
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
Qualified temporary investment income.  Income derived from certain types of temporary stock and debt investments made with the proceeds of an offering, not otherwise treated as qualifying income for the 75% gross income test, generally will nonetheless constitute qualifying income for purposes of the 75% gross income test for the year following an offering. More specifically, qualifying income for purposes of the 75% gross income test includes “qualified temporary investment income,” which generally means any income that is attributable to stock or a debt instrument, is attributable to the temporary investment of new equity capital and certain debt capital, and is received or accrued during the one-year period beginning on the date on which the REIT receives such new capital. After the one year period following an offering, income from investments of the proceeds of an offering will be qualifying income for purposes of the 75% income test only if derived from one of the other qualifying sources enumerated above.

Asset Tests
At the close of each quarter of each taxable year, we must also satisfy four tests relating to the nature of our assets. First, real estate assets, cash and cash items (including certain money market funds), and government securities must represent at least 75% of the value of our total assets. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments that are not included in the 75% asset class and that are not securities of our TRSs, (i) the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and (ii) we may not own more than 10% by vote or by value of any one issuer’s outstanding securities. For purposes of the 10% value test, debt instruments issued by a partnership are not classified as “securities” to the extent of our interest as a partner in such partnership (based on our proportionate share of the partnership’s equity interests and certain debt securities) or if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test. For purposes of the 10% value test, the term “securities” also does not include debt securities issued by another REIT, certain “straight debt” securities (for example, qualifying debt securities of a corporation of which we own no more than a de minimis amount of equity interest), loans to individuals or estates, and accrued obligations to pay rent. Fourth, securities of our TRSs cannot represent more than 25% of our total assets. Although we intend to meet these asset tests, no assurance can be given that we will be able to do so. For purposes of these asset tests, we are treated as holding our proportionate share of our subsidiary partnerships’ assets. Also, for purposes of these asset tests, the term “real estate assets” includes any property that is not otherwise a real estate asset and that is attributable to the temporary investment of new capital, but only if such property is stock or a debt instrument, and only for the one-year period beginning on the date the REIT receives such capital. “Real estate assets” include our investments in stocks of other REITs but do not include stock of any real estate company, or other company, that does not qualify as a REIT (unless eligible for the special rule for temporary investment of new capital).
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
Moreover, if we fail to satisfy the asset tests at the end of a calendar quarter during a taxable year, we will not lose our REIT status if one of the following additional exceptions applies:

•
De Minimis Exception:  The failure is due to a violation of the 5% or 10% asset tests referenced above and is “de minimis” (meaning that the failure is one that arises from our ownership of assets the total value of which does not exceed the lesser of 1% of the total value of our assets at the end of the quarter in which the failure occurred and $10 million), and we either dispose of the assets that caused the failure or otherwise satisfy the asset tests within six months after the last day of the quarter in which our identification of the failure occurred; or

•
General Exception:  All of the following requirements are satisfied: (i) the failure is not due to the above De Minimis Exception, (ii) the failure is due to reasonable cause and not willful neglect, (iii) we file a schedule in accordance with Treasury Regulations providing a description of each asset that caused the failure, (iv) we either dispose of the assets that caused the failure or otherwise satisfy the asset tests within six months after the last day of the quarter in which our identification of the failure occurred, and (v) we pay an excise tax as described above in “- Taxation of Our Company.”

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
We may retain and pay income tax on net long-term capital gains we receive during the tax year. To the extent we so elect, (i) each stockholder must include in its income (as long-term capital gain) its proportionate share of our undistributed long-term capital gains, (ii) each stockholder is deemed to have paid, and receives a credit for, its proportionate share of the tax paid by us on the undistributed long-term capital gains, and (iii) each stockholder’s basis in its stock is increased by the included amount of the undistributed long-term capital gains less their share of the tax paid by us.
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
If we fail to qualify for taxation as a REIT in any taxable year and no relief provisions apply, we generally will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to our stockholders in any year in which we fail to qualify as a REIT will not be deductible by us nor will they be required to be made. In such event, to the extent of our current or accumulated earnings and profits, all distributions to our stockholders will be taxable as dividend income. Subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction, and individual, trust and estate stockholders may be eligible to treat the dividends received from us as qualified dividend income taxable as net capital gains. Unless entitled to relief under specific statutory provisions, we also will be ineligible to elect to be taxed as a REIT again prior to the fifth taxable year following the first year in which we failed to qualify as a REIT under the Code.
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
Prohibited Transaction Tax
Any gain realized by us on the sale of any property held (other than foreclosure property) as inventory or other property held primarily for sale to customers in the ordinary course of business, including our share of any such gain realized by our subsidiary partnerships and taking into account any related foreign currency gains or losses, will be treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends upon all the facts and circumstances with respect to the particular transaction. However, the Code provides a “safe harbor” pursuant to which sales of properties held for at least two years and meeting certain other requirements will not give rise to prohibited transaction income.

We generally intend to hold properties for investment, but we may make sales of properties consistent with our strategic objectives. In the future, we may make sales at a gain that do not satisfy the safe harbor requirements described above. There can be no assurance that the IRS will not contend that one or more of these sales are subject to the 100% penalty tax. The 100% tax will not apply to gains from the sale of property realized through a TRS or other taxable corporation, although such income will be subject to tax at regular corporate income tax rates.
Recordkeeping Requirements
To avoid a monetary penalty, we must request on an annual basis information from certain of our stockholders designed to disclose the actual ownership of our outstanding stock. We intend to comply with these requirements.
Qualified REIT Subsidiaries and Disregarded Entities
If a REIT owns a corporate subsidiary that is a “qualified REIT subsidiary,” or QRS, or if a REIT owns 100% of the membership interests in a domestic limited liability company or other domestic unincorporated entity that does not elect to be treated as a corporation for U.S. federal income tax purposes, the separate existence of the QRS, limited liability company or other unincorporated entity generally will be disregarded for U.S. federal income tax purposes. Generally, a QRS is a corporation, other than a TRS, all of the stock of which is owned by a REIT. A limited liability company or other unincorporated entity 100% owned by a single member that does not elect to be treated as a corporation for U.S. federal income tax purposes (or, in the case of certain foreign entities, such an entity that affirmatively elects not to be treated as a corporation) generally is disregarded as an entity separate from its owner for U.S. federal income tax purposes. All assets, liabilities, and items of income, deduction, and credit of the QRS or disregarded entity will be treated as assets, liabilities, and items of income, deduction, and credit of its owner. To the extent we own a QRS or a disregarded entity, neither will be subject to U.S. federal corporate income taxation, although such entities may be subject to state and local taxation in some states or foreign taxes if they do business or own property outside the United States.
Taxation of Subsidiary Partnerships
We hold investments through entities that are classified as partnerships for U.S. federal income tax purposes, including our operating partnership. Under the Code, a partnership is not subject to U.S. federal income tax, but is required to file a partnership tax return each year. In general, the character of each partner's share of each item of income, gain, loss, deduction, credit, and tax preference is determined at the partnership level. Each partner is then allocated a distributive share of such items and is required to take such items into account in determining the partner's income. Each partner includes such amount in income for any taxable year of the partnership ending within or with the taxable year of the partner, without regard to whether the partner has received or will receive any cash distributions from the partnership. Cash distributions, if any, from a partnership to a partner generally are not taxable unless and to the extent they exceed the partner's basis in its partnership interest immediately before the distribution. Any amounts in excess of such tax basis will generally be treated as a sale of such partner's interest in the partnership.
A REIT that is a partner in a partnership will be deemed to own its proportionate share of the assets of the partnership and, for purposes of the REIT income and asset tests, will be deemed to earn its proportionate share of the partnership's income. The assets and gross income of the partnership retain the same character in the hands of the REIT for purposes of the gross income and asset tests applicable to REITs. Our proportionate share of the assets and items of income of our operating partnership and any subsidiary partnership, including such partnership's share of the assets and liabilities and items of income with respect to any partnership or disregarded entity in which it holds an interest, will be treated as our assets and liabilities and items of income for purposes of applying the REIT asset and income tests. We control, and intend to continue to control, our operating partnership and intend to operate it consistently with the requirements for our qualification as a REIT.
The partnership agreement of our operating partnership generally provides that items of operating income and loss will be allocated to the holders of operating partnership units in proportion to the overall interests of each such holder, as defined in the partnership agreement. If an allocation of partnership income or loss does not comply with the requirements of Section 704(b) of the Code and the Treasury Regulations thereunder, the item subject to the allocation will be reallocated in accordance with the partners' interests in the partnership. This reallocation will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. Our operating partnership's allocations of income and loss are intended to comply with the requirements of Section 704(b) of the Code and the Treasury Regulations promulgated thereunder.

Under Section 704(c) of the Code, income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated for tax purposes in a manner such that the contributing partner is charged with, or benefits from, the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of the unrealized gain or unrealized loss is generally equal to the difference between the fair market value, or book value, of the contributed property and the adjusted tax basis of such property at the time of the contribution. Such allocations are solely for U.S. federal income tax purposes and do not affect partnership capital accounts or other economic or legal arrangements among the partners. To the extent that any of our subsidiary partnerships, including our operating partnership, acquires appreciated (or depreciated) properties by way of capital contributions from its partners, allocations would need to be made in a manner consistent with these requirements.
Any gain realized by the operating partnership on the sale of property held by it for more than one year generally will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture.
The discussion above assumes that our operating partnership and any subsidiary partnerships will be treated as a “partnership” for U.S. federal income tax purposes. Generally, a domestic unincorporated entity with two or more partners is treated as a partnership for U.S. federal income tax purposes unless it affirmatively elects to be treated as a corporation. However, certain “publicly traded partnerships” are treated as corporations for U.S. federal income tax purposes. Pursuant to Section 7704 of the Code, a partnership that does not elect to be treated as a corporation nevertheless will be treated as a corporation for U.S. federal income tax purposes if it is a “publicly traded partnership” and it does not derive at least 90% of its gross income from certain specified sources of “qualifying income” within the meaning of that provision. A “publicly traded partnership” is any partnership (i) the interests in which are traded on an established securities market or (ii) the interests in which are readily tradable on a “secondary market or the substantial equivalent thereof.” Operating partnership units will not be traded on an established securities market, and we intend to operate so that our operating partnership is not treated as a corporation under the publicly traded partnership rules. Under the relevant Treasury Regulations, interests in a partnership will not be considered readily tradable on a secondary market or on the substantial equivalent of a secondary market if the partnership qualifies for specified “safe harbors,” which are based on the specific facts and circumstances relating to the partnership. For example, interests in a partnership are not readily tradable on a secondary market or the substantial equivalent thereof if (i) all interests in the partnership were issued in a transaction (or transactions) that was not required to be registered under the Securities Act, and (ii) the partnership does not have more than 100 partners at any time during the taxable year of the partnership (determined, in certain cases, by counting indirect partners who held their partnership interest through certain flow through entities). If any subsidiary partnership were a publicly traded partnership, it would be taxed as a corporation unless at least 90% of its gross income consists of “qualifying income” under Section 7704 of the Code. Qualifying income includes real property rents and other types of passive income, and is very similar to the types of income that we must generate in order to satisfy the REIT income tests discussed above. We intend to operate so that our operating partnership and any subsidiary partnerships will satisfy at least one of the above-mentioned safe harbors, and/or comply with the qualifying income exception, so as to avoid being taxed as a corporation under these rules. However, treatment of the operating partnership or other subsidiary partnership as a corporation could prevent us from qualifying as a REIT.
Investments in Certain Debt Instruments
We have acquired and may continue to acquire mortgage loans, and may acquire other debt investments. Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test (as described above) to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we committed to acquire the loan, or agreed to modify the loan in a manner that is treated as an acquisition of a new loan for U.S. federal income tax purposes, the mortgage loan, then the interest income will be apportioned between the real property and the other collateral, and our income from the loan will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. For purposes of the preceding sentence, however, the IRS has indicated in published guidance that we do not need to re-determine the fair market value of real property in connection with a loan modification that is occasioned by a default or made at a time when we reasonably believe the modification of the loan will substantially reduce a significant risk of default on such loan, and any such modification will not be treated as a prohibited transaction. Even if a loan is not secured by real property, or is under-secured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test. To the extent that we derive interest income from a mortgage loan where all or a portion of the amount of interest payable is contingent, such income generally will qualify for purposes of the gross income tests only if it is based upon the gross receipts or sales, and not the net income or profits, of the borrower. This limitation does not apply, however, where the borrower leases substantially all of its interest in the property to tenants or subtenants, to the extent that the rental income derived by the borrower would qualify as rents from real property had we earned the income directly.

If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan at the time we commit to acquire the loan, or agree to modify the loan in a manner that is treated as an acquisition of a new loan for U.S. federal income tax purposes, the mortgage loan, then a portion of such loan may not be a qualifying real estate asset. Under current law it is not clear how to determine what portion of such a loan will be treated as a qualifying real estate asset. The IRS has stated that it will not challenge a REIT's treatment of a loan as being in part a real estate asset if the REIT treats the loan as being a real estate asset in an amount that is equal to the lesser of the fair market value of the real property securing the loan, as of the date we committed to acquire or modify the loan, and the fair market value of the loan. The value of this guidance may be limited, however, because appreciation in the value of the real property collateral (and loan value) could give rise to a nonqualifying asset.
The application of the REIT provisions of the Code to certain mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property rather than by a direct mortgage of the real property, is not entirely clear. A safe harbor in Revenue Procedure 2003-65 provides that if a mezzanine loan meets certain requirements then it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. However, to the extent that mezzanine loans do not meet all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, such loans may not be real estate assets and could adversely affect our REIT qualification if we acquired them. As such, the REIT provisions of the Code may limit our ability to acquire mortgage, mezzanine or other loans that we might otherwise desire to acquire.
Investments in debt instruments may require recognition of taxable income prior to receipt of cash from such investments and may cause portions of gain to be treated as ordinary income. For example, we may purchase debt instruments at a discount from face value. To the extent we purchase any instruments at a discount in connection with their original issuances, the discount will be “original issue discount” if it exceeds certain de minimis amounts, which must be accrued on a constant yield method even though we may not receive the corresponding cash payment until maturity. To the extent debt instruments are purchased by us at a discount after their original issuances, the discount may represent “market discount.” Unlike original issue discount, market discount is not required to be included in income on a constant yield method. However, if we sell a debt instrument with market discount, we will be required to treat gain up to an amount equal to the market discount that has accrued while we held the debt instrument as ordinary income. Additionally, any principal payments we receive in respect of our debt instruments must be treated as ordinary income to the extent of any accrued market discount. If we ultimately collect less on a debt instrument than our purchase price and any original issue discount or accrued market discount that we have included in income, there may be limitations on our ability to use any losses resulting from that debt instrument. We may acquire distressed debt instruments that are subsequently modified by agreement with the borrower. Under applicable Treasury Regulations, these modifications may be treated as a taxable event in which we exchange the old debt instrument for a new debt instrument, the value of which may be treated as equal to the face amount of the new debt instrument. Because distressed debt instruments are often acquired at a substantial discount from face value, the difference between our amount realized and our tax basis in the old note could be significant, resulting in significant income without any corresponding receipt of cash. Similarly, if we acquire a distressed debt instrument and subsequently foreclose, we could have taxable income to the extent that the fair market value of the property we receive exceeds our tax basis in the debt instrument. Such a scenario could also result in significant taxable income without any receipt of cash. In the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income.
Investments in TRSs
We own a subsidiary that has elected to be treated as a TRS for U.S. federal income tax purposes, and may in the future own interests in additional TRSs. A TRS is a corporation in which we directly or indirectly own stock and that jointly elects with us to be treated as a TRS. In addition, if any TRS in which we hold an interest owns, directly or indirectly, securities representing 35% or more of the vote or value of a subsidiary corporation, that subsidiary will also be treated as a TRS. A TRS is generally subject to U.S. federal and, possibly, state, local and foreign taxes. The taxes owed by a TRS could be substantial. To the extent that any TRS in which we hold an interest is required to pay U.S. federal, state, local, or foreign taxes, the cash available for distribution by us will be reduced accordingly.

A TRS is permitted to engage in certain kinds of activities that cannot be performed directly by us without jeopardizing our qualification as a REIT. However, an entity will not qualify as a TRS if it directly or indirectly operates or manages a health care or lodging facility or, generally, provides rights to any brand name under which any health care or lodging facility is operated, unless such rights are provided to an “eligible independent contractor” to operate or manage a health care facility or a lodging facility if such rights are held by the TRS as a franchisee, licensee or in a similar capacity and such health care facility or lodging facility is either owned by the TRS or leased to the TRS by its parent REIT. A TRS will not be considered to operate or manage a qualified health care property or a qualified lodging facility solely because the TRS directly or indirectly possesses a license, permit or similar instrument enabling it to do so. Additionally, a TRS will not be considered to operate or manage a qualified health care property or qualified lodging facility if it employs individuals working at such property or facility located outside of the United States, but only if an “eligible independent contractor” is responsible for the daily supervision and direction of such individuals on behalf of the TRS pursuant to a management agreement or similar service contract. An “eligible independent contractor” is, generally, with respect to any qualified health care property or qualified lodging facility, any independent contractor (as defined in section 856(d)(3) of the Code) if, at the time such contractor enters into a management agreement or other similar service contract with the TRS to operate such qualified health care property or qualified lodging facility, such contractor (or any related person) is actively engaged in the trade or business of operating qualified health care properties or qualified lodging facilities, respectively, for any person who is not a related person with respect to the parent REIT or the TRS. Certain payments made by any TRS to us may not be deductible by the TRS (which could materially increase the TRS's taxable income). In addition, we will be subject to a 100% tax on the amounts of any rents from real property, deductions, or excess interest received from a TRS that would be reduced through reapportionment under the Code in order to more clearly reflect the income of the TRS.
Taxation of U.S. Stockholders
The term “U.S. stockholder” means a beneficial owner of our stock that, for U.S. federal income tax purposes, is (i) a citizen or resident of the United States, (ii) a corporation or other entity treated as a corporation that is created or organized in or under the laws of the United States, any of its states or the District of Columbia, (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust (a) if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) that has a valid election in effect under the applicable Treasury Regulations to be treated as a U.S. person under the Code. If a partnership, including any entity treated as a partnership for U.S. federal income tax purposes, holds our stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. If you are a partner in a partnership holding our stock, you are urged to consult your tax advisor regarding the consequences of the ownership and disposition of shares of our stock by the partnership. This summary assumes that stockholders hold our stock as capital assets for U.S. federal income tax purposes, which generally means property held for investments.
In addition, as used herein, the term U.S. stockholder does include any entity that is subject to special treatment under the Code, such as: (i) insurance companies; (ii) tax-exempt organization (except to the limited extent discussed below); (iii) financial institutions or broker-dealers; (iv) non US individuals and foreign corporations (except to the limited extent as discussed below); (v) U.S. expatriates; (vi) persons who have elected to use a mark-to-market method of accounting; (vii) subchapter S corporations; (viii) U.S. stockholders whose functional currency is not the U.S. dollar; (ix) regulated investment companies; (x) holders who receive our stock through the exercise of employee stock options or otherwise as compensation; (xi) persons holding shares of our stock as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment; (xii) persons subject to the alternative minimum tax provisions of the Code; (xiii) persons holding our stock through a partnership or similar pass-through entity; and (xiv) persons holding a 10% or more (by vote or value) beneficial interest in our stock.
If a partnership, including any entity treated as a partnership for U.S. federal income tax purposes, holds our stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. If you are a partner in a partnership holding our stock, you are urged to consult your tax advisor regarding the consequences of the ownership and disposition of shares of our stock by the partnership. This summary assumes that stockholders hold our stock as capital assets for U.S. federal income tax purposes, which generally means property held for investment.

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
The discussion in this section applies equally to certain distributions payable in cash and taxable stock distributions. Under IRS Revenue Procedure 2010-12, we were permitted to distribute taxable dividends that are partially payable in cash and partially payable in our stock in order to meet the annual REIT distribution requirements. Under the IRS guidance, up to 90% of any such taxable dividend declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011 could be payable in stock. Although Revenue Procedure 2010-12 applies only to taxable dividends payable in cash and stock with respect to taxable years ending on or before December 31, 2011, the IRS has issued private letter rulings to other REITs granting similar treatment to elective cash/stock dividends made prior to the issuance of Revenue Procedure 2010-12. Those rulings may only be relied upon by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to pay taxable dividends payable in cash and stock with respect to years beginning after December 31, 2011. The Code also provides that certain other distributions payable in stock will be treated as taxable stock dividends. In addition, shares acquired through our distribution reinvestment plan, or DRIP, are treated as taxable stock dividends. Taxable U.S. stockholders receiving taxable stock dividends will be required to include as dividend income the fair market value of the stock received plus any cash or other property received in the distribution, to the extent of the REIT's current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale.
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
Sale or Disposition of Stock
In general, any gain or loss realized upon a taxable disposition of shares of our stock by a stockholder will be a long-term capital gain or loss if the stock has been held for more than one year and otherwise will be a short-term capital gain or loss. However, any loss upon a sale or exchange of the stock by a stockholder who has held such stock for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of our distributions or undistributed capital gains required to be treated by such stockholder as long-term capital gain. All or a portion of any loss realized upon a taxable disposition of shares of our stock may be disallowed if the taxpayer purchases other shares of our common stock within 30 days before or after the disposition.
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

Taxation of Non-U.S. Stockholders
The rules governing U.S. federal income taxation of non-U.S. beneficial owners of our stock, such as nonresident alien individuals, foreign corporations, and foreign trusts and estates (“non-U.S. stockholders”), are complex. This section is only a partial discussion of such rules. This discussion does not attempt to address the considerations that may be relevant for non-U.S. stockholders that are partnerships or other pass-through entities, that hold their stock through intermediate entities, that have special statuses (such as sovereigns), or that otherwise are subject to special rules. Prospective non-U.S. stockholders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on their ownership of our stock, including any reporting requirements.
Distributions
A non-U.S. stockholder that receives a distribution that is not attributable to gain from our sale or exchange of “United States real property interests” (as defined below) and that we do not designate as a capital gain dividend generally will recognize ordinary income to the extent that we pay the distribution out of our current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply unless an applicable tax treaty reduces or eliminates the tax. Under some treaties, lower withholding rates do not apply to dividends from REITs or are available in limited circumstances. However, if a distribution is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, and, if so required by an applicable tax treaty, is attributable to a U.S. permanent establishment maintained by the non-U.S. stockholder, the non-U.S. stockholder generally will be subject to U.S. federal income tax on the distribution at graduated rates (in the same manner as U.S. stockholders are taxed on distributions) and also may be subject to a 30% branch profits tax in the case of a corporate non-U.S. stockholder (subject to reduction under an applicable income tax treaty). We plan to withhold U.S. income tax at the rate of 30% on the gross amount of any distribution paid to a non-U.S. stockholder that is neither a capital gain dividend nor a distribution that is attributable to gain from the sale or exchange of “United States real property interests” unless either (i) a lower treaty rate or special provision of the Code (e.g., Section 892) applies and the non-U.S. stockholder files with us any required IRS Form W-8 (for example, an IRS Form W-8BEN) evidencing eligibility for that reduced rate or (ii) the non-U.S. stockholder files with us an IRS Form W-8ECI claiming that the distribution is effectively connected income.
A non-U.S. stockholder generally will not incur tax on a return of capital distribution in excess of our current and accumulated earnings and profits that is not attributable to the gain from our disposition of a “United States real property interest” if the excess portion of the distribution does not exceed the adjusted basis of the non-U.S. stockholder’s stock. Instead, the excess portion of the distribution will reduce the adjusted basis of the stock. However, a non-U.S. stockholder will be subject to tax on such a distribution that exceeds both our current and accumulated earnings and profits and the non-U.S. stockholder’s adjusted basis in the stock, if the non-U.S. stockholder otherwise would be subject to tax on gain from the sale or disposition of our stock, as described below. Because we generally cannot determine at the time we make a distribution whether or not the distribution will exceed our current and accumulated earnings and profits, we normally will withhold tax on the entire amount of any distribution at the same rate as we would withhold on a dividend. However, a non-U.S. stockholder may file a U.S. federal income tax return and obtain a refund from the IRS of amounts that we withhold if we later determine that a distribution in fact exceeded our current and accumulated earnings and profits.
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
Subject to the exception discussed below for 5% or smaller holders of regularly traded classes of stock, a non-U.S. stockholder will incur tax on distributions that are attributable to gain from our sale or exchange of “United States real property interests” under the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, regardless of whether we designate such distributions as capital gain distributions. The term “United States real property interests” includes interests in U.S. real property and stock in U.S. corporations at least 50% of whose assets, generally, consist of interests in U.S. real property. Under those rules, a non-U.S. stockholder is taxed on distributions attributable to gain from sales of United States real property interests as if the gain were effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business. A non-U.S. stockholder thus would be required to file a U.S. federal income tax return to report such income and would be taxed on such a distribution at the normal capital gain rates applicable to U.S. stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A corporate non-U.S. stockholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution. We generally must withhold 35% of any distribution subject to these rules (“35% FIRPTA Withholding”). A non-U.S. stockholder may receive a credit against its tax liability for the amount we withhold.

A non-U.S. stockholder that owns no more than 5% of our common stock at all times during the one-year period ending on the date of a distribution would not be subject to FIRPTA, branch profits tax or 35% FIRPTA Withholding with respect to a distribution on stock that is attributable to gain from our sale or exchange of United States real property interests, provided that our Class A common stock continues to be regularly traded on an established securities market in the United States. Instead, any such distributions made to such non-U.S. stockholder would be subject to the general withholding rules discussed above, which generally impose a withholding tax equal to 30% of the gross amount of each distribution (unless reduced by treaty).
Distributions that are designated by us as capital gain dividends, other than those attributable to the disposition of a U.S. real property interest, generally should not be subject to U.S. federal income taxation unless:

•
such distribution is effectively connected with the non-U.S. stockholder’s U.S. trade or business and, if so required by an applicable tax treaty, is attributable to a U.S. permanent establishment maintained by the non-U.S. stockholder, in which case the non-U.S. stockholder will be subject to tax on a net basis in a manner similar to the taxation of U.S. stockholders with respect to such gain, except that a holder that is a foreign corporation may also be subject to an additional 30% branch profits tax; or

•
the non-U.S. stockholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case such nonresident alien individual generally will be subject to a 30% tax on the individual’s net U.S. source capital gain.

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
It is also not entirely clear whether distributions that are (i) otherwise treated as capital gain dividends, (ii) not attributable to the disposition of a United States real property interest, and (iii) paid to non-U.S. stockholders who own 5% or less of the value of our common stock at all times during the one-year period ending on the date of the distribution, will be treated as (a) long-term capital gain to such non-U.S. stockholders or as (b) ordinary dividends taxable in the manner described above. If we were to pay a capital gain dividend described in the prior sentence, non-U.S. stockholders should consult their tax advisors regarding the taxation of such distribution in their particular circumstances.
Dispositions
If gain on the sale of our stock were taxed under FIRPTA, a non-U.S. stockholder would be taxed on that gain in the same manner as U.S. stockholders with respect to that gain, subject to applicable alternative minimum tax, and a special alternative minimum tax in the case of nonresident alien individuals. A non-U.S. stockholder generally will not incur tax under FIRPTA on a sale or other disposition of our stock if we are a “domestically controlled qualified investment entity,” which requires that, during the shorter of the period since our formation and the five-year period ending on the date of the distribution or disposition, non-U.S. stockholders hold, directly or indirectly, less than 50% in value of our stock and we are qualified as a REIT. We cannot assure you that we are or will be a domestically controlled qualified investment entity. However, the gain from a sale of our common stock by a non-U.S. stockholder will not be subject to tax under FIRPTA if (i) our common stock is considered regularly traded under applicable Treasury Regulations on an established securities market, such as the New York Stock Exchange, and (ii) the non-U.S. stockholder owned, actually or constructively, 5% or less of our stock at all times during a specified testing period. Accordingly, provided that our common stock is, and continues to be, regularly traded on an established securities market, a non-U.S. stockholder should not incur tax under FIRPTA with respect to gain on a sale of our common stock unless it owns, actually or constructively, more than 5% of our common stock.
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

Furthermore, a non-U.S. stockholder generally will incur tax on gain (even if not subject to FIRPTA) if (i) the gain is effectively connected with the non-U.S. stockholder’s U.S. trade or business and, if so required by an applicable income tax treaty, is attributable to a U.S. permanent establishment maintained by the non-U.S. stockholder, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain, or (ii) the non-U.S. stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the non-U.S. stockholder will generally incur a 30% tax on his or her net U.S. source capital gains.
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
Information Reporting Requirements and Backup Withholding Tax
The amount of distributions paid during each calendar year, and the amount of tax withheld, if any, will be reported to our U.S. stockholders and to the IRS. Under the backup withholding rules, a U.S. stockholder may be subject to backup withholding with respect to distributions paid, unless such stockholder (i) is a corporation or other exempt entity and, when required, proves its status or (ii) certifies under penalties of perjury that the taxpayer identification number the stockholder has furnished to us is correct and the stockholder is not subject to backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A U.S. stockholder that does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.
The amount of dividends paid and the tax withheld with respect to such dividends, regardless of whether withholding was required, will be reported to our non-U.S. stockholders and to the IRS. Copies of the information returns reporting such dividends and withholding may also be made available to the tax authorities in the country in which the non-U.S. stockholder resides under the provisions of an applicable income tax treaty. A non-U.S. stockholder may be subject to back-up withholding unless applicable certification requirements are met.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against such holder’s U.S. federal income tax liability, provided the required information is furnished to the IRS.
Additional U.S. Federal Income Tax Withholding Rules
The Foreign Account Tax Compliance Act, or FATCA, will impose a U.S. federal withholding tax of 30% on certain payments to certain foreign financial institutions and other non-U.S. entities that fail to comply with information reporting and certification requirements in respect of certain of their U.S. accountholders and certain U.S. holders of their debt and equity interests. Such payments would include our dividends and gross proceeds from the sale or other disposition (whether actual or deemed) of our stock. Such withholding will apply to dividend distributions made with respect to our stock on or after January 1, 2014 and to payments of gross proceeds from an actual or deemed sale or other disposition of our stock on or after January 1, 2017. Prospective investors are encouraged to consult their tax advisors regarding the implications of these rules with respect to their investment in our stock.
Legislative or Other Actions Affecting REITs
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our stock.
State, Local and Foreign Tax
We may be subject to state, local and foreign tax in states, localities and foreign countries in which we do business or own property. The tax treatment applicable to us and our stockholders in such jurisdictions may differ from the U.S. federal income tax treatment described above.

BOARD REVIEW OF OUR INVESTMENT POLICIES
Our Board of Directors, or Board, has established written policies on investments and borrowing. Our Board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our management to ensure such policies are carried out, and that such policies are updated and adjusted consistent with our charter, our strategic plan and business model, and any changes in law or regulation. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed.
As required by our charter, our independent directors have reviewed our policies referred to above and determined that they are in the best interest of our stockholders because they provide the basis for and increase the likelihood that we will be able to acquire a diversified portfolio of stable income producing properties, thereby properly managing risk and creating stable yield and long term value in our portfolio, and they define the attributes we seek when evaluating the sufficiency of our acquisition opportunities. Our implementation of and commitment to these policies is further enhanced by the fact that (1) our executive officers, directors and management have expertise with the type of real estate investments we seek to acquire and own, and (2) our liquidity and borrowings have enabled us to purchase assets in both strong and challenging economic environments and to timely earn short and long term rental income, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding our executive officers included in Part III, Item 10. of this Annual Report on Form 10-K is incorporated herein by reference.

Item 1A. Risk Factors.
Risks Related to Our Business
We are dependent on investments in the healthcare property sector, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were investing in multiple industries.
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
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. The competition may also generally limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire, and may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Moreover, these entities generally may be able to accept more risk than we can prudently manage. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings and other facilities that serve the healthcare industry, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be adversely affected.

We may not be successful in identifying and completing acquisitions directly from hospitals and developers and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
A key component of our growth strategy is to acquire properties directly from hospitals and developers. Facilities that are acquired directly from hospitals and developers are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices. If we cannot obtain deal flow directly from hospitals and developers in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected.
We may not be able to maintain or expand our relationships with our hospital and healthcare system clients.
The success of our business depends, to a large extent, on our past, current and future relationships with hospital and healthcare system clients. We invest a significant amount of time to develop and maintain these relationships, and these relationships have helped us to secure acquisition opportunities, with both new and existing clients. If any of our relationships with hospital or healthcare system clients deteriorates, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition opportunities could be adversely impacted and our professional reputation within the industry could be damaged.
We may be unable to acquire any of the properties that we are pursuing or which are subject to non-binding letters of intent, which could adversely affect our business, results of operations and our ability to make distributions to our stockholders.
At any given time, we may be pursuing property acquisitions or have properties subject to non-binding letters of intent. We cannot assure you that we will acquire any of such properties because the letters of intent are non-binding and each of these transactions is subject to a variety of factors including: (i) the willingness of the current property owner to proceed with a transaction; (ii) our completion of satisfactory due diligence and internal approvals; (iii) the negotiation and execution of a mutually acceptable binding definitive purchase agreement; and (iv) the satisfaction of closing conditions, including the receipt of third-party consents and approvals. Accordingly, we cannot assure you that we will be in a position to acquire any of such properties. We may incur significant costs and divert management attention in connection with evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete. If we are unsuccessful in completing the acquisition of additional properties in the future, our business, results of operations and our ability to make distributions to our stockholders will be adversely affected.
Our results of operations, our ability to pay distributions to our stockholders, and our ability to dispose of our investments are subject to general economic conditions affecting the commercial real estate and credit markets.
Our business is sensitive to national, regional and local economic conditions, as well as the commercial real estate and credit markets. For example, the financial disruption and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in our industry, which may continue through the year ending December 31, 2013. The financial markets are still recovering from a recession, which created volatile market conditions, and resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. A slow economic recovery could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that we have already experienced, and would continue to put downward pressure on our revenues and operating results. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions.
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

•
one or more lenders under our credit facilities refusing to fund their financing commitment to us, which such case we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•
a recession or rise in interest rates, which could make it more difficult for us to lease real properties or dispose of them or make alternative interest-bearing and other investments more attractive, thereby lowering the relative value of our existing real estate investments;

•	one or more counterparties to our interest rate swaps defaulting on their obligations to us, thereby increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties, which may impact our ability to maintain or increase occupancy levels and rents or to dispose of investments;

•	constricted access to credit, which may result in tenant defaults or non-renewals under leases; and

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
Our growth depends on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs, meet our debt service obligations, make distributions to our stockholders, or make future investments necessary to implement our business strategy. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the market price per share of our Class A common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, includes new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Dodd-Frank Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the SEC to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Dodd-Frank Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the act. The majority of the provisions of the Dodd-Frank Act did not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Dodd-Frank Act on our business, financial condition, results of operations and our ability to pay distributions to our stockholders.

Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations.
Risks Related to our Organizational Structure
We may structure acquisitions of property in exchange for limited partnership units of our operating partnership on terms that could limit our liquidity or our flexibility.
We may continue to acquire properties by issuing limited partnership units of our operating partnership in exchange for a property owner contributing property. For example, approximately 0.07% of our operating partnership is owned by individual physician investors that elected to exchange their partnership interests in the partnership that owns the 7900 Fannin medical office building for limited partner units of our operating partnership. If we continue to enter into such transactions, in order to induce the contributors of such properties to accept units of our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for, at our option, cash equal to the value of an equivalent number of shares of common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and, thus, our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.
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

•
amendments of our charter, except that our Board of Directors may amend our charter without stockholder approval to change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock or the number of our shares of any class or series that we have the authority to issue, or effect certain reverse stock splits.

As a result, our stockholders will not have a right to approve most actions taken by our Board of Directors.

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
Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our Class B common stock.
Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to redeem that person’s shares of our common stock and any shares of our common stock acquired in such tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter does not apply to shares of Class A common stock, but will apply to shares of Class B common stock until such shares of Class B common stock are converted to shares of Class A common stock pursuant to terms of our charter. This provision of our charter may discourage a person from initiating a tender offer for shares of our Class B common stock, which could affect the trading price of the Class A common stock.
Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also requires us to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director officer or any individual who while a director or officer and at our request serves or has served as a director, officer, partner or trustee of our corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan, or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. Moreover, we have entered into separate indemnification agreements with each of our directors and all of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law.
Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our Common Stock.
Certain provisions of the Maryland General Corporation Law applicable to us, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
provisions of the MGCL that permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board;

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or Reclassifications between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special supermajority voting requirements unless certain minimum price conditions are satisfied.

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our Board of Directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, we have opted out of these provisions pursuant to a provision in our bylaws. We may, however, by amendment to our bylaws, opt in to the control share provisions of the MGCL. We may also choose to adopt a classified board or other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of stockholders.
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
Lease payment defaults by tenants would cause us to lose the revenue associated with such leases, and we may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant causing us to reduce the amount of distributions to our stockholders. Although approximately 56.3% of our annualized base rent was derived from tenants (or their parent companies) have an investment grade credit rating, a credit rating is no guarantee of ability to perform lease obligations and a parent may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property, and may not be able to re-lease the property for the rent previously received, if at all. Lease terminations could also reduce the value of the properties.
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

Our tenant base may not remain stable or could become more concentrated which could harm our operating results and financial condition.
Our tenant base may not remain stable or could become more concentrated among particular physicians and physician groups with varying practices and other medical service providers in the future. Subject to the terms of the applicable leases, our tenants could decide to leave our properties for numerous reasons, including, but not limited to, financial stress or changes in the tenant's ownership or management. Our tenants service the healthcare industry and, our tenant mix could become even more concentrated if a preponderance of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. If any of our tenants become financially unstable, our operating results and prospects could suffer, particularly if our tenants become more concentrated.
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
Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and other facilities that serve the healthcare industry and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The hospitals on whose campuses our medical office buildings are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our medical office buildings and other facilities that serve the healthcare industry.
Our medical office building operations and other facilities that serve the healthcare industry depend on the viability of the hospitals on or near whose campuses our medical office buildings are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related clients. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our medical office buildings is located is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create demand for space in our medical office buildings, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our medical office building operations and have an adverse effect on us.
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

•
we may acquire properties subject to liabilities, including contingent liabilities, and without any recourse, or with only limited recourse, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons dealing with former owners of the properties, liabilities, claims, and litigation, including indemnification obligations, whether or not incurred in the ordinary course of business, relating to periods prior to or following our acquisition, claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties, and liabilities for taxes relating to periods prior to our acquisition.

If we are unable to successfully operate acquired properties, our financial condition, results of operations, cash flow and ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Our ownership of certain medical office building properties and other facilities is subject to ground lease or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2012, we held interests in 88 of our medical office building properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2012, these properties represented 34.4% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties, which may impair their value.
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
Rents associated with new leases for properties in our portfolio may be less than expiring rents (lease roll-down), which may adversely affect our financial condition, results of operations and cash flow.
Our operating results depend upon our ability to maintain and increase rental rates at our properties while also maintaining or increasing occupancy. The rental rates for expiring leases may be higher than starting rental rates for new leases and we may also be required to offer greater rental concessions than we have historically. The rental rate spread between expiring leases and new leases may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our portfolio, our business, financial condition, results of operation and ability to pay distributions to our stockholders could be adversely affected.
We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenue does not increase, which could cause our results of operations to be adversely affected.
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected. The expenses of owning and operating medical office buildings and other facilities that serve the healthcare industry are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenue declines, we may not be able to reduce our expenses accordingly. Certain costs associated with real estate investments may not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take possession of the property, resulting in a further reduction in net income.

Increases in property taxes could adversely affect our cash flow.
Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the real properties that they occupy while other leases provide that we are generally responsible for such taxes. We are also generally responsible for real property taxes related to any vacant space. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.
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
Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our Class A common stock may be materially and adversely affected.
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

Many of our medical properties and their tenants may require a license or multiple licenses or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of facilities that serve the healthcare industry, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.
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
The Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act, together serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations. On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the two laws generally upholding the entirety of the Patient Protection and Affordable Care Act including holding that the “individual mandate”-the centerpiece of the legislation that requires all individuals to purchase some form of health insurance-is permissibly construed as a tax imposed on those who do not obtain health insurance. Notably, the portions of the health reform laws addressing fraud, waste and abuse remain intact. The only aspect of the laws held unconstitutional is the mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133 percent of the poverty level. The Supreme Court held that Congress could not require states to implement such an expansion or risk losing all federal Medicaid funding. As a result of the Supreme Court's decision, states may opt to expand Medicaid coverage in accordance with the laws but are not required to do so. Despite the Supreme Court's decision, it remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. In addition, there have been numerous Congressional attempts to amend and repeal the laws both prior to and subsequent to the Supreme Court's ruling; we cannot predict whether any of these attempts to repeal or amend the laws will be successful. Moreover, a number of states have indicated that they will not take steps to implement certain aspects of the laws notwithstanding the Court's ruling. Consequently, it remains difficult to foresee how individuals and business will respond to the choices afforded them by law. Because of the many variables involved, we are unable to predict how these laws may impact our tenants' operations or the net effect of these laws on us. Both our tenants and us may be adversely affected.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement rates as payment in full for services rendered, without regard to a provider’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.
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

•	the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and

•
the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of the American Recovery and Reinvestment Act of 2009, which protects the privacy and security of personal health information.

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and other facilities that serve the healthcare industry operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. There has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims and quality of care, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have an adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Risks Related to Investments in Other Real Estate Related Assets
The mortgage or other real estate-related loans in which we have in the past, and may in the future, invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
As of December 31, 2012, we had invested in one mortgage loan receivable. If we make additional investments in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “- Risks Related to Investments in Real Estate.” If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our investments in other real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties decline, our risk will increase and the value of our interests may decrease.
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
As of December 31, 2012, we had fixed and variable rate debt of $1.0 billion outstanding, including a premium of $2.4 million. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We generally expect our leverage ratio to range between 35% to 45%.
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
Higher mortgage rates may make it more difficult for us to finance or refinance our mortgage loans, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
As of December 31, 2012, we had $156.9 million of debt maturing in the year ending December 31, 2013. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to utilize financing in our initial purchase of properties. In addition, if we place or assume mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans mature, or of being unable to refinance the debt on favorable terms or at all. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and, therefore, negatively impact our operating results.
Interest we pay on our debt obligations reduces cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. As of December 31, 2012, we had $652.5 million outstanding variable rate debt. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
Covenants in the instruments governing our existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.
The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, transactions with affiliates; and maintenance of specified financial ratios. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on our financial condition and results of operations.
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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2007 and we believe that our current and intended manner of operation will enable us to continue to meet the requirements to be taxed as a REIT. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election, which it may do without stockholder approval.
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

To continue to qualify as a REIT and to avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85.0% of our ordinary income; (2) 95.0% of our capital gain net income; and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
Investors may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in any DRIP we may implement, they will be deemed to have received, and for income tax purposes will be taxed on, the value of the shares received to the extent the amount reinvested was not a tax-free return of capital. As a result, except in the case of tax-exempt entities, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.
Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.
The maximum U.S. federal income tax rate for “qualified dividends” paid by corporations to individuals is currently 20% (not including the 3.8% Medicare contribution tax applicable to certain investment income). Dividends paid by REITs, however, generally continue to be taxed at the normal ordinary income rates applicable to individual recipients (currently, at a maximum rate of 39.6%, excluding the 3.8% Medicare contribution tax applicable to certain investment income), rather than the preferential rate available for qualified dividends. The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.
In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. Additionally, we may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
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

•
part of the income and gain recognized by a tax-exempt stockholder with respect to our common stock would constitute unrelated business taxable income if the stockholder incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

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
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will, at all times, qualify as a “domestically controlled” REIT.
Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.
A foreign stockholder also may be subject to U.S. tax pursuant to FIRPTA upon the payment of any dividend that is or could be attributable to gain from our sales or exchanges of U.S. real property interests.
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
Risks Related to Our Common Stock
The price of our Class A common stock has and may continue to fluctuate, which may make it difficult for you to sell our Class A common stock when you want or at prices you find attractive.
The price of our Class A common stock on the NYSE constantly changes and has been subject to price fluctuations. We expect that the market price of our Class A common stock will continue to fluctuate. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	future sales of substantial amounts of Class A common stock by our existing or future stockholders;

•	conversions of our Class B common stock into Class A common stock or sales of our Class B common stock;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.
In addition, the stock market in general may experience extreme volatility that may be unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our Class A common stock.
Sales of shares of our Class B common stock, or the perception that such sales could occur, and conversions of our Class B common stock into Class A common stock could adversely affect the trading price of our Class A common stock.
As of December 31, 2012, we had 57,283,127 shares of each of our Class B-2 and Class B-3 common stock, or, collectively, the Class B common stock, outstanding. Although shares of our Class B common stock are not listed on a national securities exchange, they are not subject to transfer restrictions (other than the restrictions on ownership and transfer of stock set forth in our charter) and therefore are freely tradable. As a result, it is possible that a market may develop for our Class B common stock, and sales of such shares, or the perception that such sales could occur, could have an adverse effect on the trading price of our Class A common stock.

Additionally, pursuant to the terms of our charter, shares of our Class B-1 common stock automatically converted into Class A common stock on December 6, 2012. Shares of our Class B-2 common stock and Class B-3 common stock will convert automatically into Class A common stock 12 months and 18 months, respectively, following the initial listing of our Class A common stock on the NYSE, or the Listing, which occurred on June 6, 2012. Our Board of Directors may accelerate the dates on which shares of our Class B-2 and Class B-3 common stock convert automatically. In addition, if they have not otherwise converted, all of our Class B common stock will convert automatically into Class A common stock on the date that is 18 months following the Listing. We cannot predict the effect that the conversion of Class B common stock into Class A common stock will have on the market price of our Class A common stock, but these ongoing conversions may place constant downward pressure on the price of our Class A common stock, particularly at the time of each conversion. In addition, holders of Class B common stock seeking to immediately liquidate their investment in our common stock could engage in immediate short sales of our Class A common stock prior to the date on which shares of the Class B common stock convert into Class A common stock and use the shares of Class A common stock that they receive upon conversion of their shares of Class B common stock to cover these short sales in the future. Such short sales could depress the trading price of our Class A common stock.
Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect the market price of our common stock.
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
Our distributions to stockholders may change, which could adversely affect the market price of our common stock.
All distributions will be at the sole discretion of our Board of Directors and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and funds from operations, maintenance of our REIT qualification and such other matters as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market's expectations with regard to future cash distributions likely would adversely affect the market price of our common stock.
The availability and timing of cash distributions to our stockholders is uncertain.
We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. We are also restricted by the terms of our existing debt instruments from paying distributions in excess of certain financial metrics. In addition, our Board of Directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions or that the amount of distributions will increase over time. If we fail for any reason to distribute at least 90% of our ordinary taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We may not have sufficient cash available from operations to pay distributions and, therefore, distributions may include a return of capital.
Distributions payable to stockholders may include a return of capital, rather than a return on capital. It is our present intention to make quarterly distributions to our stockholders. However, the actual amount and timing of distributions will be determined by our Board of Directors in its discretion and typically will depend on the amount of funds available for distribution which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. We may not have sufficient cash available from operations to pay distributions required to maintain our qualification as a REIT and may need to use borrowed funds to make such cash distributions, which may reduce the amount of proceeds available for investment and operations. Additionally, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital, which will decrease our stockholders' tax basis in their investment in shares of our common stock. Our organizational documents do not establish a limit on the amount of net proceeds we may use to fund distributions.
We may not have sufficient cash available from operations to pay distributions and, therefore, distributions may be paid, without limitation, with borrowed funds.
The amount of the distributions we make to our stockholders will be determined by our Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT, as well as any liquidity event alternatives we may pursue. On February 14, 2007, our Board of Directors approved a 7.25% per annum, or $0.725 per common share, distribution based on a $10.00 share price, to be paid to our stockholders beginning with our February 2007 monthly distribution. On May 16, 2012, our Board of Directors approved a modification of our dividend beginning June 1, 2012 to an amount equal to $0.575 per share on an annualized basis, and we have continued to declare distributions at that rate through the first quarter of 2013. However, our board may reduce our distribution rate and we cannot guarantee the amount and timing of distributions paid in the future, if any.
If our cash flow from operations is less than the distributions our Board of Directors determines to pay, we would be required to pay our distributions, or a portion thereof, with borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
Increases in market interest rates may result in a decrease in the value of our common stock.
One of the factors that may influence the price of our common stock will be the dividend distribution rate on our common stock (as a percentage of the price of our common stock) relative to market interest rates. If market interest rates rise, prospective purchasers of common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common stock, which would reduce the demand for, and result in a decline in the market price of, our common stock.
If securities analysts do not publish research or reports about our business or if they downgrade our Class A common stock or the healthcare property sector, the price of our Class A common stock could decline.
The trading market for our Class A common stock will rely in part upon the research and reports that industry or financial analysts publish about us or our business. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our Class A common stock to decline.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
We have invested $2.6 billion in high-quality medical office buildings and other facilities that serve the healthcare industry through December 31, 2012. As of December 31, 2012, our portfolio consisted of 247 medical office buildings and 19 other facilities that serve the healthcare industry. Our portfolio is comprised approximately 12.6 million square feet of GLA, with an occupancy rate of approximately 91.1%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 95.7% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 11.0% of the total portfolio GLA as of December 31, 2012. Each of our properties is 100% owned by our operating partnership, except for the 7900 Fannin medical office building which we own approximately 84.1% through our operating partnership.
Our properties include medical office buildings, specialty inpatient facilities (long term acute care hospitals or rehabilitation hospitals), and skilled nursing and assisted living facilities.
As of December 31, 2012, we owned fee simple interests in 178 of the 266 buildings comprising our portfolio. These 178 buildings represent approximately 65.6% of our total portfolio’s GLA. We hold long-term leasehold interests in the remaining 88 buildings within our portfolio, which represent approximately 34.4% of our total GLA. As of December 31, 2012, these leasehold interests had an average remaining term of approximately 64.3 years.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
As of December 31, 2012, we leased our principal executive offices located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254. Additionally, we lease our regional office located at 463 King Street, Suite B, Charleston, SC 29403. Our regional offices in Indianapolis, IN and Atlanta, GA are located in our owned medical office buildings.
Lease Expirations
The following table presents the sensitivity of our annualized base rent due to lease expirations for the next 10 years:

Expiration (2)	Number of Leases Expiring	Total GLA of Expiring Leases (3)	Percent of GLA Represented by Expiring Leases	Annualized Base Rent Under Expiring Leases (1) (3)	Percent of Total Annualized Base Rent Represented by Expiring Leases
Month-to-month	97	223	1.9%	$3,900	1.6%
2013	295	938	8.2	18,356	7.8
2014	212	631	5.5	12,858	5.4
2015	224	851	7.4	18,045	7.6
2016	196	1,073	9.4	21,422	9.0
2017	216	1,033	9.0	21,565	9.1
2018	149	933	8.1	18,771	7.9
2019	85	667	5.8	16,173	6.8
2020	111	544	4.7	11,387	4.8
2021	84	976	8.5	18,082	7.7
2022	70	738	6.5	19,959	8.5
Thereafter	146	2,862	25.0	56,238	23.8
Total	1,885	11,469	100.0%	$236,756	100.0%
_______________________________

(1)	The annualized base rent percentage is based on the total annual contractual base rent as of December 31, 2012, excluding the impact of abatements, concessions, and straight-line rent.

(2)	Leases scheduled to expire on December 31 of a given year are included within that year in the table.

(3)	Amounts in thousands.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2012:

State	Number of Buildings (1)	GLA (In thousands)	Percent of GLA	Annualized Base Rent (In thousands) (2)	Percent of Annualized Base Rent
Arizona	45	1,366	10.8%	$24,950	10.5%
California	5	284	2.3	5,346	2.3
Colorado	3	145	1.2	3,021	1.3
Florida	20	944	7.5	17,894	7.6
Georgia	13	646	5.1	13,215	5.6
Illinois	1	139	1.1	4,367	1.9
Indiana	44	1,225	9.7	17,361	7.3
Kansas	1	63	0.5	1,609	0.7
Maryland	2	163	1.3	3,464	1.5
Massachusetts	13	406	3.2	7,911	3.3
Michigan	1	203	1.6	4,708	2.0
Minnesota	2	158	1.2	1,598	0.7
Missouri	5	297	2.4	6,989	3.0
North Carolina	10	244	1.9	4,641	2.0
New Hampshire	1	70	0.6	1,234	0.5
New Mexico	2	54	0.4	1,286	0.5
Nevada	1	73	0.6	1,098	0.5
New York	8	909	7.2	16,419	6.9
Ohio	13	526	4.2	5,985	2.5
Oklahoma	2	186	1.5	3,640	1.5
Pennsylvania	4	1,087	8.6	19,666	8.3
South Carolina	22	1,103	8.8	20,154	8.5
Tennessee	11	441	3.5	7,899	3.3
Texas	27	1,371	10.9	33,429	14.1
Utah	1	112	0.9	1,720	0.7
Virginia	3	63	0.5	468	0.2
Wisconsin	6	315	2.5	6,684	2.8
Total	266	12,593	100%	$236,756	100.0%
_______________________________________

(1)	Represents the number of buildings acquired within each particular state as of December 31, 2012.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012, excluding the impact of abatements, concessions, and straight-line rent.
Indebtedness
See Note 8, Debt and Note 9, Derivative Financial Instruments to our accompanying consolidated financial statements for further discussions of our indebtedness.

Item 3. Legal Proceedings.
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On June 6, 2012, we listed our Class A common stock, par value $0.01, on the NYSE, under the symbol “HTA.” In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not currently listed on a national exchange. All shares of our Class B-1 common stock converted into shares of our Class A common stock on December 6, 2012, and no shares of our Class B-1 common stock remain outstanding. Our Class B-2 and B-3 common stock will convert to Class A common stock after the market closes on June 6, 2013 and December 6, 2013, respectively.
The following table sets forth for the periods subsequent to our Listing, the high and low sales prices of our Class A common stock as reported on the NYSE.

2012	High	Low
Second Quarter	$10.05	$9.75
Third Quarter	10.21	9.07
Fourth Quarter	11.68	9.61
Stock Performance Graph
The graph below compares the cumulative returns of HTA, MSCI US REIT (RMZ) Index and the S&P 500 Index from the date of our Listing on the NYSE on June 6, 2012 through December 31, 2012. The total returns assume distributions are reinvested.
Stockholders
As of February 22, 2013, we had approximately 4,360 stockholders of record.

Distributions
The following were the distributions declared per share by quarter on our Class A and B common stock:

	2012	2011
First Quarter	$0.180753	$0.178767
Second Quarter	0.169064	0.180753
Third Quarter	0.143750	0.182740
Fourth Quarter	0.143750	0.182740
Total	$0.637317	$0.725000
On January 18, 2013, our Board of Directors authorized a quarterly cash distribution to be paid on April 4, 2013 to stockholders of record on March 29, 2013. This distribution of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A and B common stock.
On May 16, 2012, our Board of Directors determined that it was in the best interest of our stockholders to modify the payment of the monthly distributions to an annualized rate of $0.575 per share beginning June 1, 2012. After the payment of the June 2012 monthly distribution, we declared the remaining 2012 distributions on a quarterly basis. Prior to the June 2012 monthly distribution, we paid monthly distributions to our stockholders an annualized rate equal to $0.725 per share. It is our intent to continue to pay distributions. However, our Board of Directors may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	$—	—	(2)
November 1, 2012 to November 30, 2012	938	10.10	—	(2)
December 1, 2012 to December 31, 2012	20,763	10.00	—	(2)
____________________

(1)
Purchases primarily represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the closing price of our Class A common stock on the NYSE.

(2)
On August 6, 2012, our Board of Directors approved a stock repurchase program of up to $100.0 million of our Class A common stock from time to time prior to August 5, 2014. There have been no repurchases under the program and $100.0 million of repurchase capacity remains available under the program. Share repurchases will be made at the sole discretion of our Board of Directors.

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
The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data reflecting the results of our operating properties, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules (in thousands, except per share data).

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Real estate assets, net	$2,012,607	$1,863,930	$1,854,554	$1,204,552	$826,280
Total assets	2,414,090	2,291,629	2,271,795	1,673,535	1,113,923
Debt, net	1,037,359	639,149	706,526	540,028	460,762
Total equity	1,264,595	1,567,340	1,487,246	1,071,317	599,320

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Total revenues	$299,644	$274,438	$203,081	$129,486	$80,418
Rental expenses	95,307	88,760	65,662	44,667	27,912
Net (loss) income	(24,368)	5,593	(7,919)	(24,773)	(28,409)
Net (loss) income attributable to controlling interest	(24,424)	5,541	(7,903)	(25,077)	(28,448)
Net (loss) income per share attributable to controlling interest - basic	(0.11)	0.02	(0.05)	(0.22)	(0.66)
Net (loss) income per share attributable to controlling interest - diluted	(0.11)	0.02	(0.05)	(0.22)	(0.66)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$116,785	$111,807	$58,503	$21,628	$20,677
Cash flows used in investing activities	(283,545)	(65,958)	(626,849)	(455,105)	(526,475)
Cash flows provided by (used in) financing activities	113,225	(5,628)	378,615	524,147	628,662
Other Data:
Distributions declared	$142,044	$162,597	$120,507	$82,221	$31,180
Distributions declared per share	0.64	0.73	0.73	0.73	0.73
Distributions paid in cash to stockholders	93,273	84,800	60,176	39,500	14,943
Distributions reinvested	31,916	75,864	56,551	38,559	13,099
Funds from operations (1)	92,050	113,135	70,642	28,822	8,989
Normalized funds from operations (1)	135,302	116,408	84,391	42,716	21,592
Net operating income (2)	204,337	185,678	137,419	84,462	52,244
______________________________

(1)
For additional information on funds from operations and normalized funds from operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Funds from Operations and Normalized Funds from Operations”, which includes a reconciliation to net income or loss for the years ended December 31, 2012, 2011 and 2010 and for an explanation of why we are presenting these non-GAAP financial measures.

(2)
For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Net Operating Income”, which includes a reconciliation to net income or loss for the years ended December 31, 2012, 2011 and 2010 and for an explanation of why we are presenting this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2012 and 2011, together with our results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010.
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT, primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on GLA, and have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality on-campus medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with low leverage, and (iii) seek internal growth through proactive asset management, leasing and property management. We have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.6 billion through December 31, 2012. As of December 31, 2012, our portfolio consisted of 247 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a mortgage loan receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.6 million square feet of GLA, with an occupancy rate of approximately 91.1%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 95.7% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 11.0% of the total GLA as of December 31, 2012. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Dallas, Texas; Boston, Massachusetts; Raleigh, North Carolina; and Oklahoma City, Oklahoma.
On June 6, 2012, we listed our Class A common stock on the NYSE under the symbol “HTA”. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while our Class A and Class B common stock are collectively referred to as our common stock. The Class B common stock is identical to the Class A common stock except that our Class B common stock is not currently listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. All shares of our Class B-1 automatically converted into Class A on December 6, 2012, and no Class B-1 common stock remains outstanding. Our Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock after the market closes on June 6, 2013 and December 6, 2013, respectively. By December 6, 2013, all shares of our Class B common stock will have converted into our Class A common stock and be eligible for trading on the NYSE. Our Board of Directors may accelerate the dates on which our Class B common stock automatically convert to our Class A common stock. Shares of our Class A and Class B common stock participate in distributions equally.
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
Company Highlights
Portfolio Operating Performance

•
For the year ended December 31, 2012, we had a net loss of $24.4 million, compared to net income of $5.6 million for the year ended December 31, 2011. The loss in 2012 was primarily due to the expenses associated with the Listing and related activities.

•
Normalized funds from operations, or Normalized FFO, was $0.61 per share or $135.3 million and $0.52 per share or $116.4 million for the years ended December 31, 2012 and 2011, respectively. This was an increase of $0.09 per share, or 17.3%, compared to 2011. The increases were driven by acquisitions, positive leasing activity, continued focus on reducing operating expenses and the completion of the Tender Offer. For a reconciliation of Normalized FFO to net income or loss and why we present this non-GAAP financial measure, see “Funds from Operations and Normalized Funds from Operations” below.

•	For the year ended December 31, 2012, total revenue increased 9.2%, or $25.2 million, to $299.6 million as compared to the year ended December 31, 2011.

•
For the year ended December 31, 2012, net operating income, or NOI, increased 10.0%, or $18.7 million, to $204.3 million as compared to the year ended December 31, 2011. For a reconciliation of NOI to net income or loss and why we present this non-GAAP financial measure, see “Net Operating Income” below.

Internal Growth through Proactive Asset Management, Leasing, and Property Management

•
During the year ended December 31, 2012, we transitioned approximately 4.9 million square feet of GLA to our in-house property management platform. As of December 31, 2012, approximately 70% of our current GLA was managed internally. In the past year, we have focused on internalizing the property management in our largest markets, including Indiana, Arizona, Georgia, Ohio, and Tennessee. We continue to focus on transitioning property management, leasing and construction management of our portfolio from third party teams to our internal teams to establish more direct relationships and in an effort to reduce fees paid to third parties.

•
The occupancy rate on our portfolio of properties, including month-to-month leases and leases that have been executed, but which have not yet commenced, was approximately 91.1% as of December 31, 2012. Tenant retention for the portfolio was approximately 86.5% for the year, indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

•
Our portfolio of 12.6 million square feet of GLA is focused on strategically located on-campus or aligned medical office buildings in locations with high barriers to entry. As of December 31, 2012, approximately 95.7% of our portfolio, based on GLA, is located on or aligned with campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent was approximately 39.8% at December 31, 2012. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of December 31, 2012, approximately 56.3% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

Relationship-Focused Growth Strategy

•
During the year ended December 31, 2012, we acquired $294.9 million of high quality, on-campus or affiliated medical office buildings. These acquisitions totaled over 1.3 million square feet and expanded our asset base by more than 10%. These properties were acquired directly from local developers or health systems and are located in the key markets of Boston, Pittsburgh, Dallas and Atlanta. They were over 99% occupied at closing and were acquired at unlevered yields in the mid 7% range. See below for a summary of each of the acquisitions.

•
On January 13, 2012, we completed the acquisition of the St. John Providence MOB, an approximately 202,000 square foot on-campus medical office building located in Novi, Michigan, for $51.3 million. The St. John Providence MOB, which was 99% leased as of the date of acquisition, is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody’s Investors Service rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia, for $8.9 million. This building is approximately 30,000 square feet and is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased by us in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of the Penn Avenue Place in Pittsburgh, Pennsylvania for $54.0 million. Penn Avenue Place is an eight story, approximately 558,000 square foot, healthcare integrated building which was completely renovated in 1997. The building was approximately 99.6% occupied as of the date of our acquisition and is anchored by Highmark, Inc. (Standard & Poor’s Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012. Highmark, Inc., which leases and occupies 92.4% of the building, is one of the largest Blue Cross affiliates in the nation.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts for $100.0 million. This portfolio consists of 12 medical office buildings located on the campuses of Steward Health Care Network. This portfolio is 100% master leased on a triple-net basis by Steward Health Care System until 2024 and totals approximately 359,000 square feet. Steward Health Care System is the largest fully integrated community care organization in New England and is the third largest employer in Massachusetts.

•
On August 14, 2012, we completed the acquisition of the Rush MOB located in Oak Park, Illinois for $54.0 million. The Rush MOB is an on-campus medical office building of approximately 139,000 square feet that is 100% master leased under a triple-net lease through 2019 to Rush University Medical Center. Rush University Medical Center (Moody’s Investors Service rated A2) is a not-for-profit academic medical center comprising Rush University Medical Center, Rush University, Rush Oak Park Hospital and Rush Health. The building is connected with an enclosed walkway to Rush Oak Park Hospital, which is considered one of the dominant hospitals in the market.

•
On December 26, 2012, we completed the acquisition of the Forest Park Pavilion located in Dallas, Texas for $26.8 million. The Forest Park Pavilion is approximately 69,000 square feet and is 100% leased. The building is on the campus of the Forest Park Medical Center.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2012, we had a flexible balance sheet with total assets of $2.4 billion, cash and cash equivalents of $16.0 million, $503.0 million available on our unsecured revolving credit facility and a leverage ratio of total debt to total capitalization of 32.8%.

•
During the year ended December 31, 2012, we entered into over $1.0 billion of new credit facilities which have been used to refinance our previous credit facility, pay off $120.7 million of fixed and variable rate mortgages, and to fund acquisitions and other initiatives, including the Tender Offer. The net impact from these transactions has been to lower our average borrowing rate and extend the maturities of our debt. The weighted average borrowing cost, inclusive of our interest rate swaps and cap, decreased to 4.06% per annum from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 4.1 years to 4.3 years.

•
In March 2012, we entered into a $875.0 million unsecured credit agreement, consisting of a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan, which replaced our previous $575.0 million credit agreement. The new facility can be increased by up to $175.0 million for an aggregate maximum principal amount of $1.1 billion, subject to certain conditions. Our new revolving credit agreement and term loan facility has a four-year term which expires in March 2016 and includes a one-year extension option, subject to certain conditions.

•	In July 2012, we obtained a $155.0 million unsecured term loan.

•	In July 2012, Standard & Poor’s Rating Service re-affirmed our investment grade credit rating with a stable outlook.

•
In July 2012, we repurchased 14.9 million of our Class A common shares as part of the Tender Offer. During the year we repurchased 18.2 million shares, which reduced our total outstanding shares as of December 31, 2012 to 214.7 million.

Corporate Strategies
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management and leasing platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (approximately 70% of our total GLA was managed internally at December 31, 2012);

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

We believe that we are well positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of December 31, 2012, our buildings occupancy rate was approximately 91.1%, including month-to-month leases and leases that we have executed, but which have not yet commenced.
Achieve Growth through Targeted Acquisitions
We plan to continue to focus primarily on mid-sized acquisitions, in the $25 million to $75 million range, of high-quality medical office buildings in our target markets as discussed above. We also have completed larger acquisitions from time to time and expect to continue to do so when attractive opportunities emerge. In particular, we seek to acquire properties that have the following attributes:

▪
with stabilized occupancy that are located on-campus or aligned with nationally recognized healthcare systems in major U.S. metropolitan areas. We believe on-campus locations tend to provide for better tenant retention rates and rental rate growth as compared to unaffiliated facilities;

•
that are affiliated with the country’s top healthcare systems, which typically attract high quality physicians. We will seek healthcare systems with dominant market share, high credit quality and those investing capital into their campuses;

•
that are located in high-growth primary and secondary markets with attractive demographics and favorable regulatory environments in business-friendly states or those with high barriers to entry, especially those in which we can achieve operational and leasing efficiency; and

•	that create an equal mix of credit-rated tenants with long-term, triple-net leases with fixed, scheduled rental growth and multi-tenant buildings with greater market-driven growth opportunities.
Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Ascension Health, Allina Health, Banner Health, Catholic Health East, Forest Park Medical Center, Greenville Hospital System, Highmark, Hospital Corporation of America, Indiana University Health and Steward Health Care System. We also have significant relationships with local and regional developers which we believe stems from the fact that we are not in the development business and, thus, the developers consider us safe and non-conflicted partners with whom they can do business. Through these relationships, we believe that we have developed a reputation of reliability, trustworthiness and that produces high tenant satisfaction. In this regard, approximately 68.8% of our acquisitions since January 1, 2009, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems.
Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain conservative leverage and financing flexibility with carefully staged debt maturities, thereby positioning ourselves to take advantage of strategic investment opportunities. We believe our borrowing capacity under our unsecured revolving credit facility, as well as our access to other sources of debt and equity capital, while remaining within our targeted leverage range, should allow us to capitalize on favorable acquisition opportunities that arise. While we believe our unsecured revolving credit facility will enable us to take advantage of acquisition opportunities on a short-term basis, we intend to take advantage of multiple sources of capital that we can use to effectively manage our long-term leverage strategy, repay our debt maturities, or finance future acquisition opportunities. These other sources of capital include public debt and equity, unsecured bank loans and secured property-level debt. Over the long-term, we intend to continue migrating to a predominately unsecured capital structure. We also will seek to maintain our investment grade credit ratings, which we first received in July 2011 and which was most recently re-affirmed in July 2012. We believe this is important to preserving our access to these capital sources on favorable terms. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting principles, including making estimates and assumptions. We base our estimates on experience and various other assumptions we believe are reasonable under the circumstances. These estimates effect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. However, if our judgment or interpretation of the facts and circumstances relating to the various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting policies that we consider critical as they may require more complex judgment in their application or require estimates about matters that are inherently uncertain. For more information regarding all our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any consolidated variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, Accounting Standard Codification, or ASC, 810, Consolidation. All inter-company balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which subsidiaries of our operating partnership own all of the properties acquired on our behalf. Because we are the sole general partner of our operating partnership and have sole control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
In accordance with ASC 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to deferred rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue - Principal Agent Considerations. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization recorded on lease inducements.
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative expense on our accompanying consolidated statement of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
Real Estate Investments
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

Recoverability of Real Estate and Real Estate Related Assets
We assess the impairment of a real estate asset when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant operating margin underperformance relative to historical or projected future operating results;

•	significant decrease in operating margin compared to one or more prior periods;

•	significant decrease in occupancy;

•	significant overall vacancy of GLA;

•	significant likelihood of default for tenants that occupy a substantial portion of an asset;

•	significant projected tenant rollover in the next 12 months; and

•	a significant change in the manner in which the asset is used.
In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset group related to the property. The fair value of the property is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.
Also, we evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable.
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
Purchase Price Allocation
In accordance with ASC 805, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of completed acquisitions to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is allocated to above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed and any contingent consideration.

The value allocable to above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be received pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value allocable to above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts allocated to above market leasehold interests are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leasehold interests are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired is further allocated to in place leases and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.
The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in debt, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed debt.
These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
In accordance with the provisions of ASC 805, we expense acquisition-related costs for acquisitions.
Share-Based Compensation
Compensation expense for share-based awards is recognized in accordance with ASC 718, Compensation - Stock Compensation. We calculate the fair value of share-based awards on the date of grant. Restricted common stock and restricted common stock units are valued based on the closing price of our Class A shares on the NYSE. The LTIP Series C units, which are recorded in noncontrolling interest within equity are valued using a Monte Carlo simulation which takes into account volatility, dividend yield, expected term, risk-free rate and stock price. We amortize the share-based compensation expense over the period that the awards are expected to vest.
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
Rental Income
The amount of rental income generated by our operating properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that will become available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Acquisitions
During the year ended December 31, 2012, we completed five new portfolio acquisitions and expanded one of our existing portfolios through the purchase of an additional medical office building. The aggregate purchase price of these acquisitions was $294.9 million.
Results of Operations
Comparison of the Years Ended December 31, 2012, 2011 and 2010
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of geographically diverse properties that we owned and operated. As of December 31, 2012, we owned and operated 247 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.6 million square feet of GLA. As of December 31, 2011, we owned and operated 230 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 11.2 million square feet of GLA. As of December 31, 2010, we owned and operated 224 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 10.9 million square feet of GLA.
Rental Income
For the years ended December 31, 2012, 2011 and 2010, rental income attributable to our properties was $295.3 million, $269.6 million, and $195.5 million, respectively. For the year ended December 31, 2012, rental income was comprised of contractual rental income of $284.7 million, straight-line rent of $9.7 million and other operating revenue of $0.9 million. For the year ended December 31, 2011, rental income was comprised of contractual rental income of $255.4 million, straight-line rent of $12.3 million and other operating revenue of $1.9 million. For the year ended December 31, 2010, rental income was comprised of contractual rental income of $186.9 million, straight-line rent of $8.2 million and other operating revenue of $0.4 million. The increase in contractual rental income and straight-line rent from year to year is due to the increase in the number of properties in our portfolio, as discussed above. Other operating revenue for 2011 includes $1.4 million of termination fee revenue.
The aggregate occupancy rate for our operating properties including leases executed, but which have not yet commenced was approximately 91% as of December 31, 2012, 2011 and 2010.
Rental Expenses
For the years ended December 31, 2012, 2011 and 2010, rental expenses attributable to our properties were $95.3 million, $88.8 million and $65.7 million, respectively. The increase in rental expenses from year to year is due to the increase in the number of properties in our portfolio, as discussed above.
General and Administrative Expenses
For the years ended December 31, 2012, 2011 and 2010, general and administrative expenses were $21.7 million, $20.9 million and $16.0 million, respectively. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others.  The increase in general and administrative expenses from year to year is mainly due to the transition of property management and leasing to our in-house asset management platform and other public company infrastructure costs.
Acquisition-Related Expenses
For the years ended December 31, 2012, 2011 and 2010, acquisition-related expenses were $8.8 million, $2.1 million and $11.3 million, respectively. The increase in the expense for the year ended December 31, 2012, as compared to 2011, was primarily due to increased acquisition activity in 2012 as compared to 2011 and certain acquisition related payments in 2012. The decrease in the expense for the year ended December 31, 2011, as compared to 2010, was primarily due to the decreased acquisition activity in 2011 as compared to 2010. During the years ended December 31, 2012, 2011 and 2010, we completed acquisitions in the amount $294.9 million, $68.3 million and $802.1 million, respectively.
Depreciation and Amortization
For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense was $116.4 million, $107.5 million and $78.6 million, respectively. The increase in depreciation and amortization from year to year was due to the increase in our portfolio over the respective years as a result of the acquisitions, as discussed above.

Listing Expenses
For the year ended December 31, 2012, expenses associated with the Listing was $22.6 million and primarily included professional fees, other previously deferred offering costs and share-based compensation expense associated with the acceleration of certain previously unvested restricted shares as a result of the Listing and the LTIP awards that were awarded in connection with the Listing. We had no listing expenses prior to 2012.
Non-Traded REIT Expenses
For the years ended December 31, 2012, 2011 and 2010, non-traded REIT expenses were $4.3 million, $7.8 million and $2.7 million, respectively. For the years ended December 31, 2012, 2011 and 2010, these expenses included $2.0 million, $3.2 million and $0.9 million of stockholder services costs, respectively. Stockholder services costs relate to daily, monthly and quarterly services provided to our stockholders, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we do not have. The amount of stockholder services costs decreased in 2012 from 2011, as a result of the decrease in the number of stockholders we were providing these services for. As our individual stockholders transfer their shares of HTA stock to brokers as a result of the Listing, we no longer incur these costs. The amount of stockholder services costs increased in 2011 from 2010, as a result of the increase in the number of stockholders from our follow-on common stock offering.
Additionally, the expenses included $2.3 million, $4.6 million and $1.8 million of share-based compensation expense attributable to our executives and Board of Directors and the expense associated with cash shares for the years ended December 31, 2012, 2011 and 2010, respectively. These awards were applicable to past services relative to our non-traded REIT status. The amount of expense decreased in 2012 from 2011, as all the unvested shares were accelerated pursuant to the Listing and those costs were recorded in Listing expense. The amount of expense increased in 2011 from 2010, as a result of additional equity awards.
Redemption, Termination, and Release Payment to Former Advisor
For the year ended December 31, 2010, redemption, termination, and release payment to our former advisor was $7.3 million, which pertained to an agreement entered into with our former advisor that served to purchase the limited partner interest held by our former advisor, including all associated rights, as well as resolve all remaining issues between the parties. We incurred no such amounts after 2010.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and the net change in the fair value of derivative financial instruments for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense related to our debt	$34,470	$34,048	$23,892
Amortization of deferred financing costs and debt discount/premium	3,727	3,177	2,589
Unused credit facility fees	2,185	2,388	244
Total	40,382	39,613	26,725
Interest expense related to our derivative financial instruments	4,944	1,423	8,770
Net change in fair value of our derivative financial instruments	7,667	856	(5,954)
Total	12,611	2,279	2,816
Total interest expense and net change in fair value of derivative financial instruments	$52,993	$41,892	$29,541
The increase in the interest expense related to our debt and derivatives for the year ended December 31, 2012, as compared to 2011, is mainly due to the $398.2 million increase in our net debt during 2012, as discussed further below. In addition, we incurred a net loss on the change in the fair value of our derivative financial instruments of $7.7 million during 2012, as compared to $0.9 million during 2011. During 2012, we entered into $455.0 million of interest rate swaps, as discussed further below.

The increase in the interest expense on our debt and derivatives for the year ended December 31, 2011, as compared to 2010, is mainly due to the increase in the average debt outstanding during 2011. In addition, there were higher unused credit facility fees during 2011, as a result of the increase in the maximum principal amount of the unsecured revolving credit facility during the year. Finally, we incurred a net loss on the change in the fair value of our derivative financial instruments of $0.9 million during 2011, as compared to a net gain of $6.0 million during 2010. During 2010, $247.0 million of our interest rate swaps matured.
During the year ended December 31, 2012, we entered into over $1.0 billion of new credit facilities which have been used to refinance our previous credit facility, pay off $120.7 million of fixed and variable rate mortgages, and to fund acquisitions and other initiatives, including the Tender Offer. The net impact from these transactions has been to lower our average borrowing rate and extend maturities. Our weighted average borrowing cost, inclusive of our interest rate swaps and cap, decreased to 4.06% per annum from 5.25% per annum as of December 31, 2011. Additionally, the weighted average remaining term of our debt portfolio increased from 4.1 years to 4.3 years.
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
Debt Extinguishment Costs
For the year ended December 31, 2012, we incurred $1.9 million of debt extinguishment costs associated with the mortgages we paid off during the year as discussed above. There were no comparable costs in 2011 and 2010.
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
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use normalized funds from operations, or Normalized FFO, which excludes from FFO acquisition-related expenses, listing expenses, transitional expenses from a non-traded to a listed entity or to self-management, net change in fair value of derivative financial instruments, debt extinguishment costs, and other normalizing items. Other normalizing items include legal settlements, lease termination fees, notes receivable discount adjustment and the write-off of deferred financing costs. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP) or to cash flows from operating activities (computed in accordance with GAAP) and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is the reconciliation of FFO and Normalized FFO to net income or loss for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(24,368)	$5,593	$(7,919)
Depreciation and amortization expense	116,418	107,542	78,561
FFO	$92,050	$113,135	$70,642
FFO per share - basic	$0.41	$0.51	$0.43
FFO per share - diluted	$0.41	$0.50	$0.43
Acquisition-related expenses	8,843	2,130	11,317
Listing expenses	22,573	—	—
Transitional expenses	2,197	—	8,400
Net change in fair value of derivative financial instruments	7,667	856	(5,954)
Debt extinguishment costs	1,886	—	—
Other normalizing items	86	287	(14)
Normalized FFO	$135,302	$116,408	$84,391
Normalized FFO per share - basic	$0.61	$0.52	$0.51
Normalized FFO per share - diluted	$0.61	$0.52	$0.51
Weighted average number of shares outstanding - basic	222,713	223,900	165,953
Weighted average number of shares outstanding - diluted	222,869	224,392	165,953
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization expense, listing expenses, non-traded REIT expenses, interest expense and net change in fair value of derivative financial instruments, debt extinguishment costs and other income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To following is the reconciliation of net operating income to net income or loss for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(24,368)	$5,593	$(7,919)
General and administrative expenses	21,741	20,879	16,008
Acquisition-related expenses	8,843	2,130	11,317
Depreciation and amortization expense	116,418	107,542	78,561
Listing expenses	22,573	—	—
Non-traded REIT expenses	4,340	7,816	2,745
Redemption, termination and release payment to former advisor	—	—	7,285
Interest expense and net change in fair value of derivative financial instruments	52,993	41,892	29,541
Debt extinguishment costs	1,886	—	—
Other income	(89)	(174)	(119)
Net operating income	$204,337	$185,678	$137,419

Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt to conduct our activities. We stopped offering shares in our last follow-on offering as of February 28, 2011 and terminated our DRIP during the second quarter of 2012. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our unsecured revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. As of December 31, 2012, we had $503.0 million available on our unsecured revolving credit facility. On January 7, 2013, we commenced an at-the-market offering of our Class A common stock with an aggregate sales price of up to $250.0 million.
Our principal demands for funds continues to be for acquisitions of medical office buildings and other facilities that serve the healthcare industry, to pay operating expenses and principal and interest on our outstanding debt, and to make distributions to our stockholders.
Generally, cash needs for items other than acquisitions of medical office buildings and other facilities that serve the healthcare industry continue to be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, including our requirements to meet our debt maturities coming due during the year ending December 31, 2013, and we do not anticipate a need to, though we may, raise funds from other than these sources within the next 12 months.
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
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties or through offering proceeds. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
As of December 31, 2012, we estimate that our expenditures for capital improvements for the coming 12 months will range from approximately $16.0 million to $20.0 million depending on leasing activity. As of December 31, 2012, we had $9.2 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of December 31, 2012, we had $156.9 million of debt maturing the next 12 months. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility, and any possible future debt or equity offerings to fund these debt maturities. As of December 31, 2012, we had cash and cash equivalents of $16.0 million and $503.0 million available on our unsecured revolving credit facility. Additionally, as of December 31, 2012, we had unencumbered properties with a gross book value of approximately $1.7 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
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

Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change
Cash and cash equivalents - beginning of period	$69,491	$29,270	$40,221
Net cash provided by operating activities	116,785	111,807	4,978
Net cash used in investing activities	(283,545)	(65,958)	(217,587)
Net cash provided by (used in) financing activities	113,225	(5,628)	118,853
Cash and cash equivalents - end of period	$15,956	$69,491	$(53,535)
Net cash provided by operating activities increased in 2012 primarily due to the operating income from our 2011 acquisitions being fully reflected in our operations for 2012 and from our 2012 acquisitions, partially offset by costs associated with the Listing and acquisition-related expenses. We anticipate cash flows from operating activities to increase with contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the year ended December 31, 2012, net cash used in investing activities primarily related to the acquisition of real estate operating properties in the amount of $257.4 million and capital expenditures of $22.9 million. For the year ended December 31, 2011, net cash used in investing activities primarily related to the acquisition of real estate operating properties in the amount of $61.4 million and capital expenditures of $16.0 million, partially offset by proceeds of $14.5 million from the release of restricted cash. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the year ended December 31, 2012, net cash provided by financing activities primarily related to borrowings on our unsecured term loans of $455.0 million and net borrowings on our unsecured revolving credit facility of $72.0 million, partially offset by the repurchase of common stock including the Tender Offer of $182.6 million, distributions to our stockholders of $93.3 million, and $128.6 million of principal repayments on our fixed and variable rate mortgages. For the year ended December 31, 2011, net cash used in financing activities primarily related to $192.1 million of principal repayments on our fixed and variable rate mortgages, distributions to our stockholders of $84.8 million, repurchase of common stock of $37.7 million and the payment of offering costs of $21.1 million, partially offset by proceeds from the issuance of common stock of $214.6 million and borrowings on our secured term loan of $125.5 million.
Distributions
The amount of distributions we pay to our stockholders is determined by our Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code, as well as any liquidity alternative we may pursue. We have paid distributions monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on distributions that may constitute a return of capital for federal income tax purposes.
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
For the year ended December 31, 2012, we paid cash distributions of $93.3 million. On January 4, 2013, we paid cash distributions of $30.9 million to our Class A and B common stockholders for the quarter ending December 31, 2012. On January 18, 2013, our Board of Directors authorized a quarterly cash distribution to be paid on April 4, 2013 to stockholders of record on March 29, 2013. This distribution of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A and B common stock.

Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate between 35% and 45% of all of our properties’ and mortgage loans receivables’ combined values, as determined at the end of each calendar year. For these purposes, the value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2012, our leverage ratio of total debt to total capitalization was 32.8%.
$875.0 Million Unsecured Credit Agreement
On March 29, 2012, we entered into a $875.0 million unsecured credit agreement to obtain a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. The $875.0 million unsecured credit agreement matures in March 2016 and includes a one-year extension option, subject to certain conditions. The $875.0 million unsecured credit agreement replaced the former $575.0 million unsecured credit agreement that would have matured in May 2014.
The actual amount of credit available under the $875.0 million unsecured credit agreement is a function of certain loan-to-value and debt service coverage ratios. The maximum principal amount may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders.
Borrowings under the $575.0 million unsecured revolving credit facility accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership’s credit rating. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the $575.0 million unsecured revolving credit facility. As of December 31, 2012, the margin associated with borrowings was 1.55% and the facility fee was 0.35%. As of December 31, 2012, $72.0 million was outstanding and the interest rate was 2.14% per annum.
Borrowings under the $300.0 million unsecured term loan accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership’s credit rating. The margin associated with borrowings as of December 31, 2012 was 1.85%.
On March 29, 2012, we entered into a $200.0 million interest rate swap that matures on March 29, 2017, and on May 21, 2012, we entered into a $100.0 million interest rate swap that matures on June 15, 2016. These swaps fix the interest rate on our $300.0 million unsecured term loan at 2.95% per annum.
$155.0 Million Unsecured Term Loan
On July 20, 2012, we entered into a $155.0 million unsecured term loan that matures in July 2019. The per annum interest rate is equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership’s credit rating. The margin associated with the borrowings as of December 31, 2012 was 2.00% per annum.
On June 4, 2012, we entered into a $50.0 million interest rate swap that matures on July 17, 2019, and on November 1, 2012, we entered into a $105.0 million interest rate swap that matures on July 17, 2019. These swaps fix the interest rate on our $155.0 million unsecured term loan at 3.29% per annum.
Fixed and Variable Rate Mortgages
As of December 31, 2012, we had fixed rate mortgages with interest rates ranging from 4.90% to 12.75% per annum and a weighted average interest rate of 5.92% per annum.
Secured Real Estate Term Loan
On February 1, 2011, we entered into a $125.5 million secured real estate term loan, or the secured real estate term loan. The secured real estate term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The per annum interest rate is equal to one-month LIBOR plus 2.35%, which equated to 2.57% per annum as of December 31, 2012. The secured real estate term loan is secured by 25 buildings within 12 property portfolios in 13 states. Our operating partnership has guaranteed 25% of the principal balance (or $31.4 million) and 100% of the interest.
On November 3, 2010, we entered into a $75.0 million interest rate swap that matures on December 31, 2013. After giving effect to the impact of the interest rate swap, which fixes the rate at 3.42% per annum on $75.0 million of the secured real estate term loan, the weighted average interest rate is 3.08% per annum as of December 31, 2012.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, to our accompanying consolidated financial statements, for a further discussion of our commitments and contingencies.

Debt Service Requirements
As of December 31, 2012, we had net debt outstanding of $1.0 billion, including a premium of $2.4 million. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements. As of December 31, 2012, we believe that we were in compliance with all such covenants and reporting requirements on our debt.
As of December 31, 2012, the weighted average interest rate on our outstanding debt inclusive of the impact of our interest rate swaps was 4.06% per annum.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2012 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$156,906	$79,017	$576,659	$222,374	$1,034,956
Interest (1)	35,740	62,660	33,610	22,003	154,013
Ground lease and other operating lease obligations	3,751	7,345	6,786	270,001	287,883
Total	$196,397	$149,022	$617,055	$514,378	$1,476,852
________________________

(1)	Interest on variable rate debt is calculated using the rates in effect at December 31, 2012 and excludes the impact of our interest rate swaps.
The table does not reflect available extension options that are subject to certain conditions. We have two one-year extensions available on $125.5 million of our debt that matures in 2013 and a one year extension on $372.0 million of our debt that matures in 2016.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2012, we had no off-balance sheet transactions.
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
Subsequent Events
See Note 21, Subsequent Events, to our accompanying consolidated financial statements, for a further discussion of our subsequent events.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed to is interest rate risk.
We are exposed to the effects of interest rate changes on our variable rate debt. Our interest rate risk is monitored using a variety of techniques. In order to mitigate our interest rate risk, we enter into derivative financial instruments such as interest rate swaps and caps. To the extent we enter into such derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with what we believe are high-quality counterparties, including those with whom we have a lending relationship. We believe the likelihood of realized losses from counterparty non-performance is remote. We manage the market risk associated with interest rate swaps or caps by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
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
The table below presents, as of December 31, 2012, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$31,406	$6,392	$72,625	$104,696	$99,963	$67,374	$382,456
Weighted average interest rate on fixed rate debt (per annum)	5.75%	5.80%	5.41%	5.99%	5.91%	6.12%	5.92%
Variable rate debt	$125,500	$—	$—	$372,000	$—	$155,000	$652,500
Weighted average interest rate on variable rate debt (per annum) (based on rates in effect as of December 31, 2012)	2.66%	—%	—%	4.88%	—%	4.72%	2.20%
Our total debt was $1.0 billion (excluding premium) as of December 31, 2012. We had fixed and variable rate debt with interest rates ranging from 2.06% to 12.75% per annum and a weighted average interest rate of 3.58% per annum as of December 31, 2012. We had $382.5 million (excluding premium) of fixed rate debt, or 37.0% of total debt, at a weighted average interest rate of 5.92% per annum and $652.5 million of variable rate debt, or 63.0% of total debt, at a weighted average interest rate of 2.20% per annum as of December 31, 2012.
As of December 31, 2012, the fair value of our fixed rate debt was $432.3 million and the fair value of our variable rate debt was $654.9 million based upon prevailing market rates as of December 31, 2012.
As of December 31, 2012, we had six interest rate swaps. The interest rate swaps effectively fix $530.0 million of variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 2.97% per annum.
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

Item 8. Financial Statements and Supplementary Data.
See the disclosure listed at Item 15. Exhibits, Financial Statement Schedules subsections (a)(1) and (a)(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.
As of December 31, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A. of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

Item 9B. Other Information.
On March 1, 2013, the Board of Directors of the company approved a new form of indemnification agreement for directors and executive officers of the company for indemnification agreements newly entered into by directors and executive officers after March 1, 2013.  The new form of indemnification agreement is substantially the same as the existing indemnification agreements for directors and executive officers except that it removes provisions that are no longer applicable in light of the company's listing on the NYSE.  A form of the agreement is attached as exhibit 10.49 and 10.50.
Additional Material Federal Income Tax Considerations
The following is a summary of certain additional material federal income tax considerations with respect to the ownership of our Class A common stock. This summary supplements and should be read together with “Material U.S. Federal Income Tax Considerations” in the prospectus dated December 21, 2012 and filed as part of our registration statement on Form S-3 (No. 333-185668).
FATCA Withholding
U.S. Stockholders. Pursuant to legislation known as the Foreign Account Tax Compliance Act, or FATCA, for taxable years beginning after December 31, 2013, a U.S. withholding tax will be imposed at a rate of 30% on dividends paid on our Class A common stock received by U.S. stockholders who own their Class A common stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for taxable years beginning after December 31, 2016, on proceeds from the sale of our Class A common stock received by U.S. stockholders who own their Class A common stock through foreign accounts or foreign intermediaries. Accordingly, the status of the entity through which our Class A common stock is held will affect the determination of whether such withholding is required. We will not pay any additional amounts in respect of any amounts withheld.
Non-U.S. Stockholders. Pursuant to FATCA, for taxable years beginning after December 31, 2013, a U.S. withholding tax will be imposed at a rate of 30% on dividends paid on our Class A common stock received by or through certain foreign financial institutions that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such institutions or own equity interests in such institutions. Similarly, dividends in respect of our Class A common stock held by a stockholder that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30% unless such entity either (i) certifies that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding its “substantial United States owners,” which we will in turn provide to the Secretary of the Treasury. In addition, in the cases described above, 30% withholding will also apply to gross proceeds from the disposition of our Class A common stock occurring after December 31, 2016. We will not pay any additional amounts in respect of any amounts withheld.
Recent Legislation
Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Such legislation also makes permanent certain federal income tax provisions that had been scheduled to expire on December 31, 2012. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our Class A common stock.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Directors and Executive Officers” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
All other schedules have been omitted because they are inapplicable.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signature section of this report) are incorporated by reference into this Annual Report.
(b) Exhibits:
See Item 15(a)(1) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Real estate investments, net	$1,992,607	$1,806,471
Real estate notes receivable, net	20,000	57,459
Cash and cash equivalents	15,956	69,491
Accounts and other receivables, net	13,317	12,658
Restricted cash and escrow deposits	17,623	16,718
Identified intangible assets, net	282,934	272,390
Other assets, net	71,653	56,442
Total assets	$2,414,090	$2,291,629
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,037,359	$639,149
Accounts payable and accrued liabilities	63,443	47,801
Derivative financial instruments - interest rate swaps	9,370	1,792
Security deposits, prepaid rent and other liabilities	24,450	19,930
Identified intangible liabilities, net	11,309	11,832
Total liabilities	1,145,931	720,504
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,564	3,785
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 228,491,312 shares issued and outstanding as of December 31, 2011	—	2,284
Class A common stock, $0.01 par value; 700,000,000 shares authorized; 100,086,387 shares issued and outstanding as of December 31, 2012	1,001	—
Class B common stock, $0.01 par value; 300,000,000 shares authorized; 114,566,254 shares issued and outstanding as of December 31, 2012	1,146	—
Additional paid-in capital	1,885,836	2,032,305
Cumulative dividends in excess of earnings	(633,717)	(467,249)
Total stockholders’ equity	1,254,266	1,567,340
Noncontrolling interest	10,329	—
Total equity	1,264,595	1,567,340
Total liabilities and equity	$2,414,090	$2,291,629
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$295,340	$269,646	$195,496
Interest income from mortgage notes receivable and other income	4,304	4,792	7,585
Total revenues	299,644	274,438	203,081
Expenses:
Rental	95,307	88,760	65,662
General and administrative	21,741	20,879	16,008
Acquisition-related	8,843	2,130	11,317
Depreciation and amortization	116,418	107,542	78,561
Listing	22,573	—	—
Non-traded REIT	4,340	7,816	2,745
Redemption, termination, and release payment to former advisor	—	—	7,285
Total expenses	269,222	227,127	181,578
Income before other income (expense)	30,422	47,311	21,503
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium/discount):
Interest related to debt	(40,382)	(39,613)	(26,725)
Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	(12,611)	(2,279)	(2,816)
Debt extinguishment costs	(1,886)	—	—
Other income	89	174	119
Net (loss) income	$(24,368)	$5,593	$(7,919)
Less: net (income) loss attributable to noncontrolling interests	(56)	(52)	16
Net (loss) income attributable to controlling interest	$(24,424)	$5,541	$(7,903)
Net (loss) income per share attributable to controlling interest - basic	$(0.11)	$0.02	$(0.05)
Net (loss) income per share attributable to controlling interest - diluted	$(0.11)	$0.02	$(0.05)
Weighted average number of shares outstanding
Basic	222,713	223,900	165,953
Diluted	222,713	224,392	165,953
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock Issued
	Common Stock	Class A	Class B	Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2009	140,591	—	—	$1,405	$1,251,996	$(182,084)	$1,071,317	$—	$1,071,317
Issuance of common stock	61,191	—	—	615	594,062	—	594,677	—	594,677
Offering costs	—	—	—	—	(56,621)	—	(56,621)	—	(56,621)
Issuance of restricted common stock	357	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,313	—	1,313	—	1,313
Issuance of common stock under the DRIP	5,953	—	—	60	56,491	—	56,551	—	56,551
Repurchase and cancellation of common stock	(5,448)	—	—	(54)	(51,802)	—	(51,856)	—	(51,856)
Distributions ($0.73 per common share)	—	—	—	—	—	(120,507)	(120,507)	—	(120,507)
Adjustment to redeemable noncontrolling interests	—	—	—	—	(26)	301	275	—	275
Net loss attributable to controlling interest	—	—	—	—	—	(7,903)	(7,903)	—	(7,903)
Balance as of December 31, 2010	202,644	—	—	$2,026	$1,795,413	$(310,193)	$1,487,246	$—	$1,487,246
Issuance of common stock	21,682	—	—	216	214,425	—	214,641	—	214,641
Offering costs	—	—	—	—	(18,896)	—	(18,896)	—	(18,896)
Issuance of restricted common stock	62	—	—	1	(1)	—	—	—	—
Share-based compensation expense	—	—	—	—	3,221	—	3,221	—	3,221
Issuance of common stock under the DRIP	7,986	—	—	80	75,784	—	75,864	—	75,864
Repurchase and cancellation of common stock	(3,883)	—	—	(39)	(37,641)	—	(37,680)	—	(37,680)
Distributions ($0.73 per common share)	—	—	—	—	—	(162,597)	(162,597)	—	(162,597)
Net income attributable to controlling interest	—	—	—	—	—	5,541	5,541	—	5,541
Balance as of December 31, 2011	228,491	—	—	$2,284	$2,032,305	$(467,249)	$1,567,340	$—	$1,567,340
Issuance of restricted common stock	626	333	12	10	(10)	—	—	—	—
Share-based compensation expense	—	—	—	—	6,964	—	6,964	10,444	17,408
Issuance of common stock under the DRIP	3,362	—	—	34	31,882	—	31,916	—	31,916
Tender repurchase and cancellation of common stock	—	(14,851)	—	(149)	(152,730)	—	(152,879)	—	(152,879)
Repurchase and cancellation of common stock	(3,070)	(107)	(144)	(32)	(32,575)	—	(32,607)	—	(32,607)
Conversion	(229,409)	114,711	114,698	—	—	—	—	—	—
Distributions ($0.64 per common share)	—	—	—	—	—	(142,044)	(142,044)	(115)	(142,159)
Net loss attributable to controlling interest	—	—	—	—	—	(24,424)	(24,424)	—	(24,424)
Balance as of December 31, 2012	—	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(24,368)	$5,593	$(7,919)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt premium/discount, leasehold interests, deferred rent receivable, note receivable closing costs and discount, and lease inducements)	114,575	104,045	72,678
Share-based compensation expense	17,408	3,221	1,313
Bad debt expense	1,064	1,447	1,022
Change in fair value of derivative financial instruments	7,667	856	(6,095)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,323)	2,424	(7,102)
Other assets	(3,442)	(5,388)	(3,207)
Accounts payable and accrued liabilities	2,684	295	7,815
Accounts payable due to affiliates, net	—	—	(4,776)
Security deposits, prepaid rent and other liabilities	2,520	(686)	4,774
Net cash provided by operating activities	116,785	111,807	58,503
Cash Flows From Investing Activities
Acquisition of real estate operating properties	(257,386)	(61,385)	(597,097)
Capital expenditures	(22,909)	(16,034)	(14,888)
Restricted cash, escrow deposits and notes receivable	(4,830)	(4,502)	(12,614)
Release of restricted cash	580	14,463	—
Real estate deposits	—	—	(2,250)
Real estate deposits paid	(3,810)	(4,500)	—
Real estate deposits used	4,810	6,000	—
Net cash used in investing activities	(283,545)	(65,958)	(626,849)
Cash Flows From Financing Activities
Borrowings on secured real estate term loan and mortgage loans	—	125,500	79,125
Borrowings on unsecured revolving credit facility	360,000	—	7,000
Payments on unsecured revolving credit facility	(288,000)	(7,000)	—
Borrowings on unsecured term loans	455,000	—	—
Payments on fixed and variable rate mortgages	(128,601)	(192,083)	(123,117)
Deferred financing costs	(6,436)	(3,401)	(7,507)
Derivative financial instrument termination payments	—	—	(793)
Purchase of noncontrolling interest	—	—	(4,097)
Security deposits	765	596	2,144
Proceeds from issuance of common stock	—	214,641	594,677
Repurchase and cancellation of common stock, including the Tender Offer	(182,602)	(37,680)	(51,856)
Payment of offering costs	(2,884)	(21,137)	(56,621)
Distributions	(93,273)	(84,800)	(60,176)
Payment on earnout liability	(328)	—	—
Distributions to noncontrolling interest of limited partners	(416)	(264)	(164)
Net cash provided by (used in) financing activities	113,225	(5,628)	378,615
Net change in cash and cash equivalents	(53,535)	40,221	(189,731)
Cash and cash equivalents - beginning of period	69,491	29,270	219,001
Cash and cash equivalents - end of period	$15,956	$69,491	$29,270
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
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.6 billion through December 31, 2012. As of December 31, 2012, our portfolio consisted of 247 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a mortgage loan receivable secured by medical office buildings.
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol “HTA,” or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not currently listed on a national exchange. The shares of our Class B-1 common stock converted into shares of our Class A common stock on December 6, 2012 and our Class B-2 and B-3 common stock will convert to Class A common stock after the market closes on June 6, 2013 and December 6, 2013, respectively.
From September 20, 2006 to February 28, 2011, we completed two public offerings of shares of our common stock for $10.00 per share. In addition, we offered shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. In the aggregate, we received and accepted subscriptions in our initial and follow-on offerings for 220,673,545 shares of our common stock or $2.2 billion, excluding shares of our common stock issued under the DRIP.
Our principal executive offices are located at 16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.

2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any consolidated variable interest entities, or VIEs, as defined in the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, 810, Consolidation, or ASC 810. All inter-company balances and transactions have been eliminated in the consolidated financial statements. We operate in an umbrella partnership REIT, or UPREIT, structure in which subsidiaries of our operating partnership own all of the properties acquired on our behalf. Because we are the sole general partner of our operating partnership and have sole control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated. As of December 31, 2012 and 2011, we owned an approximately 99.93% general partner interest in our operating partnership. As of December 31, 2012 and 2011, approximately 0.07% of our operating partnership was owned by certain physician investors who obtained limited partner interests in connection with the Fannin acquisition in June 2010, which are presented as redeemable noncontrolling interest of limited partners in our consolidated balance sheets (see Note 11). Executive officers, non-employee directors and other employees hold unvested Series C units in our operating partnership, which are presented as a noncontrolling interest in our consolidated balance sheets and statements of equity (see Note 12).
Reclassifications
In our previously issued consolidated statements of operations for the years ended December 31, 2011 and 2010, non-traded REIT expenses in the amounts of $7.8 million and $2.7 million, respectively, were included in general and administrative expenses. These amounts have been reclassified to conform to the current period presentation as a separate line item in our consolidated statements of operations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash
Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements as well as collateral accounts for debt and interest rate swaps.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
In accordance with ASC 840, Leases, or ASC 840, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to deferred rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45, Revenue - Principal Agent Considerations. This guidance requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization recorded on lease inducements.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative expense on our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2012, 2011 and 2010, we had $2.2 million, $1.5 million and $1.9 million, respectively, in allowances for uncollectible accounts. During the years ended December 31, 2012, 2011 and 2010, we recorded bad debt expense of $1.1 million, $1.4 million and $1.0 million, respectively.
Purchase Price Allocation
In accordance with ASC 805, Business Combinations, or ASC 805, we, with the assistance of independent valuation specialists, allocate the purchase price of completed acquisitions to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is allocated to above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed and any contingent consideration.
The value allocable to above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be received pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value allocable to above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts allocated to above market leasehold interests are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leasehold interests are included in identified intangible assets, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired is further allocated to in place leases and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.
The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in debt, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed debt.
These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
In accordance with the provisions of ASC 805, we expense acquisition-related costs for acquisitions.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Investments
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
Real Estate Held-for-Sale
We evaluate the held-for-sale classification of our owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has determined that the sale of the asset is probable and transfer of the asset is expected to occur within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported, and the properties are presented separately on our balance sheet at the lower of their carrying value or their fair value less costs to sell. As of December 31, 2012, we determined that no real estate within our portfolio should be classified as held-for-sale.
Recoverability of Real Estate Investments
Operating properties are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. For the years ended December 31, 2012, 2011 and 2010, there were no impairment losses.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2012, 2011 and 2010, there were no impairment losses.
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

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement and is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 13, Fair Value of Financial Instruments for further discussion.
Other Assets
Other assets consist of deferred financing costs, deferred leasing costs, lease inducements, deferred rent receivable and prepaid expenses, deposits and other, and tenant note receivable. Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan which approximates the effective interest method. Deferred leasing costs are amounts incurred in executing a lease, both for external broker and marketing costs, plus a portion of internal leasing related costs. Deferred leasing costs are amortized on a straight-line basis method over the term of the applicable lease. Deferred leasing costs are included in operating activities in our consolidated statements of cash flows. Lease inducements are amortized on a straight-line basis against rental income over the term of the applicable lease. Management periodically evaluates the realizability of future cash flows from tenant notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the tenant notes receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the tenant notes receivable and the discounted cash flows expected to be received.
Share-Based Compensation
Compensation expense for share-based awards is recognized in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. We calculate the fair value of share-based awards on the date of grant. Restricted common stock and restricted common stock units are valued based on the closing price of our Class A shares on the NYSE. The LTIP Series C units, which are recorded in noncontrolling interest within equity are valued using a Monte Carlo simulation which takes into account volatility, dividend yield, expected term, risk-free rate and stock price. We amortize the share-based compensation expense over the period that the awards are expected to vest. See Note 12, Stockholders’ Equity for further discussion.
Defined Contribution Plan
During 2012, we implemented a 401(k) Plan, which eligible employees may make contributions and we may make matching contributions. During the year ended December 31, 2012, our contributions totaled $0.1 million.
Listing Expenses
Listing expenses are the costs associated with listing our Class A shares on the NYSE and primarily include professional fees, other previously deferred offering costs and share-based compensation expense associated with the acceleration of previously unvested restricted shares of our executives and Board of Directors as a result of the Listing and all the LTIP Series C unit awards that were granted in connection with the Listing.
Non-Traded REIT Expenses
Non-traded REIT expenses include stockholder services provided to our stockholders, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we do not have. As our individual stockholders transfer their shares of HTA stock to brokers as a result of the Listing, we will no longer incur these costs. Additionally, these expenses include share-based compensation expense attributable to our executives and Board of Directors, including the expense associated with cash shares.  These related shares were accelerated pursuant to the Listing and were applicable to past services relative to our non-traded REIT status.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with ASC 480, Distinguishing Liabilities from Equity, or ASC 480. See Note 11, Redeemable Noncontrolling Interest of Limited Partners for further discussion.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes
We believe that we have qualified to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended or the Code, beginning with the taxable year ending December 31, 2007 and we intend to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income. As a REIT, we generally are not subject to federal income tax on net income that we distribute to our stockholders.
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
ASC 740, Income Taxes requires us to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on. We do not have any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements.
Segment Disclosure
ASC 280, Segment Reporting establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities, commercial office properties and other real estate-related assets. Our investments in real estate and other real estate-related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued or Adopted Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement (Topic 820) -Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04, which amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a non-financial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption not permitted. We adopted ASU 2011-04 in fiscal 2012 and have reflected the adoption in our disclosures to the consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities, or ASU 2011-11, which requires entities to disclose both gross and net information about instruments and transactions subject to an agreement similar to a master netting agreement. In addition ASU 2011-11 requires disclosure of the amounts related to financial collateral associated with master netting arrangements or similar agreements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or ASU 2013-01, which clarifies the scope of ASU 2011-11. ASU 2013-01 requires entities to disclose both gross and net information about derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements and securities borrowing and securities lending transactions that are subject to an agreement similar to a master netting arrangement. Entities are required to apply both amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity must provide the disclosures required by those amendments retrospectively for all comparative periods presented. We will adopt ASU 2011-11 and ASU 2013-01 in fiscal 2013 and determined that the impact on the derivative disclosures is not expected to be material to our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02, which allows an entity to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We evaluated this topic and determined it will not have a material impact to our consolidated financial statements as we do not have any indefinite-lived intangible assets.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Land	$183,651	$168,065
Building and improvements	2,044,100	1,803,174
Furniture and equipment	13	15
	2,227,764	1,971,254
Accumulated depreciation	(235,157)	(164,783)
Total	$1,992,607	$1,806,471
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $72.0 million, $65.1 million and $48.7 million, respectively.

4. Business Combinations
For the year ended December 31, 2012, we have completed five new acquisitions and expanded one of our existing portfolios through the purchase of an additional medical office building. The aggregate purchase price for these acquisitions was $294.9 million in addition to closing costs attributable to these acquisitions of $3.0 million. Results of operations for these acquisitions are reflected in our consolidated statement of operations for the year ended December 31, 2012 for the period subsequent to the acquisition dates.
The aggregate purchase price of the 2012 acquisitions was allocated in the amounts set forth in the table below. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate in accordance with the guidance prescribed by ASC 805 (in thousands).

2012 Acquisitions	Total
Land	$13,479
Building and improvements	225,924
Below market leasehold interests	3,284
Above market leases	4,199
In place leases	27,136
Tenant relationships	22,100
Below market leases	(1,472)
Net assets acquired	294,650
Other liability	287
Aggregate purchase price	$294,937
The weighted average lives of the above acquired intangible assets and liabilities were 14.2 years and 7.6 years, respectively.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2011, we completed two new acquisitions and expanded two of our existing portfolios through the purchase of additional medical office buildings. The aggregate purchase price associated with these acquisitions was $68.3 million in addition to closing costs attributable to these acquisitions of $0.9 million. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate in accordance with the guidance prescribed by ASC 805 (in thousands).

2011 Acquisitions	Total
Land	$945
Building and improvements	54,072
Below market leasehold interests	603
Above market leases	209
In place leases	7,671
Tenant relationships	4,691
Below market leases	(149)
Above market debt	(76)
Net assets acquired	67,966
Other liability	348
Aggregate purchase price	$68,314
The weighted average lives of the above acquired intangible assets and liabilities were 8.3 years and 4.1 years, respectively.
The property acquisitions completed during the year ended December 31, 2012, were all cash transactions except for the Rush MOB as discussed in Note 5. No mortgage loans payable were assumed or put in place, and we acquired a 100% ownership interest in each property acquisition. See below for a brief description of each of the acquisitions.

•
On January 13, 2012, we completed the acquisition of the St. John Providence MOB, an on-campus medical office building located in Novi, Michigan for $51.3 million. The St. John Providence MOB is connected directly to the Providence Park Hospital via an enclosed walkway. Providence Park Hospital is part of Ascension Health Systems (Moody’s Investors Service rated Aa1).

•
On January 31, 2012, we completed the acquisition of an additional medical office building on the Camp Creek campus in Atlanta, Georgia for $8.9 million. This is our third building in our Camp Creek portfolio; the other two buildings comprising this portfolio were purchased by us in the second quarter of 2010.

•
On March 1, 2012, we completed the acquisition of the Penn Avenue Place in Pittsburgh, Pennsylvania for a purchase price of $54.0 million. Penn Avenue Place is an eight story, healthcare integrated building which was completely renovated in 1997. The building is anchored by Highmark, Inc. (Standard & Poor’s Rating Service rated A) which renewed its lease for an additional 10-year term beginning on January 1, 2012.

•
On March 29, 2012, we completed the acquisition of the Steward Portfolio located in Boston, Massachusetts for a purchase price of $100.0 million. This portfolio consists of 12 medical office buildings located on the campuses of the Steward Health Care Network. This portfolio is 100% master leased on a triple-net basis by Steward Health Care System until 2024.

•
On August 14, 2012, we completed the acquisition of the Rush MOB located in Oak Park, Illinois for a purchase price of $54.0 million, after the borrower on our Rush mortgage receivable exercised a put option on the collateral (Rush MOB). The Rush MOB is 100% master leased on a triple-net basis until 2019 to Rush University Medical Center (Moody’s Investor Service rated A2). The building is connected directly to the Rush Oak Park Hospital via an enclosed walkway.

•
On December 26, 2012, we completed the acquisition of the Forest Park Pavilion located in Dallas, Texas for a purchase price of $26.8 million. The Forest Park MOB is 100% leased and on the campus of the Forest Park Medical Center.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recorded the below revenues and net income (loss) for the year ended December 31, 2012 related to the 2012 acquisitions and for the year ended December 31, 2011 related to the 2011 acquisitions (in thousands):

	2012 Acquisitions	2011 Acquisitions
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Revenues	$26,717	$4,903
Net income (loss)	7,537	(215)
Supplementary Pro Forma Information (Unaudited)
The following pro forma consolidated results of operations for the years ended December 31, 2012 and 2011, assumes that all 2012 acquisitions occurred on January 1, 2011 and excludes $3.0 million acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Revenues	$308,684	$309,507
Net (loss) income attributable to controlling interest	(21,928)	6,736

Net (loss) income per share attributable to controlling interest - basic	$(0.10)	$0.03
Net (loss) income per share attributable to controlling interest - diluted	(0.10)	0.03
The following pro forma consolidated results of operations for the years ended December 31, 2011 and 2010, assumes that all 2011 acquisitions occurred on January 1, 2010 and excludes $0.9 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Revenues	$273,512	$204,265
Net income (loss) attributable to controlling interest	5,890	(7,821)

Net income (loss) per share attributable to controlling interest - basic	$0.03	$(0.05)
Net income (loss) per share attributable to controlling interest - diluted	0.03	(0.05)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

5. Real Estate Notes Receivable
Real estate notes receivable, net consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Real estate notes receivable	$20,000	$61,150
Add: notes receivable closing costs, net	—	324
Less: discount, net	—	(4,015)
Real estate notes receivable, net	$20,000	$57,459

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our notes receivable balance consisted of two borrowing groups. The first group consists of four promissory notes receivable secured by medical office buildings, with interest rates ranging from 10.85% per annum to 10.95% per annum. The weighted average effective interest rate based on the purchase price of the notes was 14.57% per annum as of December 31, 2012. The promissory notes were set to mature on May 1, 2012, but were extended by us to November 1, 2012 for an extension fee. In addition, on November 1, 2012, the promissory notes were again extended by us to May 1, 2013 for an additional extension fee. The second group consisted of one promissory note receivable secured by a medical office building. In June 2012, a put option to purchase the building was exercised by the borrower and we became the primary beneficiary of the building. On August 14, 2012, we completed the acquisition of the building and the net note receivable was included in the purchase price consideration. See Note 4, Business Combinations for further discussion.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of December 31, 2012, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments with respect to our notes receivable. We made no purchases or sales of real estate notes receivable during the year ended December 31, 2012.

6. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands, except weighted average remaining life):

	December 31,
	2012	2011
Assets:
In place leases	$174,615	$156,578
Above market leases	25,387	22,585
Tenant relationships	178,269	163,842
Below market leasehold interests	30,587	27,323
	408,858	370,328
Accumulated amortization	(125,924)	(97,938)
Total	$282,934	$272,390

Weighted average remaining life in years	15.9	16.3

Liabilities:
Below market leases	$12,823	$12,378
Above market leasehold interests	3,827	3,827
	16,650	16,205
Accumulated amortization	(5,341)	(4,373)
Total	$11,309	$11,832

Weighted average remaining life in years	19.5	20.6

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the net intangible amortization for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization recorded against rental income related to above or below market leases	$1,682	$1,983	$1,349
Rental expense related to above or below market leasehold interests	521	700	383
Amortization expense related to in place leases and tenant relationships	41,991	40,837	29,010
As of December 31, 2012, the amortization of intangible assets and liabilities for each of the next five years and thereafter is as follows (in thousands):

Year	Assets	Liabilities
2013	$38,213	$1,458
2014	34,823	1,061
2015	31,392	882
2016	28,037	719
2017	23,874	542
Thereafter	126,595	6,647
Total	$282,934	$11,309

7. Other Assets
Other assets consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred financing costs	$18,787	$13,183
Deferred leasing costs	13,867	9,927
Lease inducements	1,748	1,820
Deferred rent receivable (net of allowance)	39,095	29,627
Prepaid expenses, deposits and other	6,831	9,281
Tenant note receivable	3,287	—
	83,615	63,838
Accumulated amortization	(11,962)	(7,396)
Total	$71,653	$56,442
During 2012, we capitalized $6.4 million of deferred financing costs associated with the new unsecured credit agreement and term loan.
The tenant note receivable is for a loan to a tenant for building improvements. The interest rate is 9.0% per annum and beginning in October 2012, the note requires monthly principal and interest payments from the tenant through July 2027. As of December 31, 2012, this tenant’s note is current and we have not provided for any allowance for losses, and we have had no impairment with respect to this note.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amortization of other assets for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization expense related to deferred leasing costs	$1,868	$1,139	$720
Interest expense related to deferred financing costs	3,915	3,628	2,195
Amortization recorded against rental income related to lease inducements	339	235	248
As of December 31, 2012, the amortization of deferred leasing costs, deferred financing costs, and lease inducements for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2013	$5,826
2014	4,924
2015	4,519
2016	2,596
2017	1,564
Thereafter	3,011
Total	$22,440

8. Debt
Debt consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Unsecured revolving credit facility	$72,000	$—
Unsecured term loans	455,000	—
Fixed rate mortgages	382,456	461,248
Variable rate mortgages	—	49,810
Secured real estate term loan	125,500	125,500
	1,034,956	636,558
Add: net premium	2,403	2,591
Total	$1,037,359	$639,149
$875.0 million Unsecured Credit Agreement
On March 29, 2012, we entered into a $875.0 million unsecured credit agreement to obtain a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. The $875.0 million unsecured credit agreement matures in March 2016 and includes a one year extension option, subject to certain conditions. The $875.0 million unsecured credit agreement replaced the former $575.0 million unsecured credit agreement that would have matured in May 2014.
The actual amount of credit available under the $875.0 million unsecured credit agreement is a function of certain loan-to-value and debt service coverage ratios. The maximum principal amount may be increased, subject to such additional financing being offered and provided by existing lenders or new lenders.
Borrowings under the $575.0 million unsecured revolving credit facility accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% based on our operating partnership’s credit rating. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% on the aggregate commitments under the $575.0 million unsecured revolving credit facility. As of December 31, 2012, the margin associated with borrowings was 1.55% and the facility fee was 0.35%. As of December 31, 2012, $72.0 million was outstanding and the interest rate was 2.14% per annum.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Borrowings under the $300.0 million unsecured term loan accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership’s credit rating. The margin associated with borrowings as of December 31, 2012 was 1.85%.
On March 29, 2012, we entered into a $200.0 million interest rate swap that matures on March 29, 2017, and on May 21, 2012, we entered into a $100.0 million interest rate swap that matures on June 15, 2016. These swaps fix the interest rate on our $300.0 million unsecured term loan at 2.95% per annum.
Former $575.0 million Unsecured Credit Agreement
During the three months ended March 31, 2012, we had draws of $182.0 million in order to fund acquisitions which we repaid in March 2012. Our former $575.0 million unsecured credit agreement was terminated in conjunction with the execution of the $875.0 million unsecured credit agreement.
$155.0 million Unsecured Term Loan
On July 20, 2012, we entered into a $155.0 million unsecured term loan that matures in July 2019. The per annum interest rate is equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership’s credit rating. The margin associated with the borrowings as of December 31, 2012 was 2.00%.
On June 4, 2012, we entered into a $50.0 million interest rate swap that matures on July 17, 2019, and on November 1, 2012, we entered into a $105.0 million interest rate swap that matures on July 17, 2019. These swaps fix the interest rate on our $155.0 million unsecured term loan at 3.29% per annum.
Fixed and Variable Rate Mortgages
As of December 31, 2012, we had fixed rate mortgages with interest rates ranging from 4.90% to 12.75% per annum and a weighted average interest rate of 5.92% per annum.
Secured Real Estate Term Loan
On February 1, 2011, we entered into a $125.5 million secured real estate term loan, or the secured real estate term loan. The secured real estate term loan matures on December 31, 2013 and includes two 12-month extension options, subject to the satisfaction of certain conditions. The per annum interest rate is equal to one-month LIBOR plus 2.35%, which equated to 2.57% per annum as of December 31, 2012. The secured real estate term loan is secured by 25 buildings within 12 property portfolios in 13 states. Our operating partnership has guaranteed 25% of the principal balance (or $31.4 million) and 100% of the interest.
On November 3, 2010, we entered into a $75.0 million interest rate swap that matures on December 31, 2013. After giving effect to the impact of the interest rate swap, which fixes the rate at 3.42% per annum on $75.0 million of the secured real estate term loan, the weighted average interest rate is 3.08% per annum as of December 31, 2012.
Future Debt Maturities
As of December 31, 2012, the principal payments due on our debt for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2013	$156,906
2014	6,392
2015	72,625
2016	476,696
2017	99,963
Thereafter	222,374
Total	$1,034,956
The above scheduled debt maturities does not include the available extensions as discussed above.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are required by the terms of the applicable credit agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. The credit agreements also impose a number of financial covenants on us and our operating partnership, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of December 31, 2012, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain credit agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making distributions to our stockholders in the event we are in default, except to the extent necessary for us to maintain our REIT status.

9. Derivative Financial Instruments
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
As of December 31, 2012 and 2011, none of our derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the hedge accounting requirements of ASC 815.
The following table lists the derivative financial instruments held by us as of December 31, 2012 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$17,304	LIBOR	3.79%	$(459)	Swap	9/28/2013
75,000	LIBOR	1.07	(659)	Swap	12/31/2013
200,000	LIBOR	1.23	(5,180)	Swap	3/29/2017
100,000	LIBOR	0.86	(1,310)	Swap	6/15/2016
50,000	LIBOR	1.39	(909)	Swap	7/17/2019
105,000	LIBOR	1.24	(853)	Swap	7/17/2019
The following table lists the derivative financial instruments held by us as of December 31, 2011 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$16,578		LIBOR	3.79%	$(946)	Swap	9/28/2013
75,000		LIBOR	1.07	(846)	Swap	12/31/2013
9,330	(a)	LIBOR	2.00	89	Cap	12/31/2014
As of December 31, 2012 and 2011, the fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	n/a	n/a	n/a	n/a	Derivative financial instruments	$9,370	Derivative financial instruments	$1,792
Interest rate cap (a)	Other assets	$—	Other assets	$89	n/a	n/a	n/a	n/a

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(a) The associated mortgage loans were paid off in April and May 2012.
For the years ended December 31, 2012, 2011 and 2010, the derivative financial instruments had the following effect on our consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of (Loss) Gain Recognized	Year Ended December 31,
		2012	2011	2010
Interest rate swaps	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	$(7,578)	$(562)	$6,461
Interest rate cap	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	(89)	(294)	(507)
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2012, there have been no termination events or events of default related to the interest rate swaps.

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
Tax Status
During the first quarter of 2012, we entered into a closing agreement, or the Closing Agreement, with the Internal Revenue Service, or the IRS, pursuant to which (i) the IRS agreed not to challenge our dividends as preferential for our taxable years 2007, 2008, 2009, and 2010, and (ii) we paid a compliance fee in an immaterial amount to the IRS. In accordance with the terms of the Closing Agreement, any reimbursement to us for our payment of this compliance fee will be considered gross income. As a result of the Closing Agreement, we continue to qualify as a REIT and to satisfy our distribution requirements.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Redeemable Noncontrolling Interest of Limited Partners
As of December 31, 2012 and 2011, we owned an approximately 99.93% general partner interest in our operating partnership. As of December 31, 2012 and 2011, approximately 0.07% of our operating partnership was owned by individual investors that elected to exchange their partnership interests in the Fannin partnership that owns the 7900 Fannin Medical Office Building for limited partner units in our operating partnership. In connection with this transaction we acquired the majority interest in the Fannin partnership on June 30, 2010. In the aggregate, as of December 31, 2012, approximately 0.07% of the earnings of our operating partnership are allocated to the redeemable noncontrolling interest of limited partners.
Redeemable noncontrolling interests are accounted for in accordance with ASC 480 at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the redemption value from the purchase date to the earliest redemption date are accreted using the straight-line method. Additionally, as the noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity. The carrying amount was higher than the redemption value as of December 31, 2012. The redemption value is based on our stock price which is considered a Level 1 input. The following table lists the activity of the redeemable noncontrolling interests for the years ended December 31, 2012 and 2011 (in thousands):

Amount
Balance as of December 31, 2010	$3,867
Net income attributable to noncontrolling interests	52
Distributions	(134)
Balance as of December 31, 2011	3,785
Net income attributable to noncontrolling interests	56
Distributions	(277)
Balance as of December 31, 2012	$3,564

12. Stockholders’ Equity
Common Stock
On June 6, 2012, we listed our Class A common stock on the NYSE under the symbol “HTA”. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while Class A and Class B common stock are collectively referred to as our common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. The shares of our Class B-1 automatically converted into Class A on December 6, 2012 and our Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock after the market closes on June 6, 2013 and December 6, 2013, respectively. By December 6, 2013, all shares of our Class B common stock will have converted into our Class A common stock. Our Board of Directors may accelerate the dates on which our Class B common stock automatically converts to our Class A common stock. Shares of our Class A and Class B common stock participate in distributions equally.
Common Stock Offerings
On January 7, 2013, we commenced an at-the-market offering of our Class A common stock with an aggregate sales price of up to $250.0 million.
From September 20, 2006 to February 28, 2011, we completed two public offering of shares of our common stock for $10.00 per share. In aggregate, we received and accepted subscriptions in our initial and follow-on offering for 220,673,545 shares of our common stock, or $2.2 billion, excluding shares of our common stock issued under the DRIP.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Distribution Reinvestment Plan
We had a DRIP, whereby stockholders could have their distributions reinvested in our common stock at $9.50 per share. In connection with the Listing, we terminated the DRIP. For the years ended December 31, 2012, 2011 and 2010, $31.9 million, $75.9 million and $56.6 million, respectively, in distributions were reinvested and 3,362,473, 7,985,655 and 5,952,683 shares of our common stock, respectively, were issued under the DRIP.
Stock Repurchase Plan
We had a share repurchase plan whereby stockholders could sell their shares of our common stock to us in limited circumstances. In connection with the Listing, we terminated the share repurchase plan. For the year ended December 31, 2012, we repurchased 3,070,013 shares of our common stock, at an average price of $9.80 per share, for an aggregate amount of $30.1 million. For the year ended December 31, 2011, we repurchased 3,882,619 shares of our common stock, at an average price of $9.70 per share, for an aggregate amount of $37.7 million. For the year ended December 31, 2010, we repurchased 5,448,260 shares of our common stock, at an average price of $9.52 per share, for an aggregate amount of $51.9 million.
On August 6, 2012, our Board of Directors approved a new stock repurchase program to purchase up to $100.0 million of our Class A common stock from time to time prior to August 5, 2014. During the year ended December 31, 2012, we did not repurchase any Class A common shares and $100.0 million of repurchase capacity remained available under the program.
Long-Term Incentive Program
On May 16, 2012, our Board of Directors’ Compensation Committee approved a long-term incentive program, or LTIP, for the benefit of our executive officers, non-employee directors and other employees selected to participate in the program. Awards under the LTIP consist of Series C units in Healthcare Trust of America Holdings, LP, or our operating partnership, and are subject to the achievement of certain performance and market conditions in order to vest. These non-vested awards are entitled to certain distributions. Upon meeting certain conditions, the Series C units will be converted into common units of our operating partnership and may be converted into shares of our common stock in accordance with the Amended and Restated Limited Partnership Agreement. The Compensation Committee authorized 2,905,000 shares for grant and the contractual term is four years. As of December 31, 2012, there were 5,000 shares available for grant under the plan. ASC 718 establishes accounting and reporting standards for LTIP awards. With the assistance of our independent valuation specialists, we utilized a Monte Carlo simulation to calculate the grant date fair value of the awards using the following assumptions:

2012 Assumptions
Volatility	21.25% - 22.64%
Dividend yield	5.80%
Expected term in years	0.61 - 0.82
Risk-free rate	0.436% - 0.576%
Stock price (per share)	$9.92 - $9.97

For the year ended December 31, 2012, we recognized compensation expense of $10.4 million related to grants of LTIP awards, which was recorded in listing expense in our consolidated statements of operations. The cumulative expense related to the LTIP awards is presented as a noncontrolling interest in our consolidated balance sheets and statements of equity. As of December 31, 2012, there was $3.2 million of unrecognized expense that will be recognized over a remaining period of 0.19 years. The unrecognized expense does not include $4.5 million of expense associated with 450,000 shares that will only vest as a result of a change in control of the Company. We will not recognize any expense associated with these shares until such event occurs or is probable.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012, all of the LTIP shares remained unvested. The following is a summary of the status of the nonvested LTIP shares as of December 31, 2012 and December 31, 2011, respectively, and the changes for the year ended December 31, 2012, is presented below:

	LTIP Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	—	$—
Granted	2,900,000	6.25
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2012	2,900,000	$6.25
Amended and Restated 2006 Incentive Plan and 2006 Independent Directors Compensation Plan
Our Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards, including units in the operating partnership, and cash-based awards. The service period is generally three or four years. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 10,000,000. As of December 31, 2012, there were 8,412,000 shares available for grant under the Plan.
Prior to the Listing, we issued and/or redeemed each share of restricted common stock and restricted common stock units that had been granted under the Plan at $10.00 per share. Subsequent to the Listing, the fair value of each share of restricted common stock and restricted common stock units is the closing price of our common stock on the NYSE on the proceeding day. The weighted average fair value of restricted common stock and restricted common stock units granted during the years ended December 31, 2012, 2011 and 2010 was $9.98, $10.00 and $10.00, respectively. The fair value of restricted common stock and restricted common stock units for which the restriction lapsed during the years ended December 31, 2012, 2011 and 2010 was $8.7 million, $1.6 million and $0.9 million.
For the year ended December 31, 2012, we recognized compensation expense of $7.0 million, of which $0.8 million was recorded in general and administrative expenses, $4.7 million in listing expenses and $1.5 million in non-traded REIT expenses in our consolidated statements of operations. In connection with the Listing, previously issued restricted shares of certain executives and the Board of Directors were accelerated and became fully vested. For the year ended December 31, 2011, we recognized compensation expense of $3.2 million, which was recorded in non-traded REIT expense in our consolidated statements of operations. For the year ended December 31, 2010, we recognized compensation expense of $1.3 million, which was recorded in non-traded REIT expense in our consolidated statements of operations.
As of December 31, 2012, there was approximately $3.3 million of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock which will be recognized over a remaining weighted average period of 2.8 years.
A portion of our awards to our executives may be paid in cash in lieu of stock in accordance with the respective employment and award agreements. For the year ended December 31, 2012, 305,833 shares were settled in cash for $3.0 million. For the year ended December 31, 2011, 104,167 shares were settled in cash for $1.0 million. For the year ended December 31, 2010, 32,500 shares were settled in cash for $0.3 million. As of December 31, 2012, there are no outstanding cash shares.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the nonvested shares of restricted common stock and restricted common stock units as of December 31, 2012 and December 31, 2011, respectively, and the changes for the year ended December 31, 2012, is presented below:

	Restricted Common Stock/Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	616,500	$10.00
Granted	711,500	9.98
Vested	(875,000)	9.99
Forfeited	(76,500)	10.00
Balance as of December 31, 2012	376,500	$9.98

13. Fair Value of Financial Instruments
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
Financial Instruments Reported at Fair Value
Derivative Financial Instruments
Currently, we use interest rate swaps to manage interest rate risk associated with variable rate debt. The valuation of these instruments is determined by an independent valuation specialist using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and observable inputs. As such, we classify these inputs as Level 2. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Although we have determined that the majority of the inputs used to value our interest rate swaps and interest rate cap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swaps and interest rate cap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earnout Liability
The potential earnout liability was associated with a property that we purchased in the third quarter of 2010, which was subject to an earnout provision. Payment of the earnout was contingent on the future leasing and occupancy of the vacant space. The contingent liability was valued based on our judgment as to the probability of the predetermined formula obligating us to pay additional consideration to the seller over a 24 month period, which is Level 3 in the fair value hierarchy. During the year ended December 31, 2012, we paid the seller $0.3 million, which decreased the fair value of the potential liability to $2.2 million and the 24 month earnout period expired in August 2012. During the year ended December 31, 2011, there was no change in the fair value of the liability.
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(9,370)	$—	$(9,370)
Total liabilities at fair value	$—	$(9,370)	$—	$(9,370)
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy (in thousands):

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
Our accompanying consolidated balance sheets include the following financial instruments: real estate notes receivable (net), cash and cash equivalents, accounts and other receivables (net), restricted cash and escrow deposits, tenant note receivable, debt (net), and accounts payable and accrued liabilities.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We consider the carrying values of cash and cash equivalents, accounts and other receivables (net), restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2.
The fair value of the debt (net) is estimated using borrowing rates available to us with similar terms and maturities which is considered a Level 2 input. As of December 31, 2012, the fair value of the debt was $1,087.2 million compared to the carrying value of $1,037.4 million. As of December 31, 2011, the fair value of the debt was $687.9 million compared to the carrying value of $639.1 million.
The fair value of the notes receivable is estimated by discounting the expected cash flows on the notes at current rates at which management believes similar loans would be made which is considered a Level 2 input. As of December 31, 2012, due to the short term nature of these notes the fair value was $20.0 million and the carrying value was $20.0 million. As of December 31, 2011, the fair value of these notes was $64.0 million as compared to the carrying value of $57.5 million.
The fair value of the tenant note receivable is estimated by discounting the expected cash flows on the note at current rates at which management believes a similar loan would be made which is considered a Level 2 input. As of December 31, 2012, the fair value of the tenant note receivable was $3.3 million and the carrying value was $3.3 million.

14. Per Share Data
We report (losses) earnings per share pursuant to ASC 260, Earnings Per Share, or ASC 260. We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” in the computation of basic and diluted (loss) income per share pursuant to the two-class method as described in ASC 260. The resulting classes are our common stock, Series C units and restricted stock. For the years ended December 31, 2012, 2011 and 2010, all of our earnings were distributed and the calculated (losses) earnings per share amount would be the same for all classes.
Basic (losses) earnings per share attributable for each of the years ended December 31, 2012, 2011 and 2010 are computed by dividing net (loss) income by the weighted average number of shares of our common stock outstanding during the year. Diluted (losses) earnings per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. For the year ended December 31, 2012, approximately 156,000 shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following reconciliation is in thousands, except per share data:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net (loss) income	$(24,368)	$5,593	$(7,919)
Net (income) loss attributable to noncontrolling interests	(56)	(52)	16
Net (loss) income attributable to controlling interest	$(24,424)	$5,541	$(7,903)
Denominator:
Weighted average number of shares outstanding — basic	222,713	223,900	165,953
Dilutive shares	—	492	—
Weighted average number of shares outstanding — diluted	222,713	224,392	165,953
Basic (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest	$(0.11)	$0.02	$(0.05)
Diluted (losses) earnings per common share:
Net (loss) income per share attributable to controlling interest	$(0.11)	$0.02	$(0.05)

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest paid	$38,560	$38,288	$30,438
Income taxes paid	1,090	1,045	345

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$1,575	$5,448	$2,768
Note receivable included in the consideration for the acquisition of a building	37,264	—	—
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions of operating properties:
Debt, net	—	6,657	190,294
Net change in security deposits, prepaid rent and other liabilities	—	—	14,552
Issuance of operating partnership units in connection with Fannin acquisition	—	—	1,557
Financing Activities:
Issuance of common stock under the DRIP	$31,916	$75,864	$56,551
Distributions declared, but not paid, including common stock issued under the DRIP	30,959	14,120	12,317
Adjustment to redeemable noncontrolling interests	—	—	(275)

16. Tax Treatment of Distributions
The income tax treatment for stockholder distributions reportable for the years ended December 31, 2012, 2011 and 2010 was as follows (amounts in thousands):

	Year Ended December 31,
	2012		2011		2010
Ordinary income	$73,295	46.9%	$65,712	40.9%	$47,041	40.3%
Return of capital	82,870	53.1	94,952	59.1	69,686	59.7
Total	$156,165	100.0%	$160,664	100.0%	$116,727	100.0%

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2037 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2013	$228,236
2014	215,606
2015	201,224
2016	185,694
2017	164,542
Thereafter	749,786
Total	$1,745,088
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2012, 2011 and 2010, the amount of contingent rent earned by us was not significant.
Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 99 years, excluding extension options. Operating lease obligations include our corporate office location in Scottsdale, Arizona and our regional office in Charleston, South Carolina. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2013	$3,751
2014	3,772
2015	3,573
2016	3,377
2017	3,409
Thereafter	270,001
Total	$287,883
During the years ended December 31, 2012, 2011 and 2010, rental expense was $4.2 million, $3.6 million and $2.4 million, respectively. The amount of contingent rent and sublease rent was not significant.

18. Concentration of Credit Risk
For the years ended December 31, 2012, 2011, and 2010, none of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.
As of December 31, 2012, we had bank cash balances of $3.4 million in excess of Federal Deposit Insurance Corporation insured limits. Our concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Related Party Transactions
Transition: Self-Management
Prior to our transition to a self-managed company, we were externally advised pursuant to an advisory agreement with our former advisor that expired in September 2009. On October 18, 2010, we and our former advisor and certain of its affiliates entered into a redemption, termination and release agreement, or the Redemption Agreement. Pursuant to the Redemption Agreement, we purchased the limited partner interest, including all rights with respect to a subordinated distribution upon the occurrence of specified liquidity events and other rights held by our former advisor in our operating partnership, for $8.0 million, of which $7.3 million is reflected in our consolidated statement of operations for the year ended December 31, 2010. In addition, pursuant to the Redemption Agreement the parties resolved all monetary claims and other matters between them, and entered into certain mutual and other releases of the parties. We believe that the execution of the Redemption Agreement represented the final stage of our successful separation from our former advisor.
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

20. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements (in thousands, except per share data).

	Quarter Ended
2012	December 31	September 30	June 30	March 31
Revenues	$74,042	$78,098	$76,261	$71,243
Expenses	(63,985)	(66,873)	(77,820)	(60,544)
Income (loss) before other income (expense)	10,057	11,225	(1,559)	10,699
Other expense, net	(11,874)	(14,156)	(17,755)	(11,006)
Net loss	$(1,817)	$(2,931)	$(19,314)	$(307)
Less: net income attributable to noncontrolling interests	(19)	(21)	(8)	(8)
Net loss attributable to controlling interest	$(1,836)	$(2,952)	$(19,322)	$(315)
Net loss per share attributable to controlling interest - basic	$(0.01)	$(0.01)	$(0.08)	$0.00
Net loss per share attributable to controlling interest - diluted	$(0.01)	$(0.01)	$(0.08)	$0.00
Weighted average number of shares outstanding - basic	214,412	218,264	229,436	228,881
Weighted average number of shares outstanding - diluted	214,412	218,264	229,436	228,881

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended
2011	December 31	September 30	June 30	March 31
Revenues	$65,532	$69,940	$68,074	$70,892
Expenses	(53,801)	(58,807)	(55,541)	(58,978)
Income before other income (expense)	11,731	11,133	12,533	11,914
Other expense, net	(9,724)	(10,899)	(11,371)	(9,724)
Net income	$2,007	$234	$1,162	$2,190
Less: net (income) loss attributable to noncontrolling interests	(12)	(9)	9	(40)
Net income attributable to controlling interest	$1,995	$225	$1,171	$2,150
Net income per share attributable to controlling interest - basic	$0.00	$0.00	$0.01	$0.01
Net income per share attributable to controlling interest - diluted	$0.00	$0.00	$0.01	$0.01
Weighted average number of shares outstanding - basic	227,825	229,391	228,341	214,797
Weighted average number of shares outstanding - diluted	228,317	229,568	228,801	214,997

21. Subsequent Events
The significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report, that would have a material impact on the consolidated financial statements are summarized below.
Distributions
On January 4, 2013, we paid our quarterly cash distribution of $30.9 million to our Class A and B common stockholders of record on December 31, 2012.
On January 18, 2013, our Board of Directors authorized a quarterly cash distribution to be paid on April 4, 2013 to stockholders of record on March 29, 2013. This distribution of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A and B common stock.
Common Stock Offering
On January 7, 2013, we commenced an at-the-market offering of our Class A common stock with an aggregate sales price of up to $250.0 million.

HEALTHCARE TRUST OF AMERICA, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
2010 - Allowance for doubtful accounts	$1,222	$1,022	$—	$(318)	$1,926
2011 - Allowance for doubtful accounts	1,926	1,447	—	(1,875)	1,498
2012 - Allowance for doubtful accounts	1,498	1,064	—	(394)	2,168

HEALTHCARE TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION

The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2012 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (b)	Accumulated Depreciation(d)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (e)
Southpointe Office Parke and Epler Parke (Medical Office)	Indianapolis, IN	$12,008	$3,746	$14,476	$758	$3,746	$15,234	$18,980	(3,185)	1991-2002	1/2007	39
Crawfordsville Medical Office Park and Athens Surgery Center (Medical Office)	Crawfordsville, IN	4,158	699	5,474	150	699	5,624	6,323	(1,151)	1998-2000	1/2007	39
The Gallery Professional Building (Medical Office)	St. Paul, MN	5,873	1,157	5,009	3,188	1,157	8,197	9,354	(2,115)	1979	3/2007	39
Lenox Office Park, Building G (Office)	Memphis, TN	11,735	1,670	13,626	(853)	1,670	12,773	14,443	(2,300)	2000	3/2007	39
Commons V Medical Office Building (Medical Office)	Naples, FL	9,376	4,173	9,070	178	4,173	9,248	13,421	(1,567)	1991	4/2007	39
Yorktown Medical Center and Shakerag Medical Center (Medical Office)	Peachtree City and Fayetteville, GA	13,091	3,545	15,792	2,622	3,545	18,414	21,959	(3,506)	1987-1994	5/2007	39
Thunderbird Medical Plaza (Medical Office)	Glendale, AZ	13,357	3,842	19,680	3,253	3,842	22,933	26,775	(4,676)	1975-1987	5/2007	39
Triumph Hospital Northwest and Triumph Hospital Southwest (Healthcare Related Facility)	Houston and Sugarland, TX	—	3,047	28,550	238	3,047	28,788	31,835	(6,443)	1986-1989	6/2007	39
Gwinnett Professional Center (Medical Office)	Lawrenceville, GA	5,200	1,290	7,246	1,090	1,290	8,336	9,626	(1,610)	1985	7/2007	39
1 and 4 Market Exchange (Medical Office)	Columbus, OH	10,093	2,326	17,208	1,165	2,326	18,373	20,699	(2,664)	2001-2003	8/2007	39
Kokomo Medical Office Park (Medical Office)	Kokomo, IN	8,147	1,779	9,613	358	1,779	9,971	11,750	(2,096)	1992-2003	8/2007	39
St. Mary Physicians Center (Medical Office)	Long Beach, CA	—	1,815	10,242	212	1,815	10,454	12,269	(1,512)	1992	9/2007	39
2750 Monroe Boulevard (Office)	Valley Forge, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(4,228)	1985	9/2007	39
East Florida Senior Care Portfolio (Healthcare Related Facility)	Jacksonville, Winter Park and Sunrise, FL	—	10,078	34,870	1	10,078	34,871	44,949	(8,449)	1985-1989	9/2007	39
Northmeadow Medical Center (Medical Office)	Roswell, GA	—	1,245	9,109	148	1,245	9,257	10,502	(1,817)	1999	11/2007	39
Tucson Medical Office Portfolio (Medical Office)	Tucson, AZ	—	1,309	17,574	686	1,309	18,260	19,569	(3,350)	1970-1994	11/2007	39
Lima Medical Office Portfolio (Medical Office)	Lima, OH	—	701	19,052	780	701	19,832	20,533	(3,654)	1920-2004	12/2007	39
Highlands Ranch Park Plaza (Medical Office)	Highlands Ranch, CO	8,114	2,240	10,426	1,370	2,240	11,796	14,036	(2,325)	1983-1985	12/2007	39
Park Place Office Park (Medical Office)	Dayton, OH	—	1,987	11,341	1,182	1,987	12,523	14,510	(2,710)	1987-2002	12/2007	39

HEALTHCARE TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (b)	Accumulated Depreciation(d)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (e)
Chesterfield Rehabilitation Center (Medical Office)	Chesterfield, MO	—	4,212	27,901	770	4,313	28,570	32,883	(4,112)	2007	12/2007	39
Medical Portfolio 1 (Medical Office)	Overland, KS and Largo, Brandon, and Lakeland, FL	21,439	4,206	28,373	2,244	4,206	30,617	34,823	(5,493)	1978-1997	2/2008	39
Fort Road Medical Building (Medical Office)	St. Paul, MN	—	1,571	5,786	421	1,571	6,207	7,778	(1,004)	1981	3/2008	39
Liberty Falls Medical Plaza (Medical Office)	Township, OH	—	842	5,640	624	842	6,264	7,106	(1,258)	2008	3/2008	39
Cypress Station Medical Office Building (Medical Office)	Houston, TX	—	1,345	8,312	634	1,345	8,946	10,291	(1,559)	1981-2006	3/2008	39
Vista Professional Center (Medical Office)	Lakeland, FL	—	1,082	3,588	96	1,082	3,684	4,766	(772)	1996-1998	3/2008	39
Senior Care Portfolio 1 (Healthcare Related Facility)	Arlington, Galveston, Port Arthur and Texas City, TX and Lomita and El Monte, CA	—	4,871	30,002	—	4,871	30,002	34,873	(4,419)	1959-1994	Various	39
Amarillo Hospital (Healthcare Related Facility)	Amarillo, TX	—	1,110	17,688	5	1,110	17,693	18,803	(2,322)	2007	5/2008	39
5995 Plaza Drive (Office)	Cypress, CA	14,644	5,109	17,961	342	5,109	18,303	23,412	(3,022)	1986	5/2008	39
Nutfield Professional Center (Medical Office)	Derry, NH	9,169	1,075	10,320	420	1,075	10,740	11,815	(1,389)	1963-1996	6/2008	39
SouthCrest Medical Plaza (Medical Office)	Stockbridge, GA	10,917	4,259	14,636	261	4,259	14,897	19,156	(2,918)	2005-2006	6/2008	39
Medical Portfolio 3 (Medical Office)	Indianapolis, IN	—	9,355	70,259	8,947	9,355	79,206	88,561	(15,646)	1988-1996	6/2008	39
Academy Medical Center (Medical Office)	Tucson, AZ	3,166	1,193	6,106	1,154	1,193	7,260	8,453	(1,384)	1975-1985	6/2008	39
Decatur Medical Plaza (Medical Office)	Decatur, GA	—	3,166	6,862	348	3,166	7,210	10,376	(1,142)	1976	6/2008	39
Medical Portfolio 2 (Medical Office)	O’Fallon and St. Louis, MO and Keller and Wichita Falls, TX	24,609	5,360	33,506	787	5,360	34,293	39,653	(5,768)	1957-2006	Various	39
Renaissance Medical Centre (Medical Office)	Bountiful, UT	18,989	3,701	24,442	173	3,701	24,615	28,316	(2,988)	2004	6/2008	39
Oklahoma City Medical Portfolio (Medical Office)	Oklahoma City, OK	—	—	25,976	1,945	—	27,921	27,921	(3,950)	1991-2007	9/2008	39
Medical Portfolio 4 (Medical Office)	Phoenix, AZ, Parma and Jefferson West, OH, and Waxahachie, Greenville, and Cedar Hill, TX	7,508	2,632	38,652	2,274	2,632	40,926	43,558	(6,063)	1972-2007	Various	39
Mountain Empire Portfolio (Medical Office)	Kingsport and Bristol, TN and Pennington Gap and Norton, VA	—	804	20,149	1,004	804	21,153	21,957	(4,286)	1976-2007	9/2008	39
Mountain Plains — TX (Medical Office)	San Antonio and Webster, TX	—	1,248	34,857	141	1,248	34,998	36,246	(4,695)	1998-2006	12/2008	39
Marietta Health Park (Medical Office)	Marietta, GA	7,200	1,276	12,197	415	1,276	12,612	13,888	(2,000)	2000	12/2008	39
Wisconsin Medical Portfolio 1	Milwaukee, WI	—	1,980	26,032	—	1,980	26,032	28,012	(4,533)	1964-2007	2/2009	39
Wisconsin Medical Portfolio 2	Franklin, WI	9,704	1,574	31,655	—	1,574	31,655	33,229	(4,542)	2001-2004	5/2009	39
Greenville Hospital Portfolio	Greenville, SC	69,370	3,952	135,776	1,642	3,949	137,421	141,370	(13,182)	1974-2009	9/2009	39

HEALTHCARE TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (b)	Accumulated Depreciation(d)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (e)
Mary Black Medical Office Building	Spartanburg, SC	—	—	12,523	(3)	—	12,520	12,520	(1,433)	2006	12/2009	39
Hampden Place Medical Office Building	Englewood, CO	—	3,032	12,553	(78)	3,032	12,475	15,507	(1,380)	2004	12/2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(1,805)	2007	12/2009	39
Smyth Professional Building	Baltimore, MD	—	—	7,760	31	—	7,791	7,791	(926)	1984	12/2009	39
Atlee Medical Portfolio	Coriscana, TX and Ft. Wayne, IN and San Angelo, TX	—	—	17,267	—	—	17,267	17,267	(1,765)	2007-2008	12/2009	39
Denton Medical Rehabilitation Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(1,207)	2008	12/2009	39
Banner Sun City Medical Portfolio	Sun City, AZ and Sun City West, AZ	—	744	70,035	2,841	744	72,876	73,620	(10,729)	1971-2004	12/2009	39
Camp Creek	Atlanta, GA	—	2,022	12,965	(195)	2,022	12,770	14,792	(1,701)	2006	3/2010	39
King Street	Jacksonville, GA	5,927	—	7,232	(70)	—	7,162	7,162	(631)	2007	3/2010	39
Deaconess Evansville Clinic Portfolio	Evansville, IN	20,519	2,109	36,180	46	2,109	36,226	38,335	(3,566)	1952-2006	3/2010	39
Sugar Land II Medical Office Building	Sugar Land, TX	—	—	9,648	85	—	9,733	9,733	(1,182)	1999	3/2010	39
East Cooper Medical Center	Mount Pleasant, SC	—	2,073	5,939	110	2,073	6,049	8,122	(743)	1992	3/2010	39
Pearland Medical Portfolio	Pearland, TX	—	1,602	7,017	69	1,602	7,086	8,688	(925)	2003-2007	3/2010	39
Hilton Head Medical Portfolio	Hilton Head Island, SC	—	1,333	7,463	(1)	1,333	7,462	8,795	(704)	1996-2010	3/2010	39
NIH @ Triad Technology Center	Baltimore, MD	11,630	—	26,548	—	—	26,548	26,548	(2,005)	1989	3/2010	39
Federal North Medical Office Building	Pittsburgh, PA	—	2,489	30,268	54	2,489	30,322	32,811	(2,373)	1999	4/2010	39
Balfour Concord Portfolio	Denton,TX and Lewisville,TX	—	452	11,384	—	452	11,384	11,836	(990)	2000	6/2010	39
Cannon Park Place	Charleston, SC	—	425	8,651	12	425	8,663	9,088	(630)	1998	6/2010	39
7900 Fannin	Houston, TX	22,152	—	34,764	100	—	34,864	34,864	(2,545)	2005	6/2010	39
Overlook at Eagle’s Landing	Stockbridge, GA	5,237	638	6,685	34	638	6,719	7,357	(607)	2004	7/2010	39
Sierra Vista Medical Office Building	San Luis Obispo, CA	—	—	11,900	1,468	—	13,368	13,368	(1,036)	2009	8/2010	39
Orlando Medical Portfolio	Orlando, FL	—	—	14,226	520	—	14,746	14,746	(1,188)	1998-2000	9/2010	39
Santa Fe Medical Portfolio	Sante Fe, NM	3,421	1,539	11,716	29	1,539	11,745	13,284	(928)	1978-2010	9/2010	39
Rendina Medical Portfolio	Las Vegas, NV and Poughkeepsie, NY and St. Louis, MO and Tucson, AZ and Wellington, FL	18,280	—	68,488	1,610	—	70,098	70,098	(4,850)	2006-2008	9/2010	39
Allegheny HQ Building	Pittsburgh, PA	25,694	1,514	32,368	356	1,514	32,724	34,238	(2,157)	2002	10/2010	39
Raleigh Medical Center	Raleigh, NC	—	1,281	12,530	820	1,281	13,350	14,631	(1,064)	1989	11/2010	39
Columbia Medical Portfolio	Albany, NY, and Latham, NY, and Temple Terrace, FL, Carmel NY, and N. Adams, MA	70,732	9,567	160,696	764	9,567	161,460	171,027	(10,720)	1964-2007	11/2010	39

HEALTHCARE TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (b)	Accumulated Depreciation(d)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (e)
Florida Orthopedic ASC	Temple Terrace, FL	—	752	4,211	—	752	4,211	4,963	(322)	2001	12/2010	39
Select Medical LTACH	Augusta, GA and Dallas, TX and Orlando, FL, and Tallahassee, FL	—	12,719	76,186	—	12,719	76,186	88,905	(4,764)	2006-2007	12/2010	39
Phoenix MOB Portfolio	Phoenix, AZ	26,497	1,058	31,865	1,196	1,058	33,061	34,119	(2,585)	1989-2004	12/2010	39
Medical Park of Cary	Cary, NC	—	2,931	19,855	373	2,931	20,228	23,159	(1,641)	1996	12/2010	39
Holston Medical Portfolio	Bristol, TN	—	492	16,374	81	492	16,455	16,947	(1,215)	1983	3/2011	38
Desert Ridge Portfolio	Phoenix, AZ	—	—	27,738	120	—	27,858	27,858	(1,159)	2004-2006	10/2011	39
St. John Providence Medical Office Building	Novi, MI	—	—	42,371	—	—	42,371	42,371	(1,642)	2007	1/2012	39
Camp Creek III	Atlanta, GA	—	939	6,723	—	939	6,723	7,662	(233)	2010	1/2012	39
Penn Avenue	Pittsburgh, PA	—	1,774	38,921	34	1,774	38,955	40,729	(1,158)	1907	3/2012	39
Steward Medical Portfolio	Boston, MA	—	—	88,208	359	2,106	86,461	88,567	(2,292)	1930-2011	3/2012	31
Rush LLC	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(551)	2000	8/2012	38
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	—	9,670	11,152	20,822	—	2010	12/2012	39

Total		$507,956	$181,447	$1,988,956	$57,361	$183,651	$2,044,113	$2,227,764	$(235,157)

(a) The cost capitalized subsequent to acquisition is net of dispositions.
(b) The changes in total real estate for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance as of the beginning of the year	$1,971,254	$1,902,586	$1,206,478
Acquisitions	239,403	55,017	683,055
Additions	18,761	19,157	13,358
Dispositions	(1,654)	(5,506)	(305)
Balance as of the end of the year	$2,227,764	$1,971,254	$1,902,586

(c)	The aggregate cost of our real estate for federal income tax purposes was $2.6 billion.

(d)	The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance as of the beginning of the year	$164,783	$105,123	$56,689
Additions	72,028	65,158	48,737
Dispositions	(1,654)	(5,498)	(303)
Balance as of the end of the year	$235,157	$164,783	$105,123

(e) Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS

The following is a summary of our mortgage loans receivable as of December 31, 2012 (in thousands):

Mortgage Loans	Description	Security	Interest Rate		Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	10.95%	(1)	5/1/2013	(3)	$7,500	$7,500
MacNeal Hospital Medical Office Building Berwyn, Illinois	Medical Office Building	Property	10.95	(1)	5/1/2013	(3)	7,500	7,500
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	10.85	(2)	5/1/2013	(3)	3,750	3,750
St. Luke’s Medical Office Building Phoenix, Arizona	Medical Office Building	Property	10.85	(2)	5/1/2013	(3)	1,250	1,250
Total							$20,000	$20,000
_______________________________________

(1)	The effective interest rate based on the purchase price of these notes is 14.60% as of December 31, 2012.

(2)	The effective interest rate based on the purchase price of these notes is 14.47% as of December 31, 2012.

(3)	Interest only, with principal due on maturity.
The following shows changes in the carrying amounts of mortgage loans receivable during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance as of the beginning of the year	$57,459	$57,091	$54,763
Additions:
Amortization of discount and capitalized loan costs, net	—	368	2,328
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	(37,264)	—	—
Write-off of capitalized closing costs	(195)	—	—
Balance as of the end of the year	$20,000	$57,459	$57,091

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRUST OF AMERICA, INC.
(Registrant)

By	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman (Principal Executive Officer)
Scott D. Peters
Date	March 1, 2013

By	/s/ Kellie S. Pruitt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kellie S. Pruitt
Date	March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman (Principal Executive Officer)
Scott D. Peters
Date	March 1, 2013

By	/s/ Kellie S. Pruitt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kellie S. Pruitt
Date	March 1, 2013

By	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date	March 1, 2013

By	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date	March 1, 2013

By	/s/ Warren D. Fix	Director
Warren D. Fix
Date	March 1, 2013

By	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date	March 1, 2013

By	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date	March 1, 2013

EXHIBIT INDEX
Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of Grubb & Ellis Company on December 7, 2007, NNN Healthcare/Office REIT, Inc., NNN Healthcare/Office REIT Holdings, L.P., NNN Healthcare/Office REIT Advisor, LLC and NNN Healthcare/Office Management, LLC changed their names to Grubb & Ellis Healthcare REIT, Inc., Grubb & Ellis Healthcare REIT Holdings, LP, Grubb & Ellis Healthcare REIT Advisor, LLC, and Grubb & Ellis Healthcare Management, LLC, respectively.
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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Fourth Articles of Amendment and Restatement (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).
3.2
Bylaws of NNN Healthcare/Office REIT, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (Commission File. No. 333-133652) filed on April 28, 2006 and incorporated herein by reference).

3.3
Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective April 21, 2009 (included as Exhibit 3.4 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-133652) filed on April 21, 2009.

3.4
Amendment to the Bylaws of Grubb & Ellis Healthcare REIT, Inc., effective January 1, 2011 (included as Exhibit 3.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).

3.5
Amended and Restated Bylaws of Healthcare Trust of America, Inc., effective December 19, 2012 (included as Exhibit 3.1 to our Current Report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

4.1
Healthcare Trust of America, Inc. Share Repurchase Plan, effective August 25, 2008 (included as Exhibit C to our Post-Effective Amendment No. 14 to the Form S-11 filed on October 23, 2009 and incorporated herein by reference).

4.2
Healthcare Trust of America, Inc. Distribution Reinvestment Plan, effective September 20, 2006 (included as Exhibit B to our Post-Effective Amendment No. 14 to the Form S-11 filed on October 23, 2009 and incorporated herein by reference).

10.1
Agreement of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference).

10.2
Amendment No. 1 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 19, 2008 and incorporated herein by reference).

10.3
Amendment No. 2 to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP by Healthcare Trust of America, Inc. (formerly known as Grubb & Ellis Healthcare REIT, Inc.) dated as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).

10.4†
NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Registration Statement on Form S-11 (Commission File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference).

10.5†
Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to Amendment No. 6 to our Registration Statement on Form S-11 (Commission File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference).

10.6†
Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Directors’ Compensation Plan, effective January 1, 2009 (included as Exhibit 10.68 in our Annual Report on Form 10-K filed March 27, 2009 and incorporated herein by reference).

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

10.9†
Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters, effective as of July 1, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference).

10.10†
Amendment to Employment Agreement with Scott D. Peters, effective as of May 20, 2010 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference).

10.11†
Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Mark Engstrom, effective as of July 1, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference).

10.12†
Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Kellie S. Pruitt effective as of July 1, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference).

10.13
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).

10.14
Form of Indemnification Agreement executed by Kellie S. Pruitt and Mark D. Engstrom (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).

10.15
Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference).

10.16
First Amendment to Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated August 14, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 20, 2009 and incorporated herein by reference).

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

10.19
Fourth Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA — Greenville, LLC, dated September 4, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 11, 2009 and incorporated herein by reference).

10.20
Future Development Agreement by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009 and incorporated herein by reference).

10.21
Right of First Opportunity by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009 and incorporated herein by reference).

10.22
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA NAH GROUP, LLC and HTA — NORTHERN BERKSHIRE, LLC (included as Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.23
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA 90 ASSOCIATES, LLC and HTA — REGION HEALTH, LLC (included as Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.24
Purchase and Sale Agreement dated October 26, 2010 by and between WASHINGTON AVE. CAMPUS, LLC and HTA — 1223 WASHINGTON, LLC (included as Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.25
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA TEMPLE TERRACE, LLC and HTA — 13020 TELECOM, LLC (included as Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.26
Purchase and Sale Agreement dated October 26, 2010 by and between PATROON CREEK BLVD, LLC and HTA — PATROON CREEK, LLC (included as Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.27
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA PHC GROUP, LLC and HTA — PUTNAM CENTER, LLC (included as Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.28
Purchase and Sale Agreement dated October 26, 2010 by and between PINSTRIPES, LLC and HTA — 1092 MADISON, LLC (included as Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.29
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA WASHINGTON VENTURES, LLC and HTA — WASHINGTON MEDICAL ARTS I, LLC (included as Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.30
Purchase and Sale Agreement dated October 26, 2010 by and between 1375 ASSOCIATES, LLC, ERLY REALTY DEVELOPMENT, INC, and HTA — WASHINGTON MEDICAL ARTS II, LLC (included as Exhibit 10.15 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.31
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

10.32
Guaranty by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender dated March 29, 2012 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2012 and incorporate herein by reference).

10.33
Leasehold Purchase and Sale Agreement is made and entered into as of March 9, 2012, by and between Steward Health Care System LLC and Healthcare Trust of America, Inc. (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed May 15, 2012 and incorporated herein by reference).

10.34†
Employment Agreement between Healthcare Trust of America, Inc. and Amanda Houghton effective as of March 24, 2011 (included as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed May 15, 2012 and incorporated herein by reference).

10.35
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

10.36†	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.37†	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.38†	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.39†
Amendment to Employment Agreement with Scott D. Peters, effective as of May 16, 2012 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

10.40†
Amendment to Employment Agreement with Kellie S. Pruitt, effective as of May16, 2012 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

10.41†
Amendment to Employment Agreement with Mark D. Engstrom, effective as of May 16, 2012 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

10.42
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the Lenders Party Hereto, dated July 20, 2012 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.43
Guaranty by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent dated July 20, 2012 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.44
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference).

10.45*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Scott D. Peters, effective January 1, 2013.
10.46*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Kellie S. Pruitt, effective January 1, 2013.
10.47*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Mark Engstrom, effective January 1, 2013.
10.48*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda Houghton, effective January 1, 2013.
10.49*	Form of Indemnification Agreement executed by Amanda Houghton.
10.50*	Form of Indemnification Agreement executed by Robert Milligan.
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Healthcare Trust of America, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.