Form 10-Q
period 2013-03-31
HEALTHCARE TRUST OF AMERICA, INC.
filed 2013-05-08
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
 _________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 3, 2013, there were 111,424,429 shares of Class A common stock and 114,566,254 shares of Class B common stock of Healthcare Trust of America, Inc. outstanding.

HEALTHCARE TRUST OF AMERICA, INC.
(A Maryland Corporation)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$181,881	$183,651
Building and improvements	2,094,322	2,044,113
Lease intangibles	365,758	352,884
Property held for sale, net	21,138	—
	2,663,099	2,580,648
Accumulated depreciation and amortization	(368,460)	(349,118)
Real estate investments, net	2,294,639	2,231,530
Real estate notes receivable	20,000	20,000
Cash and cash equivalents	120,958	15,956
Restricted cash and escrow deposits	17,479	17,623
Receivables and other assets, net	93,134	84,970
Other intangibles, net	43,069	44,011
Non-real estate assets of property held for sale, net	925	—
Total assets	$2,590,204	$2,414,090
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,135,693	$1,037,359
Accounts payable and accrued liabilities	66,929	63,443
Derivative financial instruments - interest rate swaps	6,569	9,370
Security deposits, prepaid rent and other liabilities	24,237	24,450
Intangible liabilities, net	11,211	11,309
Total liabilities	1,244,639	1,145,931
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	1,909	3,564
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 800,000,000 and 700,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 109,724,429 and 100,086,387 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,097	1,001
Class B common stock, $0.01 par value; 200,000,000 and 300,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 114,566,254 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1,146	1,146
Additional paid-in capital	1,991,217	1,885,836
Cumulative dividends in excess of earnings	(664,607)	(633,717)
Total stockholders’ equity	1,328,853	1,254,266
Noncontrolling interest	14,803	10,329
Total equity	1,343,656	1,264,595
Total liabilities and equity	$2,590,204	$2,414,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$75,807	$69,368
Interest income from mortgage notes receivable and other income	620	1,308
Total revenues	76,427	70,676
Expenses:
Rental	23,904	22,628
General and administrative	6,448	6,007
Non-traded REIT	—	2,143
Acquisition-related	1,025	2,321
Depreciation and amortization	28,390	27,128
Listing	4,405	—
Total expenses	64,172	60,227
Income before other income (expense)	12,255	10,449
Other income (expense):
Interest expense:
Interest related to debt	(11,157)	(10,106)
Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	241	(800)
Other income	8	27
Income (loss) from continuing operations	1,347	(430)
Income from discontinued operations	37	123
Net income (loss)	$1,384	$(307)
Net income attributable to noncontrolling interests	(33)	(8)
Net income (loss) attributable to controlling interest	$1,351	$(315)
Earnings (losses) per share attributable to controlling interest - basic:
Continuing operations	$0.01	$0.00
Discontinued operations	0.00	0.00
Net income (loss)	$0.01	$0.00
Earnings (losses) per share attributable to controlling interest - diluted:
Continuing operations	$0.01	$0.00
Discontinued operations	0.00	0.00
Net income (loss)	$0.01	$0.00
Weighted average number of shares outstanding:
Basic	217,103	228,881
Diluted	218,904	228,881
Distributions declared per common share	$0.14	$0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued			Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock	Class A	Class B
Balance as of December 31, 2011	228,491	—	—	$2,284	$2,032,305	$(467,249)	$1,567,340	$—	$1,567,340
Issuance of restricted common stock	18	—	—	1	(1)	—	—	—	—
Share-based compensation expense	—	—	—	—	1,002	—	1,002	—	1,002
Issuance of common stock under the DRIP	2,016	—	—	20	19,128	—	19,148	—	19,148
Repurchase and cancellation of common stock	(1,011)	—	—	(10)	(9,906)	—	(9,916)	—	(9,916)
Distributions	—	—	—	—	—	(41,502)	(41,502)	—	(41,502)
Net loss attributable to controlling interest	—	—	—	—	—	(315)	(315)	—	(315)
Balance as of March 31, 2012	229,514	—	—	$2,295	$2,042,528	$(509,066)	$1,535,757	$—	$1,535,757

Balance as of December 31, 2012	—	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	—	9,308	—	93	104,465	—	104,558	—	104,558
Issuance of restricted common stock	—	358	—	4	(4)	—	—	—	—
Share-based compensation expense	—	—	—	—	1,191	—	1,191	3,132	4,323
Repurchase and cancellation of common stock	—	(27)	—	(1)	(271)	—	(272)	—	(272)
Distributions	—	—	—	—	—	(32,241)	(32,241)	(277)	(32,518)
Noncontrolling interests transfer	—	—	—	—	—	—	—	1,619	1,619
Net income attributable to controlling interest	—	—	—	—	—	1,351	1,351	—	1,351
Balance as of March 31, 2013	—	109,725	114,566	$2,243	$1,991,217	$(664,607)	$1,328,853	$14,803	$1,343,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,384	$(307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,564	26,716
Share-based compensation expense	4,323	1,002
Bad debt expense	(174)	225
Change in fair value of derivative financial instruments	(1,606)	508
Changes in operating assets and liabilities:
Receivables and other assets	(5,428)	(3,181)
Accounts payable and accrued liabilities	1,331	(1,956)
Security deposits, prepaid rent and other liabilities	(457)	3,098
Net cash provided by operating activities	27,937	26,105
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(88,529)	(213,900)
Capital expenditures	(3,739)	(6,695)
Restricted cash, escrow deposits and notes receivable	143	(1,209)
Real estate deposits paid	—	(2,810)
Real estate deposits used	—	3,800
Net cash used in investing activities	(92,125)	(220,814)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,558	—
Borrowings on unsecured revolving credit facility	103,000	182,000
Payments on unsecured revolving credit facility	(175,000)	(182,000)
Borrowings on unsecured term loans	—	200,000
Payments on secured real estate term loan and mortgage loans	(127,175)	(2,563)
Deferred financing costs	(2,179)	(4,777)
Derivative financial instrument termination payments	(1,195)	—
Security deposits	—	198
Proceeds from issuance of common stock, net	105,749	—
Repurchase and cancellation of common stock	(272)	(9,916)
Distributions	(30,856)	(22,246)
Payment on earnout liability	(92)	(328)
Distributions to noncontrolling interest of limited partners	(348)	(30)
Net cash provided by financing activities	169,190	160,338
Net change in cash and cash equivalents	105,002	(34,371)
Cash and cash equivalents - beginning of period	15,956	69,491
Cash and cash equivalents - end of period	$120,958	$35,120
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
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.7 billion through March 31, 2013. As of March 31, 2013, our portfolio consisted of 249 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a mortgage loan receivable secured by medical office buildings.
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol “HTA,” or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not currently listed on a national securities exchange. The shares of our Class B-1 common stock converted into shares of our Class A common stock on December 6, 2012 and our Class B-2 and B-3 common stock will convert to Class A common stock after the market closes on June 6, 2013 and December 6, 2013, respectively, unless our Board of Directors elects to convert some or all of the shares prior to those dates.
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
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, or the OP, the wholly-owned subsidiaries of our OP and any consolidated variable interest entities. We operate in an umbrella partnership REIT structure in which subsidiaries of our OP own all of the properties acquired on our behalf. Because we are the sole general partner of our OP and have sole control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our OP are consolidated. As of March 31, 2013 and December 31, 2012, we owned an approximately 99.20% and 99.93%, respectively, interest in our OP.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications
To better present our real estate related balances, we have chosen to break out the details of real estate investments (net) in our balance sheet as opposed to disclosing the details in a footnote. In addition, we have reclassified certain accounts, as further discussed below, in our previously issued balance sheet to conform to current period presentation. In place leases and tenant relationship intangibles are now included in real estate investments (net) as lease intangibles. In addition, accounts and other receivables (net) have been combined with receivables and other assets (net). None of the revised reclassifications reflect corrections of any amounts. The following table presents the previously reported balances and the reclassified balances for the impacted line items of the December 31, 2012 balance sheet (in thousands):

	December 31, 2012
	As Previously Reported	As Reclassified
Real estate investments:
Land	$—	$183,651
Building and improvements	—	2,044,113
Lease intangibles	—	352,884
	—	2,580,648
Accumulated depreciation and amortization	—	(349,118)
Real estate investments, net	1,992,607	2,231,530
Accounts and other receivables, net	13,317	—
Receivables and other assets, net	71,653	84,970
Other intangibles, net	282,934	44,011
In our previously issued condensed consolidated statement of operations for the three months ended March 31, 2012, non-traded REIT expenses of $2.1 million were included in general and administrative expenses. The non-traded REIT expenses have been reclassified to a separate line item in our condensed consolidated statements of operations.
Real Estate Investments
Depreciation expense of buildings and improvements for the three months ended March 31, 2013 and 2012 was $18.2 million and $16.7 million, respectively.
Listing Expenses
Listing expenses primarily include fees associated with the Listing and share-based compensation expense associated with the long term incentive program, or LTIP, awards that were granted in connection with the Listing.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2012 Annual Report on Form 10-K.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued or Adopted Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or ASU 2013-01, which clarifies the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 requires entities to disclose both gross and net information about derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements and securities borrowing and securities lending transactions that are subject to an agreement similar to a master netting arrangement. Entities are required to apply these disclosures for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity must provide the disclosures required by those amendments retrospectively for all comparative periods presented. We adopted ASU 2011-11 and ASU 2013-01 in the first quarter of fiscal 2013 and have reflected the adoption in our disclosures to our interim condensed consolidated financial statements.

3. Business Combinations
For the three months ended March 31, 2013, we have completed two acquisitions for an aggregate purchase price of $88.5 million, in addition to closing costs attributable to these acquisitions of $0.4 million. Results of operations for these acquisitions are reflected in our condensed consolidated statements of operations for the three months ended March 31, 2013, for the period subsequent to the acquisition dates.
The aggregate purchase price of the 2013 acquisitions was allocated in the amounts set forth in the table below. Due to the recent timing of the 2013 acquisitions, we have not yet finalized our purchase price allocations related to our acquisitions during the three months ended March 31, 2013. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate (in thousands).

2013 Acquisitions	Total
Land	$3,340
Building and improvements	67,031
In place leases	11,674
Tenant relationships	6,780
Below market leases	(296)
Aggregate purchase price	$88,529
The weighted average lives of the above acquired intangible assets and liabilities were 7.8 years and 8.3 years, respectively.
The property acquisitions completed during the three months ended March 31, 2013, were all cash transactions. No mortgage loans payable were assumed or put in place, and we acquired a 100% ownership interest in each property acquisition. See below for a brief description of each of the acquisitions.

•	On March 11, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $48.7 million.

•	On March 22, 2013, we completed the acquisition of a medical office building located in Bryan - College Station, Texas for $39.8 million.

4. Real Estate Notes Receivable
Real estate notes receivable consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Real estate notes receivable	$20,000	$20,000

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our real estate notes receivable balance consists of four promissory notes receivable secured by medical office buildings, with interest rates ranging from 10.85% per annum to 10.95% per annum. The weighted average effective interest rate based on the purchase price of the notes was 14.57% per annum as of March 31, 2013. The promissory notes were scheduled to mature on May 1, 2013. Subsequent to the end of the quarter at the request of the borrower, we extended the maturity date until November 1, 2013.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of March 31, 2013, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments with respect to our notes receivable. We made no purchases or sales of real estate notes receivable during the three months ended March 31, 2013.

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands, except weighted average remaining life):

	March 31, 2013		December 31, 2012
	Balance	Weighted Average Remaining Life in Years	Balance	Weighted Average Remaining Life in Years	Balance Sheet Classification
Assets:
In place leases	$183,394	9.4	$174,615	9.7	Lease intangibles
Tenant relationships	182,364	11.3	178,269	11.6	Lease intangibles
Above market leases	24,785	6.7	25,387	6.9	Other intangibles, net
Below market leasehold interests	30,587	69.2	30,587	69.4	Other intangibles, net
	421,130		408,858
Accumulated amortization	(131,127)		(125,924)
Total	$290,003		$282,934

Liabilities:
Below market leases	$13,017	13.7	$12,823	13.7	Intangible liabilities, net
Above market leasehold interests	3,827	33.8	3,827	34.0	Intangible liabilities, net
	16,844		16,650
Accumulated amortization	(5,633)		(5,341)
Total	$11,211		$11,309
The following is a summary of the net intangible amortization for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization recorded against rental income related to above or below market leases	$455	$421
Rental expense related to above or below market leasehold interests	95	175
Amortization expense related to in place leases and tenant relationships	9,536	9,750

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accounts and other receivables, net	$17,861	$13,317
Tenant note receivable	3,260	3,287
Deferred financing costs, net	12,453	11,006
Deferred leasing costs, net	10,715	10,554
Lease inducements, net	802	880
Deferred rent receivable, net	40,936	39,095
Prepaid expenses, deposits, equipment and other	7,107	6,831
Total	$93,134	$84,970
The tenant note receivable is for a loan to a tenant for building improvements. The interest rate is 9.0% per annum and the promissory note requires monthly principal and interest payments from the tenant through July 2027. As of March 31, 2013, this tenant’s promissory note is current and we have not provided any allowance for losses, and we have had no impairment with respect to this promissory note.
The following is a summary of amortization of deferred financing costs, deferred leasing commissions and lease inducements for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization expense related to deferred leasing costs	$565	$391
Interest expense related to deferred financing costs	1,245	1,214
Amortization recorded against rental income related to lease inducements	50	95

7. Assets Held for Sale and Discontinued Operations
During the quarter ended March 31, 2013, we classified one of our properties as held for sale as we committed to an approved plan to seek to dispose of the property. The sale of the property is expected to occur within one year. The following table represents the major classes of assets and liabilities and the balance sheet classification as of March 31, 2013 (in thousands):

March 31, 2013
Land	$5,109
Building and improvements, net	15,181
Lease intangibles, net	848
Property held for sale, net	$21,138

Receivables and other assets, net	$925
Non-real estate assets of property held for sale, net	$925

Security deposits, prepaid rent and other liabilities	$116
Security deposits, prepaid rent and other liabilities	$116

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below reflects the results of operations of the property classified as held for sale, which are included in discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$434	$567
Expenses:
Rental	65	88
Depreciation and amortization	171	229
Total expenses	236	317
Income before other income (expense)	198	250
Other income (expense):
Interest expense related to debt	(161)	(127)
Income from discontinued operations	$37	$123

8. Debt
Debt consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Unsecured revolving credit facility	$—	$72,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	300,000	—
Fixed rate mortgages	380,781	382,456
Secured real estate term loan	—	125,500
	1,135,781	1,034,956
Net (discount) premium	(88)	2,403
Total	$1,135,693	$1,037,359
Unsecured Credit Agreement
On March 29, 2012, we entered into an unsecured credit agreement to obtain a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. On March 7, 2013, we executed an amendment pursuant to an existing option to increase the principal amount of the unsecured revolving credit facility. The amendment added an additional lender and increased the unsecured revolving credit facility by $75.0 million to $650.0 million. The other existing terms of the unsecured credit agreement were unchanged. The unsecured credit agreement matures in March 2016 and includes a one year extension option, subject to certain conditions.
The actual amount of credit available under our unsecured credit agreement is a function of certain loan-to-value and debt service coverage ratios. The maximum principal amount may be increased, subject to such additional financing being provided by our existing lenders or new lenders added to the facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% per annum based on our operating partnership’s credit rating. Our operating partnership also pays a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2013, the margin associated with borrowings was 1.55% per annum and the facility fee was 0.35% per annum. As of March 31, 2013, no amount was outstanding on our unsecured revolving credit facility.
Borrowings under the $300.0 million unsecured term loan accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.30% to 2.25% based on our operating partnership’s credit rating. The margin associated with borrowings as of March 31, 2013 was 1.85% per annum.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 29, 2012, we entered into a $200.0 million interest rate swap that matures on March 29, 2017, and on May 21, 2012, we entered into $100.0 million of interest rate swaps that mature on June 15, 2016. These swaps fix the interest rate on our $300.0 million unsecured term loan at 2.95% per annum.
$155.0 million Unsecured Term Loan
On July 20, 2012, we entered into a $155.0 million unsecured term loan that matures on July 19, 2019. The per annum interest rate is equal to LIBOR plus a margin ranging from 1.55% to 2.40% based on our operating partnership’s credit rating. The margin associated with the borrowings as of March 31, 2013 was 2.00% per annum. The maximum principal amount may be increased, subject to such additional financing being provided by our existing lender.
On June 4, 2012, we entered into a $50.0 million interest rate swap that matures on July 17, 2019, and on November 1, 2012, we entered into a $105.0 million interest rate swap that matures on July 17, 2019. These swaps fix the interest rate on our $155.0 million unsecured term loan at 3.29% per annum.
$300.0 million Unsecured Senior Notes
On March 28, 2013, we issued $300.0 million of unsecured senior notes that mature on April 15, 2023. The $300.0 million of unsecured senior notes bear interest at 3.70% per annum payable semi-annually and were offered at 99.186% of the principal amount thereof. The unsecured senior notes contain registration rights to the holders.
Fixed Rate Mortgages
As of March 31, 2013, we had fixed rate mortgages with interest rates ranging from 4.90% to 12.75% per annum and a weighted average interest rate of 5.92% per annum.
Secured Real Estate Term Loan
On March 28, 2013, we repaid in full the $125.5 million secured real estate term loan. In connection with the repayment, we terminated the secured real estate term loan (and the commitments thereunder) and the related security documents and guarantees. In addition, we terminated the $75.0 million interest rate swap associated with the secured real estate term loan.
Future Debt Maturities
As of March 31, 2013, the principal payments due on our debt for the nine months ending December 31, 2013 and each of the next four years ending December 31 and thereafter is as follows (in thousands):

Year	Amount
2013	$29,732
2014	6,392
2015	72,625
2016	404,696
2017	99,963
Thereafter	522,373
Total	$1,135,781
The above scheduled debt maturities do not include the available extension under the unsecured credit agreement as discussed above.
We are required by the terms of the applicable credit agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, our operating partnership and its subsidiaries that own unencumbered assets, limitations on the nature of our operating partnership’s business, and limitations on distributions by our operating partnership and its subsidiaries that own unencumbered assets. The credit agreements also impose a number of financial covenants on us and our operating partnership, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of March 31, 2013, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain credit agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making distributions to our stockholders in the event we are in default, except to the extent necessary for us to maintain our REIT status.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Derivative Financial Instruments
The following table lists the derivative financial instruments held by us as of March 31, 2013 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(4,639)	Swap	3/29/2017
100,000	LIBOR	0.86	(1,192)	Swap	6/15/2016
50,000	LIBOR	1.39	(559)	Swap	7/17/2019
105,000	LIBOR	1.24	(179)	Swap	7/17/2019
The following table lists the derivative financial instruments held by us as of December 31, 2012 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$17,304	(a)	LIBOR	3.79%	$(459)	Swap	9/28/2013
75,000	(a)	LIBOR	1.07	(659)	Swap	12/31/2013
200,000		LIBOR	1.23	(5,180)	Swap	3/29/2017
100,000		LIBOR	0.86	(1,310)	Swap	6/15/2016
50,000		LIBOR	1.39	(909)	Swap	7/17/2019
105,000		LIBOR	1.24	(853)	Swap	7/17/2019
(a) The interest rate swaps were terminated in March 2013.
As of March 31, 2013 and December 31, 2012, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	n/a	n/a	n/a	n/a	Derivative financial instruments	$6,569	Derivative financial instruments	$9,370
There were no derivatives offset in our balance sheet as all of our derivatives had a liability fair value as of March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, we had derivatives subject to enforceable master netting arrangements of $5.4 million and $8.3 million, respectively. The enforceable master netting arrangements allow for net cash settlement with respective counterparties. The net amounts were $1.2 million and $1.1 million as of March 31, 2013 and December 31, 2012, respectively.
For the three months ended March 31, 2013 and 2012, the derivative financial instruments had the following effect on our condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Three Months Ended March 31,
		2013	2012
Interest rate swaps	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	$1,606	$(478)
Interest rate cap	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	—	(30)

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2013, there have been no termination events or events of default related to the interest rate swaps, except for the voluntary termination discussed above.

10. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material effect on our condensed consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our condensed consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability at our properties that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material effect on our condensed consolidated financial position, results of operations or cash flows.

11. Stockholders’ Equity
Common Stock Offerings
On January 7, 2013, we commenced an at-the-market offering of our Class A common stock with an aggregate sales price of up to $250.0 million. During the three months ended March 31, 2013, we issued 9,307,534 shares of our Class A common stock, at an average price of $11.51.
Distributions
On April 4, 2013, we paid our quarterly cash distribution of $32.2 million to our Class A and B common stockholders of record on March 28, 2013.
On April 26, 2013, our Board of Directors authorized a quarterly cash distribution to be paid on July 3, 2013 to stockholders of record on June 27, 2013. This distribution of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A and B common stock.
Incentive Plan
Our Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in the OP; and cash-based awards. The service period is generally three or four years. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 10,000,000. As of March 31, 2013, there were 5,148,500 awards available for grant under the Plan.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long Term Incentive Program of OP Units
Awards under the LTIP consist of Series C units in our OP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested the Series C units are converted into common units of our OP, which may be converted into shares of our common stock.
For the three months ended March 31, 2013, we recognized compensation expense of $3.1 million related to grants of LTIP awards, which was recorded in listing expense in our condensed consolidated statements of operations. The cumulative expense related to the LTIP awards is presented as a noncontrolling interest in our condensed consolidated balance sheets and statements of equity. As of March 31, 2013, there was approximately $0.1 million of unrecognized expense that will be recognized during the second quarter of 2013. The unrecognized expense does not include $4.5 million of expense associated with 450,000 units that will only vest as a result of a change in control of the Company. We will not recognize any expense associated with these units until such event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2013:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	2,900,000	$6.25
Granted	—	—
Vested	(1,645,000)	5.56
Forfeited	—	—
Balance as of March 31, 2013	1,255,000	$7.15
Restricted Common Stock
For the three months ended March 31, 2013, we recognized compensation expense of $1.2 million, of which $0.6 million was recorded in general and administrative expenses and $0.6 million in listing expenses in our condensed consolidated statements of operations. For the three months ended March 31, 2012, we recognized compensation expense of $1.0 million, of which $0.1 million was recorded in and general and administrative expenses and $0.9 million was recorded in non-traded REIT expenses in our condensed consolidated statements of operations.
As of March 31, 2013, there was approximately $5.8 million of total unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock which will be recognized over a remaining weighted average period of 2.6 years.
The following is a summary of the activity in our restricted common stock during 2013:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	376,500	$9.98
Granted	357,500	10.29
Vested	(62,500)	10.03
Forfeited	—	—
Balance as of March 31, 2013	671,500	$10.14

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Fair Value of Financial Instruments
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
Although we have determined that the majority of the inputs used to value our interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap derivative positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our interest rate swap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$(6,569)	$—	$(6,569)
Total liabilities at fair value	$—	$(6,569)	$—	$(6,569)
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$(9,370)	$—	$(9,370)
Total liabilities at fair value	$—	$(9,370)	$—	$(9,370)
There have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables (net), restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The following table sets forth our financial instruments at carrying value and fair value (in thousands):

	Fair Value	March 31, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$20,000	$20,000	$20,000	$20,000
Tenant note receivable	2	3,260	3,284	3,287	3,337
Debt, net	2	1,135,693	1,191,564	1,037,359	1,087,168

13. Per Share Data
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three months ended March 31, 2013 and 2012, all of our earnings were distributed and the calculated earnings (losses) per share amount would be the same for all classes.
For the three months ended March 31, 2012, approximately 725,000 shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following reconciliation is in thousands, except per share data:

	Three Months Ended March 31,
	2013	2012
Numerator:
Income (loss) from continuing operations attributable to controlling interest	$1,314	$(438)
Discontinued operations	37	123
Net income (loss) attributable to controlling interest	$1,351	$(315)
Denominator:
Weighted average number of shares outstanding - basic	217,103	228,881
Dilutive shares	1,801	—
Weighted average number of shares outstanding - diluted	218,904	228,881
Earnings (losses) per share attributable to controlling interest - basic:
Income (loss) from continuing operations attributable to controlling interest	$0.01	$0.00
Discontinued operations	0.00	0.00
Net income (loss) attributable to controlling interest	$0.01	$0.00
Earnings (losses) per share attributable to controlling interest - diluted:
Income (loss) from continuing operations attributable to controlling interest	$0.01	$0.00
Discontinued operations	0.00	0.00
Net income (loss) attributable to controlling interest	$0.01	$0.00

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest paid	$10,212	$9,916
Income taxes paid	76	1,045

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$1,696	$2,578
Financing Activities:
Issuance of common stock under the DRIP	$—	$19,148
Distributions declared on common stock and OP units, but not paid, including common stock issued under the DRIP	32,333	13,229
Offering costs transferred to equity	1,191	—
Debt issuance costs	528	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2013 and December 31, 2012, together with our results of operations and cash flows for the three months ended March 31, 2013 and 2012.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by use of the terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include without limitation, those discussed in Part I, Item 1A “Risk Factors” in our 2012 Annual Report on Form 10-K, which are incorporated herein by reference.
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

We are a fully integrated, self-administered and internally managed REIT primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on GLA, and have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality on-campus medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with low leverage, and (iii) seek internal growth through proactive asset management, leasing and property management. We have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.7 billion through March 31, 2013. As of March 31, 2013, our portfolio consisted of 249 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a mortgage loan receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.8 million square feet of GLA, with an occupancy rate of approximately 90.9%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 13.0% of the total GLA as of March 31, 2013. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Dallas, Texas; Boston, Massachusetts; Raleigh, North Carolina; and Oklahoma City, Oklahoma.
On June 6, 2012, we listed our Class A common stock on the NYSE under the symbol “HTA.” In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while our Class A and Class B common stock are collectively referred to as our common stock. The Class B common stock is identical to the Class A common stock except that our Class B common stock is not currently listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. All shares of our Class B-1 common stock automatically converted into Class A common stock on December 6, 2012, and no Class B-1 common stock remains outstanding. Our Class B-2 and Class B-3 common stock will convert automatically into shares of our Class A common stock after the market closes on June 6, 2013 and December 6, 2013, respectively. By December 6, 2013, all shares of our Class B common stock will have converted into our Class A common stock and be eligible for trading on the NYSE. Our Board of Directors may accelerate the dates on which our Class B common stock automatically convert to our Class A common stock. Shares of our Class A and Class B common stock participate in distributions equally.
Company Highlights
Portfolio Operating Performance

•	For the three months ended March 31, 2013, we had net income of $1.4 million, compared to a net loss of $0.3 million for the three months ended March 31, 2012.

•
Normalized funds from operations, or Normalized FFO, was $0.16 per share or $34.2 million and $0.13 per share or $29.9 million for the three months ended March 31, 2013 and 2012, respectively. This was an increase of $0.03 per share, or 23.1%, compared to the three months ended March 31, 2012. The increases were driven by acquisitions, positive leasing activity and the continued focus on reducing operating expenses. For a reconciliation of Normalized FFO to net income or loss attributable to controlling interest and why we present this non-GAAP financial measure, see “Funds from Operations and Normalized Funds from Operations” below.

•	For the three months ended March 31, 2013, total revenue increased 8.1%, or $5.8 million, to $76.4 million as compared to the three months ended March 31, 2012 primarily due to acquisitions.

•
For the three months ended March 31, 2013, net operating income, or NOI, increased 9.0%, or $4.4 million, to $52.9 million as compared to the three months ended March 31, 2012. For a reconciliation of NOI to net income or loss and why we present this non-GAAP financial measure, see “Net Operating Income” below.

Internal Growth through Proactive Asset Management, Leasing and Property Management

•
During the three months ended March 31, 2013, we transitioned approximately 2.4 million square feet of GLA to our in-house property management platform. As of March 31, 2013, approximately 87% of our current GLA was managed internally. During the quarter, we have focused on internalizing our property management and leasing functions in the following states; Texas; Missouri; and Pennsylvania. We continue to focus on transitioning property management, leasing and construction management of our portfolio from third party teams to our internal teams to establish more direct relationships and in an effort to reduce fees paid to third parties.

•
The occupancy rate on our portfolio of properties, including month-to-month leases and leases that have been executed, but which have not yet commenced, was approximately 90.9% as of March 31, 2013. Tenant retention for the portfolio was approximately 85% for the quarter, indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

•
Our portfolio of 12.8 million square feet of GLA is focused on strategically located on-campus or aligned medical office buildings in locations with high barriers to entry. As of March 31, 2013, approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent was approximately 42% at March 31, 2013. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of March 31, 2013, approximately 58% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

Relationship-Focused Growth Strategy

•
On March 11, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $48.7 million. The building is approximately 130,000 square feet and was 100% leased at acquisition.

•
On March 22, 2013, we completed the acquisition of a medical office building located in Bryan - College Station, Texas for $39.8 million. This building is approximately 124,000 square feet and was 100% leased at acquisition.

Financial Strategy and Balance Sheet Flexibility

•
In January 2013, we launched a $250.0 million at-the-market equity program, or ATM. During the quarter, we issued 9.3 million shares of Class A common stock through the ATM, at an average price of $11.51 per share.

•
In March 2013, we issued and sold $300.0 million of 10-year unsecured senior notes at a rate of 3.70% per annum. Proceeds were used to repay the $125.5 million secured real estate term loan and the $72.0 million that was outstanding on our unsecured revolving credit facility as of December 31, 2012.

•	In March 2013, we increased our liquidity by expanding our unsecured revolving credit facility from $575.0 million to $650.0 million.

•
As of March 31, 2013, we had a total liquidity of $771.0 million, including cash and cash equivalents of $121.0 million and $650.0 million available on our unsecured revolving credit facility. Total debt to total capitalization was 30.1%.

Corporate Strategies
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management and leasing platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (approximately 87% of our total GLA was managed internally at March 31, 2013);

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
We believe that we are well-positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of March 31, 2013, our buildings occupancy rate was approximately 90.9%, including month-to-month leases and leases that we have executed, but which have not yet commenced.
Achieve Growth through Targeted Acquisitions
We plan to continue to focus primarily on mid-sized acquisitions, in the $25 million to $75 million range, of high-quality medical office buildings in our target markets as discussed above. We also have completed larger acquisitions from time to time and expect to continue to do so when attractive opportunities emerge. In particular, we seek to acquire properties that have the following attributes:

▪
that have stabilized occupancy and are located on-campus or aligned with nationally or regionally recognized healthcare systems in major U.S. metropolitan areas. We believe on-campus or aligned locations tend to provide for better tenant retention rates and rental rate growth as compared to unaffiliated facilities;

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
Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Ascension Health, Allina Health, Banner Health, Catholic Health East, Forest Park Medical Center, Greenville Hospital System, Highmark, Hospital Corporation of America, Indiana University Health, Piedmont Healthcare and Steward Health Care System. We also have significant relationships with local and regional developers which we believe stems from the fact that we are not in the development business and, thus, the developers consider us safe and non-conflicted partners with whom they can do business. Through these relationships, we believe that we have developed a reputation of reliability and trustworthiness that produces high tenant satisfaction. In this regard, approximately 70.4% of our acquisitions since January 1, 2009, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems.
Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain conservative leverage and financing flexibility with carefully staged debt maturities, thereby positioning ourselves to take advantage of strategic investment opportunities. We believe our borrowing capacity under our unsecured revolving credit facility, as well as our access to other sources of debt and equity capital, while remaining within our targeted leverage range, should allow us to capitalize on favorable acquisition opportunities that arise. While we believe our unsecured revolving credit facility will enable us to take advantage of acquisition opportunities on a short-term basis, we intend to take advantage of multiple sources of capital that we can use to effectively manage our long-term leverage strategy, repay our debt maturities, or finance future acquisition opportunities. These other sources of capital include public debt and equity, unsecured bank loans and secured property-level debt. Over the long-term, we intend to continue migrating to a predominately unsecured capital structure. We also will seek to maintain our investment grade credit ratings, which we first received in July 2011. In March 2013, our outlook was upgraded to positive and our investment grade credit rating was re-affirmed. We believe this is important to preserving our access to these capital sources on favorable terms. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital.

Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part II, Item 1A of this report and the risk factors previously disclosed in Part I, Item 1A in our 2012 Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.
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
Acquisitions
During the three months ended March 31, 2013, we completed two acquisitions for an aggregate purchase price of $88.5 million.
Results of Operations
Comparison of the Three Months Ended March 31, 2013 and 2012
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of geographically diverse properties that we owned and operated. As of March 31, 2013, we owned and operated 249 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.8 million square feet of GLA. As of March 31, 2012, we owned and operated 245 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.4 million square feet of GLA.
Rental Income
For the three months ended March 31, 2013 and 2012, rental income attributable to our properties was $75.8 million and $69.4 million, respectively. For the three months ended March 31, 2013, rental income was comprised of contractual rental income of $73.6 million, straight-line rent of $2.0 million and other operating revenue of $0.2 million. For the three months ended March 31, 2012, rental income was comprised of contractual rental income of $66.1 million, straight-line rent of $2.9 million and other operating revenue of $0.4 million. The increase in rental income is primarily due to the increase in the number of properties in our portfolio, as discussed above.
The aggregate occupancy rate for our operating properties including leases executed, but which have not yet commenced was approximately 91% for the three months ended March 31, 2013 and 2012.
Rental Expenses
For the three months ended March 31, 2013 and 2012, rental expenses attributable to our properties were $23.9 million and $22.6 million, respectively. The increase in rental expenses is primarily due to the increase in the number of properties in our portfolio, as discussed above.
General and Administrative Expenses
For the three months ended March 31, 2013 and 2012, general and administrative expenses were $6.4 million and $6.0 million, respectively. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others.  The increase in general and administrative expenses is primarily due to the transition of property management and leasing to our in-house asset management platform.
Non-Traded REIT Expenses
For the three months ended March 31, 2012, non-traded REIT expenses were $2.1 million. The expenses included $0.6 million of stockholder services costs which related to the daily, monthly and quarterly services provided to our stockholders, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we did not have. Additionally, the non-traded REIT expenses included $1.5 million of share-based compensation expense attributable to our executives and Board of Directors and the expense associated with cash shares because the awards were applicable to past services relative to our non-traded REIT status. We had no non-traded REIT expenses during the three months ended March 31, 2013.

Acquisition-Related Expenses
For the three months ended March 31, 2013 and 2012, acquisition-related expenses were $1.0 million and $2.3 million, respectively. The decrease in acquisition-related expenses is primarily due to a decrease in acquisition activity in 2013 as compared to 2012. During the three months ended March 31, 2013 and 2012, we completed acquisitions in the amount of $88.5 million and $214.2 million, respectively.
Depreciation and Amortization
For the three months ended March 31, 2013 and 2012, depreciation and amortization expense was $28.4 million and $27.1 million, respectively. The increase in depreciation and amortization is primarily due to the increase in our portfolio as a result of our acquisitions, as discussed above.
Listing Expenses
For the three months ended March 31, 2013, expenses associated with the Listing were $4.4 million and primarily included professional fees and share-based compensation expense associated with the LTIP awards that were granted in connection with the Listing. We had no listing expenses prior to the second quarter of 2012.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and the net change in the fair value of derivative financial instruments for the three months ended March 31, 2013 and 2012, consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense related to our debt	$9,518	$7,985
Amortization of deferred financing costs and debt discount/premium	1,195	1,095
Unused credit facility fees	444	1,026
Total	11,157	10,106
Interest expense related to our derivative financial instruments	1,365	292
Net (gain) loss on change in fair value of our derivative financial instruments	(1,606)	508
Total	(241)	800
Total interest expense and net change in fair value of derivative financial instruments	$10,916	$10,906
The increase in the interest expense related to our debt and derivatives is primarily due to the $299.2 million increase in net debt from March 31, 2012 to March 31, 2013. This was partially offset by the gain on the net change in the fair value of our derivative financial instruments of $1.6 million during the three months ended March 31, 2013, as compared to a net loss of $0.5 million during the three months ended March 31, 2012.
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
Funds from Operations and Normalized Funds from Operations
We define funds from operations, or FFO, a non-GAAP measure, as net income or loss attributable to controlling interests computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income or loss attributable to controlling interest.

We compute FFO in accordance with the current standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. The NAREIT reporting guidance directs companies, for the computation of NAREIT FFO, to exclude impairments of depreciable real estate and impairments to investments in affiliates when write-downs are driven by measurable decreases in the fair value of depreciable real estate held by the affiliate. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions. FFO should be reviewed in connection with other GAAP measurements.
Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use Normalized FFO, which excludes from FFO acquisition-related expenses, listing expenses, net change in fair value of derivative financial instruments, noncontrolling income from operating partnership units included in diluted shares, acceleration of deferred financing costs, escrow settlement revenue and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or to cash flows from operating activities (computed in accordance with GAAP) and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of FFO and Normalized FFO to net income or loss attributable to controlling interest for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to controlling interest	$1,351	$(315)
Depreciation and amortization expense (including amounts in discontinued operations)	28,561	27,357
FFO	$29,912	$27,042
FFO per share - basic	$0.14	$0.12
FFO per share - diluted	$0.14	$0.12
Acquisition-related expenses	1,025	2,321
Listing expenses	4,405	—
Net change in fair value of derivative financial instruments	(1,606)	508
Noncontrolling income from operating partnership units included in diluted shares	8	5
Acceleration of deferred financing costs	435	415
Escrow settlement revenue	—	(350)
Other normalizing items	(29)	—
Normalized FFO	$34,150	$29,941
Normalized FFO per share - basic	$0.16	$0.13
Normalized FFO per share - diluted	$0.16	$0.13
Weighted average number of shares outstanding - basic	217,103	228,881
Weighted average number of shares outstanding - diluted	218,904	229,607
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, non-traded REIT expenses, acquisition-related expenses, depreciation and amortization expense, listing expenses, interest expense and net change in fair value of derivative financial instruments, and other income. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is the reconciliation of NOI to net income or loss for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$1,384	$(307)
General and administrative expenses	6,448	6,007
Non-traded REIT expenses	—	2,143
Acquisition-related expenses	1,025	2,321
Depreciation and amortization expense (including amounts in discontinued operations)	28,561	27,357
Listing expenses	4,405	—
Interest expense and net change in fair value of derivative financial instruments (including amounts in discontinued operations)	11,077	11,033
Other income	(8)	(27)
Net operating income	$52,892	$48,527
Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt and equity to conduct our activities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our unsecured revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. As of March 31, 2013, we had $650.0 million available on our unsecured revolving credit facility. In January 2013, we commenced an ATM offering of our Class A common stock with an aggregate sales price of up to $250.0 million. During the quarter we issued 9.3 million shares of our Class A common stock through the ATM, at an average price of $11.51 per share. In addition, we issued $300.0 million of unsecured senior notes bearing interest at 3.70% per annum, payable semi-annually, and were offered at 99.186% of the principal amount thereof.
Our principal demands for funds continues to be for acquisitions of medical office buildings and other facilities that serve the healthcare industry, to pay operating expenses and principal and interest on our outstanding debt, and to make distributions to our stockholders.
Generally, cash needs for items other than acquisitions of medical office buildings and other facilities that serve the healthcare industry continue to be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, including our requirements to meet our debt maturities coming due during the year ending December 31, 2013.
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

As of March 31, 2013, we estimate that our expenditures for capital improvements for the remaining nine months of 2013 will range from approximately $12.0 million to $15.0 million depending on leasing activity. As of March 31, 2013, we had $9.5 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of March 31, 2013, we had $29.7 million of debt maturing during the last nine months of the year. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility, and any possible future debt or equity offerings to fund these debt maturities. As of March 31, 2013, we had cash and cash equivalents of $121.0 million and $650.0 million available on our unsecured revolving credit facility. Additionally, as of March 31, 2013, we had unencumbered properties with a gross book value of approximately $2.0 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Cash and cash equivalents - beginning of period	$15,956	$69,491	$(53,535)
Net cash provided by operating activities	27,937	26,105	1,832
Net cash used in investing activities	(92,125)	(220,814)	128,689
Net cash provided by financing activities	169,190	160,338	8,852
Cash and cash equivalents - end of period	$120,958	$35,120	$85,838
Net cash provided by operating activities increased in 2013 primarily due to the operating income from our 2012 acquisitions being fully reflected in our operations for 2013 and from our 2013 acquisitions. We anticipate cash flows from operating activities to increase with contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the three months ended March 31, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $88.5 million and capital expenditures of $3.7 million. For the three months ended March 31, 2012, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $213.9 million and capital expenditures of $6.7 million. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the three months ended March 31, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and from the net proceeds of shares issued through the ATM of $105.7 million, partially offset by payments on our secured real estate term loan and mortgage loans of $127.2 million, net payments on our unsecured revolving credit facility of $72.0 million and distributions to our holders of common stock of $30.9 million. For the three months ended March 31, 2012, net cash provided by financing activities primarily related to borrowings on our unsecured term loan of $200.0 million, partially offset by distributions to our holders of common stock of $22.2 million, repurchase of common stock of $9.9 million and the payment of deferred offering costs of $4.8 million.

Distributions
The amount of distributions we pay to our stockholders is determined by our Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, as well as any liquidity alternative we may pursue. We have paid distributions monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement. Our organizational documents do not establish a limit on distributions that may constitute a return of capital for federal income tax purposes.
In May 2012, our Board of Directors determined that it was in the best interest of our stockholders to pay quarterly distributions at an annualized rate of $0.575 per share. It is our intent to continue to pay distributions. However, our Board of Directors may reduce our distribution rate and we cannot guarantee the timing and amount of distributions paid in the future, if any.
For the three months ended March 31, 2013, we paid cash distributions of $30.9 million. On April 4, 2013, we paid cash distributions of $32.2 million to our holders of Class A and B common stock for the quarter ending March 31, 2013. On April 26, 2013, our Board of Directors authorized a quarterly cash distribution to be paid on July 3, 2013 to stockholders of record on June 27, 2013. This distribution of $0.14375 per share will be paid on all of our Class A and B common stock.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate between 35% and 45% of all of our properties’ and mortgage loans receivables’ combined values, as determined at the end of each calendar year. For these purposes, the value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2013, our leverage ratio of total debt to total capitalization was 30.1%.
As of March 31, 2013, we had net debt outstanding of $1.1 billion and the weighted average interest rate inclusive of the impact of our interest rate swaps, was 4.19% per annum. The following is a summary of our unsecured and secured debt, see Note 8, Debt, to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
During the quarter, we executed an amendment pursuant to an existing option and increased the amount available under our unsecured revolving credit facility by $75.0 million to $650.0 million. In addition, we repaid the $72.0 million that was outstanding as of December 31, 2012 and as of March 31, 2013, $650.0 million was available on the unsecured revolving credit facility. The unsecured credit facility matures in March 2016 and includes a one-year extension, subject to certain conditions.
Unsecured Term Loans
As of March 31, 2013, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in March 2016 and $155.0 million matures in July 2019. The amount maturing in March 2016 includes a one-year extension, subject to certain conditions.
Unsecured Senior Notes
In March 2013, we issued $300.0 million of unsecured senior notes that mature in April 2023. The $300.0 million of unsecured senior notes bear interest at 3.70% per annum, payable semi-annually and were offered at 99.186% of the principal amount thereof.
Secured Real Estate Term Loan and Mortgage Loans
In March 2013, we repaid in full and terminated our $125.5 million secured real estate term loan. In addition, we made principal payments of $1.7 million on our mortgage loans and during the remaining nine months of 2013 we have $29.7 million of principal payments due.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K, as filed with the SEC.
Recently Issued or Adopted Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies - Recently Issued or Adopted Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued or adopted accounting pronouncements.
Commitments and Contingencies
See Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements, for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements. As of March 31, 2013, we believe that we were in compliance with all such covenants and reporting requirements on our debt.
Off-Balance Sheet Arrangements
As of and during the quarter ended March 31, 2013, we had no off-balance sheet transactions.
Inflation
We are exposed to inflation risk as income from future long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of normal inflation. These provisions include rent escalations, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed to is interest rate risk.
We are exposed to the effects of interest rate changes on our variable rate debt. Our interest rate risk is monitored using a variety of techniques. In order to mitigate our interest rate risk, we enter into derivative financial instruments such as interest rate swaps. To the extent we enter into such derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with what we believe are high-quality counterparties, including those with whom we have a lending relationship. We believe the likelihood of realized losses from counterparty non-performance is remote. We manage the market risk associated with interest rate swaps by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
We have, and may in the future enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in interest expense on our condensed consolidated statements of operations.
The table below presents, as of March 31, 2013, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$29,732	$6,392	$72,625	$104,696	$99,963	$367,373	$680,781
Weighted average interest rate on fixed rate debt (per annum)	5.80%	5.80%	2.37%	5.99%	5.91%	4.16%	4.94%
Variable rate debt	$—	$—	$—	$300,000	$—	$155,000	$455,000
Weighted average interest rate on variable rate debt based on forward rates in effect as of March 31, 2013 (per annum)	—%	—%	—%	2.66%	—%	4.46%	2.10%
Our total debt was $1.1 billion (excluding net discount) as of March 31, 2013. We had fixed and variable rate debt with interest rates ranging from 2.05% to 12.75% per annum and a weighted average interest rate of 3.80% per annum as of March 31, 2013. We had $680.8 million (excluding net discount) of fixed rate debt, or 59.9% of total debt, at a weighted average interest rate of 4.94% per annum and $455.0 million of variable rate debt, or 40.1% of total debt, at a weighted average interest rate of 2.10% per annum as of March 31, 2013.
As of March 31, 2013, the fair value of our fixed rate debt was $734.8 million and the fair value of our variable rate debt was $456.8 million based upon prevailing market rates as of March 31, 2013.
As of March 31, 2013, we had interest rate swaps outstanding that effectively fix $455.0 million of variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 3.07% per annum.
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
As of March 31, 2013, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2013, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.
There are no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 7, 2013, we commenced an at-the-market equity offering of our Class A common stock with an aggregate sales price of up to $250.0 million. During the three months ended March 31, 2013, we issued 9.3 million shares of our Class A common stock for gross proceeds of $107.1 million that we used to fund acquisitions.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2013, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	26,992	$10.03	—	(2)
February 1, 2013 to February 28, 2013	—	—	—	(2)
March 1, 2013 to March 31, 2013	—	—	—	(2)
____________________

(1)	Purchases represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the closing price of our Class A common stock on the NYSE.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRUST OF AMERICA, INC.
(Registrant)

May 8, 2013	By:	/s/ Scott D. Peters
Date		Scott D. Peters
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

May 8, 2013	By:	/s/ Kellie S. Pruitt
Date		Kellie S. Pruitt
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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