Form 10-Q
period 2013-06-30
HEALTHCARE TRUST OF AMERICA, INC.
filed 2013-08-02
CIK 1360604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
 _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 29, 2013, there were 173,826,706 shares of Class A common stock and 57,280,877 shares of Class B common stock of Healthcare Trust of America, Inc. outstanding.

HEALTHCARE TRUST OF AMERICA, INC.
(A Maryland Corporation)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$182,313	$183,651
Building and improvements	2,102,743	2,044,113
Lease intangibles	360,937	352,884
Property held for sale, net	21,138	—
	2,667,131	2,580,648
Accumulated depreciation and amortization	(392,102)	(349,118)
Real estate investments, net	2,275,029	2,231,530
Real estate notes receivable	20,000	20,000
Cash and cash equivalents	120,871	15,956
Restricted cash and escrow deposits	18,268	17,623
Receivables and other assets, net	97,289	84,970
Other intangibles, net	42,237	44,011
Non-real estate assets of property held for sale, net	1,059	—
Total assets	$2,574,753	$2,414,090
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,114,204	$1,037,359
Accounts payable and accrued liabilities	71,661	63,443
Derivative financial instruments - interest rate swaps	2,065	9,370
Security deposits, prepaid rent and other liabilities	28,966	24,450
Intangible liabilities, net	10,823	11,309
Total liabilities	1,227,719	1,145,931
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,423	3,564
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 900,000,000 and 700,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 168,795,956 and 100,086,387 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,688	1,001
Class B common stock, $0.01 par value; 100,000,000 and 300,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 57,283,127 and 114,566,254 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	573	1,146
Additional paid-in capital	2,011,333	1,885,836
Cumulative dividends in excess of earnings	(683,076)	(633,717)
Total stockholders’ equity	1,330,518	1,254,266
Noncontrolling interest	13,093	10,329
Total equity	1,343,611	1,264,595
Total liabilities and equity	$2,574,753	$2,414,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$76,625	$74,389	$152,432	$143,757
Interest income from real estate notes receivable and other income	619	1,308	1,239	2,616
Total revenues	77,244	75,697	153,671	146,373
Expenses:
Rental	22,557	24,667	46,461	47,294
General and administrative	6,217	4,908	12,665	10,915
Non-traded REIT	—	1,704	—	3,847
Acquisition-related	658	2,970	1,683	5,292
Depreciation and amortization	29,583	30,735	57,973	57,863
Listing	—	12,544	4,405	12,544
Total expenses	59,015	77,528	123,187	137,755
Income (loss) before other income (expense)	18,229	(1,831)	30,484	8,618
Other income (expense):
Interest expense:
Interest related to debt	(12,240)	(10,370)	(23,397)	(20,476)
Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	7,926	(5,434)	8,167	(6,234)
Debt extinguishment costs	—	(1,886)	—	(1,886)
Other income	10	63	18	91
Income (loss) from continuing operations	13,925	(19,458)	15,272	(19,887)
Income from discontinued operations	308	144	345	267
Net income (loss)	$14,233	$(19,314)	$15,617	$(19,620)
Net income attributable to noncontrolling interests	(208)	(8)	(241)	(16)
Net income (loss) attributable to controlling interest	$14,025	$(19,322)	$15,376	$(19,636)
Earnings (losses) per share attributable to controlling interest - basic:
Continuing operations	$0.06	$(0.08)	$0.07	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.06	$(0.08)	$0.07	$(0.09)
Earnings (losses) per share attributable to controlling interest - diluted:
Continuing operations	$0.06	$(0.08)	$0.07	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.06	$(0.08)	$0.07	$(0.09)
Weighted average number of shares outstanding:
Basic	225,610	229,436	221,380	229,159
Diluted	227,780	229,436	222,585	229,159
Dividends declared per common share	$0.14	$0.17	$0.29	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued			Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock	Class A	Class B
Balance as of December 31, 2011	228,491	—	—	$2,284	$2,032,305	$(467,249)	$1,567,340	$—	$1,567,340
Share-based award transactions, net	626	—	—	6	7,641	—	7,647	—	7,647
Issuance of common stock under the DRIP	3,362	—	—	33	31,882	—	31,915	—	31,915
Repurchase and cancellation of common stock	(3,070)	(46)	(139)	(32)	(31,903)	—	(31,935)	—	(31,935)
Conversion	(229,409)	57,425	171,984	—	—	—	—	—	—
Dividends	—	—	—	—	—	(80,326)	(80,326)	—	(80,326)
Net loss	—	—	—	—	—	(19,636)	(19,636)	—	(19,636)
Balance as of June 30, 2012	—	57,379	171,845	$2,291	$2,039,925	$(567,211)	$1,475,005	$—	$1,475,005

Balance as of December 31, 2012	—	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	—	11,043	—	111	124,286	—	124,397	—	124,397
Share-based award transactions, net	—	411	—	4	1,482	—	1,486	3,177	4,663
Repurchase and cancellation of common stock	—	(27)	—	(1)	(271)	—	(272)	—	(272)
Conversion	—	57,283	(57,283)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(64,735)	(64,735)	(604)	(65,339)
Net income	—	—	—	—	—	15,376	15,376	191	15,567
Balance as of June 30, 2013	—	168,796	57,283	$2,261	$2,011,333	$(683,076)	$1,330,518	$13,093	$1,343,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$15,617	$(19,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	57,577	56,966
Share-based compensation expense	4,663	7,647
Bad debt expense	10	476
Change in fair value of derivative financial instruments	(10,528)	5,295
Changes in operating assets and liabilities:
Receivables and other assets	(4,497)	(4,122)
Accounts payable and accrued liabilities	4,892	1,297
Security deposits, prepaid rent and other liabilities	4,084	(78)
Net cash provided by operating activities	71,818	47,861
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(94,139)	(213,900)
Capital expenditures	(6,110)	(12,349)
Restricted cash, escrow deposits and notes receivable	(645)	(511)
Release of restricted cash	—	580
Real estate deposits paid	—	(2,810)
Real estate deposits used	—	3,800
Net cash used in investing activities	(100,894)	(225,190)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,558	—
Borrowings on unsecured revolving credit facility	103,000	268,000
Payments on unsecured revolving credit facility	(175,000)	(268,000)
Borrowings on unsecured term loans	—	300,000
Payments on secured real estate term loan and mortgage loans	(148,672)	(79,774)
Deferred financing costs	(3,011)	(4,934)
Derivative financial instrument termination payments	(1,195)	—
Security deposits	—	193
Proceeds from issuance of common stock, net	125,584	—
Repurchase and cancellation of common stock	(272)	(31,935)
Dividends	(63,098)	(51,237)
Payment on earnout liability	(92)	(328)
Distributions to noncontrolling interest of limited partners	(811)	(170)
Net cash provided by financing activities	133,991	131,815
Net change in cash and cash equivalents	104,915	(45,514)
Cash and cash equivalents - beginning of period	15,956	69,491
Cash and cash equivalents - end of period	$120,871	$23,977
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
We are a fully integrated, self-administered and internally managed real estate investment trust, or REIT, primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on gross leasable area, or GLA, and have strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with conservative leverage, and (iii) seek internal growth through proactive asset management, leasing and property management oversight. We have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through Healthcare Trust of America Holdings, LP, or our operating partnership.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.7 billion through June 30, 2013. As of June 30, 2013, our portfolio consisted of 250 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a real estate note receivable secured by medical office buildings.
On June 6, 2012, we listed our Class A common stock on the New York Stock Exchange, or the NYSE, under the symbol “HTA,” or the Listing. In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. Our Class B common stock is identical to our Class A common stock except that our Class B common stock is not currently listed on a national securities exchange. The shares of our Class B-1 and Class B-2 common stock converted into shares of our Class A common stock on December 6, 2012 and June 6, 2013, respectively, and our Class B-3 common stock will convert to Class A common stock after the market closes on December 6, 2013, unless our Board of Directors elects to convert some or all of the shares prior to that date.
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
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, or the OP, the wholly-owned subsidiaries of our OP and any consolidated variable interest entities. We operate in an umbrella partnership REIT structure in which subsidiaries of our OP own all of the properties acquired on our behalf. Because we are the sole general partner of our OP and have sole control over its management and major operating decisions (even if additional limited partners are admitted), the accounts of our OP are consolidated. As of June 30, 2013 and December 31, 2012, we owned an approximately 98.89% and 99.93%, respectively, interest in our OP.

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
Real Estate Depreciation
Depreciation expense of buildings and improvements for the three months ended June 30, 2013 and 2012 was $18.4 million and $18.5 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2013 and 2012 was $36.6 million and $35.2 million, respectively.
Listing Expenses
Listing expenses primarily include fees associated with the Listing and share-based compensation expense associated with the long term incentive program, or LTIP, awards that we granted in connection with the Listing.
Noncontrolling Interests
Net income attributable to noncontrolling interests in our accompanying condensed consolidated income statement relates to both noncontrolling interest reflected within equity and redeemable noncontrolling interest of limited partners reflected outside of equity in our accompanying condensed consolidated balance sheets.
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

3. Business Combinations
For the six months ended June 30, 2013, we have completed three acquisitions for an aggregate purchase price of $94.1 million, in addition to closing costs attributable to these acquisitions of $0.5 million. Results of operations for these acquisitions are reflected in our condensed consolidated statements of operations for the three and six months ended June 30, 2013, for the periods subsequent to the acquisition dates.
The aggregate purchase price of the 2013 acquisitions was allocated in the amounts set forth in the table below. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate (in thousands):

Total
Land	$3,772
Building and improvements	72,235
Above market leases	77
In place leases	12,288
Tenant relationships	6,063
Below market leases	(296)
Aggregate purchase price	$94,139
The weighted average lives of the above acquired intangible assets and liabilities were 7.7 years and 8.3 years, respectively.
The property acquisitions completed during the six months ended June 30, 2013, were all cash transactions. No mortgage loans payable were assumed or put in place, and we acquired a 100% ownership interest in each property acquisition. See below for a brief description of each of the acquisitions.

•	On March 11, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $48.7 million.

•	On March 22, 2013, we completed the acquisition of a medical office building located in Bryan - College Station, Texas for $39.8 million.

•	On June 18, 2013, we completed the acquisition of a medical office building located in Atlanta, Georgia for $5.6 million.
Subsequent to the end of the quarter, we completed the following additional acquisitions.

•	On July 12, 2013, we completed the acquisition of a medical office property located in Monroeville, Pennsylvania for $15.1 million.

•	On July 29, 2013, we completed the acquisition of a medical office building located in Denver, Colorado for $42.0 million.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Real Estate Notes Receivable
Real estate notes receivable consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Real estate notes receivable	$20,000	$20,000
Our real estate notes receivable balance consists of four promissory notes receivable secured by medical office buildings, with interest rates ranging from 10.85% to 10.95% per annum. The weighted average effective interest rate based on the purchase price of the notes was 14.57% per annum as of June 30, 2013. The promissory notes were scheduled to mature on May 1, 2013, but were extended to November 1, 2013.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of June 30, 2013, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments with respect to our notes receivable. We made no purchases or sales of real estate notes receivable during the six months ended June 30, 2013.

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands, except weighted average remaining amortization period):

	June 30, 2013		December 31, 2012
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$180,262	9.3	$174,615	9.7	Lease intangibles
Tenant relationships	180,675	11.2	178,269	11.6	Lease intangibles
Above market leases	24,719	6.6	25,387	6.9	Other intangibles, net
Below market leasehold interests	30,587	69.0	30,587	69.4	Other intangibles, net
	416,243		408,858
Accumulated amortization	(137,595)		(125,924)
Total	$278,648		$282,934

Liabilities:
Below market leases	$12,841	13.8	$12,823	13.7	Intangible liabilities, net
Above market leasehold interests	3,827	33.6	3,827	34.0	Intangible liabilities, net
	16,668		16,650
Accumulated amortization	(5,845)		(5,341)
Total	$10,823		$11,309
The following is a summary of the net intangible amortization for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization recorded against rental income related to above or below market leases	$426	$295	$881	$715
Rental expense related to above or below market leasehold interests	94	132	189	307
Amortization expense related to in place leases and tenant relationships	10,421	11,696	19,957	21,446

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accounts and other receivables, net	$17,217	$13,317
Tenant note receivable	3,231	3,287
Deferred financing costs, net	11,888	11,006
Deferred leasing costs, net	11,912	10,554
Lease inducements, net	751	880
Straight-line rent receivables, net	42,862	39,095
Prepaid expenses, deposits, equipment and other	5,010	6,831
Derivative financial instruments - interest rate swaps	4,418	—
Total	$97,289	$84,970
The tenant note receivable is for a loan to a tenant for building improvements. The interest rate is 9.0% per annum and the promissory note requires monthly principal and interest payments from the tenant through July 2027. As of June 30, 2013, this tenant’s promissory note is current and we have not provided any allowance for losses, and we have had no impairment with respect to this promissory note.
The following is a summary of amortization of deferred leasing costs, deferred financing costs, and lease inducements for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense related to deferred leasing costs	$593	$477	$1,158	$868
Interest expense related to deferred financing costs	980	877	2,225	2,091
Amortization recorded against rental income related to lease inducements	50	71	100	166

7. Assets Held for Sale and Discontinued Operations
During the six months ended June 30, 2013, we classified one of our properties as held for sale as we committed to an approved plan to seek to dispose of the property. The sale of the property is expected to occur within one year. The following table represents the major classes of assets and liabilities and the balance sheet classification as of June 30, 2013 (in thousands):

June 30, 2013
Land	$5,109
Building and improvements, net	15,181
Lease intangibles, net	848
Property held for sale, net	$21,138

Receivables and other assets, net	$1,059
Non-real estate assets of property held for sale, net	$1,059

Security deposits, prepaid rent and other liabilities	$131
Security deposits, prepaid rent and other liabilities	$131

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below reflects the results of operations of the property classified as held for sale, which are included in discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$380	$564	$814	$1,131
Expenses:
Rental	72	63	137	151
Depreciation and amortization	—	229	171	458
Total expenses	72	292	308	609
Income before other income (expense)	308	272	506	522
Other income (expense):
Interest expense related to debt	—	(128)	(161)	(255)
Income from discontinued operations	$308	$144	$345	$267

8. Debt
Debt consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Unsecured revolving credit facility	$—	$72,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	300,000	—
Fixed rate mortgages	359,284	382,456
Secured real estate term loan	—	125,500
	1,114,284	1,034,956
Net (discount) premium	(80)	2,403
Total	$1,114,204	$1,037,359
Unsecured Credit Agreement
On March 29, 2012, we entered into an unsecured credit agreement to obtain a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. On March 7, 2013, we executed an amendment pursuant to an existing provision to increase the principal amount of the unsecured revolving credit facility. This amendment added an additional lender and increased the unsecured revolving credit facility by $75.0 million to $650.0 million. The other existing terms of the unsecured credit agreement were unchanged. The unsecured credit agreement matures on March 29, 2016 and includes a one-year extension option, subject to certain conditions.
The actual amount of credit available under our unsecured credit agreement is a function of certain loan-to-value and debt service coverage ratios. The maximum principal amount may be increased, subject to such additional financing being provided by our existing lenders or new lenders added to the facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% per annum based on our credit rating. We also pay a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2013, the margin associated with borrowings was 1.55% per annum and the facility fee was 0.35% per annum. As of June 30, 2013, no amount was outstanding on our unsecured revolving credit facility.
Borrowings under the $300.0 million unsecured term loan accrue interest at a rate per annum equal to adjusted LIBOR plus a margin ranging from 1.30% to 2.25% per annum based on our credit rating. The margin associated with borrowings as of June 30, 2013 was 1.85% per annum. We have interest rate swaps in place that fix the interest rate on our $300.0 million unsecured term loan at 2.95% per annum, based on our current credit rating.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$155.0 million Unsecured Term Loan
On July 20, 2012, we entered into a $155.0 million unsecured term loan that matures on July 19, 2019. The interest rate is equal to LIBOR plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with the borrowings as of June 30, 2013 was 2.00% per annum. We have interest rate swaps in place that fix the interest rate on our $155.0 million unsecured term loan at 3.29% per annum, based on our current credit rating. The maximum principal amount on our $155.0 million unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 million Unsecured Senior Notes
On March 28, 2013, we issued $300.0 million of unsecured senior notes that mature on April 15, 2023. The unsecured senior notes bear interest at 3.70% per annum payable semi-annually and were offered at 99.186% of the principal amount thereof. The unsecured senior notes include registration rights to the holders.
Fixed Rate Mortgages
As of June 30, 2013, we had fixed rate mortgages with interest rates ranging from 4.90% to 12.75% per annum and a weighted average interest rate of 5.93% per annum.
Secured Real Estate Term Loan
On March 28, 2013, we repaid in full the $125.5 million secured real estate term loan. In connection with that repayment, we terminated the secured real estate term loan (and the commitments thereunder) and the related security documents and guarantees. In addition, we terminated the $75.0 million interest rate swap associated with the secured real estate term loan.
Future Debt Maturities
As of June 30, 2013, the principal payments due on our debt for the six months ending December 31, 2013, for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2013	$8,235
2014	6,392
2015	72,625
2016	404,696
2017	99,963
Thereafter	522,373
Total	$1,114,284
The above scheduled debt maturities do not include the available extension under the unsecured credit agreement as discussed above.
We are required by the terms of our applicable credit agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, our OP and its subsidiaries that own unencumbered assets, limitations on the nature of our OP’s business, and limitations on distributions by our OP and its subsidiaries that own unencumbered assets. Our credit agreements also impose various financial covenants on us and our OP, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios, and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of June 30, 2013, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our credit agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making distributions to our stockholders in the event we are in default, except to the extent necessary for us to maintain our REIT status.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Derivative Financial Instruments
The following table lists the derivative financial instruments held by us as of June 30, 2013 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(1,628)	Swap	3/29/2017
100,000	LIBOR	0.86	(437)	Swap	6/15/2016
50,000	LIBOR	1.39	1,117	Swap	7/17/2019
105,000	LIBOR	1.24	3,301	Swap	7/17/2019
The following table lists the derivative financial instruments held by us as of December 31, 2012 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$17,304	(a)	LIBOR	3.79%	$(459)	Swap	9/28/2013
75,000	(a)	LIBOR	1.07	(659)	Swap	12/31/2013
200,000		LIBOR	1.23	(5,180)	Swap	3/29/2017
100,000		LIBOR	0.86	(1,310)	Swap	6/15/2016
50,000		LIBOR	1.39	(909)	Swap	7/17/2019
105,000		LIBOR	1.24	(853)	Swap	7/17/2019
(a) We terminated the interest rate swaps in March 2013.
As of June 30, 2013 and December 31, 2012, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Receivables and other assets	$4,418	n/a	n/a	Derivative financial instruments	$2,065	Derivative financial instruments	$9,370
There were no derivatives offset in our balance sheet as of June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, we had derivatives subject to enforceable master netting arrangements which allow for net cash settlement with the respective counterparties.

	June 30, 2013			December 31, 2012
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Derivative assets	$4,418	$(1,628)	$2,790	$—	$—	$—
Derivative liabilities	2,065	(1,628)	437	9,370	—	9,370

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2013 and 2012, the derivative financial instruments had the following effect on our condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Interest rate swaps	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	$8,922	$(4,728)	$10,528	$(5,206)
Interest rate cap	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	—	(59)	—	(89)
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2013, there have been no termination events or events of default related to our interest rate swaps, except for our voluntary termination as discussed above.

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

11. Stockholders’ Equity
Common Stock Offerings
On January 7, 2013, we commenced an equity at-the-market, or ATM, offering of our Class A common stock with an aggregate sales price of up to $250.0 million. During the six months ended June 30, 2013, we issued and sold 11,042,934 shares, at an average price of $11.53 per share.
Dividends
On July 3, 2013, we paid our quarterly cash dividend of $32.5 million to our Class A and B common stockholders of record on June 27, 2013.
On August 1, 2013, our Board of Directors authorized a quarterly cash dividend to be paid on October 4, 2013 to stockholders of record on September 27, 2013. This dividend of $0.14375 per share represents an annualized rate of $0.575 per share and will be paid on all of our Class A and B common stock.

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive Plan
Our Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in the OP; and cash-based awards. The service period is generally three or four years. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000. As of June 30, 2013, there were 5,095,500 awards available for grant under the Plan.
Long Term Incentive Program of OP Units
Awards under the LTIP consist of Series C units in the OP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of our OP, which may be converted into shares of our common stock.
For the three and six months ended June 30, 2013, we recognized compensation expense of $0.0 million and $3.1 million, respectively, related to grants of LTIP awards, which was recorded in listing expenses. We recognized $1.5 million of compensation expense associated with the LTIP awards during the three and six months ended June 30, 2012, which was recorded in listing expenses. As of June 30, 2013, there was approximately $4.5 million of unrecognized expense associated with 450,000 units that will only vest as a result of a change in control of the Company. We will not recognize any expense associated with these units until such event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2013:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	2,900,000	$6.25
Granted	—	—
Vested	(2,380,700)	5.56
Forfeited	—	—
Balance as of June 30, 2013	519,300	$9.41
Restricted Common Stock
For the three months ended June 30, 2013, we recognized compensation expense of $0.3 million, which was recorded in general and administrative expenses. For the six months ended June 30, 2013, we recognized compensation expense of $1.5 million, of which $0.9 million was recorded in general and administrative expenses and $0.6 million was recorded in listing expenses. For the three months ended June 30, 2012, we recognized compensation expense of $5.2 million, of which $4.7 million was recorded in listing expenses, and $0.5 million was recorded in non-traded REIT expenses. For the six months ended June 30, 2012, we recognized compensation expense of $6.2 million, of which $4.7 million was recorded in listing expenses, and $1.5 million was recorded in non-traded REIT expenses.
As of June 30, 2013, there was approximately $4.4 million of unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock which will be recognized over a remaining weighted average period of 2.4 years.
The following is a summary of the activity in our restricted common stock during 2013:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	376,500	$9.98
Granted	410,500	10.51
Vested	(62,500)	10.03
Forfeited	—	—
Balance as of June 30, 2013	724,500	$10.28

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
Derivative Financial Instruments
Currently, we use interest rate swaps to manage interest rate risk associated with variable rate debt. The valuation of these instruments is determined with the assistance of an independent valuation specialist using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and observable inputs. As such, we classify these inputs as Level 2. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$4,418	$—	$4,418
Total assets at fair value	$—	$4,418	$—	$4,418
Liabilities:
Derivative financial instruments	$—	$(2,065)	$—	$(2,065)
Total liabilities at fair value	$—	$(2,065)	$—	$(2,065)
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

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables (net), restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The following table sets forth the carrying value and fair value of our real estate notes receivable, tenant note receivable and debt (in thousands):

		June 30, 2013		December 31, 2012
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$20,000	$20,509	$20,000	$20,000
Tenant note receivable	2	3,231	3,151	3,287	3,337
Debt, net	2	1,114,204	1,140,535	1,037,359	1,087,168

13. Per Share Data
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and six months ended June 30, 2013 and 2012, all of our earnings were distributed and the calculated earnings (losses) per share amount would be the same for all classes.
For the three and six months ended June 30, 2012, approximately 177,000 shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following reconciliation is in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations attributable to controlling interest	$13,717	$(19,466)	$15,031	$(19,903)
Discontinued operations	308	144	345	267
Net income (loss) attributable to controlling interest	$14,025	$(19,322)	$15,376	$(19,636)
Denominator:
Weighted average number of shares outstanding - basic	225,610	229,436	221,380	229,159
Dilutive shares	2,170	—	1,205	—
Weighted average number of shares outstanding - diluted	227,780	229,436	222,585	229,159
Earnings (losses) per share attributable to controlling interest - basic:
Continuing operations	$0.06	$(0.08)	$0.07	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.06	$(0.08)	$0.07	$(0.09)
Earnings (losses) per share attributable to controlling interest - diluted:
Continuing operations	$0.06	$(0.08)	$0.07	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.06	$(0.08)	$0.07	$(0.09)

HEALTHCARE TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Interest paid	$18,674	$19,531
Income taxes paid	604	621

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$1,991	$(3,795)
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisition of operating properties:
Real estate investments	$—	$43,497
Real estate notes receivable	—	(37,403)
Intangible assets	—	10,503
Accounts payable and accrued liabilities	—	16,597
Financing Activities:
Issuance of common stock under the DRIP	$—	$31,915
Dividends declared on common stock and OP units, but not paid, including common stock issued under the DRIP	32,493	11,284
Offering costs transferred to equity	1,187	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and its subsidiaries, including Healthcare Trust of America Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2013 and December 31, 2012, together with our results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms such as “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A “Risk Factors” in our 2012 Annual Report on Form 10-K, which are incorporated herein by reference.
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

We are a fully integrated, self-administered and internally managed REIT primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on or aligned with campuses of nationally or regionally recognized healthcare systems. We are one of the largest public REITs focused on medical office buildings in the United States based on GLA, and have strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality on-campus medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with low leverage, and (iii) seek internal growth through proactive asset management, leasing and property management. We have qualified to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. We conduct substantially all of our operations through our OP.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.7 billion through June 30, 2013. As of June 30, 2013, our portfolio consisted of 250 medical office buildings and 19 other facilities that serve the healthcare industry, as well as a real estate note receivable secured by medical office buildings. Our portfolio is comprised of approximately 12.9 million square feet of GLA, with an occupancy rate of approximately 91.3%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 13% of the total GLA as of June 30, 2013. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Dallas, Texas; Boston, Massachusetts; Raleigh, North Carolina; and Oklahoma City, Oklahoma.
On June 6, 2012, we listed our Class A common stock on the NYSE under the symbol “HTA.” In accordance with an amendment to our charter approved by our stockholders on December 20, 2010, all of our common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B-1, Class B-2 and Class B-3 shares are collectively referred to as our Class B common stock, while our Class A and Class B common stock are collectively referred to as our common stock. The Class B common stock is identical to the Class A common stock except that our Class B common stock is not currently listed on a national exchange and the shares of our Class B common stock will convert into shares of our Class A common stock at specified times. All shares of our Class B-1 and B-2 common stock automatically converted into Class A common stock on December 6, 2012 and June 6, 2013, respectively, and no Class B-1 and Class B-2 common stock remains outstanding. Our Class B-3 common stock will convert automatically into shares of our Class A common stock after the market closes on December 6, 2013. By December 6, 2013, all shares of our Class B common stock will have converted into our Class A common stock and be eligible for trading on the NYSE. Our Board of Directors has the right to accelerate the date on which our Class B-3 common stock automatically converts to our Class A common stock. Shares of our Class A and Class B common stock participate in dividends equally.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2013, we had net income of $14.2 million, compared to a net loss of $19.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, we had net income of $15.6 million, compared to a net loss of $19.6 million for the six months ended June 30, 2012.

•
Normalized funds from operations, or Normalized FFO, was $0.16 per diluted share or $35.7 million, and $0.16 per diluted share or $35.7 million, for the three months ended June 30, 2013 and 2012, respectively. Normalized FFO was $0.31 per diluted share or $69.8 million, and $0.29 per diluted share or $65.6 million, for the six months ended June 30, 2013 and 2012, respectively. This was an increase of $0.02 per diluted share, or 6.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This increase was primarily driven by acquisitions, positive leasing activity and the continued reduction in operating expenses. For a reconciliation of Normalized FFO to net income or loss attributable to controlling interest and an explanation why we present this non-GAAP financial measure, see “Funds from Operations and Normalized Funds from Operations” below.

•
For the three months ended June 30, 2013, total revenue increased 2.0%, or $1.5 million, to $77.2 million, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, total revenue increased 5.0%, or $7.3 million, to $153.7 million, as compared to the six months ended June 30, 2012.

•
For the three months ended June 30, 2013, net operating income, or NOI, increased 6.7%, or $3.5 million, to $55.0 million, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, NOI increased 7.8%, or $7.8 million, to $107.9 million, as compared to the six months ended June 30, 2012. For a reconciliation of NOI to net income or loss and an explanation why we present this non-GAAP financial measure, see “Net Operating Income” below.

Internal Growth through Proactive Asset Management, Leasing and Property Management

•
Our portfolio of 12.9 million square feet of GLA is focused on strategically located, on-campus or aligned medical office buildings in locations with high barriers to entry. As of June 30, 2013, approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent was approximately 42% at June 30, 2013. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of June 30, 2013, approximately 58% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

•
As of June 30, 2013, our in-house property management and leasing platform operated 11.4 million square feet, or 89% of our current GLA. During the three and six months ended June 30, 2013, we transitioned approximately 0.3 million and 2.7 million square feet of GLA to our in-house property management and leasing platform, respectively. During 2013, we have focused on internalizing our property management and leasing functions in the following states: Florida, Texas, Missouri and Pennsylvania.

•
The occupancy rate on our portfolio of properties, including month-to-month leases and leases that have been executed, but which have not yet commenced, was approximately 91.3% as of June 30, 2013. Tenant retention for the portfolio was approximately 85% for the quarter and 85% for the year-to-date, which we believe is indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Relationship-Focused Growth Strategy

•
On March 11, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $48.7 million. This building is approximately 130,000 square feet and was 100% leased at acquisition.

•
On March 22, 2013, we completed the acquisition of a medical office building located in Bryan - College Station, Texas for $39.8 million. This building is approximately 124,000 square feet and was 100% leased at acquisition.

•
On June 18, 2013, we completed the acquisition of a medical office building located in Atlanta, Georgia for $5.6 million. This building is approximately 23,000 square feet and was 100% leased at acquisition.

Financial Strategy and Balance Sheet Flexibility

•
In January 2013, we launched a $250.0 million equity ATM offering of our Class A common stock. During the six months ended June 30, 2013, we issued and sold approximately 11.0 million shares, at an average price of $11.53 per share.

•
As of June 30, 2013, we had total liquidity of $770.9 million, including cash and cash equivalents of $120.9 million and $650.0 million available on our unsecured revolving credit facility. Our leverage ratio of total debt to total capitalization was 30.3%.

Corporate Strategies
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management and leasing platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (approximately 89% of our total GLA was managed internally at June 30, 2013);

•	leveraging and proactively partnering with recognized property management and leasing companies in markets where our in-house property management platform is not currently active;

•	increasing our average rental rates, maintaining or increasing renewal rates and actively leasing our vacant space;

•	improving the quality of service provided to our tenants by being attentive to their needs, managing expenses, and strategically investing capital;

•	maintaining the high quality of our properties and building our reputation as a desirable and recognized landlord;

•
maintaining regional offices in markets where we have a significant presence, which enables us to (i) create closer relationships with national and regional healthcare systems and other tenants, and (ii) better respond to their needs; and

•	using market knowledge and economies of scale to continually reduce our operating costs.
We believe that we are well-positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of June 30, 2013, our occupancy rate was approximately 91.3%, including month-to-month leases and leases that we have executed, but which have not yet commenced.
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

•	that create a mix of multi-tenant buildings with greater market-driven growth opportunities and long-term leases with leading credit rated health systems.
Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Allina Health, Ascension Health, Banner Health, Catholic Health East, Forest Park Medical Center, Greenville Hospital System, Highmark, Hospital Corporation of America, Indiana University Health, Piedmont Healthcare and Steward Health Care System. We also have significant relationships with local and regional developers which we believe stems from the fact that we are not in the development business, and thus, the developers consider us safe and non-conflicted partners with whom they can do business. Through these relationships, we believe that we have developed a reputation of reliability and trustworthiness that produces high tenant satisfaction. In this regard, approximately 70% of our acquisitions since January 2009, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems.

Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain conservative leverage and financing flexibility with carefully staged debt maturities, thereby positioning ourselves to take advantage of strategic investment opportunities. We believe our borrowing capacity under our unsecured revolving credit facility, as well as our access to other sources of debt and equity capital, while remaining within our targeted leverage range, should allow us to capitalize on favorable acquisition opportunities that arise. While we believe our unsecured revolving credit facility will enable us to take advantage of acquisition opportunities on a short-term basis, we intend to take advantage of multiple sources of capital that we can use to effectively manage our long-term leverage strategy, repay our debt maturities, or finance future acquisition opportunities. These other sources of capital include public debt and equity, unsecured bank loans and secured property-level debt. Over the long-term, we intend to continue migrating to a predominately unsecured capital structure. We also will seek to maintain our investment grade credit ratings, which we first received in July 2011 and was most recently re-affirmed in March 2013 with a positive outlook. We believe this is important to preserving our access to these capital sources on favorable terms. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital.
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
Acquisitions
During the six months ended June 30, 2013, we completed three acquisitions for an aggregate purchase price of $94.1 million.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2013 and 2012
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of geographically diverse properties that we owned and operated. As of June 30, 2013, we owned and operated 250 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.9 million square feet of GLA. As of June 30, 2012, we owned and operated 245 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.4 million square feet of GLA.
Rental Income
For the three months ended June 30, 2013 and 2012, rental income attributable to our properties was $76.6 million and $74.4 million, respectively. For the three months ended June 30, 2013, rental income was comprised of contractual rental income of $74.3 million, straight-line rent of $2.0 million and other operating revenue of $0.3 million. For the three months ended June 30, 2012, rental income was comprised of contractual rental income of $71.5 million, straight-line rent of $2.6 million and other operating revenue of $0.3 million. This increase in rental income is primarily due to the increase in the number of properties in our portfolio and leasing activity.
For the six months ended June 30, 2013 and 2012, rental income attributable to our properties was $152.4 million and $143.8 million, respectively. For the six months ended June 30, 2013, rental income was comprised of contractual rental income of $147.9 million, straight-line rent of $4.0 million and other operating revenue of $0.5 million. For the six months ended June 30, 2012, rental income was comprised of contractual rental income of $137.6 million, straight-line rent of $5.5 million and other operating revenue of $0.7 million. This increase in rental income is primarily due to the increase in the number of properties in our portfolio and leasing activity.

Rental Expenses
For the three months ended June 30, 2013 and 2012, rental expenses attributable to our properties were $22.6 million and $24.7 million, respectively. For the six months ended June 30, 2013 and 2012, rental expenses attributable to our properties were $46.5 million and $47.3 million, respectively. This decrease in rental expenses for both the three and six months ended June 30, 2013, as compared to the same periods in 2012, is primarily due to decreased operating expenses as the result of transitioning property management and leasing to our in-house asset management platform and the movement of certain operating expenses to direct tenant obligations.
General and Administrative Expenses
For the three months ended June 30, 2013 and 2012, general and administrative expenses were $6.2 million and $4.9 million, respectively. For the six months ended June 30, 2013 and 2012, general and administrative expenses were $12.7 million and $10.9 million, respectively. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others.  The increase in general and administrative expenses for both the three and six months ended June 30, 2013, as compared to the same periods in 2012, is primarily due to the transition of property management and leasing to our in-house asset management platform.
Non-Traded REIT Expenses
For the three and six months ended June 30, 2012, non-traded REIT expenses were $1.7 million and $3.8 million, respectively. For the three and six months ended June 30, 2012, the expenses included $0.8 million and $1.5 million, respectively, of stockholder services costs which related to the daily, monthly and quarterly services provided to our stockholders, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we did not have. Additionally, non-traded REIT expenses for the three and six months ended June 30, 2012 included $0.9 million and $2.3 million, respectively, of share-based compensation expense attributable to our executives and Board of Directors, including the expense associated with cash shares. These awards were applicable to past services relative to our non-traded REIT status. We had no non-traded REIT expenses during the three and six months ended June 30, 2013.
Acquisition-Related Expenses
For the three months ended June 30, 2013 and 2012, acquisition-related expenses were $0.7 million and $3.0 million, respectively. For the six months ended June 30, 2013 and 2012, acquisition-related expenses were $1.7 million and $5.3 million, respectively. The decrease in acquisition-related expenses for both the three and six months ended June 30, 2013, as compared to the same periods in 2012, is primarily due to a decrease in acquisition activity in 2013, as compared to 2012. During the six months ended June 30, 2013 and 2012, we completed acquisitions in the amount of $94.1 million and $268.2 million, respectively.
Depreciation and Amortization Expense
For the three months ended June 30, 2013 and 2012, depreciation and amortization expense was $29.6 million and $30.7 million, respectively. For the six months ended June 30, 2013 and 2012, depreciation and amortization expense was $58.0 million and $57.9 million, respectively. This decrease in depreciation and amortization expense for the three months ended June 30, 2013, as compared to the same period in 2012, is primarily due to the acceleration of certain lease intangibles as a result of tenant move-outs during the second quarter of 2012. This increase in depreciation and amortization expense for the six months ended June 30, 2013, as compared to the same period in 2012, is primarily due to the increase in our portfolio partially offset by acceleration of certain lease intangibles during the second quarter of 2012.
Listing Expenses
For the three months ended June 30, 2012, listing expenses were $12.5 million. We had no listing expenses for the three months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, listing expenses were $4.4 million and $12.5 million, respectively. Listing expenses primarily included professional fees and share-based compensation expense associated with the LTIP awards that were granted in connection with the Listing. Listing expenses were higher during the three and six months ended June 30, 2012, as compared to the same periods in 2013, as result of the Listing in June 2012.

Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and the net change in the fair value of derivative financial instruments for the three and six months ended June 30, 2013 and 2012, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense related to our debt	$10,504	$8,921	$20,022	$17,286
Amortization of deferred financing costs and debt discount/premium	988	940	2,183	2,035
Unused credit facility fees	748	509	1,192	1,155
Total	12,240	10,370	23,397	20,476
Interest expense related to our derivative financial instruments	996	647	2,361	939
Net (gain) loss on change in fair value of our derivative financial instruments	(8,922)	4,787	(10,528)	5,295
Total	(7,926)	5,434	(8,167)	6,234
Total interest expense and net change in fair value of derivative financial instruments	$4,314	$15,804	$15,230	$26,710
The decrease in the total interest expense was primarily due to the gains on our derivative financial instruments as a result of the changes in the yield curves of $8.9 million and $10.5 million during the three and six months ended June 30, 2013, respectively, as compared to a net losses of $4.8 million and $5.3 million during the three and six months ended June 30, 2012, respectively. Interest expense on our debt increased during 2013 as a result of the $254.9 million increase in net debt from June 2012 to June 2013.
We use interest rate swaps in order to minimize the impact of fluctuations in interest rates. To achieve our objectives, we borrow at fixed rates and variable rates. We also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.
Debt Extinguishment Costs
For the three and six months ended June 30, 2012, debt extinguishment costs were $1.9 million as a result of the early retirement of certain mortgage loans in the second quarter of 2012.
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
We compute FFO in accordance with the current standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The NAREIT reporting guidance directs companies, for the computation of NAREIT FFO, to exclude impairments of depreciable real estate and impairments to investments in affiliates when write-downs are driven by measurable decreases in the fair value of depreciable real estate held by the affiliate. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. FFO should be reviewed in connection with other GAAP measurements.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use Normalized FFO, which excludes from FFO acquisition-related expenses, listing expenses, net change in fair value of derivative financial instruments, noncontrolling income from OP units included in diluted shares, transitional expenses, acceleration of deferred financing costs, escrow settlement revenue, debt extinguishment costs and other normalizing items to further evaluate how our portfolio might perform after the acquisition stage is complete and the sustainability of dividends in the future. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or to cash flows from operating activities (computed in accordance with GAAP) and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to pay dividends. Normalized FFO should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of FFO and Normalized FFO to net income or loss attributable to controlling interest for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to controlling interest	$14,025	$(19,322)	$15,376	$(19,636)
Depreciation and amortization expense (including amounts in discontinued operations)	29,583	30,964	58,144	58,321
FFO	$43,608	$11,642	$73,520	$38,685
FFO per share - basic	$0.19	$0.05	$0.33	$0.17
FFO per share - diluted	$0.19	$0.05	$0.33	$0.17
Acquisition-related expenses	658	2,970	1,683	5,292
Listing expenses	—	12,544	4,405	12,544
Net change in fair value of derivative financial instruments	(8,922)	4,787	(10,528)	5,295
Noncontrolling income from OP units included in diluted shares	203	3	211	8
Transitional expenses	—	1,704	—	1,704
Acceleration of deferred financing costs	155	—	590	415
Escrow settlement revenue	—	—	—	(350)
Debt extinguishment costs	—	1,886	—	1,886
Other normalizing items	(3)	135	(32)	135
Normalized FFO	$35,699	$35,671	$69,849	$65,614
Normalized FFO per share - basic	$0.16	$0.16	$0.32	$0.29
Normalized FFO per share - diluted	$0.16	$0.16	$0.31	$0.29
Weighted average number of shares outstanding - basic	225,610	229,436	221,380	229,159
Weighted average number of shares outstanding - diluted	227,780	229,614	222,585	229,336
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

The following is the reconciliation of NOI to net income or loss for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$14,233	$(19,314)	$15,617	$(19,620)
General and administrative expenses	6,217	4,908	12,665	10,915
Non-traded REIT expenses	—	1,704	—	3,847
Acquisition-related expenses	658	2,970	1,683	5,292
Depreciation and amortization expense (including amounts in discontinued operations)	29,583	30,964	58,144	58,321
Listing expenses	—	12,544	4,405	12,544
Interest expense and net change in fair value of derivative financial instruments (including amounts in discontinued operations)	4,314	15,932	15,391	26,965
Debt extinguishment costs	—	1,886	—	1,886
Other income	(10)	(63)	(18)	(91)
NOI	$54,995	$51,531	$107,887	$100,059
Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt and equity to conduct our activities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our unsecured revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. As of June 30, 2013, we had $650.0 million available on our unsecured revolving credit facility. In January 2013, we commenced an equity ATM offering of our Class A common stock with an aggregate sales price of up to $250.0 million. During the six months ended June 30, 2013, we issued and sold approximately 11.0 million shares, at an average price of $11.53 per share. As of June 30, 2013, approximately $122.7 million of our Class A common stock remained available for sale under the equity ATM offering program. In March 2013, we issued $300.0 million of unsecured senior notes bearing interest at 3.70% per annum, payable semi-annually, which were offered at 99.186% of the principal amount thereof.
Our principal demands for funds continues to be for acquisitions of medical office buildings and other facilities that serve the healthcare industry, to pay operating expenses and principal and interest on our outstanding debt, and to pay dividends to our stockholders.
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
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of dividends or the timing of the collections of receivables, we may seek to obtain capital to pay dividends by means of secured or unsecured debt financing through one or more third parties or through offering proceeds. We may also pay dividends from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

As of June 30, 2013, we estimate that our expenditures for capital improvements for the remaining six months of 2013 will range from approximately $4.0 million to $8.0 million depending on leasing activity. As of June 30, 2013, we had $9.7 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of June 30, 2013, we had $8.2 million of debt maturing during the last six months of the year. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility, and any possible future debt or equity offerings to fund these debt maturities. As of June 30, 2013, we had cash and cash equivalents of $120.9 million and $650.0 million available on our unsecured revolving credit facility. Additionally, as of June 30, 2013, we had unencumbered properties with a gross book value of approximately $2.1 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Cash and cash equivalents - beginning of period	$15,956	$69,491	$(53,535)
Net cash provided by operating activities	71,818	47,861	23,957
Net cash used in investing activities	(100,894)	(225,190)	124,296
Net cash provided by financing activities	133,991	131,815	2,176
Cash and cash equivalents - end of period	$120,871	$23,977	$96,894
Net cash provided by operating activities increased in 2013 primarily due to the $174.9 million of completed acquisitions since June 30, 2012 and the costs incurred in 2012 associated with Listing. We anticipate cash flows from operating activities to increase with contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the six months ended June 30, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $94.1 million and capital expenditures of $6.1 million. For the six months ended June 30, 2012, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $213.9 million and capital expenditures of $12.3 million. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the six months ended June 30, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and from the net proceeds of shares issued through the ATM of $125.6 million, partially offset by payments on our secured real estate term loan and mortgage loans of $148.7 million, net payments on our unsecured revolving credit facility of $72.0 million, and dividends to our common stockholders of $63.1 million. For the six months ended June 30, 2012, net cash provided by financing activities primarily related to borrowings on our unsecured term loan of $300.0 million, partially offset by payment on our mortgage loans of $79.8 million, dividends to our common stockholders of $51.2 million, and repurchase of common stock of $31.9 million.
Dividends
The amount of dividends we pay to our stockholders is determined by our Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available for the payment of dividends, our financial condition, capital expenditure requirements and annual dividend requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, as well as any liquidity alternative we may pursue. We have paid dividends monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividends in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the dividend requirement. Our organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes.

In May 2012, our Board of Directors determined that it was in the best interest of our stockholders to pay quarterly dividends at an annualized rate of $0.575 per share. It is our intent to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and we cannot guarantee the timing and amount of dividends paid in the future, if any.
For the six months ended June 30, 2013, we paid cash dividends of $63.1 million. On July 3, 2013, we paid cash dividends of $32.5 million to our holders of Class A and B common stock for the quarter ending June 30, 2013. On August 1, 2013, our Board of Directors authorized a quarterly cash dividend to be paid on October 4, 2013 to stockholders of record on September 27, 2013. This dividend of $0.14375 per share will be paid on all of our Class A and B common stock.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate between 35% and 45% of all of our properties’ and real estate notes receivables’ combined values, as determined at the end of each calendar year. For these purposes, the value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2013, our leverage ratio of total debt to total capitalization was 30.3%.
As of June 30, 2013, we had net debt outstanding of $1.1 billion and the weighted average interest rate inclusive of the impact of our interest rate swaps, was 4.16% per annum. The following is a summary of our unsecured and secured debt. See Note 8, Debt, to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
In March 2013, we executed an amendment pursuant to an existing provision and increased the amount available under our unsecured revolving credit facility by $75.0 million to $650.0 million. As of June 30, 2013, $650.0 million was available on the unsecured revolving credit facility. The unsecured revolving credit facility matures in March 2016 and includes a one-year extension, subject to certain conditions.
Unsecured Term Loans
As of June 30, 2013, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in March 2016 and $155.0 million matures in July 2019. The amount maturing in March 2016 includes a one-year extension, subject to certain conditions.
Unsecured Senior Notes
In March 2013, we issued $300.0 million of unsecured senior notes that mature in April 2023. The $300.0 million of unsecured senior notes bear interest at 3.70% per annum, payable semi-annually, and were offered at 99.186% of the principal amount thereof.
Secured Real Estate Term Loan and Mortgage Loans
In March 2013, we repaid in full and terminated our $125.5 million secured real estate term loan. During the six months ended June 30, 2013, we made principal payments of $23.2 million on our mortgage loans and we have $8.2 million of principal payments due the last six months of 2013.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2012 Annual Report on Form 10-K and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K.

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
Debt Service Requirements
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements. As of June 30, 2013, we believe that we were in compliance with all such covenants and reporting requirements on our debt.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2013, we had no off-balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2012 Annual Report on Form 10-K, as filed with the SEC.
The table below presents, as of June 30, 2013, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$8,235	$6,392	$72,625	$104,696	$99,963	$367,373	$659,284
Weighted average interest rate on fixed rate debt (per annum)	5.88%	5.80%	5.41%	5.99%	5.91%	4.16%	4.91%
Variable rate debt	$—	$—	$—	$300,000	$—	$155,000	$455,000
Weighted average interest rate on variable rate debt based on forward rates in effect as of June 30, 2013 (per annum)	—%	—%	—%	3.35%	—%	5.61%	2.10%
Our total debt was $1.1 billion (excluding net discount) as of June 30, 2013. We had fixed and variable rate debt with interest rates ranging from 2.05% to 12.75% per annum and a weighted average interest rate of 3.77% per annum as of June 30, 2013. We had $659.3 million (excluding net discount) of fixed rate debt, or 59.2% of total debt, at a weighted average interest rate of 4.91% per annum and $455.0 million of variable rate debt, or 40.8% of total debt, at a weighted average interest rate of 2.10% per annum as of June 30, 2013.
As of June 30, 2013, the fair value of our fixed rate debt was $683.9 million and the fair value of our variable rate debt was $456.6 million based upon prevailing market rates as of June 30, 2013.
As of June 30, 2013, we had interest rate swaps outstanding that effectively fix $455.0 million of variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 3.07% per annum.
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
As of June 30, 2013, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any material legal proceedings.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2013, we made no repurchases of shares of our common stock. On August 6, 2012, our Board of Directors approved a stock repurchase program of up to $100.0 million of our Class A common stock from time to time prior to August 5, 2014. There have been no repurchases under this program and $100.0 million of repurchase capacity remains available under this program. Share repurchases will be made at the sole discretion of our Board of Directors.

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

HEALTHCARE TRUST OF AMERICA, INC.

Date:	August 2, 2013	By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	August 2, 2013	By:	/s/ Kellie S. Pruitt
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.