Form 10-Q
period 2013-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2013-11-05
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35568 (Healthcare Trust of America, Inc.)
Commission File Number: 333-190916 (Healthcare Trust of America Holdings, LP)
_________________________
HEALTHCARE TRUST OF AMERICA, INC.
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
(Exact name of registrant as specified in its charter)

Maryland (Healthcare Trust of America, Inc.)	20-4738467
Delaware (Healthcare Trust of America Holdings, LP)	20-4738347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16435 N. Scottsdale Road, Suite 320
Scottsdale, Arizona 85254
(Address of principal executive offices)
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

Healthcare Trust of America, Inc.	☒ Yes	☐ No
Healthcare Trust of America Holdings, LP	☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Healthcare Trust of America, Inc.	☒ Yes	☐ No
Healthcare Trust of America Holdings, LP	☒ Yes	☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Healthcare Trust of America, Inc.	Large-accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Healthcare Trust of America Holdings, LP	Large-accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Healthcare Trust of America, Inc.	☐ Yes	☒ No
Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
As of October 31, 2013, there were 179,640,980 shares of Class A common stock and 57,268,109 shares of Class B common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2013 of Healthcare Trust of America, Inc., a Maryland corporation, and Healthcare Trust of America Holdings, LP, a Delaware limited partnership, of which Healthcare Trust of America, Inc. is the parent and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “the Company” or “our Company” refer to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.
Healthcare Trust of America, Inc. (“HTA”) operates as a real estate investment trust, or REIT, and is the general partner of Healthcare Trust of America Holdings, LP (“HTALP”). As of September 30, 2013, HTA owned an approximate 98.94% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including long term incentive plan units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control.
We believe it is important to understand the few differences between HTA and HTALP in the context of how HTA and HTALP operate as an interrelated consolidated company. HTA is a REIT whose only material asset is its ownership of partnership interests in HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debt of HTALP. HTALP holds substantially all of the assets of the Company. HTALP conducts the operations of the business of the Company and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units in HTALP, HTALP generates the capital required through HTALP’s operations, by HTALP’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
Redeemable noncontrolling interests of limited partners, stockholders’ equity and partners’ capital are the primary areas of difference between the consolidated financial statements of HTA and HTALP. Limited partner units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s condensed consolidated balance sheets. The differences between stockholders’ equity and partners’ capital in HTA and HTALP result from the differences in the equity issued from HTA and HTALP.
The Company believes combining the Quarterly Reports on Form 10-Q of HTA and HTALP, including the notes to the condensed consolidated financial statements, into this single report results in the following benefits:

•	enhances investors’ understanding of HTA and HTALP by enabling investors to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both HTA and HTALP; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
In order to highlight the material differences between HTA and HTALP, this report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the condensed consolidated financial statements;

•	certain accompanying notes to the financial statements, including Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data, and Note 14 - Per Unit Data;

•	funds from operations and normalized funds from operations in Item 2 of this report;

•	the controls and procedures in Item 4 of this report; and

•	the certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31 and 32 to this report.
In the sections that combine disclosure for HTA and HTALP, this report refers to actions or holdings as being actions or holdings of the Company. Although HTALP (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise and the Company operates the business through HTALP.

HEALTHCARE TRUST OF AMERICA, INC.
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$195,115	$183,651
Building and improvements	2,215,513	2,044,113
Lease intangibles	386,801	352,884
Property held for sale, net	21,138	—
	2,818,567	2,580,648
Accumulated depreciation and amortization	(415,615)	(349,118)
Real estate investments, net	2,402,952	2,231,530
Real estate notes receivable	28,520	20,000
Cash and cash equivalents	82,181	15,956
Restricted cash and escrow deposits	20,068	17,623
Receivables and other assets, net	104,996	84,970
Other intangibles, net	41,794	44,011
Non-real estate assets of property held for sale, net	1,009	—
Total assets	$2,681,520	$2,414,090
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,125,792	$1,037,359
Accounts payable and accrued liabilities	86,795	63,443
Derivative financial instruments - interest rate swaps	3,258	9,370
Security deposits, prepaid rent and other liabilities	32,327	24,450
Intangible liabilities, net	11,262	11,309
Total liabilities	1,259,434	1,145,931
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,375	3,564
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 900,000,000 and 700,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 178,475,080 and 100,086,387 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,785	1,001
Class B common stock, $0.01 par value; 100,000,000 and 300,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 57,268,109 and 114,566,254 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	573	1,146
Additional paid-in capital	2,115,596	1,885,836
Cumulative dividends in excess of earnings	(712,148)	(633,717)
Total stockholders’ equity	1,405,806	1,254,266
Noncontrolling interest	12,905	10,329
Total equity	1,418,711	1,264,595
Total liabilities and equity	$2,681,520	$2,414,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$81,906	$76,465	$234,338	$220,222
Interest income from real estate notes receivable and other income	635	1,067	1,874	3,683
Total revenues	82,541	77,532	236,212	223,905
Expenses:
Rental	25,774	25,744	72,235	73,038
General and administrative	5,980	5,164	18,645	16,079
Non-traded REIT	—	350	—	4,197
Acquisition-related	1,403	1,341	3,086	6,633
Depreciation and amortization	29,581	29,228	87,554	87,091
Listing	—	4,751	4,405	17,295
Total expenses	62,738	66,578	185,925	204,333
Income (loss) before other income (expense)	19,803	10,954	50,287	19,572
Other income (expense):
Interest expense:
Interest related to debt	(12,146)	(10,172)	(35,543)	(30,648)
Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	(3,042)	(3,832)	5,125	(10,066)
Debt extinguishment costs	—	—	—	(1,886)
Other income (expense)	10	(24)	28	67
Income (loss) from continuing operations	4,625	(3,074)	19,897	(22,961)
Income from discontinued operations	380	143	725	410
Net income (loss)	$5,005	$(2,931)	$20,622	$(22,551)
Net income attributable to noncontrolling interests	(182)	(21)	(423)	(37)
Net income (loss) attributable to controlling interest	$4,823	$(2,952)	$20,199	$(22,588)
Earnings (losses) per share attributable to controlling interest - basic:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)
Earnings (losses) per share attributable to controlling interest - diluted:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)
Weighted average number of shares outstanding:
Basic	232,514	218,264	225,132	225,501
Diluted	235,023	218,264	226,771	225,501
Dividends declared per common share	$0.14	$0.14	$0.43	$0.49
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued			Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock	Class A	Class B
Balance as of December 31, 2011	228,491	—	—	$2,284	$2,032,305	$(467,249)	$1,567,340	$—	$1,567,340
Share-based award transactions, net	626	41	12	7	6,358	—	6,365	5,925	12,290
Issuance of common stock under the DRIP	3,362	—	—	33	31,882	—	31,915	—	31,915
Repurchase and cancellation of common stock	(3,070)	(14,936)	(144)	(181)	(185,097)	—	(185,278)	—	(185,278)
Conversion	(229,409)	57,429	171,980	—	—	—	—	—	—
Dividends	—	—	—	—	—	(111,165)	(111,165)	(73)	(111,238)
Net income (loss)	—	—	—	—	—	(22,588)	(22,588)	—	(22,588)
Balance as of September 30, 2012	—	42,534	171,848	$2,143	$1,885,448	$(601,002)	$1,286,589	$5,852	$1,292,441

Balance as of December 31, 2012	—	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	—	20,707	—	207	228,099	—	228,306	—	228,306
Share-based award transactions, net	—	427	(15)	4	1,948	—	1,952	3,177	5,129
Repurchase and cancellation of common stock	—	(28)	—	—	(287)	—	(287)	—	(287)
Conversion	—	57,283	(57,283)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(98,630)	(98,630)	(954)	(99,584)
Net income (loss)	—	—	—	—	—	20,199	20,199	353	20,552
Balance as of September 30, 2013	—	178,475	57,268	$2,358	$2,115,596	$(712,148)	$1,405,806	$12,905	$1,418,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$20,622	$(22,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	86,654	85,941
Share-based compensation expense	5,129	12,290
Bad debt expense	107	578
Change in fair value of derivative financial instruments	(8,573)	7,815
Changes in operating assets and liabilities:
Receivables and other assets	(13,569)	(4,370)
Accounts payable and accrued liabilities	21,928	6,560
Security deposits, prepaid rent and other liabilities	6,377	(2,460)
Net cash provided by operating activities	118,675	83,803
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(223,839)	(230,636)
Capital expenditures	(16,486)	(18,341)
Issuance of real estate notes receivable	(8,520)	—
Restricted cash, escrow deposits and notes receivable	(2,446)	(4,840)
Release of restricted cash	—	580
Real estate deposits paid	—	(3,810)
Real estate deposits used	—	4,810
Net cash used in investing activities	(251,291)	(252,237)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,558	—
Borrowings on unsecured revolving credit facility	103,000	281,000
Payments on unsecured revolving credit facility	(175,000)	(268,000)
Borrowings on unsecured term loans	—	455,000
Payments on secured real estate term loan and mortgage loans	(155,302)	(106,532)
Deferred financing costs	(3,471)	(6,439)
Derivative financial instrument termination payments	(1,195)	—
Security deposits	967	551
Proceeds from issuance of common stock, net	229,498	—
Repurchase and cancellation of common stock	(287)	(182,397)
Payment of offering costs	—	(2,884)
Dividends	(95,597)	(62,457)
Payment on earnout liability	(92)	(328)
Distributions to noncontrolling interest of limited partners	(1,238)	(231)
Net cash provided by financing activities	198,841	107,283
Net change in cash and cash equivalents	66,225	(61,151)
Cash and cash equivalents - beginning of period	15,956	69,491
Cash and cash equivalents - end of period	$82,181	$8,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$195,115	$183,651
Building and improvements	2,215,513	2,044,113
Lease intangibles	386,801	352,884
Property held for sale, net	21,138	—
	2,818,567	2,580,648
Accumulated depreciation and amortization	(415,615)	(349,118)
Real estate investments, net	2,402,952	2,231,530
Real estate notes receivable	28,520	20,000
Cash and cash equivalents	82,181	15,956
Restricted cash and escrow deposits	20,068	17,623
Receivables and other assets, net	104,996	84,970
Other intangibles, net	41,794	44,011
Non-real estate assets of property held for sale, net	1,009	—
Total assets	$2,681,520	$2,414,090
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt, net	$1,125,792	$1,037,359
Accounts payable and accrued liabilities	86,795	63,443
Derivative financial instruments - interest rate swaps	3,258	9,370
Security deposits, prepaid rent and other liabilities	32,327	24,450
Intangible liabilities, net	11,262	11,309
Total liabilities	1,259,434	1,145,931
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	1,807	1,960
Partners’ Capital:
Limited partners’ capital, 3,053,618 and 3,055,718 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	14,203	11,663
General partners’ capital, 235,743,189 and 214,652,641 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,406,076	1,254,536
Total partners’ capital	1,420,279	1,266,199
Total liabilities and partners’ capital	$2,681,520	$2,414,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$81,906	$76,465	$234,338	$220,222
Interest income from real estate notes receivable and other income	635	1,067	1,874	3,683
Total revenues	82,541	77,532	236,212	223,905
Expenses:
Rental	25,774	25,744	72,235	73,038
General and administrative	5,980	5,164	18,645	16,079
Non-traded REIT	—	350	—	4,197
Acquisition-related	1,403	1,341	3,086	6,633
Depreciation and amortization	29,581	29,228	87,554	87,091
Listing	—	4,751	4,405	17,295
Total expenses	62,738	66,578	185,925	204,333
Income (loss) before other income (expense)	19,803	10,954	50,287	19,572
Other income (expense):
Interest expense:
Interest related to debt	(12,146)	(10,172)	(35,543)	(30,648)
Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	(3,042)	(3,832)	5,125	(10,066)
Debt extinguishment costs	—	—	—	(1,886)
Other income (expense)	10	(24)	28	67
Income (loss) from continuing operations	4,625	(3,074)	19,897	(22,961)
Income from discontinued operations	380	143	725	410
Net income (loss)	$5,005	$(2,931)	$20,622	$(22,551)
Net income attributable to noncontrolling interests	(9)	(20)	(39)	(28)
Net income (loss) attributable to controlling interest	$4,996	$(2,951)	$20,583	$(22,579)
Earnings (losses) per unit attributable to controlling interest - basic:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)
Earnings (losses) per unit attributable to controlling interest - diluted:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)
Weighted average number of units outstanding:
Basic	235,570	221,413	228,188	227,105
Diluted	235,570	221,413	228,188	227,105
Dividends declared per common unit	$0.14	$0.14	$0.43	$0.49
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2011	228,491	$1,567,510	156	$1,417	$1,568,927
Issuance of units under the DRIP	3,362	31,915	—	—	31,915
Redemptions of general partner units	(18,150)	(185,278)	—	—	(185,278)
Share-based award transactions, net	679	6,365	2,875	5,925	12,290
Distributions	—	(111,165)	—	(73)	(111,238)
Net income (loss) attributable to controlling interest	—	(22,588)	—	9	(22,579)
Balance as of September 30, 2012	214,382	$1,286,759	3,031	$7,278	$1,294,037

Balance as of December 31, 2012	214,652	$1,254,536	3,056	$11,663	$1,266,199
Issuance of general partner units	20,707	228,306	—	—	228,306
Redemptions of general partner units	(28)	(287)	—	—	(287)
Share-based award transactions, net	412	1,952	(2)	3,177	5,129
Distributions	—	(98,630)	—	(1,021)	(99,651)
Net income (loss) attributable to controlling interest	—	20,199	—	384	20,583
Balance as of September 30, 2013	235,743	$1,406,076	3,054	$14,203	$1,420,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$20,622	$(22,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	86,654	85,941
Share-based compensation expense	5,129	12,290
Bad debt expense	107	578
Change in fair value of derivative financial instruments	(8,573)	7,815
Changes in operating assets and liabilities:
Receivables and other assets	(13,569)	(4,370)
Accounts payable and accrued liabilities	21,928	6,560
Security deposits, prepaid rent and other liabilities	6,377	(2,460)
Net cash provided by operating activities	118,675	83,803
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(223,839)	(230,636)
Capital expenditures	(16,486)	(18,341)
Issuance of real estate notes receivable	(8,520)	—
Restricted cash, escrow deposits and notes receivable	(2,446)	(4,840)
Release of restricted cash	—	580
Real estate deposits paid	—	(3,810)
Real estate deposits used	—	4,810
Net cash used in investing activities	(251,291)	(252,237)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,558	—
Borrowings on unsecured revolving credit facility	103,000	281,000
Payments on unsecured revolving credit facility	(175,000)	(268,000)
Borrowings on unsecured term loans	—	455,000
Payments on secured real estate term loan and mortgage loans	(155,302)	(106,532)
Deferred financing costs	(3,471)	(6,439)
Derivative financial instrument termination payments	(1,195)	—
Security deposits	967	551
Proceeds from issuance of general partner units, net	229,498	—
Repurchase and cancellation of general partner units	(287)	(182,397)
Payment of offering costs	—	(2,884)
Distributions to general partner	(95,597)	(62,457)
Payment on earnout liability	(92)	(328)
Distributions to limited partners and redeemable noncontrolling interests	(1,238)	(231)
Net cash provided by financing activities	198,841	107,283
Net change in cash and cash equivalents	66,225	(61,151)
Cash and cash equivalents - beginning of period	15,956	69,491
Cash and cash equivalents - end of period	$82,181	$8,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.

1. Organization and Description of Business
Healthcare Trust of America, Inc., a Maryland corporation, and Healthcare Trust of America Holdings, LP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. Healthcare Trust of America, Inc. (“HTA”) operates as a real estate investment trust, or REIT, and is the general partner of Healthcare Trust of America Holdings, LP (“HTALP”) which is the operating partnership. As of September 30, 2013, HTA owned an approximate 98.94% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including long term incentive plan units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debt of HTALP. HTALP holds substantially all of the assets of the Company. HTALP conducts the operations of the business of the Company and is structured as a limited partnership with no publicly traded equity.
HTA is a fully integrated, self-administered and internally managed REIT and conducts substantially all of its operations through HTALP. We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. HTA is one of the largest public REITs focused on medical office buildings in the United States based on gross leasable area, or GLA, and has strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with conservative leverage, and (iii) seek internal growth through proactive asset management, leasing and property management oversight. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.8 billion through September 30, 2013. As of September 30, 2013, our portfolio consisted of 260 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivable secured by medical office buildings.
On June 6, 2012, HTA listed its Class A common stock on the New York Stock Exchange, or the NYSE, or the Listing. In accordance with an amendment to HTA’s charter approved by stockholders on December 20, 2010, all of the common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B common stock is identical to the Class A common stock except that the Class B common stock is not currently listed on a national securities exchange. The shares of the Class B-1 and Class B-2 common stock converted into shares of our Class A common stock on December 6, 2012 and June 6, 2013, respectively, and are now listed on the NYSE. On November 4, 2013, HTA’s Board of Directors announced that the Class B-3 common stock will convert to Class A common stock after the market closes on November 7, 2013 and be eligible for trading on the NYSE.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications
To better present our real estate related balances, we have chosen to break out the details of real estate investments (net) in our balance sheet as opposed to disclosing the details in a footnote. In addition, we have reclassified certain accounts, as further discussed below, in HTA’s previously issued balance sheet to conform to current period presentation. In place leases and tenant relationship intangibles are now included in real estate investments (net) as lease intangibles. In addition, accounts and other receivables (net) have been combined with receivables and other assets (net). None of the revised reclassifications reflect corrections of any amounts. The following table presents the previously reported balances of and the reclassified balances for the impacted line items of the December 31, 2012 balance sheet (in thousands):

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
Real Estate Depreciation
Depreciation expense of buildings and improvements for the three months ended September 30, 2013 and 2012, was $18.9 million and $17.8 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2013 and 2012, was $55.5 million and $53.0 million, respectively.
Listing Expenses
Listing expenses primarily include fees associated with the Listing and share-based compensation expense associated with the long term incentive program, or LTIP, awards that we granted in connection with the Listing.
Noncontrolling Interests
HTA’s net income attributable to noncontrolling interests in its accompanying condensed consolidated statements of operations relate to both noncontrolling interest reflected within equity and redeemable noncontrolling interest of limited partners reflected outside of equity in our accompanying condensed consolidated balance sheets. Limited partner units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s condensed consolidated balance sheets.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2012 Annual Report on Form 10-K for HTA and the Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916).

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
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

3. Business Combinations
For the nine months ended September 30, 2013, we have completed seven acquisitions for an aggregate purchase price of $241.9 million, in addition to closing costs attributable to these acquisitions of $1.4 million. Results of operations for these acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013, for the periods subsequent to the acquisition dates.
The aggregate net purchase price of the 2013 acquisitions was allocated in the amounts set forth in the table below. Due to the recent timing of certain acquisitions, we have not yet finalized our purchase price allocation. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate (in thousands):

2013 Acquisitions	Total
Land	$13,415
Building and improvements	175,039
Below market leasehold interests	1,836
Above market leases	1,987
In place leases	32,205
Tenant relationships	16,541
Below market leases	(1,167)
Above market debt	(241)
Net assets acquired	239,615
Other, net	2,299
Aggregate purchase price	$241,914
The weighted average lives of the above acquired intangible assets and liabilities were 7.4 years and 5.7 years, respectively.
The property acquisitions completed during the nine months ended September 30, 2013, were all cash transactions except for the acquisition on September 20, 2013 and we acquired a 100% ownership interest in each property acquisition. See below for a brief description of each of the acquisitions.

•	On March 11, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $48.7 million.

•	On March 22, 2013, we completed the acquisition of a medical office building located in Bryan - College Station, Texas for $39.8 million.

•	On June 18, 2013, we completed the acquisition of a medical office building located in Atlanta, Georgia for $5.6 million.

•	On July 12, 2013, we completed the acquisition of a medical office property located in Monroeville, Pennsylvania for $15.1 million.

•	On July 29, 2013, we completed the acquisition of a medical office building located in Denver, Colorado for $42.0 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	On August 30, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $27.7 million.

•
On September 20, 2013, we completed the acquisition of a portfolio of medical office buildings located in South Florida for $62.9 million. As part of the acquisition, we assumed approximately $18.0 million of mortgage loans.

In addition, we have entered into two definitive purchase agreements for the acquisition of medical office buildings located in Austin, Texas totaling approximately $30.0 million. The closing of these acquisitions are subject to the satisfaction of customary closing conditions.
The aggregate net purchase price of the 2012 acquisitions was allocated in the amounts set forth in the table below. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate (in thousands):

2012 Acquisitions	Total
Land	$3,809
Building and improvements	214,772
Below market leasehold interests	3,284
Above market leases	4,199
In place leases	23,388
Tenant relationships	19,863
Below market leases	(1,415)
Net assets acquired	267,900
Other, net	287
Aggregate purchase price	$268,187
The weighted average lives of the above acquired intangible assets and liabilities were 14.8 years and 7.5 years, respectively.

4. Real Estate Notes Receivable
Real estate notes receivable includes four promissory notes totaling $20.0 million as of September 30, 2013 and December 31, 2012. The promissory notes are secured by medical office buildings, with interest rates ranging from 10.85% to 10.95% per annum. The weighted average effective interest rate based on the purchase price of the notes was 14.57% per annum as of September 30, 2013. The promissory notes matured on November 1, 2013 and we expect to receive payment on the principal balance or extend the maturity date during the quarter ending December 31, 2013. The promissory notes have sufficient collateral coverage based on the value of the medical office buildings. The promissory notes will continue to accrue interest as the same per annum rates and as of September 30, 2013 all interest payments were current.
In addition, we originated two promissory notes in September 2013 totaling $8.5 million. The promissory notes are secured by medical office buildings in South Florida, each with an interest rate of 7.0% per annum. The properties are being actively marketed for sale and the notes will be repaid upon any sale. The promissory notes mature on October 1, 2016.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of September 30, 2013, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments with respect to our notes receivable. We made no purchases or sales of real estate notes receivable during the nine months ended September 30, 2013.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands, except weighted average remaining amortization period):

	September 30, 2013		December 31, 2012
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$197,185	8.7	$174,615	9.7	Lease intangibles
Tenant relationships	189,616	10.6	178,269	11.6	Lease intangibles
Above market leases	25,878	6.3	25,387	6.9	Other intangibles, net
Below market leasehold interests	29,128	63.9	30,587	69.4	Other intangibles, net
	441,807		408,858
Accumulated amortization	(143,160)		(125,924)
Total	$298,647		$282,934

Liabilities:
Below market leases	$13,548	13.0	$12,823	13.7	Intangible liabilities, net
Above market leasehold interests	3,827	33.3	3,827	34.0	Intangible liabilities, net
	17,375		16,650
Accumulated amortization	(6,113)		(5,341)
Total	$11,262		$11,309
The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization recorded against rental income related to above or below market leases	$417	$470	$1,298	$1,185
Rental expense related to above or below market leasehold interests	89	106	278	413
Amortization expense related to in place leases and tenant relationships	9,955	10,705	29,912	32,151

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accounts and other receivables, net	$19,595	$13,317
Tenant note receivable	3,202	3,287
Deferred financing costs, net	11,395	11,006
Deferred leasing costs, net	12,223	10,554
Lease inducements, net	762	880
Straight-line rent receivables, net	44,861	39,095
Prepaid expenses, deposits, equipment and other	9,302	6,831
Derivative financial instruments - interest rate swaps	3,656	—
Total	$104,996	$84,970
The tenant note receivable is for a loan to a tenant for building improvements. The interest rate thereon is 9.0% per annum and requires monthly principal and interest payments from the tenant through July 2027. As of September 30, 2013, this tenant note receivable is current and we have not provided any allowance for losses, and we have had no impairment with respect to this note receivable.
The following is a summary of amortization of deferred leasing costs, deferred financing costs, and lease inducements for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense related to deferred leasing costs	$686	$568	$1,844	$1,436
Interest expense related to deferred financing costs	805	896	3,030	2,987
Amortization recorded against rental income related to lease inducements	56	54	156	220

7. Assets Held for Sale and Discontinued Operations
During 2013 we classified one of our properties as held for sale as we committed to an approved plan to seek to dispose of the property. The sale of the property is expected to occur within one year. As of December 31, 2012, there were no properties held for sale. The following table represents the major classes of assets and liabilities, and the balance sheet classification as of September 30, 2013 (in thousands):

September 30, 2013
Land	$5,109
Building and improvements, net	15,181
Lease intangibles, net	848
Property held for sale, net	$21,138

Receivables and other assets, net	$1,009
Non-real estate assets of property held for sale, net	$1,009

Security deposits, prepaid rent and other liabilities	$181
Security deposits, prepaid rent and other liabilities	$181

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below reflects the results of operations of the property classified as held for sale, which are included in discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$443	$566	$1,257	$1,697
Expenses:
Rental	63	65	200	216
Depreciation and amortization	—	230	171	688
Total expenses	63	295	371	904
Income before other income (expense)	380	271	886	793
Other income (expense):
Interest expense related to debt	—	(128)	(161)	(383)
Income from discontinued operations	$380	$143	$725	$410

8. Debt
Debt consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Unsecured revolving credit facility	$—	$72,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	300,000	—
Fixed rate mortgages	370,636	382,456
Secured real estate term loan	—	125,500
	1,125,636	1,034,956
Net premium	156	2,403
Total	$1,125,792	$1,037,359
Unsecured Credit Agreement
On March 29, 2012, we entered into an unsecured credit agreement to obtain a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. On March 7, 2013, we executed an amendment to the unsecured credit agreement pursuant to an existing provision therein to increase the principal amount of the unsecured revolving credit facility. This amendment added an additional lender and increased the unsecured revolving credit facility by $75.0 million to $650.0 million. The other existing terms of the unsecured credit agreement were unchanged. The unsecured credit agreement matures on March 29, 2016 and includes a one-year extension option, subject to certain conditions.
The actual amount of credit available under our unsecured credit agreement is a function of certain loan-to-value and debt service coverage ratios. The maximum principal amount may be increased; subject to such additional financing being provided by our existing lenders or new lenders added to the unsecured revolving credit facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% per annum based on our credit rating. We also pay a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2013, the margin associated with borrowings was 1.55% per annum and the facility fee was 0.35% per annum. As of September 30, 2013, no amount was outstanding on our unsecured revolving credit facility.
Borrowings under the $300.0 million unsecured term loan accrue interest equal to adjusted LIBOR plus a margin ranging from 1.30% to 2.25% per annum based on our credit rating. The margin associated with borrowings as of September 30, 2013 was 1.85% per annum. We have interest rate swaps in place that fix the interest rate at 2.95% per annum, based on our current credit rating.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$155.0 million Unsecured Term Loan
On July 20, 2012, we entered into a $155.0 million unsecured term loan that matures on July 19, 2019. The interest rate thereon is equal to LIBOR plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with the borrowings as of September 30, 2013 was 2.00% per annum. We have interest rate swaps in place that fix the interest rate at 3.29% per annum, based on our current credit rating. The maximum principal amount may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 million Unsecured Senior Notes
On March 28, 2013, we issued $300.0 million of unsecured senior notes that mature on April 15, 2023. The unsecured senior notes bear interest at 3.70% per annum payable semi-annually and were offered at 99.186% of the principal amount thereof. The unsecured senior notes include registration rights to the holders, pursuant to which we filed an exchange offer on Form S-4 on October 22, 2013.
Fixed Rate Mortgages
As of September 30, 2013, we had fixed rate mortgages with interest rates ranging from 4.55% to 12.75% per annum and a weighted average interest rate of 5.86% per annum. As part of an acquisition, we assumed two mortgage loans; see Note 3, Business Combinations.
Secured Real Estate Term Loan
On March 28, 2013, we repaid in full the $125.5 million secured real estate term loan. In connection with that repayment, we terminated the secured real estate term loan (and the commitments thereunder) and the related security documents and guarantees. In addition, we terminated the $75.0 million interest rate swap associated with the secured real estate term loan.
Future Debt Maturities
As of September 30, 2013, the principal payments due on our debt for the three months ending December 31, 2013, for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2013	$1,722
2014	6,872
2015	73,128
2016	421,578
2017	99,963
Thereafter	522,373
Total	$1,125,636
The above scheduled debt maturities do not include the available extension under the unsecured credit agreement as discussed above.
We are required by the terms of our applicable credit agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our credit agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios, and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2013, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our credit agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to our stockholders in the event we are in default, except to the extent necessary for HTA to maintain its REIT status.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of September 30, 2013 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(2,490)	Swap	3/29/2017
100,000	LIBOR	0.86	(768)	Swap	6/15/2016
50,000	LIBOR	1.39	882	Swap	7/17/2019
105,000	LIBOR	1.24	2,774	Swap	7/17/2019
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2012 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$17,304	(a)	LIBOR	3.79%	$(459)	Swap	9/28/2013
75,000	(a)	LIBOR	1.07	(659)	Swap	12/31/2013
200,000		LIBOR	1.23	(5,180)	Swap	3/29/2017
100,000		LIBOR	0.86	(1,310)	Swap	6/15/2016
50,000		LIBOR	1.39	(909)	Swap	7/17/2019
105,000		LIBOR	1.24	(853)	Swap	7/17/2019
(a) We terminated the interest rate swaps in March 2013.
As of September 30, 2013 and December 31, 2012, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Receivables and other assets	$3,656	n/a	n/a	Derivative financial instruments	$3,258	Derivative financial instruments	$9,370
There were no derivatives offset in our balance sheet as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, we had derivatives subject to enforceable master netting arrangements which allow for net cash settlement with the respective counterparties (in thousands):

	September 30, 2013			December 31, 2012
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$3,656	$(2,490)	$1,166	$—	$—	$—
Liability derivatives	3,258	(2,490)	768	9,370	—	9,370

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2013 and 2012, the derivative financial instruments had the following effect on our condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest rate swaps	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	$(1,955)	$(2,520)	$8,573	$(7,726)
Interest rate cap	Interest related to derivative financial instruments and net change in fair value of derivative financial instruments	—	—	—	(89)
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2013, there have been no termination events or events of default related to our interest rate swaps, except for our voluntary termination as discussed above.

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

11. Stockholders’ Equity and Partners’ Capital
HTALP’s partnership agreement provides that it will distribute cash flows from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Except for certain LTIP units that have not vested, dividend distributions are made such that a holder of one unit will receive annual dividend distributions from HTALP in an amount equal to the annual dividends paid to the holder of one of HTA’s shares. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of units.
Common Stock Offerings
On January 7, 2013, HTA commenced an equity at-the-market, or ATM, offering of its Class A common stock with an aggregate sales price of up to $250.0 million. During the nine months ended September 30, 2013, HTA issued and sold 20,707,113 shares, at an average price of $11.24 per share. On November 1, 2013, HTA terminated this ATM offering and commenced a new ATM offering of its Class A common stock with an aggregate sales price of up to $300.0 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Dividends
The following are the cash dividends declared by HTA on all Class A and B common stock during 2013:

Declaration Date	Record Date	Amount Per Share	Payment Date
January 18, 2013	March 29, 2013	$0.14375	April 4, 2013
April 26, 2013	June 27, 2013	0.14375	July 3, 2013
August 1, 2013	September 27, 2013	0.14375	October 4, 2013
November 4, 2013	December 27, 2013	0.14375	January 3, 2014
Incentive Plan
Our Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. The service period is generally three or four years. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000. As of September 30, 2013, there were 5,096,100 awards available for grant under the Plan.
Long Term Incentive Program of OP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock.
For the three and nine months ended September 30, 2013, we recognized compensation expense related to LTIP awards of $0.0 million and $3.1 million, respectively, which was recorded in listing expenses. For the three and nine months ended September 30, 2012, we recognized compensation expense related to LTIP awards of $4.5 million and $5.9 million, respectively, which was recorded in listing expenses. As of September 30, 2013, there was approximately $4.5 million of unrecognized expense associated with 450,000 units that will only vest as a result of a change in control. We will not recognize any expense associated with these units until such event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2013:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	2,900,000	$6.25
Granted	—	—
Vested	(2,380,700)	5.56
Forfeited	(2,100)	5.62
Balance as of September 30, 2013	517,200	$9.42
Restricted Common Stock
For the three months ended September 30, 2013, we recognized compensation expense of $0.5 million, which was recorded in general and administrative expenses. For the nine months ended September 30, 2013, we recognized compensation expense of $2.0 million, of which $1.4 million was recorded in general and administrative expenses and $0.6 million was recorded in listing expenses. For the three months ended September 30, 2012, we recognized compensation expense of $0.2 million, which was recorded in general and administrative expenses. For the nine months ended September 30, 2012, we recognized compensation expense of $6.4 million, of which $0.2 million was recorded in general and administrative expenses, $4.7 million was recorded in listing expenses, and $1.5 million was recorded in non-traded REIT expenses.
As of September 30, 2013, there was approximately $4.2 million of unrecognized compensation expense net of estimated forfeitures, related to nonvested shares of restricted common stock which will be recognized over a remaining weighted average period of 2.3 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in our restricted common stock during 2013:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	376,500	$9.98
Granted	475,500	10.56
Vested	(92,500)	10.10
Forfeited	(63,500)	10.00
Balance as of September 30, 2013	696,000	$10.35

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
Assets and Liabilities at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$3,656	$—	$3,656
Total assets at fair value	$—	$3,656	$—	$3,656
Liabilities:
Derivative financial instruments	$—	$3,258	$—	$3,258
Total liabilities at fair value	$—	$3,258	$—	$3,258

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$9,370	$—	$9,370
Total liabilities at fair value	$—	$9,370	$—	$9,370
There have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer.
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables (net), restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The following table sets forth the carrying value and fair value of our real estate notes receivable, tenant note receivable and debt (net) (in thousands):

		September 30, 2013		December 31, 2012
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$28,520	$28,520	$20,000	$20,000
Tenant note receivable	2	3,202	3,098	3,287	3,337
Debt, net	2	1,125,792	1,149,460	1,037,359	1,087,168

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Per Share Data
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and nine months ended September 30, 2013 and 2012, all of our earnings were distributed and the calculated earnings (losses) per share amount would be the same for all classes.
For the three and nine months ended September 30, 2012, approximately 156,000 shares of HTA were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings (losses) per share of HTA (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations attributable to controlling interest	$4,443	$(3,095)	$19,474	$(22,998)
Discontinued operations	380	143	725	410
Net income (loss) attributable to controlling interest	$4,823	$(2,952)	$20,199	$(22,588)
Denominator:
Weighted average number of shares outstanding - basic	232,514	218,264	225,132	225,501
Dilutive shares	2,509	—	1,639	—
Weighted average number of shares outstanding - diluted	235,023	218,264	226,771	225,501
Earnings (losses) per share attributable to controlling interest - basic:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)
Earnings (losses) per share attributable to controlling interest - diluted:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Per Unit Data
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings (losses) per unit of HTALP (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations attributable to controlling interest	$4,616	$(3,094)	$19,858	$(22,989)
Discontinued operations	380	143	725	410
Net income (loss) attributable to controlling interest	$4,996	$(2,951)	$20,583	$(22,579)
Denominator:
Weighted average number of units outstanding - basic	235,570	221,413	228,188	227,105
Dilutive units	—	—	—	—
Weighted average number of units outstanding - diluted	235,570	221,413	228,188	227,105
Earnings (losses) per unit attributable to controlling interest - basic:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)
Earnings (losses) per unit attributable to controlling interest - diluted:
Continuing operations	$0.02	$(0.01)	$0.09	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.02	$(0.01)	$0.09	$(0.10)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Interest paid	$27,743	$30,681
Income taxes paid	904	840

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$2,227	$1,508
Note receivable included in the consideration for the acquisition of a building	—	37,264
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisition of operating properties:
Debt	$17,982	$—
Financing Activities:
Issuances under the DRIP	$—	$31,915
Dividend distributions declared, but not paid, including under the DRIP	34,238	30,959
Offering costs transferred to equity/partners’ capital	1,192	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. (“HTA”) and Healthcare Trust of America Holdings, LP (“HTALP”) collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report on Form 10-K for HTA and the Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916). Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of September 30, 2013 and December 31, 2012, together with results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms such as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A “Risk Factors” in the 2012 Annual Report on Form 10-K for HTA and “Risk Factors” in the Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916), which are incorporated herein by reference.
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

Overview and Background
HTA is a fully integrated, self-administered and internally managed REIT and conducts substantially all of its operations through HTALP. We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. HTA is one of the largest public REITs focused on medical office buildings in the United States based on GLA, and has strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality on-campus medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with low leverage, and (iii) seek internal growth through proactive asset management, leasing and property management. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $2.8 billion through September 30, 2013. As of September 30, 2013, our portfolio consisted of 260 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivable secured by medical office buildings. Our portfolio is comprised of approximately 13.6 million square feet of GLA, with an occupancy rate of approximately 91.4%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 13% of the total GLA as of September 30, 2013. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Indianapolis, Indiana; Albany, New York; Houston, Texas; Atlanta, Georgia; Dallas, Texas; Boston, Massachusetts; Miami, Florida; and Denver, Colorado.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2013, we had net income of $5.0 million, compared to a net loss of $2.9 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we had net income of $20.6 million, compared to a net loss of $22.6 million for the nine months ended September 30, 2012.

•
HTA’s normalized funds from operations, or Normalized FFO, was $0.16 per diluted share or $37.9 million, and $0.16 per diluted share or $35.4 million, for the three months ended September 30, 2013 and 2012, respectively. HTALP’s Normalized FFO was $0.16 per diluted unit or $37.9 million, and $0.16 per diluted unit or $35.4 million, for the three months ended September 30, 2013 and 2012, respectively.

For a reconciliation of Normalized FFO to net income or loss attributable to controlling interest and an explanation why we present this non-GAAP financial measure, see “Funds from Operations and Normalized Funds from Operations” below.

•
For the three months ended September 30, 2013, our total revenue increased 6.5%, or $5.0 million, to $82.5 million, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, our total revenue increased 5.5%, or $12.3 million, to $236.2 million, as compared to the nine months ended September 30, 2012.

•
For the three months ended September 30, 2013, our net operating income, or NOI, increased 9.3%, or $4.9 million, to $57.1 million, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, NOI increased 8.3%, or $12.7 million, to $165.0 million, as compared to the nine months ended September 30, 2012.

For a reconciliation of NOI to net income or loss and an explanation why we present this non-GAAP financial measure, see “NOI, Cash NOI and Same-Property Cash NOI” below.

•
For the three months ended September 30, 2013, our Same-Property Cash NOI increased 3.2%, or $1.6 million, to $50.3 million, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, our Same-Property Cash NOI increased 3.0%, or $3.9 million, to $134.8 million, as compared to the nine months ended September 30, 2012.

For a reconciliation of Same-Property Cash NOI to net income or loss and an explanation why we present this non-GAAP financial measure, see “NOI, Cash NOI and Same-Property Cash NOI” below.

Internal Growth through Proactive Asset Management, Leasing and Property Management

•
Our portfolio of 13.6 million square feet of GLA is focused on strategically located, on-campus or aligned medical office buildings in locations with high barriers to entry. As of September 30, 2013, approximately 96% of our portfolio, based on GLA, is located on, or aligned with, campuses of nationally and regionally recognized healthcare systems.

•
Investment grade rated tenants as a percent of annualized base rent was approximately 40% at September 30, 2013. We continue to focus on building relationships with strong tenants and health systems that are leaders in their markets. As of September 30, 2013, approximately 56% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.

•	As of September 30, 2013, our in-house property management and leasing platform operated 11.8 million square feet, or 86% of our current GLA.

•
The occupancy rate on our portfolio of properties, including month-to-month leases and leases that have been executed, but which have not yet commenced, was approximately 91.4% as of September 30, 2013. Tenant retention for the portfolio was approximately 82% for the quarter and 84% for the year-to-date, which we believe is indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Relationship-Focused Growth Strategy
We have been one of the most active investors in the medical office sector over the last 6 years and have developed significant industry relationships with health systems, physician practices, and regional medical office developers and management firms. These relationships are the source of the majority of our opportunities, including more than 80% of our 2013 acquisitions.

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

•
On July 12, 2013, we completed the acquisition of a medical office property located in Monroeville, Pennsylvania for $15.1 million. This building is approximately 116,000 square feet and was 98% leased at acquisition.

•
On July 29, 2013, we completed the acquisition of a medical office building located in Denver, Colorado for $42.0 million. This building is approximately 115,000 square feet and was 95% leased at acquisition.

•
On August 30, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $27.7 million. This building is approximately 91,000 square feet and was 100% leased at acquisition.

•
On September 20, 2013, we completed the acquisition of a portfolio of medical office buildings located in South Florida for $62.9 million. This portfolio is approximately 428,000 square feet and was 88% leased at acquisition.

Financial Strategy and Balance Sheet Flexibility

•
In January 2013, HTA launched a $250.0 million equity ATM offering of its Class A common stock. During the nine months ended September 30, 2013, HTA issued and sold approximately 20.7 million shares, at an average price of $11.24 per share. On November 1, 2013, HTA terminated this ATM offering program and commenced a new ATM offering of its Class A common stock with an aggregate sales price of up to $300.0 million.

•
As of September 30, 2013, we had total liquidity of $732.2 million, including cash and cash equivalents of $82.2 million and $650.0 million available on our unsecured revolving credit facility. Our leverage ratio of total debt to total capitalization was 31.0%.

Corporate Strategies
Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our asset management strategy focuses on achieving internal growth through initiatives to lease vacant space and increase rental rates while maximizing operating efficiencies at our properties. Specific components of our overall strategy include:

•
migrating our properties toward our in-house property management and leasing platform in geographic areas where we have significant portfolio concentrations and can achieve the necessary scale (approximately 86% of our total GLA was managed internally at September 30, 2013);

•
leveraging and proactively partnering with property management and leasing companies with local market expertise in certain circumstances where our in-house property management platform is not currently active;

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
We believe that we are well-positioned for future rental growth in our medical office buildings. We believe that we will be able to generate cash flow growth through the leasing of vacant space in our medical office buildings as well as rent increases, particularly due to the limited supply of medical office space, the recovering economy and the general reluctance of medical office building tenants to move or relocate because of the desire to remain close to nationally or regionally affiliated healthcare systems. As of September 30, 2013, our occupancy rate was approximately 91.4%, including month-to-month leases and leases that we have executed, but which have not yet commenced.
Achieve Growth through Targeted Acquisitions
We plan to continue to focus primarily on mid-sized acquisitions, in the $25 million to $75 million range, of high-quality medical office buildings in our target markets as discussed above. We also have completed larger acquisitions from time to time and expect to continue to do so in the future when attractive opportunities emerge. In particular, we seek to acquire properties that have the following attributes:

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
Leverage and Expand Our Strategic Relationships to Generate New Opportunities
In order to access acquisition opportunities for our future growth, we plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, which have traditionally provided us with valuable sources of potential investment opportunities. We have significant relationships with large and nationally recognized healthcare systems such as Ascension Health, Banner Health, Deaconess Health System, Forest Park Medical Center, Greenville Hospital System, Highmark, Hospital Corporation of America, Indiana University Health, Piedmont Healthcare, Steward Health Care System, Tenet Healthcare and Wellmont Health System. We also have significant relationships with local and regional developers which we believe stems from the fact that we are not in the development business and, thus, the developers consider us safe and non-conflicted partners with whom they can do business. Through these relationships, we believe that we have developed a reputation of reliability and trustworthiness that produces high tenant satisfaction. In this regard, approximately 73% of our acquisitions since January 2009, based on purchase price, were sourced directly from hospitals and developers. We intend to continue building upon our existing relationships with healthcare systems to establish long-term lease arrangements, and to develop other strategic alignments with new healthcare systems with whom we have not done business.

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
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part II, Item 1A of this report and the risk factors previously disclosed in Part I, Item 1A in our 2012 Annual Report on Form 10-K for HTA and in the Registration Statement for Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916), that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
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
Acquisitions
During the nine months ended September 30, 2013, we completed seven acquisitions for an aggregate purchase price of $241.9 million. The amount of additional acquisitions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2013 and 2012
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of geographically diverse properties that we owned and operated. As of September 30, 2013, we owned and operated 260 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 13.6 million square feet of GLA. As of September 30, 2012, we owned and operated 246 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.5 million square feet of GLA. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three months ended September 30, 2013 and 2012, rental income attributable to our properties was $81.9 million and $76.5 million, respectively. For the three months ended September 30, 2013, rental income was comprised of contractual rental income of $79.5 million, straight-line rent of $2.1 million and other operating revenue of $0.3 million. For the three months ended September 30, 2012, rental income was comprised of contractual rental income of $73.9 million, straight-line rent of $2.4 million and other operating revenue of $0.2 million. This increase in rental income is primarily due to the increase in the number of properties in our portfolio and leasing activity.
For the nine months ended September 30, 2013 and 2012, rental income attributable to our properties was $234.3 million and $220.2 million, respectively. For the nine months ended September 30, 2013, rental income was comprised of contractual rental income of $227.4 million, straight-line rent of $6.1 million and other operating revenue of $0.8 million. For the nine months ended September 30, 2012, rental income was comprised of contractual rental income of $211.5 million, straight-line rent of $7.8 million and other operating revenue of $0.9 million. This increase in rental income is primarily due to the increase in the number of properties in our portfolio and leasing activity.

Rental Expenses
For the three months ended September 30, 2013 and 2012, rental expenses attributable to our properties were $25.8 million and $25.7 million, respectively. For the nine months ended September 30, 2013 and 2012, rental expenses attributable to our properties were $72.2 million and $73.0 million, respectively. This decrease in rental expenses for the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to decreased operating expenses as the result of transitioning additional properties to our in-house asset management platform and the movement of certain operating expenses to direct tenant obligations, partially offset by the increase in the number of properties in our portfolio.
General and Administrative Expenses
For the three months ended September 30, 2013 and 2012, general and administrative expenses were $6.0 million and $5.2 million, respectively. For the nine months ended September 30, 2013 and 2012, general and administrative expenses were $18.6 million and $16.1 million, respectively. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others.  The increase in general and administrative expenses for both the three and nine months ended September 30, 2013, as compared to the same periods in 2012, is primarily related to certain expenses associated with our transition to a publicly traded company and some additional expense associated with our leasing teams.
Non-Traded REIT Expenses
We had no non-traded REIT expenses during the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, non-traded REIT expenses were $0.4 million and $4.2 million, respectively. Non-traded REIT expenses included stockholder services costs and share-based compensation expense attributable to our executives and Board of Directors, as these awards were applicable to past services relative to our non-traded REIT status.
Acquisition-Related Expenses
For the three months ended September 30, 2013 and 2012, acquisition-related expenses were $1.4 million and $1.3 million, respectively. For the nine months ended September 30, 2013 and 2012, acquisition-related expenses were $3.1 million and $6.6 million, respectively. The decrease in acquisition-related expenses for the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to certain acquisition related payments in 2012.
Depreciation and Amortization Expense
For the three months ended September 30, 2013 and 2012, depreciation and amortization expense was $29.6 million and $29.2 million, respectively. For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense was $87.6 million and $87.1 million, respectively. This increase in depreciation and amortization expense for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, is primarily due to the increase in our portfolio. The increase during the nine months ended September 30, 2013 is partially offset by the acceleration of certain lease intangibles during 2012.
Listing Expenses
For the three months ended September 30, 2012, listing expenses were $4.8 million. We had no listing expenses for the three months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, listing expenses were $4.4 million and $17.3 million, respectively. Listing expenses primarily included professional fees and share-based compensation expense associated with the LTIP awards that were granted in connection with the Listing. Listing expenses were higher during the three and nine months ended September 30, 2012, as compared to the same periods in 2013, as result of the Listing in June 2012.

Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and net change in the fair value of derivative financial instruments for the three and nine months ended September 30, 2013 and 2012, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense related to our debt	$10,736	$8,845	$30,758	$26,131
Amortization of deferred financing costs and debt discount/premium	809	813	2,992	2,848
Unused credit facility fees	601	514	1,793	1,669
Total	12,146	10,172	35,543	30,648
Interest expense related to our derivative financial instruments	1,087	1,312	3,448	2,251
Net (gain) loss on change in fair value of derivative financial instruments	1,955	2,520	(8,573)	7,815
Total	3,042	3,832	(5,125)	10,066
Total interest expense and net change in fair value of derivative financial instruments	$15,188	$14,004	$30,418	$40,714
Total interest expense and net change in the fair value of derivative financial instruments increased during the three months ended September 30, 2013, as compared to the same period 2012, primarily due to the increase in net debt. Total interest expense and net change in the fair value of derivative financial instruments decreased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the net change in the fair value of derivative financial instruments, partially offset due to the increase in net debt. During the nine months ended September 30, 2013, the fair market value of our derivatives increased $8.6 million, as compared to net decreases of $7.8 million during 2012. This was primarily the result of a higher LIBOR yield curve during 2013, which favorably impacted the fair market value. Net debt increased by $125.3 million from September 2012 to September 2013.
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
Debt Extinguishment Costs
For the nine months ended September 30, 2012, debt extinguishment costs were $1.9 million as a result of the early retirement of certain mortgage loans in the second quarter of 2012. There were no debt extinguishment costs during 2013.
Funds from Operations and Normalized Funds from Operations
We compute funds from operations, or FFO, in accordance with the current standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO, as net income or loss attributable to controlling interests (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment write-downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to controlling interest.
Our methodology for calculating FFO may be different from methods utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund all of our needs. FFO should be reviewed in connection with other GAAP measurements.

We also compute Normalized FFO, which excludes from FFO acquisition-related expenses, listing expenses, net change in fair value of derivative financial instruments, noncontrolling income from partnership units included in diluted shares (only applicable to HTA), transitional expenses, acceleration of deferred financing costs, escrow settlement revenue, debt extinguishment costs and other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITS and, accordingly, may not be comparable to such other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of our financial performance or to cash flows from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts are generally the same for HTALP and HTA, except for net income or loss attributable to controlling interest, noncontrolling income from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares or units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income or loss attributable to controlling interest for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to controlling interest	$4,823	$(2,952)	$20,199	$(22,588)
Depreciation and amortization expense (including amounts in discontinued operations)	29,581	29,458	87,725	87,779
FFO	$34,404	$26,506	$107,924	$65,191
FFO per share - basic	$0.15	$0.12	$0.48	$0.29
FFO per share - diluted	$0.15	$0.12	$0.48	$0.29
Acquisition-related expenses	1,403	1,341	3,086	6,633
Listing expenses	—	4,751	4,405	17,295
Net (gain) loss on change in fair value of derivative financial instruments	1,955	2,520	(8,573)	7,815
Noncontrolling income from partnership units included in diluted shares	173	1	384	9
Transitional expenses	—	350	—	2,054
Acceleration of deferred financing costs	—	—	590	415
Escrow settlement revenue	—	—	—	(350)
Debt extinguishment costs	—	—	—	1,886
Other normalizing items	(4)	(54)	(36)	81
Normalized FFO	$37,931	$35,415	$107,780	$101,029
Normalized FFO per share - basic	$0.16	$0.16	$0.48	$0.45
Normalized FFO per share - diluted	$0.16	$0.16	$0.48	$0.45
Weighted average number of shares outstanding - basic	232,514	218,264	225,132	225,501
Weighted average number of shares outstanding - diluted	235,023	218,420	226,771	225,657

The following is the reconciliation of HTLPA’s FFO and Normalized FFO to net income or loss attributable to controlling interest for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to controlling interest	$4,996	$(2,951)	$20,583	$(22,579)
Depreciation and amortization expense (including amounts in discontinued operations)	29,581	29,458	87,725	87,779
FFO	$34,577	$26,507	$108,308	$65,200
FFO per unit - basic	$0.15	$0.12	$0.47	$0.29
FFO per unit - diluted	$0.15	$0.12	$0.47	$0.29
Acquisition-related expenses	1,403	1,341	3,086	6,633
Listing expenses	—	4,751	4,405	17,295
Net (gain) loss on change in fair value of derivative financial instruments	1,955	2,520	(8,573)	7,815
Transitional expenses	—	350	—	2,054
Acceleration of deferred financing costs	—	—	590	415
Escrow settlement revenue	—	—	—	(350)
Debt extinguishment costs	—	—	—	1,886
Other normalizing items	(4)	(54)	(36)	81
Normalized FFO	$37,931	$35,415	$107,780	$101,029
Normalized FFO per unit - basic	$0.16	$0.16	$0.47	$0.44
Normalized FFO per unit - diluted	$0.16	$0.16	$0.47	$0.44
Weighted average number of units outstanding - basic	235,570	221,413	228,188	227,105
Weighted average number of units outstanding - diluted	235,570	221,413	228,188	227,105
NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP), generated from our total portfolio of properties before general and administrative expenses, non-traded REIT expenses, acquisition-related expenses, depreciation and amortization expense, listing expenses, interest expense and net change in fair value of derivative financial instruments, debt extinguishment costs and other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. NOI should be reviewed in connection with other GAAP measurements.
Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired below and above market leases and other non-cash and normalizing items. We believe that Cash NOI provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “same-property.” Same-property amounts are calculated as the amounts attributable to all properties which have been owned and operated by us during the entire span of all periods reported, excluding properties held for sale. Therefore, any properties acquired after the first day of the earlier comparison period and any real estate notes receivable interest income are excluded from same properties. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.

The following is the reconciliation of HTA’s and HTLPA’s NOI, Cash NOI and Same-Property Cash NOI to net income or loss for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$5,005	$(2,931)	$20,622	$(22,551)
General and administrative expenses	5,980	5,164	18,645	16,079
Non-traded REIT expenses	—	350	—	4,197
Acquisition-related expenses	1,403	1,341	3,086	6,633
Depreciation and amortization expense (including amounts in discontinued operations)	29,581	29,458	87,725	87,779
Listing expenses	—	4,751	4,405	17,295
Interest expense and net change in fair value of derivative financial instruments (including amounts in discontinued operations)	15,188	14,132	30,579	41,097
Debt extinguishment costs	—	—	—	1,886
Other (income) expense	(10)	24	(28)	(67)
NOI	$57,147	$52,289	$165,034	$152,348
Straight-line rent adjustments, net	(1,565)	(1,898)	(4,934)	(6,462)
Amortization of acquired below and above market leases, net	506	576	1,576	1,598
Other non-cash and normalizing items	(231)	(129)	(513)	(382)
Cash NOI	$55,857	$50,838	$161,163	$147,102
Notes receivable interest income	(562)	(946)	(1,654)	(3,618)
Non Same-Property Cash NOI	(4,976)	(1,153)	(24,677)	(12,588)
Same-Property Cash NOI	$50,319	$48,739	$134,832	$130,896
Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt and equity to conduct our activities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our unsecured revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. As of September 30, 2013, we had $650.0 million available on our unsecured revolving credit facility. In January 2013, HTA commenced an equity ATM offering of its Class A common stock with an aggregate sales price of up to $250.0 million. During the nine months ended September 30, 2013, approximately 20.7 million shares were issued and sold, at an average price of $11.24 per share. On November 1, 2013, HTA terminated this ATM offering program and commenced a new ATM offering of its Class A common stock with an aggregate sales price of up to $300.0 million. Pursuant to HTALP’s partnership agreement, each time that HTA issues shares of Class A common stock pursuant to an equity offering, HTALP issues to HTA an equal number of partnership units in HTALP and HTA contributes the net proceeds of such offerings to HTALP. In March 2013, we issued $300.0 million of unsecured senior notes bearing interest at 3.70% per annum, payable semi-annually, which were offered at 99.186% of the principal amount thereof.
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

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a credit facility or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds from sales of other investments, operating cash generated by other investments, or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
As of September 30, 2013, we estimate that our expenditures for capital improvements for the remaining three months of 2013 will range from approximately $4.0 million to $6.0 million depending on leasing activity. As of September 30, 2013, we had $10.0 million of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of September 30, 2013, we had $1.7 million of debt maturing during the last three months of the year. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility, and any possible future debt or equity offerings to fund these debt maturities. As of September 30, 2013, we had cash and cash equivalents of $82.2 million and $650.0 million available on our unsecured revolving credit facility. Additionally, as of September 30, 2013, we had unencumbered properties with a gross book value of approximately $2.1 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Cash and cash equivalents - beginning of period	$15,956	$69,491	$(53,535)
Net cash provided by operating activities	118,675	83,803	34,872
Net cash used in investing activities	(251,291)	(252,237)	946
Net cash provided by financing activities	198,841	107,283	91,558
Cash and cash equivalents - end of period	$82,181	$8,340	$73,841
Net cash provided by operating activities increased in 2013 primarily due to the $268.7 million of completed acquisitions since September 30, 2012 and the costs incurred in 2012 associated with the Listing. We anticipate cash flows from operating activities to increase with contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the nine months ended September 30, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $223.8 million and capital expenditures of $16.5 million. For the nine months ended September 30, 2012, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $230.6 million and capital expenditures of $18.3 million. We anticipate cash flows used in investing activities to increase as we purchase more properties.

For the nine months ended September 30, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and from the net proceeds of shares of Class A common stock issued through the ATM of $229.5 million, partially offset by payments on our secured real estate term loan and mortgage loans of $155.3 million, net payments on our unsecured revolving credit facility of $72.0 million, and dividends to our common stockholders of $95.6 million. For the nine months ended September 30, 2012, net cash provided by financing activities primarily related to borrowings on our unsecured term loan of $455.0 million, partially offset by payment on our mortgage loans of $106.5 million, dividends to our common stockholders of $62.5 million, and repurchase of common stock of $182.4 million.
Dividends
The amount of dividends HTA pays to its stockholders is determined by its Board of Directors, at its sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. HTA has paid dividends monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the dividend distribution requirement. HTA’s organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend HTA pays to its stockholders is equal to the distributions received from HTALP according to the terms of HTALP’s partnership agreement.
In May 2012, HTA’s Board of Directors determined that it was in the best interest of our stockholders to pay quarterly dividends at an annualized rate of $0.575 per share. It is HTA’s intent to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and HTA cannot guarantee the timing and amount of dividends paid in the future, if any.
For the nine months ended September 30, 2013, HTA paid cash dividends of $95.6 million. On October 4, 2013, HTA paid cash dividends of $33.9 million holders of Class A and B common stock for the quarter ending September 30, 2013. On November 4, 2013, HTA’s Board of Directors authorized a quarterly cash dividend to be paid on January 3, 2014 to stockholders of record on December 27, 2013. This dividend of $0.14375 per share will be paid on both Class A and B common stock of HTA.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will approximate between 35% and 45% of all of our properties’ and real estate notes receivables’ combined values, as determined at the end of each calendar year. For these purposes, the value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2013, our leverage ratio of total debt to total capitalization was 31.0%.
As of September 30, 2013, we had net debt outstanding of $1.1 billion and the weighted average interest rate inclusive of the impact of our interest rate swaps, was 4.16% per annum. The following is a summary of our unsecured and secured debt. See Note 8, Debt, to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
In March 2013, we executed an amendment to our unsecured revolving credit agreement pursuant to an existing provision and increased the amount available under our unsecured revolving credit facility by $75.0 million to $650.0 million. As of September 30, 2013, $650.0 million was available on the unsecured revolving credit facility. The unsecured revolving credit facility matures in March 2016 and includes a one-year extension, subject to certain conditions.
Unsecured Term Loans
As of September 30, 2013, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in March 2016 and $155.0 million matures in July 2019. The amount maturing in March 2016 includes a one-year extension, subject to certain conditions.
Unsecured Senior Notes
In March 2013, we issued $300.0 million of unsecured senior notes that mature in April 2023. The $300.0 million of unsecured senior notes bear interest at 3.70% per annum, payable semi-annually, and were offered at 99.186% of the principal amount thereof.

Secured Real Estate Term Loan and Mortgage Loans
In March 2013, we repaid in full and terminated our $125.5 million secured real estate term loan. During the nine months ended September 30, 2013, we made principal payments of $29.8 million on our mortgage loans and we have $1.7 million of principal payments due the last three months of 2013. In September 2013, we assumed $18.0 million of mortgage loans as part of an acquisition.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2012 Annual Report on Form 10-K for HTA and Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916). There have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K for HTA and Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916).
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
Debt Service Requirements
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements. As of September 30, 2013, we believe that we were in compliance with all such covenants and reporting requirements on our debt.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2013, we had no off-balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2012 Annual Report on Form 10-K for HTA and Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916).
The table below presents, as of September 30, 2013, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$1,722	$6,872	$73,128	$121,578	$99,963	$367,373	$670,636
Weighted average interest rate on fixed rate debt (per annum)	5.46%	5.40%	5.38%	5.15%	5.91%	4.20%	4.90%
Variable rate debt	$—	$—	$—	$300,000	$—	$155,000	$455,000
Weighted average interest rate on variable rate debt based on forward rates in effect as of September 30, 2013 (per annum)	—%	—%	—%	3.82%	—%	5.32%	3.07%
Our total debt was $1.1 billion (excluding net discount) as of September 30, 2013. We had fixed and variable rate debt with interest rates ranging from 2.03% to 12.75% per annum and a weighted average interest rate of 3.76% per annum as of September 30, 2013. We had $670.6 million (excluding net discount) of fixed rate debt, or 59.6% of total debt, at a weighted average interest rate of 4.90% per annum and $455.0 million of variable rate debt, or 40.4% of total debt, at a weighted average interest rate of 2.08% per annum as of September 30, 2013.
As of September 30, 2013, the fair value of our fixed rate debt was $692.9 million and the fair value of our variable rate debt was $456.5 million based upon prevailing market rates as of September 30, 2013.
As of September 30, 2013, we had interest rate swaps outstanding that effectively fix $455.0 million of variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 3.07% per annum.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures
Healthcare Trust of America, Inc. (“HTA”)
HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including HTA’s Chief Executive Officer and Chief Financial Officer, who serve as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2013, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, HTA’s internal control over financial reporting.
Healthcare Trust of America Holdings, LP (“HTALP”)
HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including HTA’s Chief Executive Officer and Chief Financial Officer, who serve as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2013, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, HTALP’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any material legal proceedings.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K for HTA and Registration Statement on Form S-4 for HTALP, as amended, that was declared effective by the SEC on October 22, 2013 (File No. 333-190916).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2013, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	—	$—	—	(2)
August 1, 2013 to August 31, 2013	—	—	—	(2)
September 1, 2013 to September 30, 2013	1,573	10.30	—	(2)
____________________

(1)	Purchases represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the closing price of our Class A common stock on the NYSE.

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

HEALTHCARE TRUST OF AMERICA, INC.

Date:	November 5, 2013	By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	November 5, 2013	By:	/s/ Kellie S. Pruitt
Kellie S. Pruitt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

		By:	HEALTHCARE TRUST OF AMERICA, INC.,
its General Partner

Date:	November 5, 2013	By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date:	November 5, 2013	By:	/s/ Kellie S. Pruitt
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.