Form 10-K
period 2013-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2014-02-25
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35568 (Healthcare Trust of America, Inc.)
Commission File Number: 333-190916 (Healthcare Trust of America Holdings, LP)
HEALTHCARE TRUST OF AMERICA, INC.
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
(Exact name of registrant as specified in its charter)

Maryland (Healthcare Trust of America, Inc.)	20-4738467
Delaware (Healthcare Trust of America Holdings, LP)	20-4738347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (480) 998-3478
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Healthcare Trust of America, Inc.	☒ Yes	☐ No
Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Healthcare Trust of America, Inc.	☐ Yes	☒ No
Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
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

Healthcare Trust of America, Inc.	Large-accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Healthcare Trust of America Holdings, LP	Large-accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Healthcare Trust of America, Inc.	☐ Yes	☒ No
Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 28, 2013, the last business day of the most recently completed second fiscal quarter, was approximately $1,879,465,000, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 19, 2014, there were 237,291,846 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This report combines the Annual Reports on Form 10-K for the year ended December 31, 2013 of Healthcare Trust of America, Inc., a Maryland corporation, and Healthcare Trust of America Holdings, LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “the Company” or “our Company” refer to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.
Healthcare Trust of America, Inc. (“HTA”) operates as a real estate investment trust, or REIT, and is the general partner of Healthcare Trust of America Holdings, LP (“HTALP”). As of December 31, 2013, HTA owned a 98.94% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long term incentive plan, or LTIP, units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with Securities and Exchange Commission filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and has no publicly traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units, HTALP generates the capital required through its operations, and by direct or indirect incurrence of indebtedness or through the issuance of partnership units.
Redeemable noncontrolling interests of limited partners, stockholders’ equity and partners’ capital are the primary areas of difference between the consolidated financial statements of HTA and HTALP. Limited partner units in HTALP are accounted for as partners’ capital in HTALP’s consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital is due to the differences in the equity issued by HTA and HTALP, respectively.
The Company believes combining the Annual Reports on Form 10-K of HTA and HTALP, including the notes to the consolidated financial statements, into this single report results in the following benefits:

•	enhances stockholders’ understanding of HTA and HTALP by enabling stockholders to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both HTA and HTALP; and

•	creates time and cost efficiencies through the preparation of a single combined report instead of two separate reports.
In order to highlight the material differences between HTA and HTALP, this report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the market for registrant’s common equity, related stockholder matters and issuer purchase of equity securities in Item 5 of this report;

•	the selected financial data in Item 6 of this report;

•	the funds from operations and normalized funds from operations in Item 7 of this report;

•	the controls and procedures in Item 9A of this report;

•	the consolidated financial statements in Item 15 of this report;

•
certain accompanying notes to the consolidated financial statements, including Note 3 - Business Combinations, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, Note 14 - Per Unit Data of HTALP, Note 18 - Selected Quarterly Financial Data of HTA and Note 19 - Selected Quarterly Financial Data of HTALP;

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report; and

•	the statement regarding the computation of the ratio of earnings to fixed charged included as Exhibit 12.1 to this report.
In the sections of this report that combine disclosure for HTA and HTALP, this report refers to actions or holdings as being actions or holdings of the Company. Although HTALP (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets, and issues or incurs debt, management believes this presentation is appropriate for the reasons set forth above and because the business of the Company is a single integrated enterprise operated through HTALP.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I
Item 1. Business
BUSINESS OVERVIEW
Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006.
HTA is a real estate investment trust, or REIT, and one of the largest dedicated owners and operators of medical office buildings in the United States. Our primary objective is to generate stockholder value through consistent and growing dividends and appreciation of real property value. The Company has invested approximately $3.0 billion to form a portfolio of predominately medical office buildings located in core, critical locations in key markets throughout the United States that we believe are positioned to provide healthcare services over the long term.
We invest in medical office buildings because we believe they provide stable cash flows with relatively low vacancy risk, while still allowing for potentially higher returns through their exposure to the fast growing healthcare sector. Healthcare is the fastest growing segment of the U.S. economy with expenditures expected to grow 5.9% per annum and account for 19.2% of gross domestic product, or GDP, by 2020 according to the U.S. Centers for Medicare & Medicaid Services. Similarly, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue through 2020. These high levels of demand are driven by the aging of the U.S. population and the long term impact of the Affordable Care Act. As importantly, these healthcare services are increasingly being provided in the lower cost and more convenient outpatient settings such as medical office buildings.
As of December 31, 2013, our portfolio consisted of 14.1 million square feet of gross leasable area, or GLA. Approximately 96% of our portfolio is located on the campuses of or affiliated with nationally or regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, the portfolio is primarily concentrated within major U.S. metropolitan areas that we believe will grow economically and demographically over the coming years.
Our principal executive offices are located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254 and our telephone number is (480) 998-3478. We maintain a web site at www.htareit.com at which you may find additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the Securities Exchange Commission, or the SEC. They are also available in hard copy to any stockholder upon request.
HIGHLIGHTS

•
During the year ended December 31, 2013, we acquired $397.8 million of high quality medical office buildings, representing an expansion of almost 15% by investment, based on purchase price. These acquisitions totaled approximately 1.5 million square feet of GLA. These properties are located in the key markets of Dallas, Denver, Miami, Tampa and West Palm Beach.

•	In 2013, we consistently achieved Same-Property Adjusted NOI growth of 3% or more each quarter.

•
In December 2013, our credit rating was upgraded which decreased the interest rate on our variable rate term loans and revolving credit facility. Taking into account the January 2014 amendment to the unsecured credit agreement, the total interest expense savings based on the current outstanding balances on these facilities is expected to be approximately $2.5 million in 2014.

•	During 2013, HTA generated returns that exceeded the SNL US REIT Healthcare Index by approximately 1,100 basis points and the MSCI US REIT (RMS) Index by approximately 230 basis points.

•	During 2013, we declared cash dividends of $0.575 per share that were paid to stockholders in equal quarterly installments.

•
During the year ended December 31, 2013, HTA issued and sold approximately 21.9 million shares of Class A common stock at an average price of $11.22 per share under HTA’s equity at-the-market, or ATM, program.

•	In March 2013, we issued and sold $300.0 million of 10-year unsecured senior notes at a rate of 3.70% per annum.

•	In November 2013, the last of HTA’s shares of Class B common stock converted to shares of Class A common stock, providing full liquidity to all of our stockholders.

•
As of December 31, 2013, we had a strong and flexible balance sheet with total liquidity of $613.1 million, including cash and cash equivalents of $18.1 million and $595.0 million available on our unsecured revolving credit facility. Our leverage ratio of total debt to total capitalization was 34.0%.

•
The occupancy rate on our portfolio increased 50 basis points during the year, ending at approximately 91.6% as of December 31, 2013. This included month-to-month leases and leases that have been executed, but which have not yet commenced.

•	In 2013, we consistently achieved tenant retention of 82% or more each quarter, and tenant retention for the year of 85%.
BUSINESS STRATEGIES
Corporate Strategies
Invest in and maintain a portfolio of properties that are well positioned for the long term future of healthcare delivery
The Company is focused on building and maintaining a portfolio of primarily medical office buildings that allow for the efficient delivery of healthcare over the long term. We believe that properties that are well located and efficient should increase in value over the long term. To date, we have invested over $3.0 billion to create one of the largest portfolios of healthcare real estate focused on the medical office building sector in the United States. As a result, we look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of or affiliated with leading healthcare systems in the United States. We seek to invest with healthcare systems with dominant market share, high credit quality and those who are investing capital into their campuses. We believe our affiliations with these health systems help ensure long term tenant demand. At December 31, 2013, approximately 96% of our portfolio was located on-campus or affiliated with these health systems.

•
In attractive markets. We seek to own MOBs in high-growth primary and secondary markets with attractive demographics and favorable regulatory environments in business-friendly states or those with high barriers to entry, especially those in which we can achieve operational and leasing efficiency. At December 31, 2013, over 50% of our GLA was located in 12 key markets throughout the U.S.

•
Well occupied with limited near term leasing risks. We have elected not to have an active development platform. As a result, we seek to invest in and maintain well occupied properties that benefit from existing demand. We believe this positions us for long term value as hospitals and physicians are reluctant to move or relocate, as evidenced by our 2013 retention rate of 85%.

•
Occupied by credit-worthy tenants. Our primary tenants are the healthcare systems which maintain credit ratings with national rating agencies. At December 31, 2013, approximately 56% of our annual base rent comes from credit-rated tenants. A significant amount of our remaining rent comes from physicians and physician groups that are credit-worthy but do not have the size to benefit from a credit rating. We believe this helps ensure the stability of our rental income, and that we are invested in buildings that are attractive to the long term providers of healthcare.

•
Provide balanced mix of tenants. We actively invest in both multi-tenant properties, which have shorter leases on smaller spaces, and single-tenant properties, which have longer term leases. The multi-tenanted buildings provide for lower lease rollover risks in any particular year and regularly allow for rents to be re-set to current market rates. We believe single tenanted buildings provide for steady long term cash flow, but generally provide for more limited long term growth.

Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our internal asset management team operates approximately 85% of our total portfolio, a significant increase from approximately 70% a year ago. We believe this direct approach allows us to maximize our internal growth by improving occupancy, optimizing rental rates, and improving operating efficiencies at our properties. Specific components of our overall strategy include:

•
Maintaining regional offices in markets where we have a significant presence, which enables our in-house property management and leasing platform to (i) create closer relationships with national and regional healthcare systems and other tenants, and (ii) better respond to their needs. Our regional offices are located in Albany, Atlanta, Boston, Charleston, Dallas, Indianapolis, Pittsburgh and Scottsdale.

•
Increasing our average rental rates, maintaining or increasing renewal rates and actively leasing our vacant space, which contributed to our 3% or more Same-Property Adjusted NOI growth each quarter during 2013.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses, and strategically investing capital. During 2013, we consistently achieved tenant retention of 82% or more each quarter, and tenant retention for the year of 85%.

•	Maintaining the high quality of our properties and building our reputation as a desirable and recognized landlord.

•	Using market knowledge and economies of scale to seek to continually reduce our operating costs.
Achieve External Growth through Targeted Acquisitions
We plan to grow externally through targeted acquisitions that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets, we seek:

▪
Mid-sized acquisitions in the $25 million to $75 million range. These transactions tend to be less competitive than larger transactions, but also allow us to exhibit meaningful growth given our current mid-market size.

▪
Long term relationships with key industry participants. We plan to continue to emphasize building long-term relationships, cultivated by our senior management team, with key industry participants, including health systems and local and regional developers, which have traditionally provided us with valuable sources of potential investment opportunities. In this regard, approximately 73% of our acquisitions since January 2009, based on purchase price, were either sourced directly from hospitals and developers or were not marketed for sale.

▪
Local knowledge through our internal asset management platform. Our local personnel are able to stay in touch with local industry activities which can provide insightful information on potential opportunities.

Actively Maintain Strong, Flexible Capital Structure and Balance Sheet
We seek to actively manage our balance sheet to maintain our investment grade credit rating, to maintain conservative leverage, and to preserve financing flexibility. This positioning will allow us to take advantage of strategic investment opportunities. We have access to multiple forms of capital, including public debt and equity, unsecured bank loans and secured property-level debt. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital. The strength of our balance sheet is demonstrated by our investment grade credit ratings, which we first received in July 2011 and which was most recently upgraded in December 2013. To maintain our strong and flexible balance sheet, we:

•
Continue to maintain high liquidity primarily through our unsecured revolving credit facility. During 2013, we increased our unsecured revolving credit facility to $650.0 million, of which $595.0 million was available as of December 31, 2013.

•	Limit the amount of secured debt. During 2013, the percentage of secured debt, including net premiums to total capitalization decreased to 11.4% from 16.1% in 2012.

•	Maintain a low leverage ratio. Our leverage ratio of total debt to total capitalization was 34.0% as of December 31, 2013.

•
Maintain well laddered debt maturities. As of December 31, 2013, we had $7.7 million, $74.0 million and $477.5 million of debt principal payments due in 2014, 2015 and 2016, respectively. After refinancing our $300.0 million term loan in January 2014, our principal payments due in 2016 was reduced to $177.5 million. During 2013, we increased the weighted average remaining term of our debt portfolio to 5.2 years, including extension options.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate in the healthcare industry because we believe this sector is benefiting from several macroeconomic events, including the Affordable Care Act, aging population, increases in healthcare employment, and increased healthcare spending.
The Affordable Care Act is a broad-based initiative that has the potential to expand health insurance coverage for many Americans, further increasing the number of people who are able to utilize medical services. The Congressional Budget Office estimates an additional 25 million individuals will gain access to insurance coverage by 2016 as a result of this reform. The Affordable Care Act’s focus on preventative care is expected to increase the utilization of outpatient care into the future.

Source: Congressional Budget Office and Rosen Consulting Group.
Advancements in medical technology and changes in treatment methods have enabled people to live longer and has resulted in a growing elderly population. Between 2010 and 2050, the U.S. population over 65 years of age is projected to more than double from 40.4 million to nearly 83.7 million people. The number of persons older than 65 years of age was estimated to comprise 13.1% of the total U.S. population in 2010 and is projected to grow to 20.9% by 2050. According to the 2012 Consumer Expenditure Survey, persons between 65 and 74 years of age spent the highest amount annually for healthcare with more than $5,200 in annual personal expenditures including health insurance premiums. Those persons more than 75 years of age followed closely with nearly $4,900 spent on healthcare per year. In contrast, persons less than 25 years of age spent approximately $1,000 per year on healthcare. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe that there will likely be a focus on lower cost outpatient care to support the aging U.S. population, which will continue to support medical office building demand in the long term.

Projected U.S. Population Aged 65+
(2010-2050)

100
90
80
70
60
50
40
30
20
10
0
25%
20%
15%
10%
5%
0%
13.1%
14.8%
16.8%
18.8%
20.3%
20.9%
21.0%
20.8%
20.9%
40.4
47.7
56.0
65.1
72.8
77.3
79.7
81.3
83.7
2010
2015
2020
2025
2030
2035
2040
2045
2050
65+ Population (Millions)
As a % of Total U.S. Population

Source: U.S. Census Bureau and Rosen Consulting Group.

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions. Healthcare-related jobs are among the fastest growing occupations, projected to increase 22% between 2012 and 2022, significantly higher than the general U.S. employment growth of 10.8% according to the Bureau of Labor Statistics. Additionally, healthcare related jobs are projected to account for eleven of the twenty fastest growing occupations. These occupations are estimated to grow by between 36% and 48% between 2012 and 2022, according to the most recent Bureau of Labor Statistics projections. Additionally, the Bureau of Labor Statistics projects seven out of the top twelve occupations with the highest demand for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for medical office buildings and other facilities that serve the healthcare industry.

Source: Bureau of Labor Statistics and Rosen Consulting Group.
According to the latest data from 2012, Americas spent nearly $2.8 trillion, or 17.2% of total GDP, on healthcare expenditures, an increase of 3.7% from the previous year. The U.S. Centers for Medicare & Medicaid Services project that the total healthcare expenditures will reach approximately $5.0 trillion by 2022. Healthcare expenditures are projected to grow by 5.9% annually through 2022 and account for 19.2% of GDP by 2020. With healthcare costs remaining high, we believe insurance providers will encourage patients to transition to cost efficient, outpatient settings.

National Healthcare Expenditures
(2006-2020)

$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
25%
20%
15%
10%
5%
0%
15.6%
15.9%
16.4%
17.4%
17.3%
17.3%
17.2%
17.8%
18.2%
18.2%
18.3%
18.4%
18.6%
18.9%
19.2%
$2.17
$2.30
$2.41
$2.50
$2.60
$2.69
$2.79
$2.92
$3.13
$3.31
$3.51
$3.72
$3.95
$4.21
$4.49
2006
2007
2008
2009
2010
2011
2012
2013f
2014f
2015f
2016f
2017f
2018f
2019f
2020f
Total National Health Expenditures (Trillions)
Spending as a % of GDP

Source: U.S. Centers for Medicare & Medicaid Services and Rosen Consulting Group.

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

•
An increase in medical office visits due to the overall rise in healthcare utilization has in turn driven hiring within the healthcare sector. This has increased the need for expansion of medical office facilities. Additionally, the increased dissemination of health research through media outlets, marketing of healthcare products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of healthcare users. This has created a surge in demand for customized facilities providing specialized, preventive, and integrative medicine. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. These factors, in combination with changing consumer preferences and limitations on hospital expansion, have resulted in the increased utilization of medical office space, a trend which is expected to continue over the long term. According to the Bureau of Labor Statistics, employment in physicians’ offices is expected to increase by a cumulative 38.4% from 2012 to 2020, as compared with a projected 21.5% increase in all healthcare professions and a forecasted increase of 10.8% in total employment during this time.

•
Advances in medical technology will continue to enable healthcare providers to identify and treat once fatal ailments and will improve the survival rate of critically ill and injured patients who will require continuing medical care. Along with these technical innovations, the U.S. population is growing older and living longer. In addition, according to the Census Bureau, from 1980 to 2012, the average life expectancy at birth increased from 74 years to 78 years. By 2020, the average life expectancy is projected to increase to 80 years, according to the U.S. Census Bureau.

•	Construction of medical office buildings has been relatively constrained with little developable land and high-cost barriers to development.

•
Strong rent growth is forecasted as market conditions tighten due to limited development, a decline in vacancy rates, growth in healthcare employment, and a larger number of baby boomers entering retirement age. Beginning in 2013, rent growth for medical office buildings is expected to outpace rent growth for traditional office properties as healthcare employment increases at a faster pace than employment in traditional office-using industries.

Source: U.S. Census Bureau (as of Q3 2013) and Rosen Consulting Group.
PORTFOLIO OF PROPERTIES
As of December 31, 2013, our portfolio consisted of 269 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivable secured by medical office buildings. Our portfolio is comprised of approximately 14.1 million square feet of GLA, with an occupancy rate of approximately 91.6%, including month-to-month leases and leases we have executed, but which have not yet commenced.

Our properties are primarily located on-campus or aligned with nationally and regionally recognized healthcare systems in the United States, including some of the largest healthcare systems, such as Forest Park Medical Center, Greenville Hospital System, Highmark, Hospital Corporation of America, Indiana University Health, Piedmont Healthcare, Steward Health Care System, and Tenet Healthcare System. As of December 31, 2013, approximately 96% of our portfolio, based on GLA, is located on-campus or aligned with nationally and regionally recognized healthcare systems.

Portfolio Diversification by Type	Number of Buildings	GLA (1)	Percent of Total GLA	Number of States
Medical office buildings:
Single-tenant	76	3,159	22.4%	17
Multi-tenant	193	9,685	68.8	23
Other healthcare facilities:
Hospitals	10	655	4.7	4
Seniors housing	9	581	4.1	3
Total	288	14,080	100.0%
________________________

(1)	Amount in thousands.

SIGNIFICANT TENANTS
As of December 31, 2013, none of the tenants at our properties accounted for more than 6% of our annualized base rent. The table below depicts our top 15 health system relationships.

Tenant	Weighted Average Remaining Years in Lease Term	Total Leased GLA (1)	Percent of Leased GLA	Annualized Base Rent (1) (2)	Percent of Annualized Base Rent
Highmark	8	856	6.6%	$15,713	5.7%
Greenville Hospital System	10	761	5.9	13,724	5.0
Hospital Corporation of America	5	329	2.5	7,583	2.8
Community Health Systems	5	327	2.5	7,128	2.6
Steward Health Care System	13	317	2.5	7,124	2.6
Aurora Health Care	10	315	2.4	6,684	2.4
Indiana University Health	4	294	2.3	4,739	1.7
Deaconess Health System	10	261	2.0	4,011	1.5
Banner Health	2	201	1.6	4,599	1.7
Capital District Physicians Health Plan	3	198	1.5	3,026	1.1
Catholic Health Partners	4	177	1.4	2,770	1.0
Wellmont Health System	9	160	1.2	2,694	1.0
Rush University Medical Center	6	137	1.1	4,425	1.6
Diagnostic Clinic Medical Group	16	119	0.9	3,173	1.2
Forest Park Medical Center	7	112	0.9	3,090	1.1
Total		4,564	35.3%	$90,483	33.0%
________________________

(1)	Amounts in thousands.

(2)	Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2013 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

GEOGRAPHIC CONCENTRATION
As of December 31, 2013, our portfolio was comprised of approximately 14.1 million square feet of GLA and was concentrated in key markets that we have determined to be strategic based on demographic trends and projected demand for healthcare.

Market	GLA (1)	Percent of Portfolio
Phoenix, AZ	1,152	8.2%
Pittsburgh, PA	1,094	7.8
Greenville, SC	965	6.9
Albany, NY	879	6.3
Indianapolis, IN	850	6.1
Houston, TX	692	4.9
Dallas, TX	682	4.8
Atlanta, GA	597	4.2
Miami, FL	591	4.2
Boston, MA	359	2.5
Total	7,861	55.9%
________________________

(1)	Amount in thousands.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, 280, Segment Reporting, or ASC 280, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and other real estate related assets. Our investments in real estate and other real estate-related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment. See our accompanying consolidated financial statements for further information.
COMPETITION
We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors for the acquisition of medical office buildings and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who may have a competitive advantage in terms of size, capitalization, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for real properties or other real estate related assets which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
We face competition in leasing available medical office buildings and other facilities that serve the healthcare industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchase opportunities.
We believe our focus on medical office buildings, our experience and expertise, and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network with healthcare providers and local developers, which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows us to effectively lease available medical office space, retain our tenants, and maintain and improve our assets.

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
Healthcare Legislation.  The Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act, together serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expanded reporting requirements and responsibilities related to facility ownership and management, patient safety and quality of care. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations to us.
On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the two laws generally upholding the entirety of the Patient Protection and Affordable Care Act, including holding that the “individual mandate” -- the centerpiece of the legislation that requires all individuals to purchase some form of health insurance -- is permissibly construed as a tax imposed on those who do not obtain health insurance. Notably, the portions of the health reform laws addressing fraud, waste and abuse remain intact. The only aspect of the two laws that was held unconstitutional is the mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133% of the poverty level. The Supreme Court held that Congress could not require states to implement such an expansion or risk losing all federal Medicaid funding. As a result of the Supreme Court’s decision, states may opt to expand Medicaid coverage in accordance with the two laws, but they are not required to do so. In fact, more than one dozen states have decided to opt out of the Medicaid expansion. Despite the Supreme Court’s decision, it remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. In addition, there have been numerous Congressional attempts to amend and repeal the laws both prior to and subsequent to the Supreme Court’s ruling; we cannot predict whether any of these attempts to repeal or amend the laws will be successful. Moreover, the launch of the federal and state health exchanges on October 1, 2013, received significant public scrutiny for perceived technical shortcomings affecting the ability of individuals to enroll in health plans as mandated by the Affordable Care Act. Consequently, it remains difficult to foresee how individuals and business will respond to the choices afforded them by law. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected by these laws.

Reimbursement Programs.  Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues. In fact, legislation governing Medicare physician fee-for-service reimbursements has, for a number of years, called for significant reductions in such rates. Congress, however, has repeatedly enacted superseding legislation postponing the implementation of physician rate cuts, most recently postponing the effective date of such cuts until April 1, 2014. There are a number of Congressional proposals to further postpone implementation of the cuts or to permanently address the issue, however, we cannot predict whether any of these attempts will be successful. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. The financial impact on our tenants could restrict their ability to make rent payments to us.
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

In the ordinary course of their business, our tenants may be subject to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam suits, may be filed by almost anyone, including present and former employees or patients. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments to us.

Healthcare Licensure and Certification.  Some of our medical properties and our tenants may require a license or multiple licenses or a certificate of need, or a CON, to operate. Failure to obtain a license or a CON, or loss of a required license or a CON would prevent a facility from operating in the manner intended by the tenant. This event could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate plant expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
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
Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability on us without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may cause substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances and such persons oftentimes must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants in their leases with us to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
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
EMPLOYEES
As of December 31, 2013, we had approximately 160 employees, of which approximately 1% are subject to a collective bargaining agreement.

TAX MATTERS
We filed an election with our 2007 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.
EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding our executive officers included in Part III, Item 10 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 1A. Risk Factors
Risks Related to Our Business
We are dependent on investments in the healthcare property sector, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were investing in multiple industries.
We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, a downturn in the healthcare property sector could negatively impact the ability of our tenants to make loan or lease payments to us as well as our ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
We face competition for the acquisition of medical office buildings and other facilities that serve the healthcare industry, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. The competition may also generally limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire, and may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more to acquire the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages over us that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Moreover, these entities generally may be able to accept more risk than we can prudently manage or are willing to accept. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and, therefore, increased prices to acquire them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices for the purchase of single properties in comparison with the purchase of multi-property portfolios. If we pay higher prices for medical office buildings and other facilities that serve the healthcare industry, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be adversely affected.
We may not be successful in identifying and completing acquisitions directly from hospitals and developers and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
A key component of our growth strategy is to acquire properties directly from hospitals and developers. Facilities that are acquired directly from hospitals and developers are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices. If we cannot obtain attractive acquisition opportunities directly from hospitals and developers in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected.

We may not be able to maintain or expand our relationships with our hospital and healthcare system clients.
The success of our business depends to a large extent on our past, current and future relationships with hospital and healthcare system clients. We invest a significant amount of time to develop and maintain these relationships, and these relationships have helped us to secure acquisition opportunities, with both new and existing clients. If any of our relationships with hospital or healthcare system clients deteriorates, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition opportunities could be adversely affected and our professional reputation within the industry could be damaged.
We may be unable to acquire any of the properties that we are pursuing or which are subject to non-binding letters of intent, which could adversely affect our business, results of operations and our ability to make distributions to our stockholders.
At any given time, we may be pursuing property acquisitions or have properties subject to non-binding letters of intent. We cannot assure you that we will acquire any of such properties because the letters of intent are non-binding and potential transaction opportunities are subject to a variety of factors, including: (i) the willingness of the current property owner to proceed with a potential transaction; (ii) our completion of due diligence that is satisfactory to us and our receipt of internal approvals; (iii) the negotiation and execution of a mutually acceptable binding definitive purchase agreement; and (iv) the satisfaction of closing conditions, including our receipt of third-party consents and approvals. Accordingly, we cannot assure you that we will be in a position to acquire any of such properties. We may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential transactions that we are subsequently unable to complete. If we are unsuccessful in completing the acquisition of additional properties in the future, our business, results of operations and our ability to make distributions to our stockholders will be adversely affected.
Our results of operations, our ability to pay distributions to our stockholders, and our ability to dispose of our investments are subject to general economic conditions affecting the commercial real estate and credit markets.
Our business is sensitive to national, regional and local economic conditions, as well as the commercial real estate and credit markets. For example, the financial disruption and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in our industry, which may continue in some or all of our markets through the year ending December 31, 2014. The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in the availability of business credit, and led to the insolvency, closure or acquisition of a number of financial institutions. A slow economic recovery could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities of the type that we have already experienced, and would continue to put downward pressure on our revenues and operating results. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions.
Adverse economic conditions in the commercial real estate and credit markets may result in:

•	defaults by tenants of our properties due to bankruptcy, lack of liquidity or operational failures;

•	rent concessions or reduced rental rates for our tenants to maintain or increase occupancy levels at our properties;

•
reduced values of our properties, thereby limiting our ability to dispose of our assets at attractive prices or obtain debt financing secured by our properties as well as reducing the availability of unsecured loans;

•
the value and liquidity of our short-term investments and cash deposits being reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment and other factors;

•
one or more lenders under our credit facilities refusing to fund their financing commitment to us and, in such event, we are unable to replace the financing commitment of any such lender or lenders on favorable terms, or at all;

•
a recession or rise in interest rates, which could make it more difficult for us to lease our properties or dispose of our properties or make alternative interest-bearing and other investments more attractive, thereby lowering the relative value of our existing real estate investments;

•	one or more counterparties to our interest rate swaps default on their obligations to us, thereby increasing the risk that we may not realize the benefits of these instruments;

•
increases in the supply of competing properties or decreases in the demand for our properties, which may impact our ability to maintain or increase occupancy levels and rents at our properties or to dispose of our investments;

•	constricted access to credit, which may result in tenant defaults or non-renewals under leases with our tenants; and

•
increased insurance premiums, real estate taxes or energy or other expenses, which may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to our tenants, may lead to tenant defaults or make it difficult for us to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be adversely affected to the extent an economic slowdown or downturn is prolonged or becomes more severe.
Our growth depends on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs, meet our debt service obligations, make distributions to our stockholders, or make future investments necessary to implement our business strategy. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the market price per share of our Class A common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our principal and interest obligations, or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Board of Directors, Scott D. Peters as our Chief Executive Officer, President and Chairman of the Board, Kellie S. Pruitt as our Chief Financial Officer, Treasurer and Secretary, Mark D. Engstrom as our Executive Vice President - Acquisitions, Amanda L. Houghton, as our Executive Vice President - Asset Management, and our other employees, in the identification and acquisition of investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our Chief Executive Officer and other executive officers and the governance by the members of our Board of Directors, each of whom would be difficult to replace. We do not have any key-person life insurance on Messrs. Peters and Engstrom or Mses. Pruitt and Houghton. Although we have entered into employment agreements with each of Messrs. Peters and Engstrom and Mses. Pruitt and Houghton, the employment agreements contain various termination rights. If we were to lose the benefit of the experience, efforts and abilities of these executives, our operating results could suffer. In addition, if any member of our Board of Directors were to resign, we would lose the benefit of such director’s governance, experience and familiarity with us and the sector within which we operate. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
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
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely harmed and we could fail to meet our reporting obligations.
Risks Related to our Organizational Structure
We may structure acquisitions of property in exchange for limited partnership units of our operating partnership on terms that could limit our liquidity or our flexibility.
We may continue to acquire properties by issuing limited partnership units of our operating partnership, HTALP, in exchange for a property owner contributing property to us. If we continue to enter into such transactions, in order to induce the contributors of such properties to accept units of our operating partnership rather than cash in exchange for their properties, it may be necessary for us to provide such additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for, at our option, cash equal to the value of an equivalent number of shares of common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and, thus, our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more of our properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with an established return level, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions would cause such a sale to be favorable to us.
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
Our Board of Directors determines our investment objectives and major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification, and distributions. Our Board of Directors may amend or revise these and other strategies without a vote of the stockholders. Under our charter and Maryland law, our stockholders will have a right to vote only on the following matters:

•	the election or removal of directors;

•	our dissolution;

•	certain mergers, consolidations, statutory share exchanges and sales or other dispositions of all or substantially all of our assets; and

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
Maryland law provides that a director will not have any liability as a director so long as the director performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also requires us to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director officer or any individual who while a director or officer and at our request serves or has served as a director, officer, partner or trustee of another corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan, or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. Moreover, we have entered into separate indemnification agreements with each of our directors and all of our executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law.
Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.
Certain provisions of the Maryland General Corporation Law, or MGCL, applicable to us may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
provisions of the MGCL that permit our Board of Directors, without our stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board;

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or reclassifications between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority voting requirements unless certain minimum price conditions are satisfied; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our Board of Directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, we have opted out of these provisions pursuant to a provision in our bylaws. We may, however, by amendment to our bylaws, opt in to the control share provisions of the MGCL. We may also choose to adopt a classified board or other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of our stockholders.

Risks Related to Investments in Real Estate
Increasing vacancy rates for commercial real estate resulting from a slow economic recovery could result in increased vacancies at some or all of our properties, which may result in reduced revenue and resale value.
We may experience vacancies as a result of tenant defaults under tenant leases with us or the expiration or termination of tenant leases, and such vacancies may continue for a long period of time. Recent disruptions in the financial markets and the slow economic recovery have resulted in a trend toward increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and other facilities that serve the healthcare industry, due to generally lower demand for rentable space, and the potential oversupply of rentable space. Uncertain economic conditions and related levels of unemployment have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings and other facilities that serve the healthcare industry could require us to increase tenant inducements, make tenant improvement expenditures or reduce rental rates to maintain occupancies. As a result, we may suffer reduced revenues resulting in less cash distributions to our stockholders. In addition, the resale value of our properties could be diminished because the market value of our properties will depend principally upon the value of the leases at our properties.
We are dependent on the financial stability of our tenants.
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases, and we may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant causing us to reduce the amount of distributions to our stockholders. Although approximately 56% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a credit rating is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property, and may not be able to re-lease the property for the rent previously received, if at all. Lease terminations could also reduce the value of our properties.
We face potential adverse consequences of bankruptcy or insolvency by our tenants.
We are exposed to the risk that our tenants could become bankrupt or insolvent. This risk would be magnified to the extent that a tenant leased multiple facilities from us. The bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-tenant may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-tenant for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap might be substantially less than the remaining rent actually owed to us under the lease, and it is quite likely that any claim we might have against the tenant for unpaid rent would not be paid in full. In addition, a debtor-tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to our rights and remedies as a landlord, would generally be more limited.
Our tenant base may not remain stable or could become more concentrated which could harm our operating results and financial condition.
Our tenant base may not remain stable or could become more concentrated among particular physicians and physician groups with varying practices and other medical service providers in the future. Subject to the terms of the applicable leases, our tenants could decide to leave our properties for numerous reasons, including, but not limited to, financial stress or changes in the tenant's ownership or management. Our tenants service the healthcare industry and our tenant mix could become even more concentrated if a preponderance of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. If any of our tenants become financially unstable, our operating results and prospects could suffer, particularly if our tenants become more concentrated.
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

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and our other facilities that serve the healthcare industry and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
The hospitals on whose campuses our medical office buildings are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our medical office buildings and our other facilities that serve the healthcare industry.
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
The unique nature of certain of our properties, including our senior healthcare properties, may make it difficult to lease or transfer our property or find replacement tenants, which could require us to spend considerable capital to adapt the property to an alternative use or otherwise negatively affect our performance.
Some of the properties we seek to acquire are specialized medical facilities or otherwise designed or built for a particular tenant of a specific type of use known as a single use facility. For example, senior healthcare facilities present unique challenges with respect to leasing and transfer. Skilled nursing, assisted living and independent living facilities are typically highly customized and may not be easily modified to accommodate non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. As a result, these property types may not be suitable for lease to traditional office tenants or other healthcare tenants with unique needs without significant expenditures or renovations. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations.
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

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations and, as a result, our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities, including contingent liabilities, and without any recourse, or with only limited recourse, with respect to unknown liabilities for the clean-up of undisclosed environmental contamination, claims by tenants or other persons dealing with former owners of the properties, liabilities, claims, and litigation, including indemnification obligations, whether or not incurred in the ordinary course of business, relating to periods prior to or following our acquisitions, claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties, and liabilities for taxes relating to periods prior to our acquisitions.

If we are unable to successfully operate acquired properties, our financial condition, results of operations, cash flow and ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.
Our ownership of certain medical office building properties and other facilities are subject to ground leases or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2013, we held interests in 89 of our medical office building properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2013, these properties represented 34.7% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties, which may impair their value.
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
We have entered into and may in the future enter into long-term leases with tenants at certain of our properties. Certain of our long-term leases provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.
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
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected. The expenses of owning and operating medical office buildings and other facilities that serve the healthcare industry are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenue declines, we may not be able to reduce our expenses accordingly. Certain costs associated with real estate investments may not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take possession of the property, resulting in a further reduction in our net income.
Increases in property taxes could adversely affect our cash flow.
Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the real properties that they occupy while other leases provide that we are generally responsible for such taxes. We are also generally responsible for real property taxes related to any vacant space. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if the tenant is obligated to do so under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.
Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could increase the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or other claims or fines could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing. Our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may also adversely affect our real properties.
Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our Class A common stock may be adversely affected.
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
Many of our medical properties and our tenants may require a license or multiple licenses or a certificate of need, or a CON, to operate. Failure to obtain a license or a CON, or loss of a required license or a CON would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of facilities that serve the healthcare industry, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
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
The Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act, together serve as the primary vehicle for comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and quality of care. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If our tenants do not comply with the additional reporting requirements and responsibilities, their ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations to us. On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the two laws generally upholding the entirety of the Patient Protection and Affordable Care Act, including holding that the “individual mandate”-- the centerpiece of the legislation that requires all individuals to purchase some form of health insurance -- is permissibly construed as a tax imposed on those who do not obtain health insurance. Notably, the portions of the health reform laws addressing fraud, waste and abuse remain intact. The only aspect of the laws that were held unconstitutional is the mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133 percent of the poverty level. The Supreme Court held that Congress could not require states to implement such an expansion or risk losing all federal Medicaid funding. As a result of the Supreme Court's decision, states may opt to expand Medicaid coverage in accordance with the laws but are not required to do so. In fact, more than one dozen states have decided to opt out of the Medicaid expansion. Despite the Supreme Court's decision, it remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. In addition, there have been numerous Congressional attempts to amend and repeal the laws both prior to and subsequent to the Supreme Court's ruling; we cannot predict whether any of these attempts to repeal or amend the laws will be successful. Moreover, the launch of the federal and state health exchanges on October 1, 2013, received significant public scrutiny for perceived technical shortcomings affecting the ability of individuals to enroll in health plans as mandated by the Affordable Care Act. Consequently, it remains difficult to foresee how individuals and business will respond to the choices afforded them by law. Because of the many variables involved, we are unable to predict how these laws may impact our tenants' operations or the net effect of these laws on us. Both our tenants and us may be adversely affected by these laws.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement rates as payment in full for services rendered, without regard to a provider’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues. In fact, legislation governing Medicare physician fee-for-service reimbursement has, for a number of years, called for a significant reduction in such rates. Congress, however, has repeatedly enacted superseding legislation postponing the implementation of physician rate cuts, most recently postponing the effective date of such cuts until April 1, 2014. There are a number of Congressional proposals to further postpone implementation of the cuts or to permanently address the issue, but we cannot predict whether any of these attempts will be successful. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have an adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have an adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
Government budget deficits could lead to a reduction in Medicaid and Medicare reimbursement, which could adversely affect the financial condition of our tenants.
Adverse U.S. economic conditions have negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes, and eligibility expansions required by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under both the federal Medicare program and state Medicaid programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our tenants and their ability to meet their obligations to us, which could, in turn, have an adverse effect on our business, financial condition, and results of operations, and our ability to make distributions to our stockholders.
Some tenants of our medical office buildings and our other facilities that serve the healthcare industry are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. These laws include, but are not limited to:

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

In the ordinary course of their business, our tenants may be subject to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam suits, may be filed by almost anyone, including present and former employees or patients. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have an adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.

Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and other facilities that serve the healthcare industry operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. There has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims and quality of care, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have an adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent to us, which in turn could have an adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
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

•
Impact of general economic conditions. Our operators’ revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. The economic deterioration of an operator could cause such an operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates.

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

Any of these factors could adversely affect the ability of our tenants to pay rent to us, diminish the value of our properties or otherwise have an adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
Risks Related to Investments in Other Real Estate Related Assets
The mortgage or other real estate-related loans in which we have in the past, and may in the future, invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
As of December 31, 2013, we have invested in real estate notes receivable. If we make additional investments in real estate notes receivable, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “- Risks Related to Investments in Real Estate.” If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our investments in other real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties decline, our risk will increase and the value of our interests may decrease.
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
Interest rate risk is the risk that fixed income securities such as preferred and debt securities and, to a lesser extent, dividend paying common stock, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value may tend to decline if market interest rates rise.
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
As of December 31, 2013, we had fixed and variable rate debt of $1.2 billion outstanding, including a net premium of $0.6 million. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We generally expect our leverage ratio to range between 35% and 45%.
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of the Company. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
Higher mortgage rates may make it more difficult for us to finance or refinance our mortgage loans, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
As of December 31, 2013, we had $7.7 million of debt maturing in the year ending December 31, 2014. If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to utilize financing in our initial purchase of properties. In addition, if we place or assume mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans mature, or of being unable to refinance the debt on favorable terms or at all. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.
Increases in interest rates could increase the amount of our debt payments and, therefore, negatively impact our operating results.
Interest we pay on our debt obligations reduces cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. As of December 31, 2013, we had $539.9 million of variable rate debt outstanding. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
Covenants in the instruments governing our existing indebtedness limit our operational flexibility, and a covenant breach could adversely affect our operations.
The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, and transactions with affiliates; and maintenance of specified financial ratios. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have an adverse effect on our financial condition and results of operations.

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
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (a) 85.0% of our ordinary income; (b) 95.0% of our capital gain net income; and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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
We, and our stockholders that are employee benefit plans or individual retirement accounts, or IRAs, will be subject to risks relating specifically to having employee benefit plans and IRAs as stockholders, which risks are discussed below. There are special considerations that apply to pension, profit-sharing trusts of IRAs investing in our common stock. If investors are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, they should consider:

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
To preserve our qualification as a REIT, our charter contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of HTA.
To assist us in preserving our qualification as a REIT, our charter contains a limitation on ownership that prohibits any individual, entity or group from directly acquiring beneficial ownership of more than 9.8% of the value of HTA’s then outstanding capital stock (which includes common stock and any preferred stock HTA may issue) or more than 9.8% of the value or number of shares, whichever is more restrictive, of HTA’s then outstanding common stock.
Any attempted transfer of HTA’s stock which, if effective, would result in HTA’s stock being beneficially owned by fewer than 100 persons will be null and void. Any attempted transfer of HTA’s stock which, if effective, would result in violation of the ownership limits discussed above or in HTA being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT, will cause the number of shares causing the violation (rounded up to the nearest whole share) to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the proposed transferee will not acquire any rights in the shares.
The trustee of the trust will be empowered to sell the shares-in-trust to a qualified person selected by the trustee and to distribute to the applicable prohibited owner an amount equal to the lesser of (1) the sales proceeds received by the trust for such shares-in-trust or (2) (A) if the prohibited owner was a transferee for value, the price paid by the prohibited owner for such shares-in-trust or (B) if the prohibited owner was not a transferee or was a transferee but did not give value for the shares-in-trust, the market price on the day of the event causing the shares to be held in trust. In addition, all shares-in-trust will be deemed to have been offered for sale to us or our designee, at a price per share equal to the lesser of (1) the price per share in the transaction that created such shares-in-trust (or, in the case of a devise, gift, or other event other than a transfer for value, the market price of such shares at the time of such devise, gift, or other event) and (2) the market price on the date we, or our designee, accepts such offer. The trustee or we may reduce the amount payable to the prohibited owner by the amount of dividends and other distributions that have been paid to the prohibited owner and are owed by the prohibited owner to the trustee. Any amount received by the trustee in excess of the amount to be paid to the prohibited owner will be distributed to the beneficiary of the trust.
These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

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
If securities analysts do not publish research or reports about our business or if they downgrade our common stock or the healthcare property sector, the price of our common stock could decline.
The trading market for our common stock will rely in part upon the research and reports that industry or financial analysts publish about us or our business. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our common stock to decline.
Our Board of Directors could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval.
Our charter authorizes our Board of Directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series and set the preferences, rights and other terms of such classified or reclassified shares.  Although our Board of Directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of stockholders.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $3.0 billion in high-quality medical office buildings and other facilities that serve the healthcare industry through December 31, 2013. As of December 31, 2013, our portfolio consisted of 269 medical office buildings and 19 other facilities that serve the healthcare industry. Our portfolio is comprised of approximately 14.1 million square feet of GLA, with an occupancy rate of approximately 91.6%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on or aligned with campuses of nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 27 states, with no state having more than 13% of the total GLA as of December 31, 2013. All of our properties are 100% owned, except for one medical office building.
Our properties include medical office buildings, specialty inpatient facilities (long term acute care hospitals or rehabilitation hospitals), and skilled nursing and assisted living facilities.
As of December 31, 2013, we owned fee simple interests in 199 of the 288 buildings comprising our portfolio. These 199 buildings represent approximately 65.3% of our total GLA. We hold long-term leasehold interests in the remaining 89 buildings within our portfolio, which represent approximately 34.7% of our total GLA. As of December 31, 2013, these leasehold interests had an average remaining term of approximately 53.9 years.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Lease Expirations
The following table presents the sensitivity of our annualized base rent due to lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Leases Expiring	Total GLA of Expiring Leases (2)	Percent of GLA Represented by Expiring Leases	Annualized Base Rent (2) (3)	Percent of Total Annualized Base Rent
Month-to-month	107	181	1.4%	$3,353	1.2%
2014	335	857	6.6	18,228	6.6
2015	279	955	7.4	21,673	7.9
2016	274	1,252	9.7	25,332	9.2
2017	287	1,249	9.7	25,570	9.3
2018	260	1,522	11.8	31,022	11.3
2019	126	855	6.6	20,348	7.4
2020	141	713	5.5	15,211	5.5
2021	131	1,240	9.6	24,147	8.8
2022	92	724	5.6	17,414	6.3
2023	43	639	5.0	11,847	4.3
Thereafter	146	2,716	21.1	60,345	22.2
Total	2,221	12,903	100.0%	$274,490	100.0%
_______________________________

(1)	Leases scheduled to expire on December 31 of a given year are included within that year in the table.

(2)	Amounts in thousands.

(3)	Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2013 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2013:

State	Number of Buildings	GLA (1)	Percent of GLA	Annualized Base Rent (1) (2)	Percent of Annualized Base Rent
Arizona	45	1,366	9.7%	$26,013	9.5%
California	5	284	2.0	4,926	1.8
Colorado	4	260	1.9	5,789	2.1
Florida	32	1,699	12.1	34,351	12.5
Georgia	14	669	4.8	13,929	5.1
Illinois	1	139	1.0	4,487	1.6
Indiana	45	1,270	9.0	18,199	6.6
Kansas	1	64	0.4	1,662	0.6
Maryland	2	163	1.2	3,445	1.2
Massachusetts	13	406	2.9	8,522	3.1
Michigan	1	203	1.4	4,848	1.8
Minnesota	2	158	1.1	1,636	0.6
Missouri	5	296	2.1	7,335	2.7
Nevada	1	73	0.5	1,594	0.6
New Hampshire	1	72	0.5	1,259	0.5
New Mexico	2	54	0.4	1,325	0.5
New York	8	909	6.5	17,245	6.3
North Carolina	10	245	1.7	4,518	1.6
Ohio	13	526	3.7	6,057	2.2
Oklahoma	2	186	1.3	3,717	1.3
Pennsylvania	6	1,204	8.6	21,580	7.9
South Carolina	22	1,103	7.8	20,473	7.5
Tennessee	11	441	3.1	7,994	2.9
Texas	32	1,800	12.8	44,397	16.2
Utah	1	112	0.8	1,919	0.7
Virginia	3	63	0.5	586	0.2
Wisconsin	6	315	2.2	6,684	2.4
Total	288	14,080	100.0%	$274,490	100.0%
_______________________________________

(1)	Amounts in thousands.

(2)	Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2013 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Item 3. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On June 6, 2012, HTA listed its Class A common stock, par value $0.01, on the NYSE. In accordance with an amendment to HTA’s charter approved by its stockholders, all of HTA’s common stock was converted into Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B common stock was identical to the Class A common stock except that the Class B common stock was not listed on a national securities exchange. The shares of the Class B-1, Class B-2 and Class B-3 common stock converted into shares of our Class A common stock on December 6, 2012, June 6, 2013, and November 7, 2013, respectively. As of December 31, 2013, there were no shares of Class B common stock outstanding.
The following table sets forth for the periods subsequent to HTA’s listing, the high and low sales prices of its Class A common stock as reported on the NYSE.

	High	Low
Second Quarter 2012	$10.05	$9.75
Third Quarter 2012	10.21	9.07
Fourth Quarter 2012	11.68	9.61
First Quarter 2013	12.21	9.90
Second Quarter 2013	13.34	10.80
Third Quarter 2013	11.40	9.93
Fourth Quarter 2013	11.75	9.71
There is no established market for trading HTALP’s common units.
Stock Performance Graph
The graph below compares the cumulative returns of HTA, MSCI US REIT (RMS) Index, SNL US REIT Healthcare Index and the S&P 500 Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2013. The total returns assume dividends are reinvested.

Stockholders
As of February 19, 2014, HTA had approximately 4,250 stockholders of record.

Dividends
The following were the dividends declared per share by HTA:

	2013	2012
First Quarter	$0.143750	$0.180753
Second Quarter	0.143750	0.169064
Third Quarter	0.143750	0.143750
Fourth Quarter	0.143750	0.143750
Total	$0.575000	$0.637317
The dividend HTA pays to its stockholders is equal to the distributions received from HTALP according to the terms of HTALP’s partnership agreement. Therefore, the distribution amounts for HTALP are the same as the dividend amounts above for HTA.
On February 17, 2014, HTA’s Board of Directors authorized a quarterly cash dividend of $0.14375 per share to be paid on April 3, 2014 to stockholders of record on March 27, 2014.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2013, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	—	$—	—	(3)
November 1, 2013 to November 30, 2013	—	—	—	(3)
December 1, 2013 to December 31, 2013	23,475	9.99	—	(3)
____________________

(1)	Purchases represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our Class A common stock on the NYSE.

(2)
For each share of common stock redeemed by HTA, HTALP redeems a corresponding number of units in the operating partnership. Therefore, the units in the operating partnership repurchased by HTALP are the same as the shares of common stock repurchased by HTA above.

(3)
On August 6, 2012, HTA’s Board of Directors approved a stock repurchase program of up to $100.0 million of its Class A common stock from time to time prior to August 5, 2014. There have been no repurchases under the program and $100.0 million of repurchase capacity remains available under the program. Share repurchases will be made at the sole discretion of HTA’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans
The Amended and Restated 2006 Incentive Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the Amended and Restated 2006 Incentive Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Amended and Restated 2006 Incentive Plan is 10,000,000.

Item 6. Selected Financial Data
The following should be read with Item 1A Risk Factors, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, our accompanying consolidated financial statements and the notes thereto, as acquisitions, changes in accounting policies and other items impact the comparability of our financial data. Our historical results are not necessarily indicative of results for any future period.

Healthcare Trust of America, Inc.

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Real estate investments, net	$2,526,991	$2,231,530	$2,038,339	$2,057,814	$1,319,976
Total assets	2,752,334	2,414,090	2,291,629	2,271,795	1,673,535
Debt, net	1,214,241	1,037,359	639,149	706,526	540,028
Total equity	1,399,749	1,264,595	1,567,340	1,487,246	1,071,317

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$319,899	$297,380	$272,177	$200,665	$127,053
Rental expenses	97,053	95,046	88,483	65,307	44,616
Income (loss) from continuing operations attributable to common stockholders	23,154	(24,992)	5,121	(8,092)	(24,918)
Net income (loss) attributable to common stockholders	24,261	(24,424)	5,541	(7,903)	(25,077)
Income (loss) from continuing operations attributable to common stockholders per share - basic	0.10	(0.11)	0.02	(0.05)	(0.22)
Income (loss) from continuing operations attributable to common stockholders per share - diluted	0.10	(0.11)	0.02	(0.05)	(0.22)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$147,824	$116,785	$111,807	$58,503	$21,628
Cash flows used in investing activities	(374,700)	(283,545)	(65,958)	(626,849)	(455,105)
Cash flows provided by (used in) financing activities	229,001	113,225	(5,628)	378,615	524,147
Other Data:
Dividends declared to stockholders	$132,680	$142,044	$162,597	$120,507	$82,221
Dividends declared per share	0.58	0.64	0.73	0.73	0.73
Dividends paid in cash to stockholders	129,360	93,273	84,800	60,176	39,500
Dividends reinvested	—	31,916	75,864	56,551	38,559
FFO (1)	145,908	91,994	113,083	70,658	28,518
Normalized FFO (1)	147,834	135,262	116,378	84,407	42,412
NOI (2)	224,285	204,337	185,678	137,419	84,462
______________________________

(1)
For additional information on FFO and Normalized FFO, see “Funds from Operations (FFO) and Normalized FFO” in Item 7, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measure.

(2)
For additional information on NOI, see “Net Operating Income (NOI), Adjusted NOI and Same-Property Adjusted NOI” in Item 7, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Real estate investments, net	$2,526,991	$2,231,530	$2,038,339	$2,057,814	$1,319,976
Total assets	2,752,334	2,414,090	2,291,629	2,271,795	1,673,535
Debt, net	1,214,241	1,037,359	639,149	706,526	540,028
Total partners’ capital	1,401,294	1,266,199	1,568,927	1,488,811	1,071,513

	Year Ended December 31,
(In thousands, except per unit data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$319,899	$297,380	$272,177	$200,665	$127,053
Rental expenses	97,053	95,046	88,483	65,307	44,616
Income (loss) from continuing operations attributable to common unitholders	23,526	(24,976)	5,143	(8,083)	(24,918)
Net income (loss) attributable to common unitholders	24,633	(24,408)	5,563	(7,894)	(25,077)
Income (loss) from continuing operations attributable to common unitholders per unit - basic	0.10	(0.11)	0.02	(0.05)	(0.22)
Income (loss) from continuing operations attributable to common unitholders per unit - diluted	0.10	(0.11)	0.02	(0.05)	(0.22)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$147,824	$116,785	$111,807	$58,503	$21,628
Cash flows used in investing activities	(374,700)	(283,545)	(65,958)	(626,849)	(455,105)
Cash flows provided by (used in) financing activities	229,001	113,225	(5,628)	378,615	524,147
Other Data:
Distributions declared to general partner	$132,680	$141,944	$162,483	$120,451	$82,221
Distributions declared per unit	0.58	0.64	0.73	0.73	0.73
Distributions paid in cash to general partner	129,360	93,273	84,800	60,176	39,500
Distributions reinvested	—	31,916	75,864	56,551	38,559
FFO (1)	146,280	92,010	113,105	70,667	28,518
Normalized FFO (1)	147,835	135,262	116,378	84,416	42,412
NOI (2)	224,285	204,337	185,678	137,419	84,462
______________________________

(1)
For additional information on FFO and Normalized FFO, see “Funds from Operations (FFO) and Normalized FFO” in Item 7, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measure.

(2)
For additional information on NOI, see “Net Operating Income (NOI), Adjusted NOI and Same-Property Adjusted NOI” in Item 7, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc., or HTA, and Healthcare Trust of America Holdings, LP, or HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of December 31, 2013 and 2012, together with results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011. The information set forth is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations.

•	Forward-Looking Statements;

•	Executive Summary;

•	Company Highlights;

•	Critical Accounting Policies;

•	Recently Issued or Adopted Accounting Pronouncements;

•	Factors Which May Influence Results of Operations;

•	Results of Operations;

•	Non-GAAP Financial Measures;

•	Liquidity and Capital Resources;

•	Commitments and Contingencies;

•	Debt Service Requirements;

•	Contractual Obligations;

•	Off-Balance Sheet Arrangements; and

•	Inflation.
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A “Risk Factors” are included herein and other filings with the SEC.
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
Executive Summary
HTA is a fully integrated, self-administered and internally managed REIT and conducts substantially all of its operations through HTALP. HTA is one of the largest publicly-traded REITs focused on medical office buildings in the United States based on GLA. We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality on-campus or aligned medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with low leverage, and (iii) seek internal growth through proactive asset management, leasing and property management.

We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $3.0 billion through December 31, 2013. As of December 31, 2013, our portfolio consisted of 269 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivable secured by medical office buildings. Our portfolio is comprised of approximately 14.1 million square feet of GLA, with an occupancy rate of approximately 91.6%, including month-to-month leases and leases we have executed, but which have not yet commenced. Approximately 96% of our portfolio, based on GLA, is located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. Investment grade rated tenants as a percent of annualized base rent was approximately 40% at December 31, 2013. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. As of December 31, 2013, approximately 56% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 27 states, with no state having more than 13% of the total GLA as of December 31, 2013. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Albany, New York; Indianapolis, Indiana; Houston, Texas; Dallas, Texas; Atlanta, Georgia; Miami, Florida; Boston, Massachusetts; Denver, Colorado and Raleigh, North Carolina.
Company Highlights
Portfolio Operating Performance

•
For the year ended December 31, 2013, we had net income of $24.7 million, compared to a net loss of $24.4 million for the year ended December 31, 2012. The increase is primarily due to the net gains on the change in the fair value of our derivative financial instruments during 2013 and expenses associated with the listing during 2012.

•
For the year ended December 31, 2013, HTA’s Normalized FFO was $0.64 per diluted share or $147.8 million, an increase of $0.03 per diluted share, or 4.9%, compared to the year ended December 31, 2012. For the year ended December 31, 2013, HTALP’s Normalized FFO was $0.64 per diluted unit or $147.8 million, an increase of $0.04 per diluted unit, or 6.7%, compared to the year ended December 31, 2012.

For additional information on Normalized FFO, see “Funds from Operations (FFO) and Normalized FFO” below, which includes a reconciliation to net income or loss attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2013, our total revenue increased 7.6%, or $22.5 million, to $319.9 million, as compared to the year ended December 31, 2012.

•	For the year ended December 31, 2013, NOI increased 9.8%, or $19.9 million, to $224.3 million, as compared to the year ended December 31, 2012.

•	For the year ended December 31, 2013, our Same-Property Adjusted NOI increased 2.9%, or $5.1 million, to $180.2 million, as compared to the year ended December 31, 2012.
With respect to the last two bullets above, for additional information on NOI, see “Net Operating Income (NOI), Adjusted NOI and Same-Property Adjusted NOI” below, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measures.
Internal Growth through Proactive Asset Management Leasing and Property Management

•	Our occupancy rate increased 50 basis points during the year to 91.6% as of December 31, 2013.

•
During the year ended December 31, 2013, we transitioned 3.2 million square feet to our in-house property management and leasing platform, which operated 12.0 million square feet, or 85% of our current GLA as of year-end.

•	We entered into new or renewal leases on approximately 1.4 million square feet during the year ended December 31, 2013.

•
Tenant retention for the portfolio was approximately 85% for the year, which we believe is indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Relationship-Focused Growth Strategy
We have been one of the most active investors in the medical office sector over the last seven years and have developed significant industry relationships with health systems, physician practices, and regional medical office developers and management firms. These relationships are the source of the majority of our acquisition opportunities, including more than 90% of our 2013 acquisitions.

•	We completed $397.8 million of investments in medical office buildings during the year, an increase in our portfolio size by approximately 15% based on purchase price.

•
All of our 2013 acquisitions are affiliated with leading health systems, with 92% of the properties located directly on or adjacent to health system campuses. The occupancy at closing for these properties was approximately 95%.

•
Approximately 95% of the total GLA of our 2013 acquisitions is in multi-tenanted buildings and includes an attractive mix of credit-rated health systems, independent physician practices, and other healthcare related entities. This provides for a well-balanced rental dynamic that we expect will result in stable and growing rental income over time. In fact, we believe this multi-tenanted mix provides for greater stability in cash flows and income over the long term than would a portfolio of single tenant, triple net leased buildings with 100% credit tenants.

•
Approximately 80% of our 2013 acquisitions by GLA were located in our target markets of Florida and Texas. The remaining properties are located in existing markets of Pittsburgh, Denver, and Atlanta and allows for an efficient expansion of our in-house asset property management and leasing platform.

Financial Strategy and Balance Sheet Flexibility

•
In December 2013, our credit rating was upgraded which decreased the interest rate on our variable rate term loans and revolving credit facility. Taking into account the January 2014 amendment to the unsecured credit agreement, the total interest expense savings on the current outstanding balances on these facilities is expected to be approximately $2.5 million in 2014.

•
In January 2013, HTA launched a $250.0 million equity ATM offering of its Class A common stock. In November 2013, HTA terminated the previous program and commenced a new ATM offering with an aggregate sales price of up to $300.0 million of its Class A common stock. During the year ended December 31, 2013, HTA issued and sold approximately 21.9 million shares of its Class A common stock, at an average price of $11.22 per share.

•
In March 2013, we issued and sold $300.0 million of 10-year unsecured senior notes at a rate of 3.70% per annum. We used some of the proceeds to pay-off the $125.5 million secured real estate term loan. This increased the weighted average remaining term of our debt portfolio to 5.2 years including extension options and decreased the percentage of secured debt, including net premiums to total capitalization, to 11.4%.

•	In March 2013, we increased our liquidity by expanding our unsecured revolving credit facility by $75.0 million to $650.0 million.

•
As of December 31, 2013, we had total liquidity of $613.1 million, including cash and cash equivalents of $18.1 million and $595.0 million available on our unsecured revolving credit facility. Our leverage ratio of total debt to total capitalization was 34.0%.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting principles, including making estimates and assumptions. We base our estimates on experience and various other assumptions we believe are reasonable under the circumstances. These estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. However, if our judgment or interpretation of the facts and circumstances relating to the various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting policies that we consider critical as they may require more complex judgment in their application or require estimates about matters that are inherently uncertain. For more information regarding all our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities, or VIEs. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization recorded on lease inducements.
Tenant receivables and straight-line rent receivables are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Our determination of the adequacy of these allowances requires judgment and is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Our estimates may differ from actual results, which could significantly impact our consolidated financial statements.
Real Estate Acquisitions
With the assistance of independent valuation specialists, we record the purchase price of completed business acquisitions associated with tangible and intangible assets and liabilities based on their fair values. Our method for recording the purchase price requires us to make significant estimates, which directly impacts our results of operations, as amounts allocated to certain assets and liabilities have different depreciation and amortization lives. In addition, the amortization and depreciation of these assets and liabilities are recorded in different line items in our accompanying consolidated statements of operations.
The value of tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced or as if it were vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration.
The value of above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be received pursuant to the lease over its remaining term; and (2) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts associated with above market leases are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts associated to below market leases are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value associated with above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term; and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts recorded for above market leasehold interests are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded for below market leasehold interests are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

The total amount of other intangible assets includes in place leases and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts recorded to in place leases are included in lease intangibles in our accompanying consolidated balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded to tenant relationships are included in lease intangible in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.
The value recorded for above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded to above or below market debt are included in debt, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed debt.
The value recorded to interest rate swaps is based upon a discounted cash flow analysis on the expected cash flows, taking into account interest rate curves and the period to maturity.
We record contingent consideration at fair value as of the acquisition date and reassess the fair value as of the end of each reporting period, with any changes being recognized in earnings.
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
Real Estate Held-for-Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon designation as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. The results of operations of properties classified as held for sale are reflected as discontinued operations for all periods reported and the major classes of assets and liabilities are presented separately in the balance sheet.
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
Also, we evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2013, 2012 and 2011, there were no impairment losses.

Recently Issued or Adopted Accounting Pronouncements
See Note 2 to our accompanying consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Item 1A Risk Factors, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
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
Acquisitions
During the year ended December 31, 2013, we completed ten acquisitions for an aggregate purchase price of $397.8 million. During the year ended year ended December 31, 2012, we completed six acquisitions for an aggregate purchase price of $294.9 million. During the year ended December 31, 2011, we completed four acquisitions for an aggregate purchase price of $68.3 million. The amount of additional acquisitions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Years Ended December 31, 2013, 2012 and 2011
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of properties that we owned and operated. As of December 31, 2013, we owned and operated 269 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 14.1 million square feet of GLA. As of December 31, 2012, we owned and operated 247 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 12.6 million square feet of GLA. As of December 31, 2011, we owned and operated 230 medical office buildings and 19 other facilities that serve the healthcare industry, comprised of approximately 11.2 million square feet of GLA. Our occupancy rate as of December 31, 2013, 2012 and 2011 was 91.6%, 91.1% and 91.1%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Adjusted NOI
NOI increased $19.9 million to $224.3 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase was primarily due to the $10.2 million of NOI from our 2013 acquisitions and the decrease in operating expenses as a result of operating efficiencies from the transition of additional properties to our in-house property management and leasing platform. Same-Property Adjusted NOI increased $5.1 million to $180.2 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase was primarily the result of rent escalators and the decrease in property operating expenses as a result of operating efficiencies from the transition of additional properties to our in-house property management and leasing platform.
NOI increased $18.7 million to $204.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase was primarily due to the $17.6 million of NOI from our 2012 acquisitions. Same-Property Adjusted NOI increased $3.4 million to $172.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase was primarily the result of rent escalators and the decrease in property operating expenses as a result of operating efficiencies from the transition of additional properties to our in-house property management and leasing platform.
Rental Income
For the years ended December 31, 2013, 2012 and 2011, rental income attributable to our properties was $317.3 million, $293.1 million and $267.4 million, respectively, and was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual rental income	$307,734	$282,213	$252,988
Straight-line rent	8,146	9,892	12,425
Other operating revenue	1,461	971	1,972
Total	$317,341	$293,076	$267,385
Contractual rental income for the year ended December 31, 2013 increased $25.5 million as compared to 2012, primarily due to $14.3 million of contractual revenue from the 2013 acquisitions and contractual rent increases, partially offset by a decrease in reimbursement revenue due to the decrease in rental expenses as discussed below. Contractual rental income for the year ended December 31, 2012 increased $29.2 million, as compared to 2011, primarily due to $24.8 million of contractual revenue from the 2012 acquisitions and contractual rent increases.
Rental Expenses
For the years ended December 31, 2013, 2012 and 2011, rental expenses attributable to our properties were $97.1 million, $95.0 million and $88.5 million, respectively. The $2.0 million increase in rental expenses for the year ended December 31, 2013, as compared to 2012, is primarily due to the $5.2 million of rental expenses associated with the 2013 acquisitions, partially offset by operating efficiencies as a result of transition of additional properties to our in-house asset management platform and the movement of certain operating expenses to direct tenant obligations. The $6.6 million increase in rental expenses for the year ended December 31, 2012, as compared to 2011, is primarily due to the $9.2 million of rental expenses associated with the 2012 acquisitions, partially offset by operating efficiencies as a result of the transition of additional properties to our in-house asset management platform.
General and Administrative Expenses
For the years ended December 31, 2013, 2012 and 2011, general and administrative expenses were $24.4 million, $21.7 million and $20.9 million, respectively. General and administrative expenses include such costs as salaries, corporate office overhead, professional and legal fees, among others.  The increase in general and administrative expenses for the year ended December 31, 2013, as compared to 2012, is primarily related to certain expenses associated with our transition to a publicly traded company and some additional expense associated with the transition of seven new markets to our in-house leasing platform. The increase in general and administrative expenses for the year ended December 31, 2012, as compared to 2011, primarily related to certain expenses associated with our transition to a publicly traded company. We became a publicly traded company in June 2012.
Non-Traded REIT Expenses
For the years ended December 31, 2013, 2012 and 2011, non-traded REIT expenses were $0.0 million, $4.3 million and $7.8 million, respectively. Non-traded REIT expenses primarily included stockholder services costs and share-based compensation expense. Stockholder services included the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we did not have. The decrease in non-traded REIT expenses year to year is a result of HTA’s listing on the NYSE in June 2012. The listing allowed our individual stockholders to transfer their shares of HTA common stock to their personal brokerage accounts. As a result of the transfer of the shares of common stock to brokerage accounts, we no longer needed to provide stockholder services. Share-based compensation expense of awards to our executives and Directors were recorded in non-traded REIT expenses as those awards were applicable to past service relative to our non-traded REIT status. Upon the listing, all unvested awards were accelerated and the associated expense was recorded in listing expense.
Acquisition-Related Expenses
For the years ended December 31, 2013, 2012 and 2011, acquisition-related expenses were $7.5 million, $8.8 million and $2.1 million, respectively. The decrease in acquisition-related expenses for the year ended December 31, 2013, as compared to 2012, is primarily due to certain acquisition related payments in 2012, partially offset by increased acquisition activity in 2013. The increase in acquisition-related expenses activity for the year ended December 31, 2012, compared to 2011, is primarily due to increased acquisition activity and certain acquisition related payments in 2012. During the years ended December 31, 2013, 2012 and 2011, we completed acquisitions in the amount of $397.8 million, $294.9 million and $68.3 million, respectively.
Depreciation and Amortization Expense
For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense was $121.5 million, $115.5 million and $106.6 million, respectively. The increase in depreciation and amortization expense from year to year was primarily due to the increase in the size of our portfolio.

Listing Expenses
For the years ended December 31, 2013, 2012 and 2011, listing expenses were $4.4 million, $22.6 million and $0.0 million, respectively. Listing expenses primarily included professional fees and share-based compensation expense associated with the LTIP awards that were granted in connection with the listing and the acceleration of equity awards as discussed above in non-traded REIT expenses. As result of the listing in June 2012, listing expenses were higher 2012 than in 2013.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and net change in the fair value of derivative financial instruments for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense related to our derivative financial instruments	$5,314	$4,944	$1,423
Net (gain) loss on change in fair value of derivative financial instruments	(10,796)	7,667	856
Total	(5,482)	12,611	2,279
Interest expense related to our debt	40,791	34,010	33,563
Amortization of deferred financing costs and debt discount/premium	3,747	3,673	3,089
Unused credit facility fees	2,403	2,185	2,388
Total	46,941	39,868	39,040
Total interest expense and net change in fair value of derivative financial instruments	$41,459	$52,479	$41,319
Total interest expense and net change in the fair value of derivative financial instruments decreased during the year ended December 31, 2013, as compared to 2012, primarily due to the net change in the fair value of derivative financial instruments, partially offset due to the increase in debt. During the year ended December 31, 2013, the fair market value of our derivatives increased $10.8 million, as compared to net decreases of $7.7 million during 2012. This was primarily the result of a higher LIBOR yield curve during 2013, which favorably impacted the fair market value. Debt as of December 31, 2013 increased by $176.9 million compared to December 31, 2012. Total interest expense and net change in the fair value of derivative financial instruments increased during the year ended December 31, 2012, as compared to 2011, primarily due to the net change in the fair value of derivative financial instruments and the increase in debt. During the year ended December 31, 2012, the fair market value of our derivatives decreased $7.7 million as compared to $0.9 million during 2011. Debt as of December 31, 2012 increased by $398.2 million, as compared to debt as of December 31, 2011.
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
Debt Extinguishment Costs
For the year ended December 31, 2012, debt extinguishment costs were $1.9 million as a result of the early retirement of certain mortgage loans during 2012. There were no debt extinguishment costs during 2013 or 2011.
Non-GAAP Financial Measures
Funds from Operations (FFO) and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO, as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment write-downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.

Our methodology for calculating FFO may be different from methods utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund all of our needs. FFO should be reviewed in connection with other GAAP measurements.
We also compute Normalized FFO, which excludes from FFO acquisition-related expenses, listing expenses, net gain or loss on change in fair value of derivative financial instruments, noncontrolling income from partnership units included in diluted shares (only applicable to HTA), transitional expenses, debt extinguishment costs and other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to such other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flows from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares or units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income or loss attributable to common stockholders for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common stockholders	$24,261	$(24,424)	$5,541
Depreciation and amortization expense (including amounts in discontinued operations)	121,647	116,418	107,542
FFO	$145,908	$91,994	$113,083
FFO per share - basic	$0.64	$0.41	$0.51
FFO per share - diluted	$0.63	$0.41	$0.50
Acquisition-related expenses	7,523	8,843	2,130
Listing expenses	4,405	22,573	—
Net (gain) loss on change in fair value of derivative financial instruments	(10,796)	7,667	856
Noncontrolling income from partnership units included in diluted shares	371	16	22
Transitional expenses	—	2,197	—
Debt extinguishment costs	—	1,886	—
Other normalizing items	423	86	287
Normalized FFO	$147,834	$135,262	$116,378
Normalized FFO per share - basic	$0.65	$0.61	$0.52
Normalized FFO per share - diluted	$0.64	$0.61	$0.52
Weighted average number of common shares outstanding - basic	228,075	222,713	223,900
Weighted average number of common shares outstanding - diluted	229,939	222,869	224,392

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income or loss attributable to common unitholders for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per unit data):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common unitholders	$24,633	$(24,408)	$5,563
Depreciation and amortization expense (including amounts in discontinued operations)	121,647	116,418	107,542
FFO	$146,280	$92,010	$113,105
FFO per unit - basic	$0.63	$0.41	$0.50
FFO per unit - diluted	$0.63	$0.41	$0.50
Acquisition-related expenses	7,523	8,843	2,130
Listing expenses	4,405	22,573	—
Net (gain) loss on change in fair value of derivative financial instruments	(10,796)	7,667	856
Transitional expenses	—	2,197	—
Debt extinguishment costs	—	1,886	—
Other normalizing items	423	86	287
Normalized FFO	$147,835	$135,262	$116,378
Normalized FFO per unit - basic	$0.64	$0.60	$0.52
Normalized FFO per unit - diluted	$0.64	$0.60	$0.52
Weighted average number of units outstanding - basic	231,130	224,681	224,056
Weighted average number of units outstanding - diluted	231,130	224,681	224,056
Net Operating Income (NOI), Adjusted NOI and Same-Property Adjusted NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP), generated from our total portfolio of properties before general and administrative expenses, non-traded REIT expenses, acquisition-related expenses, depreciation and amortization expense, listing expenses, interest expense and net gain or loss on change in fair value of derivative financial instruments, debt extinguishment costs and other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should be reviewed in connection with other GAAP measurements.
Adjusted NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired below and above market leases and lease termination fees. We believe that Adjusted NOI provides another measurement of the operating performance of our operating assets. Additionally, we believe that Adjusted NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Adjusted NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Adjusted NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Adjusted NOI should be reviewed in connection with other GAAP measurements.

To facilitate the comparison of Adjusted NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “same-property.” Same-Property Adjusted NOI excludes properties recently acquired, disposed of, held for sale, notes receivable interest income and certain non-routine items. Same-Property Adjusted NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Adjusted NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTLPA’s NOI and Adjusted NOI to net income or loss for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$24,684	$(24,368)	$5,593
General and administrative expenses	24,448	21,741	20,879
Non-traded REIT expenses	—	4,340	7,816
Acquisition-related expenses	7,523	8,843	2,130
Depreciation and amortization expense (including amounts in discontinued operations)	121,647	116,418	107,542
Listing expenses	4,405	22,573	—
Interest expense and the net change in fair value of derivative financial instruments (including amounts in discontinued operations)	41,620	52,993	41,892
Debt extinguishment costs	—	1,886	—
Other (income) expense	(42)	(89)	(174)
NOI	$224,285	$204,337	$185,678
Straight-line rent adjustments, net	(6,553)	(7,857)	(9,112)
Amortization of acquired below and above market leases, net	2,118	2,203	2,683
Lease termination fees	(36)	(114)	(1,417)
Adjusted NOI	$219,814	$198,569	$177,832
The following is the reconciliation of HTA’s and HTLPA’s Same-Property Adjusted NOI to Adjusted NOI for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Adjusted NOI	$219,814	$198,569
Notes receivable interest income	(2,267)	(4,164)
Non Same-Property Adjusted NOI	(37,355)	(19,303)
Same-Property Adjusted NOI	$180,192	$175,102
The following is the reconciliation of HTA’s and HTLPA’s Same-Property Adjusted NOI to Adjusted NOI for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Adjusted NOI	$198,569	$177,832
Notes receivable interest income	(4,164)	(4,424)
Non Same-Property Adjusted NOI	(21,828)	(4,216)
Same-Property Adjusted NOI	$172,577	$169,192

Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt and equity to conduct our activities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of our current cash position, our borrowing capacity on our unsecured revolving credit facility and from any future indebtedness that we may incur, and any possible future equity offerings. As of December 31, 2013, we had $595.0 million available on our unsecured revolving credit facility. In January 2013, HTA commenced an equity ATM offering of its Class A common stock with an aggregate sales price of up to $250.0 million. During the year ended December 31, 2013, approximately 21.9 million shares of HTA’s Class A common stock were issued and sold, at an average price of $11.22 per share. In November 2013, HTA terminated the previous program and commenced a new ATM offering with an aggregate sales price of up to $300.0 million of its Class A common stock. As of December 31, 2013, $300.0 million remained available for sale under the new ATM offering program. Pursuant to HTALP’s partnership agreement, each time that HTA issues shares of common stock pursuant to an equity offering, HTALP issues to HTA an equal number of partnership units and HTA contributes the net proceeds of such offerings to HTALP. In March 2013, we issued $300.0 million of unsecured senior notes bearing interest at 3.70% per annum, payable semi-annually, which were offered at 99.186% of the principal amount thereof.
Our principal demands for funds continues to be for acquisitions of medical office buildings and other facilities that serve the healthcare industry, and the payment of operating expenses, debt service payments, and dividends to our stockholders. Our credit rating upgrade in December 2013 reduced the borrowing rate and facility fees on our variable rate term loans and revolving credit facility. The interest rate on $300.0 million of variable rate term loans was further reduced as a result of the amendment to the unsecured credit agreement that we executed in January 2014.
Generally, cash needs for items other than acquisitions of medical office buildings and other facilities that serve the healthcare industry continue to be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, including our requirements to meet our debt maturities coming due during the year ending December 31, 2014.
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
As of December 31, 2013, we estimate that our expenditures for capital improvements for 2014 will range from approximately $15.0 million to $25.0 million depending on leasing activity. As of December 31, 2013, we had $9.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of December 31, 2013, we had $7.7 million of debt maturing in 2014. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility, and any possible future debt or equity offerings to fund these debt maturities. As of December 31, 2013, we had cash and cash equivalents of $18.1 million and $595.0 million available on our unsecured revolving credit facility. Additionally, as of December 31, 2013, we had unencumbered properties with a gross book value of approximately $2.3 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
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

Cash Flows
The following is a summary of our cash flows for the year ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	Change
Cash and cash equivalents - beginning of year	$15,956	$69,491	$(53,535)
Net cash provided by operating activities	147,824	116,785	31,039
Net cash used in investing activities	(374,700)	(283,545)	(91,155)
Net cash provided by financing activities	229,001	113,225	115,776
Cash and cash equivalents - end of year	$18,081	$15,956	$2,125
Net cash provided by operating activities increased in 2013 primarily due to the $397.8 million of completed acquisitions during 2013, the full year impact of the $294.9 million of 2012 acquisitions and the costs incurred in 2012 associated with the listing. We anticipate cash flows from operating activities to increase with contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the year ended December 31, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $340.3 million and capital expenditures of $25.4 million. For the year ended December 31, 2012, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $257.4 million and capital expenditures of $22.9 million. We anticipate cash flows used in investing activities to increase as we purchase more properties.
For the year ended December 31, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and from the net proceeds of shares of Class A common stock issued through the ATM of $240.7 million, partially offset by payments on our secured real estate term loan and mortgage loans of $157.0 million, net payments on our unsecured revolving credit facility of $17.0 million, and dividends to holders of our common stock of $129.4 million. For the year ended December 31, 2012, net cash provided by financing activities primarily related to borrowings on our unsecured term loan of $455.0 million, partially offset by payment on our mortgage loans of $128.6 million, dividends to holders of our common stock of $93.3 million, and repurchase of common stock of $182.6 million.
Dividends
The amount of dividends HTA pays to its stockholders is determined by its Board of Directors, in its sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. HTA has paid dividends monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the dividend distribution requirement. HTA’s organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend HTA pays to its stockholders is equal to the distributions received from HTALP according to the terms of HTALP’s partnership agreement.
In May 2012, HTA’s Board of Directors determined that it was in the best interest of our stockholders to pay quarterly dividends at an annualized rate of $0.575 per share. It is HTA’s intent to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and HTA cannot guarantee the timing and amount of dividends paid in the future, if any.
For the year ended December 31, 2013, HTA paid cash dividends of $129.4 million. On January 3, 2014, HTA paid cash dividends of $34.1 million for the quarter ending December 31, 2013. On February 17, 2014, HTA’s Board of Directors authorized a quarterly cash dividend of $0.14375 per share to be paid on April 3, 2014 to stockholders of record on March 27, 2014.
Financing
We have historically maintained a low leveraged balance sheet and intend to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of December 31, 2013, our leverage ratio of total debt to total capitalization was 34.0%.
As of December 31, 2013, we had net debt outstanding of $1.2 billion and the weighted average interest rate, inclusive of the impact of our interest rate swaps, was 3.95% per annum. The following is a summary of our unsecured and secured debt. See Note 8 to our accompanying consolidated financial statements, for a further discussion of our debt.

Unsecured Revolving Credit Facility
In March 2013, we executed an amendment to our unsecured revolving credit agreement pursuant to an existing provision thereof and increased the amount available under our unsecured revolving credit facility by $75.0 million to $650.0 million. As of December 31, 2013, $595.0 million was available on our unsecured revolving credit facility. The unsecured revolving credit facility matures in March 2016 and includes a one-year extension, subject to certain conditions.
Unsecured Term Loans
As of December 31, 2013, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in March 2016 and $155.0 million matures in July 2019. Subsequent to December 31, 2013, the maturity of the $300.0 million term loan was extended to January 2018 and still includes a one-year extension, subject to certain conditions.
Unsecured Senior Notes
In March 2013, we issued $300.0 million of unsecured senior notes that mature in April 2023. The $300.0 million of unsecured senior notes bear interest at 3.70% per annum, payable semi-annually, and were offered at 99.186% of the principal amount thereof.
Secured Real Estate Term Loan and Mortgage Loans
In March 2013, we repaid in full and terminated our $125.5 million secured real estate term loan. During the year ended December 31, 2013, we made principal payments of $31.5 million on our mortgage loans and we have $7.7 million of principal payments due in 2014. During 2013, we assumed $52.7 million of mortgage loans as part of our acquisitions.
Commitments and Contingencies
See Note 10 to our accompanying consolidated financial statements, for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements. As of December 31, 2013, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we will not be able to meet.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2013 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$7,729	$551,478	$113,941	$540,528	$1,213,676
Interest (2)	43,442	76,967	52,033	59,192	231,634
Ground lease and other operating lease obligations	4,230	8,425	8,680	272,992	294,327
Total	$55,401	$636,870	$174,654	$872,712	$1,739,637
________________________

(1)	The table does not reflect the one year extension on $355.0 million of our debt that matures in 2016.

(2)	Interest on variable rate debt is calculated using the rates in effect at December 31, 2013 and excludes the impact of our interest rate swaps.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2013, we had no off-balance sheet arrangements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we believe the primary market risk to which we have exposure to is interest rate risk.
We are exposed to the effects of interest rate changes on our variable rate debt. Interest rate changes on our fixed rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. Our interest rate risk is monitored using a variety of techniques. In order to mitigate our interest rate risk, we enter into derivative financial instruments such as interest rate swaps and caps. To the extent we enter into such derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with what we believe are high-quality counterparties, including those with whom we have a lending relationship. We believe the likelihood of realized losses from counterparty non-performance is remote. We manage the market risk associated with interest rate swaps or caps by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
We have, and may in the future enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in interest expense in our accompanying consolidated statements of operations.
The table below presents, as of December 31, 2013, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$7,222	$73,436	$121,907	$100,314	$12,309	$358,563	$673,751
Weighted average interest rate on fixed rate debt (per annum)	5.44%	5.38%	5.16%	5.91%	6.43%	4.15%	4.90%
Variable rate debt	$507	$546	$355,589	$634	$684	$181,965	$539,925
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2013 (per annum)	1.79%	2.35%	4.18%	4.57%	5.27%	6.08%	2.75%
Our total debt was $1.2 billion (excluding net premium/discount) as of December 31, 2013. We had fixed and variable rate debt with interest rates ranging from 1.62% to 12.75% per annum and a weighted average interest rate of 3.49% per annum as of December 31, 2013. We had $673.8 million (excluding net premium/discount) of fixed rate debt, or 55.5% of total debt, at a weighted average interest rate of 4.90% per annum and $539.9 million of variable rate debt, or 44.5% of total debt, at a weighted average interest rate of 1.73% per annum as of December 31, 2013. The $112.6 million decrease in our variable rate debt during 2013 is primarily due to the pay-off of the $125.5 million secured real estate term loan.
As of December 31, 2013, the fair value of our fixed rate debt was $694.3 million and the fair value of our variable rate debt was $543.4 million based upon prevailing market rates as of December 31, 2013.
As of December 31, 2013, we had interest rate swaps outstanding that effectively fix $484.9 million of variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 2.75% per annum.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8. Financial Statements and Supplementary Data
See the disclosure listed at Item 15 Exhibits, Financial Statement Schedules subsections (a)(1) and (a)(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Healthcare Trust of America, Inc. (“HTA”)
(a) Evaluation of disclosure controls and procedures.  HTA maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.
As of December 31, 2013, an evaluation was conducted under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of HTA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2013.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, HTA’s internal control over financial reporting.
Healthcare Trust of America Holdings, LP (“HTALP”)
(a) Evaluation of disclosure controls and procedures.  HTALP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.
As of December 31, 2013, an evaluation was conducted under the supervision and with the participation of management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of HTA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2013.
(b) Management’s report on internal control over financial reporting.  HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 1992 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2013.
This annual report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, HTALP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona
We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 25, 2014

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in HTA’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which it will file with the SEC not later than April 30, 2014.

Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Directors and Executive Officers” in HTA’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which it will file with the SEC not later than April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in HTA’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which it will file with the SEC not later than April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which it will file with the SEC not later than April 30, 2014.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which it will file with the SEC not later than April 30, 2014.

PART IV
Item 15. Exhibits, Financial Statement Schedules

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
All other schedules have been omitted because they are inapplicable.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signature section of this report) are incorporated by reference into this Annual Report.
(b) Exhibits:
See Item 15(a)(1) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America Holdings, LP
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America Holdings, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 25, 2014

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$197,892	$183,651
Building and improvements	2,339,774	2,044,113
Lease intangibles	409,356	352,884
Property held for sale, net	21,138	—
	2,968,160	2,580,648
Accumulated depreciation and amortization	(441,169)	(349,118)
Real estate investments, net	2,526,991	2,231,530
Real estate notes receivable	28,520	20,000
Cash and cash equivalents	18,081	15,956
Restricted cash and escrow deposits	18,114	17,623
Receivables and other assets, net	109,337	84,970
Other intangibles, net	50,343	44,011
Non-real estate assets of property held for sale, net	948	—
Total assets	$2,752,334	$2,414,090
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,214,241	$1,037,359
Accounts payable and accrued liabilities	82,893	63,443
Derivative financial instruments - interest rate swaps	5,053	9,370
Security deposits, prepaid rent and other liabilities	35,339	24,450
Intangible liabilities, net	11,797	11,309
Total liabilities	1,349,323	1,145,931
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,262	3,564
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 and 700,000,000 shares authorized as of December 31, 2013 and 2012, respectively; 236,880,614 and 100,086,387 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2,369	1,001
Class B common stock, $0.01 par value; 0 and 300,000,000 shares authorized as of December 31, 2013 and 2012, respectively; 0 and 114,566,254 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	1,146
Additional paid-in capital	2,126,897	1,885,836
Cumulative dividends in excess of earnings	(742,060)	(633,717)
Total stockholders’ equity	1,387,206	1,254,266
Noncontrolling interest	12,543	10,329
Total equity	1,399,749	1,264,595
Total liabilities and equity	$2,752,334	$2,414,090
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$317,341	$293,076	$267,385
Interest income from real estate notes receivable	2,558	4,304	4,792
Total revenues	319,899	297,380	272,177
Expenses:
Rental	97,053	95,046	88,483
General and administrative	24,448	21,741	20,879
Non-traded REIT	—	4,340	7,816
Acquisition-related	7,523	8,843	2,130
Depreciation and amortization	121,476	115,497	106,551
Listing	4,405	22,573	—
Total expenses	254,905	268,040	225,859
Income (loss) before other income (expense)	64,994	29,340	46,318
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(5,314)	(4,944)	(1,423)
Net gain (loss) on change in the fair value of derivative financial instruments	10,796	(7,667)	(856)
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	5,482	(12,611)	(2,279)
Interest related to debt	(46,941)	(39,868)	(39,040)
Debt extinguishment costs	—	(1,886)	—
Other income (expense)	42	89	174
Income (loss) from continuing operations	23,577	(24,936)	5,173
Income from discontinued operations	1,107	568	420
Net income (loss)	$24,684	$(24,368)	$5,593
Net income attributable to noncontrolling interests	(423)	(56)	(52)
Net income (loss) attributable to common stockholders	$24,261	$(24,424)	$5,541
Earnings (losses) per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.10	$(0.11)	$0.02
Earnings (losses) per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.10	$(0.11)	$0.02
Weighted average number of common shares outstanding:
Basic	228,075	222,713	223,900
Diluted	229,939	222,713	224,392
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock Issued			Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock	Class A	Class B
Balance as of December 31, 2010	202,644	—	—	$2,026	$1,795,413	$(310,193)	$1,487,246	$—	$1,487,246
Issuance of common stock	21,682	—	—	216	214,425	—	214,641	—	214,641
Offering costs	—	—	—	—	(18,896)	—	(18,896)	—	(18,896)
Share-based award transactions, net	62	—	—	1	3,220	—	3,221	—	3,221
Issuance of common stock under the DRIP	7,986	—	—	80	75,784	—	75,864	—	75,864
Repurchase and cancellation of common stock	(3,883)	—	—	(39)	(37,641)	—	(37,680)	—	(37,680)
Dividends ($0.725 per common share)	—	—	—	—	—	(162,597)	(162,597)	—	(162,597)
Net income (loss)	—	—	—	—	—	5,541	5,541	—	5,541
Balance as of December 31, 2011	228,491	—	—	2,284	2,032,305	(467,249)	1,567,340	—	1,567,340
Share-based award transactions, net	626	333	12	10	6,954	—	6,964	10,444	17,408
Issuance of common stock under the DRIP	3,362	—	—	34	31,882	—	31,916	—	31,916
Repurchase and cancellation of common stock	(3,070)	(14,958)	(144)	(181)	(185,305)	—	(185,486)	—	(185,486)
Conversion	(229,409)	114,711	114,698	—	—	—	—	—	—
Dividends ($0.637 per common share)	—	—	—	—	—	(142,044)	(142,044)	(115)	(142,159)
Net income (loss)	—	—	—	—	—	(24,424)	(24,424)	—	(24,424)
Balance as of December 31, 2012	—	100,086	114,566	2,147	1,885,836	(633,717)	1,254,266	10,329	1,264,595
Issuance of common stock	—	21,873	—	219	239,115	—	239,334	—	239,334
Share-based award transactions, net	—	422	(15)	4	2,467	76	2,547	3,177	5,724
Repurchase and cancellation of common stock	—	(52)	—	(1)	(521)	—	(522)	—	(522)
Conversion	—	114,551	(114,551)	—	—	—	—	—	—
Dividends ($0.575 per common share)	—	—	—	—	—	(132,680)	(132,680)	(1,304)	(133,984)
Net income (loss)	—	—	—	—	—	24,261	24,261	341	24,602
Balance as of December 31, 2013	—	236,880	—	$2,369	$2,126,897	$(742,060)	$1,387,206	$12,543	$1,399,749
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$24,684	$(24,368)	$5,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	119,904	114,575	104,045
Share-based compensation expense	5,648	17,408	3,221
Bad debt expense	453	1,064	1,447
Change in fair value of derivative financial instruments	(10,796)	7,667	856
Changes in operating assets and liabilities:
Receivables and other assets, net	(15,931)	(4,765)	(2,964)
Accounts payable and accrued liabilities	14,789	2,684	295
Security deposits, prepaid rent and other liabilities	9,073	2,520	(686)
Net cash provided by operating activities	147,824	116,785	111,807
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(340,307)	(257,386)	(61,385)
Capital expenditures	(25,382)	(22,909)	(16,034)
Issuance of real estate notes receivable	(8,520)	—	—
Restricted cash, escrow deposits and notes receivable	(491)	(4,830)	(4,502)
Release of restricted cash	—	580	14,463
Real estate deposits paid	—	(3,810)	(4,500)
Real estate deposits used	—	4,810	6,000
Net cash used in investing activities	(374,700)	(283,545)	(65,958)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,558	—	—
Borrowings on unsecured revolving credit facility	158,000	360,000	—
Payments on unsecured revolving credit facility	(175,000)	(288,000)	(7,000)
Borrowings on unsecured term loans	—	455,000	—
Borrowings on secured real estate term loan and mortgage loans	—	—	125,500
Payments on secured real estate term loan and mortgage loans	(156,963)	(128,601)	(192,083)
Deferred financing costs	(3,651)	(6,436)	(3,401)
Derivative financial instrument termination payments	(1,195)	—	—
Security deposits	1,225	765	596
Proceeds from issuance of common stock, net	240,657	—	214,641
Repurchase and cancellation of common stock	(522)	(182,602)	(37,680)
Payment of offering costs	—	(2,884)	(21,137)
Dividends	(129,360)	(93,273)	(84,800)
Payment on earnout liability	(92)	(328)	—
Distributions to noncontrolling interest of limited partners	(1,656)	(416)	(264)
Net cash provided by (used in) financing activities	229,001	113,225	(5,628)
Net change in cash and cash equivalents	2,125	(53,535)	40,221
Cash and cash equivalents - beginning of period	15,956	69,491	29,270
Cash and cash equivalents - end of period	$18,081	$15,956	$69,491
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$197,892	$183,651
Building and improvements	2,339,774	2,044,113
Lease intangibles	409,356	352,884
Property held for sale, net	21,138	—
	2,968,160	2,580,648
Accumulated depreciation and amortization	(441,169)	(349,118)
Real estate investments, net	2,526,991	2,231,530
Real estate notes receivable	28,520	20,000
Cash and cash equivalents	18,081	15,956
Restricted cash and escrow deposits	18,114	17,623
Receivables and other assets, net	109,337	84,970
Other intangibles, net	50,343	44,011
Non-real estate assets of property held for sale, net	948	—
Total assets	$2,752,334	$2,414,090
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt, net	$1,214,241	$1,037,359
Accounts payable and accrued liabilities	82,893	63,443
Derivative financial instruments - interest rate swaps	5,053	9,370
Security deposits, prepaid rent and other liabilities	35,339	24,450
Intangible liabilities, net	11,797	11,309
Total liabilities	1,349,323	1,145,931
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	1,717	1,960
Partners’ Capital:
Limited partners’ capital, 3,052,918 and 3,055,718 units issued and outstanding as of December 31, 2013 and 2012, respectively	13,818	11,663
General partners’ capital, 236,880,614 and 214,652,641 units issued and outstanding as of December 31, 2013 and 2012, respectively	1,387,476	1,254,536
Total partners’ capital	1,401,294	1,266,199
Total liabilities and partners’ capital	$2,752,334	$2,414,090
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$317,341	$293,076	$267,385
Interest income from real estate notes receivable	2,558	4,304	4,792
Total revenues	319,899	297,380	272,177
Expenses:
Rental	97,053	95,046	88,483
General and administrative	24,448	21,741	20,879
Non-traded REIT	—	4,340	7,816
Acquisition-related	7,523	8,843	2,130
Depreciation and amortization	121,476	115,497	106,551
Listing	4,405	22,573	—
Total expenses	254,905	268,040	225,859
Income (loss) before other income (expense)	64,994	29,340	46,318
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(5,314)	(4,944)	(1,423)
Net gain (loss) on change in the fair value of derivative financial instruments	10,796	(7,667)	(856)
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	5,482	(12,611)	(2,279)
Interest related to debt	(46,941)	(39,868)	(39,040)
Debt extinguishment costs	—	(1,886)	—
Other income (expense)	42	89	174
Income (loss) from continuing operations	23,577	(24,936)	5,173
Income from discontinued operations	1,107	568	420
Net income (loss)	$24,684	$(24,368)	$5,593
Net income attributable to noncontrolling interests	(51)	(40)	(30)
Net income (loss) attributable to common unitholders	$24,633	$(24,408)	$5,563
Earnings (losses) per common unit - basic:
Income (loss) from continuing operations attributable to common unitholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.10	$(0.11)	$0.02
Earnings (losses) per common unit - diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.10	$(0.11)	$0.02
Weighted average number of common units outstanding:
Basic	231,130	224,681	224,056
Diluted	231,130	224,681	224,056
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2010	202,644	$1,487,301	156	$1,510	$1,488,811
Issuance of general partner units	21,682	214,641	—	—	214,641
Offering costs	—	(18,896)	—	—	(18,896)
Issuance of units under the DRIP	7,986	75,864	—	—	75,864
Redemptions of general partner units	(3,883)	(37,680)	—	—	(37,680)
Share-based award transactions, net	62	3,221	—	—	3,221
Distributions ($0.725 per common unit)	—	(162,483)	—	(114)	(162,597)
Net income (loss) attributable to common unitholders	—	5,542	—	21	5,563
Balance as of December 31, 2011	228,491	1,567,510	156	1,417	1,568,927
Issuance of units under the DRIP	3,362	31,916	—	—	31,916
Redemptions of general partner units	(18,172)	(185,486)	—	—	(185,486)
Share-based award transactions, net	971	6,964	2,900	10,444	17,408
Distributions ($0.637 per common unit)	—	(141,944)	—	(214)	(142,158)
Net income (loss) attributable to common unitholders	—	(24,424)	—	16	(24,408)
Balance as of December 31, 2012	214,652	1,254,536	3,056	11,663	1,266,199
Issuance of general partner units	21,873	239,334	—	—	239,334
Redemptions of general partner units	(52)	(522)	—	—	(522)
Share-based award transactions, net	407	2,547	(3)	3,177	5,724
Distributions ($0.575 per common unit)	—	(132,680)	—	(1,394)	(134,074)
Net income (loss) attributable to common unitholders	—	24,261	—	372	24,633
Balance as of December 31, 2013	236,880	$1,387,476	3,053	$13,818	$1,401,294
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$24,684	$(24,368)	$5,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	119,904	114,575	104,045
Share-based compensation expense	5,648	17,408	3,221
Bad debt expense	453	1,064	1,447
Change in fair value of derivative financial instruments	(10,796)	7,667	856
Changes in operating assets and liabilities:
Receivables and other assets, net	(15,931)	(4,765)	(2,964)
Accounts payable and accrued liabilities	14,789	2,684	295
Security deposits, prepaid rent and other liabilities	9,073	2,520	(686)
Net cash provided by operating activities	147,824	116,785	111,807
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(340,307)	(257,386)	(61,385)
Capital expenditures	(25,382)	(22,909)	(16,034)
Issuance of real estate notes receivable	(8,520)	—	—
Restricted cash, escrow deposits and notes receivable	(491)	(4,830)	(4,502)
Release of restricted cash	—	580	14,463
Real estate deposits paid	—	(3,810)	(4,500)
Real estate deposits used	—	4,810	6,000
Net cash used in investing activities	(374,700)	(283,545)	(65,958)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,558	—	—
Borrowings on unsecured revolving credit facility	158,000	360,000	—
Payments on unsecured revolving credit facility	(175,000)	(288,000)	(7,000)
Borrowings on unsecured term loans	—	455,000	—
Borrowings on secured real estate term loan and mortgage loans	—	—	125,500
Payments on secured real estate term loan and mortgage loans	(156,963)	(128,601)	(192,083)
Deferred financing costs	(3,651)	(6,436)	(3,401)
Derivative financial instrument termination payments	(1,195)	—	—
Security deposits	1,225	765	596
Proceeds from issuance of general partner units, net	240,657	—	214,641
Repurchase and cancellation of general partner units	(522)	(182,602)	(37,680)
Payment of offering costs	—	(2,884)	(21,137)
Distributions to general partner	(129,360)	(93,273)	(84,800)
Payment on earnout liability	(92)	(328)	—
Distributions to limited partners and redeemable noncontrolling interests	(1,656)	(416)	(264)
Net cash provided by (used in) financing activities	229,001	113,225	(5,628)
Net change in cash and cash equivalents	2,125	(53,535)	40,221
Cash and cash equivalents - beginning of period	15,956	69,491	29,270
Cash and cash equivalents - end of period	$18,081	$15,956	$69,491
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.

1. Organization and Description of Business
Healthcare Trust of America, Inc., a Maryland corporation, and Healthcare Trust of America Holdings, LP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. Healthcare Trust of America, Inc., or HTA, operates as a real estate investment trust, or REIT, and is the general partner of Healthcare Trust of America Holdings, LP, or HTALP, which is the operating partnership. As of December 31, 2013, HTA owned a 98.94% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long term incentive plan, or LTIP, units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and has no publicly traded equity.
HTA is a fully integrated, self-administered and internally managed REIT and is one of the largest publicly-traded REITs focused on medical office buildings in the United States based on gross leasable area, or GLA. We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, (ii) actively manage our balance sheet to maintain flexibility with conservative leverage, and (iii) seek internal growth through proactive asset management, leasing and property management oversight. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of approximately $3.0 billion through December 31, 2013. As of December 31, 2013, our portfolio consisted of 269 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivables secured by medical office buildings.
On June 6, 2012, HTA listed its Class A common stock on the New York Stock Exchange, or the NYSE, or the Listing. In accordance with an amendment to HTA’s charter approved by stockholders on December 20, 2010, all of HTA’s common stock was converted into shares of Class A, Class B-1, Class B-2 and Class B-3 common stock. The Class B common stock was identical to the Class A common stock except that the Class B common stock was not listed on a national securities exchange. The shares of the Class B-1, Class B-2 and Class B-3 common stock converted into shares of our Class A common stock on December 6, 2012, June 6, 2013, and November 7, 2013, respectively. As of December 31, 2013, there were no shares of Class B common stock outstanding.
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
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities, or VIEs. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During 2013, we classified one of our properties as held for sale. The statements of operations for 2012 and 2011 have been reclassified to conform with current year presentation with respect to the operations of the property classified as held for sale. See Note 7 for further discussion.
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
Restricted Cash
Restricted cash is comprised of reserve accounts for property taxes, insurance, capital improvements and tenant improvements as well as collateral accounts for debt and interest rate swaps.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization recorded on lease inducements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tenant receivables and straight-line rent receivables are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Such allowance is charged to bad debt expense which is included in general and administrative expense in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2013, 2012 and 2011, we had $2.1 million, $2.2 million and $1.5 million, respectively, in allowances for uncollectible accounts. During the years ended December 31, 2013, 2012 and 2011, we recorded bad debt expense of $0.5 million, $1.1 million and $1.4 million, respectively.
Real Estate Acquisitions
With the assistance of independent valuation specialists, we record the purchase price of completed business acquisitions associated with tangible and intangible assets and liabilities based on their fair values. The tangible assets (building and land) are determined based upon the value of the property as if it were to be replaced or as if it were vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration.
The value of above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be received pursuant to the lease over its remaining term; and (2) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts associated with above market leases are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leases are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value associated with above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term; and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts recorded for above market leasehold interests are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leasehold interests are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets includes in place leases and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts recorded for in place leases are included in lease intangibles in our accompanying consolidated balance sheets and will be amortized to amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded for tenant relationships are included in lease intangibles in our accompanying consolidated balance sheets and are amortized to amortization expense over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.
The value recorded for above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded for above or below market debt are included in debt, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed debt.
The value recorded for interest rate swaps is based upon a discounted cash flow analysis on the expected cash flows, taking into account interest rate curves and the period to maturity. See derivative financial instruments below for further discussion.
We record contingent consideration at fair value as of the acquisition date and reassess the fair value as of the end of each reporting period, with any changes being recognized in earnings.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Investments
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment is depreciated over five years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation expense of buildings and improvements for the years ended December 31, 2013, 2012 and 2011, was $75.5 million, $71.4 million and $64.4 million, respectively.
Real Estate Held For Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon designation as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. The results of operations of properties classified as held for sale are reflected as discontinued operations for all periods reported and the major classes of assets and liabilities are presented separately in the balance sheet. As of December 31, 2013, we had one property within our portfolio classified as held-for-sale, see Note 7.
Recoverability of Real Estate Investments
Operating properties are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset over the remaining expected hold period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeded the fair value of the property. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. For the years ended December 31, 2013, 2012 and 2011, there were no impairment losses.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2013, 2012 and 2011, there were no impairment losses.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swap, to effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statements of operations in the period of change.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Fair Value Measurements
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
Receivables and Other Assets
Receivables and other assets consist of accounts and other receivables, tenant note receivable, deferred financing costs, deferred leasing costs, lease inducements, straight-line rent receivables, prepaid expenses, deposits, equipment and other and derivative financial instruments - interest rate swaps. Management periodically evaluates the realizability of future cash flows from tenant notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the tenant note receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the tenant note receivable and the discounted cash flows expected to be received. Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan which approximates the effective interest method. Deferred leasing costs are amounts incurred in executing a lease, both for external broker and marketing costs, plus a portion of internal leasing related costs. Deferred leasing costs are amortized on a straight-line basis method over the term of the applicable lease. Deferred leasing costs are included in operating activities in our consolidated statements of cash flows. Lease inducements are amortized on a straight-line basis against rental income over the term of the applicable lease.
Share-Based Compensation
We calculate the fair value of share-based awards on the date of grant. Restricted common stock is valued based on the closing price of our Class A common stock on the NYSE. The LTIP units were valued using a Monte Carlo simulation which took into account volatility, dividend yield, expected term, risk-free rate and stock price. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. See Note 11 for further discussion.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Noncontrolling Interests
HTA’s net income attributable to noncontrolling interests in the accompanying consolidated statements of operations relate to both noncontrolling interest reflected within equity and redeemable noncontrolling interest of limited partners reflected outside of equity in the accompanying consolidated balance sheets. Limited partner units, including LTIP awards, in HTALP are accounted for as partners’ capital in HTALP’s accompanying consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s accompanying consolidated balance sheets.
Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity or partners’ capital.
Listing Expenses
Listing expenses primarily included fees associated with the Listing and share-based compensation expense associated with the LTIP awards that we granted in connection with the Listing.
Non-Traded REIT Expenses
Non-traded REIT expenses included stockholder services, including the printing and mailing of stockholder statements, the maintenance of an online investor portal, and other significant mailings and promotional investor materials traditionally borne by an advisor, which we did not have. As a result of our individual stockholders transferring their shares of HTA stock to brokers as a result of the Listing, we no longer incur these costs. Additionally, these expenses included share-based compensation expense attributable to our executives and Board of Directors.  These related shares were accelerated pursuant to the Listing and were applicable to past services relative to our non-traded REIT status.
Income Taxes
HTA believes that it has qualified to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended or the Code, beginning with the taxable year ending December 31, 2007 and it intends to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, HTA must meet certain organizational and operational requirements, including a requirement to pay dividend distributions to its stockholders of at least 90% of its annual taxable income. As a REIT, HTA is generally not subject to federal income tax on net income that it distributes to its stockholders, but it may be subject to certain state or local taxes on its income and property.
If HTA fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could have a material adverse effect on its business, financial condition, results of operations and net cash available for dividend distributions to its stockholders.
As discussed in Note 1, HTA conducts substantially all of its operations through HTALP. As a partnership, HTALP generally is not liable for federal income taxes. The income and loss from the operations of HTALP is included in the tax returns of its partners, including HTA, who are responsible for reporting their allocable share of the partnership income and loss. Accordingly, no provision for income taxes has been made on the accompanying consolidated financial statements.
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net assets reported in our consolidated balance sheet by approximately $254.7 million as of December 31, 2013.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the United States and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2013, we had cash balances of $19.9 million in excess of Federal Deposit Insurance Corporation insured limits.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Disclosure
We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and other real estate-related assets. Our investments in real estate and other real estate-related assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued or Adopted Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or ASU 2013-01, which clarifies the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 requires entities to disclose both gross and net information about derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements and securities borrowing and securities lending transactions that are subject to an agreement similar to a master netting arrangement. Entities are required to apply these disclosures for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity must provide the disclosures required by those amendments retrospectively for all comparative periods presented. We adopted ASU 2011-11 and ASU 2013-01 in the first quarter of fiscal 2013, see Note 9.

3. Business Combinations
For the year ended December 31, 2013, we completed ten acquisitions for an aggregate purchase price of $397.8 million. We incurred $4.8 million of costs attributable to these completed acquisitions. As part of the acquisitions we assumed mortgage loans with a fair value of $53.4 million.
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

2013 Acquisitions	Total
Land	$16,192
Building and improvements	292,037
Below market leasehold interests	10,317
Above market leases	2,999
In place leases	52,845
Tenant relationships	25,119
Below market leases	(2,104)
Above market debt	(694)
Interest rate swap	(2,600)
394,111
Contingencies and other, net	3,715
Aggregate purchase price	$397,826
The weighted average lives of the above acquired intangible assets and liabilities were 16.0 years and 5.6 years, respectively.
The following is a brief description of each of the 2013 acquisitions.

•	On March 11, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $48.7 million.

•	On March 22, 2013, we completed the acquisition of a medical office building located in Bryan/College Station, Texas for $39.8 million.

•	On June 18, 2013, we completed the acquisition of a medical office building located in Atlanta, Georgia for $5.6 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	On July 12, 2013, we completed the acquisition of a medical office property located in Monroeville, Pennsylvania for $15.1 million.

•	On July 29, 2013, we completed the acquisition of a medical office building located in Denver, Colorado for $42.0 million.

•	On August 30, 2013, we completed the acquisition of a medical office building located in Dallas, Texas for $27.7 million.

•
On September 20, 2013, we completed the acquisition of a portfolio of medical office buildings located in Miami/West Palm Beach, Florida for $62.9 million. As part of the acquisition, we assumed $18.0 million of fixed rate mortgage loans.

•	On November 13, 2013, we completed the acquisition of a medical office building located in Austin, Texas for $9.6 million.

•
On December 10, 2013, we completed the acquisition of a medical office building located in Austin, Texas for $19.7 million. As part of the acquisition, we assumed a $4.8 million fixed rate mortgage loan.

•
On December 13, 2013, we completed the acquisition of a portfolio of medical office buildings located in Tampa/Jupiter, Florida for $126.7 million. As part of the acquisition, we assumed a $29.9 million variable rate mortgage loan with an associated interest rate swap.

The aggregate net purchase price of the 2012 acquisitions was allocated in the amounts set forth in the table below. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate (in thousands):

2012 Acquisitions	Total
Land	$13,479
Building and improvements	225,924
Below market leasehold interests	3,284
Above market leases	4,199
In place leases	27,136
Tenant relationships	22,100
Below market leases	(1,472)
294,650
Contingencies and other, net	287
Aggregate purchase price	$294,937
The weighted average lives of the above acquired intangible assets and liabilities were 14.2 years and 7.6 years, respectively.
We recorded the below revenues and net income (loss) for the year ended December 31, 2013 related to the 2013 acquisitions and for the year ended December 31, 2012 related to the 2012 acquisitions (in thousands):

	2013 Acquisitions	2012 Acquisitions
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Revenues	$15,361	$26,717
Net income (loss)	206	7,537

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplementary Pro Forma Information of HTA
The following pro forma consolidated results of operations of HTA for the years ended December 31, 2013 and 2012, assumes that all 2013 acquisitions occurred on January 1, 2012 and excludes $4.8 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Revenues	$349,813	$342,655
Net income (loss) attributable to common stockholders	28,017	(25,294)

Net income (loss) per share attributable to common stockholders - basic	$0.12	$(0.10)
Net income (loss) per share attributable to common stockholders - diluted	0.12	(0.10)
The following pro forma consolidated results of operations of HTA for the years ended December 31, 2012 and 2011, assumes that all 2012 acquisitions occurred on January 1, 2011 and excludes $3.0 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Revenues	$306,420	$307,246
Net income (loss) attributable to common stockholders	(21,928)	6,736

Net income (loss) per share attributable to common stockholders - basic	$(0.10)	$0.03
Net income (loss) per share attributable to common stockholders - diluted	(0.10)	0.03
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Supplementary Pro Forma Information of HTALP
The following pro forma consolidated results of operations of HTALP for the years ended December 31, 2013 and 2012, assumes that all 2013 acquisitions occurred on January 1, 2012 and excludes $4.8 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2013	2012
Revenues	$349,813	$342,655
Net income (loss) attributable to common unitholders	28,389	(25,278)

Net income (loss) per unit attributable to common unitholders - basic	$0.12	$(0.10)
Net income (loss) per unit attributable to common unitholders - diluted	0.12	(0.10)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following pro forma consolidated results of operations of HTALP for the years ended December 31, 2012 and 2011, assumes that all 2012 acquisitions occurred on January 1, 2011 and excludes $3.0 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2012	2011
Revenues	$306,420	$307,246
Net income (loss) attributable to common unitholders	(21,912)	6,758

Net income (loss) per unit attributable to common unitholders - basic	$(0.10)	$0.03
Net income (loss) per unit attributable to common unitholders - diluted	(0.10)	0.03
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

4. Real Estate Notes Receivable
Real estate notes receivable includes four promissory notes totaling $20.0 million as of December 31, 2013 and 2012. The promissory notes are secured by medical office buildings, with interest rates ranging from 10.85% to 10.95% per annum. The promissory notes matured on November 1, 2013, but subsequent to December 31, 2013 were extended to June 25, 2014. We might extend the notes again if they are not repaid by the maturity date. The associated medical office buildings are being actively marketed for sale and the notes will be repaid upon any sale. The promissory notes have sufficient collateral coverage based on the value of the medical office buildings. The promissory notes continue to accrue interest at the same per annum rates and as of December 31, 2013 all interest payments were current.
In addition, we originated two promissory notes in September 2013 totaling $8.5 million. The promissory notes are secured by medical office buildings in South Florida, each with an interest rate of 7.0% per annum. The properties are being actively marketed for sale and the notes will be repaid upon any sale. The promissory notes mature on October 1, 2016.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of December 31, 2013, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments. We made no purchases or sales of real estate notes receivable during the years ended December 31, 2013 and 2012.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands, except weighted average remaining amortization period):

	December 31, 2013		December 31, 2012
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$212,142	8.8	$174,615	9.7	Lease intangibles
Tenant relationships	197,214	10.5	178,269	11.6	Lease intangibles
Above market leases	26,799	6.3	25,387	6.9	Other intangibles, net
Below market leasehold interests	37,640	68.9	30,587	69.4	Other intangibles, net
	473,795		408,858
Accumulated amortization	(150,207)		(125,924)
Total	$323,588	15.9	$282,934	15.9

Liabilities:
Below market leases	$13,989	12.4	$12,823	13.7	Intangible liabilities, net
Above market leasehold interests	3,827	33.1	3,827	34.0	Intangible liabilities, net
	17,816		16,650
Accumulated amortization	(6,019)		(5,341)
Total	$11,797	18.4	$11,309	19.5
The following is a summary of the net intangible amortization for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization recorded against rental income related to above or below market leases	$1,772	$1,682	$1,983
Rental expense related to above or below market leasehold interests	346	521	700
Amortization expense related to in place leases and tenant relationships	42,820	41,643	40,489
As of December 31, 2013, the amortization of intangible assets and liabilities for each of the next five years and thereafter is as follows (in thousands):

Year	Assets	Liabilities
2014	$49,888	$1,492
2015	43,841	1,274
2016	38,424	1,073
2017	32,390	792
2018	26,575	736
Thereafter	132,470	6,430
Total	$323,588	$11,797

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Accounts and other receivables, net	$22,847	$13,317
Tenant note receivable	3,173	3,287
Deferred financing costs, net	10,921	11,006
Deferred leasing costs, net	12,954	10,554
Lease inducements, net	759	880
Straight-line rent receivables, net	46,957	39,095
Prepaid expenses, deposits, equipment and other, net	6,653	6,831
Derivative financial instruments - interest rate swaps	5,073	—
Total	$109,337	$84,970
The tenant note receivable is for a loan to a tenant for building improvements. The interest rate thereon is 9.0% per annum and requires monthly principal and interest payments from the tenant through July 2027. As of December 31, 2013, the tenant note receivable is current and we have not provided any allowance for losses or recorded any impairments.
The following is a summary of amortization of deferred leasing costs, deferred financing costs, and lease inducements for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization expense related to deferred leasing costs	$2,636	$1,868	$1,139
Interest expense related to deferred financing costs	3,837	3,861	3,540
Amortization recorded against rental income related to lease inducements	208	269	165
As of December 31, 2013, the amortization of deferred leasing costs, deferred financing costs, and lease inducements for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2014	$6,118
2015	5,638
2016	3,599
2017	2,593
2018	2,071
Thereafter	4,615
Total	$24,634

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Assets Held for Sale and Discontinued Operations
During 2013, we classified one of our properties as held for sale as we committed to an approved plan to seek to dispose of the property. The sale of the property is expected to occur within one year. The property is being marketed at a price we believe is consistent with its fair value. We will re-assess the classification as held for sale if it has not sold by the end of the first quarter of 2014. As of December 31, 2012, there were no properties held for sale. The following table represents the major classes of assets and liabilities, and the balance sheet classification as of December 31, 2013 (in thousands):

December 31, 2013
Land	$5,109
Building and improvements, net	15,181
Lease intangibles, net	848
Property held for sale, net	$21,138

Receivables and other assets, net	$948
Non-real estate assets of property held for sale, net	$948

Security deposits, prepaid rent and other liabilities	$200
Security deposits, prepaid rent and other liabilities	$200
The table below reflects the results of operations of the property classified as held for sale, which are included in discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,702	$2,264	$2,261
Expenses	434	1,182	1,268
Income before other income (expense)	1,268	1,082	993
Interest expense related to debt	(161)	(514)	(573)
Income from discontinued operations	$1,107	$568	$420

8. Debt
Debt consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Unsecured revolving credit facility	$55,000	$72,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	300,000	—
Fixed rate mortgages	373,751	382,456
Variable rate mortgages	29,925	—
Secured real estate term loan	—	125,500
	1,213,676	1,034,956
Net premium (discount)	565	2,403
Total	$1,214,241	$1,037,359
Unsecured Credit Agreement
On March 29, 2012, HTA and HTALP entered into an unsecured credit agreement to obtain a $575.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility
On March 7, 2013, we executed an amendment to the unsecured credit agreement pursuant to an existing provision therein to increase the principal amount of the unsecured revolving credit facility. This amendment added an additional lender and increased the unsecured revolving credit facility by $75.0 million to $650.0 million. The other existing terms of the unsecured credit agreement were unchanged except for those relating to the unsecured term loan as discussed below. The unsecured revolving credit facility matures on March 29, 2016 and includes a one-year extension option, subject to certain conditions.
The actual amount of credit available is a function of certain loan-to-value and debt service coverage ratios. The maximum principal amount may be increased, subject to such additional financing being provided by our existing lenders or new lenders added to the unsecured revolving credit facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% per annum based on our credit rating. We also pay a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2013, the margin associated with our borrowings was 1.30% per annum and the facility fee was 0.25% per annum.
Unsecured Term Loan
Borrowings under the $300.0 million unsecured term loan accrue interest equal to adjusted LIBOR plus a margin ranging from 1.30% to 2.25% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2013 was 1.55% per annum. We have interest rate swaps in place that fix the interest rate at 2.60% per annum, based on our current credit rating. The unsecured term loan matures on March 29, 2016 and includes a one-year extension option, subject to certain conditions.
On January 7, 2014, we executed an amendment to the unsecured credit agreement that decreased the interest rate on the unsecured term loan to adjusted LIBOR plus a margin ranging from 1.05% to 1.95% per annum based on our current credit rating. The margin associated with our borrowing as of the amendment date was 1.20%. In addition, the maturity date was extended to January 31, 2018. The other existing terms of the unsecured credit agreement were unchanged.
$155.0 million Unsecured Term Loan
On July 20, 2012, HTALP entered into a $155.0 million unsecured term loan that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with the borrowings as of December 31, 2013 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 million Unsecured Senior Notes
On March 28, 2013, HTALP issued $300.0 million of unsecured senior notes guaranteed by HTA that mature on April 15, 2023. The unsecured senior notes bear interest at 3.70% per annum payable semi-annually and were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. HTALP completed the exchange offer of the unsecured senior notes which are now registered under the Securities Act of 1933, as amended, on November 21, 2013.
Fixed and Variable Rate Mortgages
As of December 31, 2013, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.62% to 12.75% per annum and a weighted average interest rate of 5.56% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.80% per annum. During the year, we assumed three fixed rate and one variable rate mortgage loans; see Note 3.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
As of December 31, 2013, the principal payments due on our debt for each of the next five years and thereafter, is as follows (in thousands):

Year	Amount
2014	$7,729
2015	73,982
2016	477,496
2017	100,948
2018	12,993
Thereafter	540,528
Total	$1,213,676
The above scheduled debt maturities do not include the available extension under the unsecured credit agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios, and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of December 31, 2013, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to our stockholders in the event we are in default, except to the extent necessary for HTA to maintain its REIT status.

9. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2013 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$200,000		LIBOR	1.23%	$(2,078)	Swap	3/29/2017
100,000		LIBOR	0.86	(729)	Swap	6/15/2016
50,000		LIBOR	1.39	1,350	Swap	7/17/2019
105,000		LIBOR	1.24	3,723	Swap	7/17/2019
27,618	(a)	LIBOR	4.98	(2,246)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2012 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$17,304	(b)	LIBOR	3.79%	$(459)	Swap	9/28/2013
75,000	(b)	LIBOR	1.07	(659)	Swap	12/31/2013
200,000		LIBOR	1.23	(5,180)	Swap	3/29/2017
100,000		LIBOR	0.86	(1,310)	Swap	6/15/2016
50,000		LIBOR	1.39	(909)	Swap	7/17/2019
105,000		LIBOR	1.24	(853)	Swap	7/17/2019
(a) We assumed the interest rate swap in December 2013 as part of an acquisition, see Note 3.
(b) We terminated the interest rate swaps in March 2013.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013 and 2012, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Receivables and other assets	$5,073	n/a	n/a	Derivative financial instruments	$5,053	Derivative financial instruments	$9,370
There were no derivatives offset in our accompanying consolidated balance sheets as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, we had derivatives subject to enforceable master netting arrangements which allow for net cash settlement with the respective counterparties (in thousands):

	December 31, 2013			December 31, 2012
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$5,073	$(2,078)	$2,995	$—	$—	$—
Liability derivatives	5,053	(2,078)	2,975	9,370	—	9,370
For the years ended December 31, 2013, 2012 and 2011, the derivative financial instruments had the following effect on our accompanying consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Year Ended December 31,
		2013	2012	2011
Interest rate swaps	Net gain (loss) on change in the fair value of derivative financial instruments	$10,796	$(7,578)	$(562)
Interest rate cap	Net gain (loss) on change in the fair value of derivative financial instruments	—	(89)	(294)
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2013, there have been no termination events or events of default related to our interest rate swaps, except for our voluntary terminations as discussed above.

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2014	$4,230
2015	4,218
2016	4,207
2017	4,323
2018	4,357
Thereafter	272,992
Total	$294,327
During the years ended December 31, 2013, 2012 and 2011, rental expense was $4.3 million, $4.2 million and $3.6 million, respectively. The amount of contingent rent and sublease rent was not significant.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

11. Stockholders’ Equity and Partners’ Capital
HTALP’s partnership agreement provides that it will distribute cash flows from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Except for certain LTIP units that have not vested, dividend distributions are made such that a holder of one unit will receive annual distributions from HTALP in an amount equal to the annual dividend distributions paid to the holder of one of HTA’s shares of common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of units.
Common Stock Offerings
On January 7, 2013, HTA commenced an equity at-the-market, or ATM, offering of its Class A common stock with an aggregate sales price of up to $250.0 million. On November 1, 2013, HTA terminated this ATM offering and commenced a new ATM offering of its Class A common stock with an aggregate sales price of up to $300.0 million. During the year ended December 31, 2013, HTA issued and sold 21,873,013 shares of its Class A common stock, at an average price of $11.22 per share.
Stock Repurchase Plan
In August 2012, HTA’s Board of Directors authorized a stock repurchase program of $100.0 million. During the years ended December 31, 2013 and 2012, HTA did not repurchase any shares of its Class A common stock. As of December 31, 2013, $100.0 million of repurchase capacity remained available under the program.
Common Stock Dividends
See consolidated statements of equity for the dividends declared during 2013, 2012 and 2011. On February 17, 2014, HTA declared a quarterly cash dividend of $0.14375 per share to be paid on April 3, 2014 to stockholders of record on March 27, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive Plan
HTA’s Amended and Restated 2006 Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000. As of December 31, 2013, there were 5,101,800 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. The contractual term of the awards is four years. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s Class A common stock. LTIP units were only granted in 2012 and as of December 31, 2012 all units were unvested. The fair value for the LTIP units for which the restrictions lapsed during 2013 was $13.2 million. With the assistance of our independent valuation specialists, we utilized a Monte Carlo simulation to calculate the 2012 weighted average grant date fair value of $6.25 per unit using the following assumptions:

Volatility	21.25% - 22.64%
Dividend yield	5.80%
Expected term in years	0.61 - 0.82
Risk-free rate	0.436% - 0.576%
Stock price (per share)	$9.92 - $9.97
For the years ended December 31, 2013, 2012 and 2011, we recognized compensation expense related to LTIP awards of $3.2 million, $10.4 million and $0.0 million, respectively, which was recorded in listing expenses. As of December 31, 2013, there was approximately $4.5 million of unrecognized expense associated with 450,000 units that will only vest as a result of a change in control. We will not recognize any expense associated with these units until such event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2013:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	2,900,000	$6.25
Granted	—	—
Vested	(2,380,700)	5.56
Forfeited	(2,800)	5.70
Balance as of December 31, 2013	516,500	$9.43
Restricted Common Stock and Units
The weighted average fair value of restricted common stock and units granted during the years ended December 31, 2013, 2012 and 2011 was $10.49, $9.98 and $10.00, respectively. The fair value of restricted common stock and restricted common stock units for which the restriction lapsed during the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $8.7 million and $1.6 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the year ended December 31, 2013, we recognized compensation expense of $2.5 million, of which $1.9 million was recorded in general and administrative expenses and $0.6 million was recorded in listing expenses. For the year ended December 31, 2012, we recognized compensation expense of $7.0 million, of which $0.8 million was recorded in general and administrative expenses, $4.7 million in listing expenses, and $1.5 million in non-traded REIT expenses. For the year ended December 31, 2011, we recognized compensation expense of $3.2 million, which was recorded in non-traded REIT expense. The expense associated with equity awards to executives and Directors prior to the listing were recorded in non-traded REIT expense as those awards were applicable to past service relative to our non-traded REIT status. The expense associated with equity awards accelerated or granted upon the listing was recorded in listing expense.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, there was approximately $3.7 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.1 years.
The following is a summary of the activity in our restricted common stock during 2013:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	376,500	$9.98
Granted	475,500	10.49
Vested	(142,500)	10.01
Forfeited	(68,500)	10.06
Balance as of December 31, 2013	641,000	$10.34

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, aggregated by the Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$5,073	$—	$5,073
Total assets at fair value	$—	$5,073	$—	$5,073
Liabilities:
Derivative financial instruments	$—	$5,053	$—	$5,053
Total liabilities at fair value	$—	$5,053	$—	$5,053
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

		December 31, 2013		December 31, 2012
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$28,520	$28,520	$20,000	$20,000
Tenant note receivable	2	3,173	3,013	3,287	3,337
Debt, net	2	1,214,241	1,237,699	1,037,359	1,087,168

13. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the years ended December 31, 2013, 2012 and 2011, all of HTA’s earnings were distributed and the calculated earnings (losses) per share amount would be the same for all classes.
For the year ended December 31, 2012, approximately 156,000 shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings (losses) per share of HTA for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$23,577	$(24,936)	$5,173
Income from continuing operations attributable to noncontrolling interests	(423)	(56)	(52)
Income (loss) from continuing operations attributable to common stockholders	23,154	(24,992)	5,121
Income from discontinued operations	1,107	568	420
Net income (loss) attributable to common stockholders	$24,261	$(24,424)	$5,541
Denominator:
Weighted average number of shares outstanding - basic	228,075	222,713	223,900
Dilutive shares	1,864	—	492
Weighted average number of shares outstanding - diluted	229,939	222,713	224,392
Earnings (losses) per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.10	$(0.11)	$0.02
Earnings (losses) per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.10	$(0.11)	$0.02

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings (losses) per unit of HTALP for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per unit data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$23,577	$(24,936)	$5,173
Income from continuing operations attributable to noncontrolling interests	(51)	(40)	(30)
Income (loss) from continuing operations attributable to common unitholders	23,526	(24,976)	5,143
Income from discontinued operations	1,107	568	420
Net income (loss) attributable to common unitholders	$24,633	$(24,408)	$5,563
Denominator:
Weighted average number of units outstanding - basic	231,130	224,681	224,056
Dilutive units	—	—	—
Weighted average number of units outstanding - diluted	231,130	224,681	224,056
Earnings (losses) per common unit - basic:
Income (loss) from continuing operations attributable to common unitholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.10	$(0.11)	$0.02
Earnings (losses) per common unit - diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.10	$(0.11)	$0.02
Discontinued operations	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.10	$(0.11)	$0.02

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest paid	$41,460	$38,560	$38,288
Income taxes paid	669	1,090	1,045

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$1,783	$1,575	$5,448
Note receivable included in the consideration for the acquisition of a building	—	37,264	—
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisition of operating properties:
Debt and interest rate swaps	$55,977	$—	$6,657
Financing Activities:
Issuances under the DRIP	$—	$31,916	$75,864
Dividend distributions declared, but not paid, including under the DRIP	34,177	30,959	14,120
Offering costs transferred to equity/partners’ capital	1,323	—	—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Tax Treatment of Dividends of HTA (Unaudited)
The following is the income tax treatment of dividend distributions for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Ordinary income	62.02%	46.93%	40.88%
Return of capital	37.83	53.07	59.12
Capital gain	0.15	0.00	0.00
Total	100%	100%	100%

17. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2037 which generally include fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2014	$266,075
2015	250,484
2016	232,728
2017	208,175
2018	177,280
Thereafter	790,739
Total	$1,925,481
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2013, 2012 and 2011, the amount of contingent rent earned by us was not significant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Selected Quarterly Financial Data of HTA (Unaudited)
Set forth below is the unaudited selected quarterly financial data of HTA for 2013 and 2012. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included (in thousands, except per share data). The sum of the individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of operations due to rounding.

	Quarter Ended
2013	March 31	June 30	September 30	December 31
Revenues	$76,427	$77,244	$82,541	$83,687
Income (loss) from continuing operations	1,347	13,925	4,625	3,680
Income from discontinued operations	37	308	380	382
Net income (loss)	1,384	14,233	5,005	4,062
Net income (loss) attributable to common stockholders	1,351	14,025	4,823	4,062
Earnings (losses) per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$0.01	$0.06	$0.02	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.01	$0.06	$0.02	$0.02
Earnings (losses) per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.01	$0.06	$0.02	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.01	$0.06	$0.02	$0.02

	Quarter Ended
2012 (a)	March 31	June 30	September 30	December 31
Revenues	$70,676	$75,697	$77,532	$73,475
Income (loss) from continuing operations	(430)	(19,458)	(3,074)	(1,975)
Income from discontinued operations	123	144	143	158
Net income (loss)	(307)	(19,314)	(2,931)	(1,817)
Net income (loss) attributable to common stockholders	(315)	(19,322)	(2,952)	(1,836)
Earnings (losses) per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$0.00	$(0.08)	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.00	$(0.08)	$(0.01)	$(0.01)
Earnings (losses) per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.00	$(0.08)	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.00	$(0.08)	$(0.01)	$(0.01)
________________________

(a)
The quarterly amounts differ from the previously reported amounts in our Annual Report on Form 10-K for the year ended December 31, 2012 as a result of discontinued operations of one property classified as held for sale during 2013.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Selected Quarterly Financial Data of HTALP (Unaudited)
Set forth below is the unaudited selected quarterly financial data of HTALP for 2013 and 2012. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included (in thousands, except per unit data). The sum of the individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of operations due to rounding.

	Quarter Ended
2013	March 31	June 30	September 30	December 31
Revenues	$76,427	$77,244	$82,541	$83,687
Income (loss) from continuing operations	1,347	13,925	4,625	3,680
Income from discontinued operations	37	308	380	382
Net income (loss)	1,384	14,233	5,005	4,062
Net income (loss) attributable to common unitholders	1,359	14,228	4,996	4,050
Earnings (losses) per common unit - basic:
Income (loss) from continuing operations attributable to common unitholders	$0.01	$0.06	$0.02	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.01	$0.06	$0.02	$0.02
Earnings (losses) per common unit - diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.01	$0.06	$0.02	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.01	$0.06	$0.02	$0.02

	Quarter Ended
2012	March 31	June 30	September 30	December 31
Revenues	$70,676	$75,697	$77,532	$73,475
Income (loss) from continuing operations	(430)	(19,458)	(3,074)	(1,975)
Income from discontinued operations	123	144	143	158
Net income (loss)	(307)	(19,314)	(2,931)	(1,817)
Net income (loss) attributable to common unitholders	(310)	(19,319)	(2,951)	(1,829)
Earnings (losses) per common unit - basic:
Income (loss) from continuing operations attributable to common unitholders	$0.00	$(0.08)	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.00	$(0.08)	$(0.01)	$(0.01)
Earnings (losses) per common unit - diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.00	$(0.08)	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common unitholders	$0.00	$(0.08)	$(0.01)	$(0.01)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
2013 - Allowance for doubtful accounts	$2,168	$453	$—	$(500)	$2,121
2012 - Allowance for doubtful accounts	1,498	1,064	—	(394)	2,168
2011 - Allowance for doubtful accounts	1,926	1,447	—	(1,875)	1,498

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2013 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Phoenix Med Center	Glendale, AZ	$2,049	$453	$2,768	$194	$453	$2,962	$3,415	(388)	1989	2011	39
Thunderbird MOP	Glendale, AZ	13,148	3,842	19,679	3,116	3,842	22,795	26,637	(5,541)	1976 - 1987	2007	39
Peoria MOB	Peoria, AZ	4,151	605	4,394	268	605	4,662	5,267	(621)	2000	2010	39
Baptist MC	Phoenix, AZ	7,242	—	12,637	1,241	—	13,878	13,878	(2,184)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	503	—	28,241	28,241	(1,988)	2004 - 2006	2011	39
Estrella Med Center	Phoenix, AZ	19,909	—	24,703	747	—	25,450	25,450	(2,888)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	20,290	1,300	—	21,590	21,590	(4,779)	1971 - 2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	864	—	7,474	7,474	(1,272)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	29,669	710	—	30,379	30,379	(5,079)	1997 - 2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	860	744	14,326	15,070	(2,857)	1987 - 2002	2009	39
Gateway Med Plaza	Tucson, AZ	9,960	—	14,005	(94)	—	13,911	13,911	(1,341)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,153	1,193	7,260	8,453	(1,698)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	706	1,309	18,278	19,587	(4,010)	1980 - 1984	2007	39
Senior Care El Monte	El Monte, CA	—	1,534	3,545	(17)	1,534	3,528	5,062	(585)	1964	2008	39
Senior Care Lomita	Lomita, CA	—	1,035	2,083	(8)	1,035	2,075	3,110	(371)	1959	2008	39
St. Mary Physician's Center	Long Beach, CA	—	1,815	10,242	471	1,815	10,713	12,528	(1,890)	1992	2007	39
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	1,469	—	13,369	13,369	(1,523)	2009	2010	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	13	3,032	12,566	15,598	(1,832)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	1,516	2,240	11,942	14,182	(2,724)	1983 - 1985	2007	39
Lincoln Medical Center	Parker, CO	—	5,142	28,638	—	5,142	28,638	33,780	(424)	2008	2013	39
Brandon MOP	Brandon, FL	—	901	6,946	534	901	7,480	8,381	(1,536)	1997	2008	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(1,884)	2007	2010	39
Palmetto MOB	Hialeah, FL	5,924	—	15,512	26	—	15,538	15,538	(246)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	—	4,291	9,220	13,511	(2,773)	1985	2007	39
King Street MOB	Jacksonville, FL	5,653	—	7,232	(70)	—	7,162	7,162	(881)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	—	1,204	11,778	12,982	—	1996 - 1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	233	768	3,235	4,003	(607)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	75	1,082	3,662	4,744	(830)	1996 - 1999	2007 - 2008	39
Largo, Medical Center	Largo, FL	29,925	—	51,045	—	—	51,045	51,045	—	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	411	729	9,319	10,048	(1,872)	1975 - 1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	9	—	4,266	4,266	(97)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	—	—	9,525	9,525	—	2009	2013	39
North Shore MOB	Miami, FL	—	—	4,942	—	—	4,942	4,942	(101)	1978	2013	39
Common V MOB	Naples, FL	9,214	4,173	9,070	229	4,173	9,299	13,472	(1,826)	1990	2007	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	492	—	9,007	9,007	(1,082)	2000	2010	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	163	—	5,874	5,874	(668)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	—	686	8,102	8,788	—	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	—	—	6,127	6,127	—	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(3,265)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(1,831)	2007	2010	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	—	2,923	17,647	20,570	(1,763)	2001 - 2003	2010	39
Wellington MAP III	Wellington, FL	7,977	—	10,511	(85)	—	10,426	10,426	(994)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	11,942	—	23,052	—	—	23,052	23,052	(281)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	—	2,840	12,825	15,665	(3,591)	1988	2007	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(1,880)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	—	432	4,057	4,489	(83)	2007	2013	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	(179)	2,961	19,509	22,470	(2,754)	2006 - 2010	2010 - 2012	39
Decatur MP	Decatur, GA	—	3,166	6,862	340	3,153	7,215	10,368	(1,384)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	2,171	2,802	14,673	17,475	(3,418)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	1,210	1,290	8,456	9,746	(1,901)	1985	2007	39
Marietta Health Park	Marietta, GA	7,200	1,276	12,197	417	1,276	12,614	13,890	(2,552)	2000	2008	39
Shakerag MC	Peachtree City, GA	12,875	743	3,290	1,171	743	4,461	5,204	(1,025)	1994	2007	39
Northmeadow Medical Center	Roswell, GA	—	1,245	9,109	104	1,245	9,213	10,458	(1,976)	1999	2007	39
Overlook at Eagle's Landing	Stockbridge, GA	5,143	638	6,685	79	638	6,764	7,402	(852)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	390	4,260	15,026	19,286	(3,411)	2005	2008	39
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(1,874)	2000	2012	39
Brownsburg MOB	Brownsburg, IN	—	431	639	164	431	803	1,234	(316)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	117	381	3,692	4,073	(831)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	4,104	318	1,899	50	318	1,949	2,267	(510)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	60	1,748	22,023	23,771	(3,097)	1952 - 1967	2010	39
Deaconess Clinic Westside	Evansville, IN	20,178	360	3,265	166	360	3,431	3,791	(468)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	—	—	8,246	8,246	—	2004	2013	39
Ft. Wayne MOB	Fort Wayne, IN	—	—	6,579	—	—	6,579	6,579	(763)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	192	560	3,773	4,333	(796)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	4,128	2,216	15,282	17,498	(2,931)	1988 - 1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	(44)	1,556	6,884	8,440	(1,748)	2002 - 2003	2007 - 2008	39
Glendale Prof Plaza	Indianapolis, IN	—	570	2,739	711	570	3,450	4,020	(969)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	1,755	1,044	15,303	16,347	(3,304)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	1,580	1,236	11,420	12,656	(3,297)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	3,259	1,427	18,810	20,237	(3,556)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	843	1,127	11,257	12,384	(2,672)	1994	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Southpointe MOP	Indianapolis, IN	8,791	2,190	7,548	901	2,190	8,449	10,639	(1,970)	1996	2007	39
Kokomo MOP	Kokomo, IN	—	1,779	9,614	483	1,779	10,097	11,876	(2,387)	1992 - 1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	(9)	—	10,943	10,943	(1,303)	2006	2010	39
Zionsville MC	Zionsville, IN	—	655	2,877	430	664	3,298	3,962	(813)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	850	1,808	10,367	12,175	(2,150)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	299	299	5,529	5,828	(339)	1976 - 2007	2012	31
St. Elizabeth's Med Center	Brighton, MA	—	—	20,929	3,663	1,379	23,213	24,592	(1,186)	1965 - 1988	2012	31
Good Samaritan Cancer Center	Brockton, MA	—	—	4,171	10	—	4,181	4,181	(188)	2007	2012	31
Good Samaritan Med Center MOB	Brockton, MA	—	—	11,716	144	144	11,716	11,860	(686)	1980	2012	31
Carney Hospital MOB	Dorchester, MA	—	—	7,250	530	530	7,250	7,780	(423)	1978	2012	31
Norwood Hospital MOB	Fall River and Foxborough, MA	—	—	9,489	128	2,295	7,322	9,617	(458)	1930 - 2000	2012	31
St. Anne's Hospital MOB	Fall River, MA	—	—	9,304	40	40	9,304	9,344	(418)	2011	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	179	168	4,513	4,681	(316)	1988	2012	31
N. Berkshire MOB	North Adams, MA	—	—	7,259	231	—	7,490	7,490	(768)	2002	2011	39
Morton Hospital MOB	Taunton, MA	—	—	15,317	549	502	15,364	15,866	(1,344)	1988	2012	31
Smyth MOB	Baltimore, MD	—	—	7,760	48	—	7,808	7,808	(1,209)	1984	2009	39
Triad Tech Center	Baltimore, MD	11,450	—	26,548	—	—	26,548	26,548	(2,734)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	—	—	42,371	42,371	(3,283)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	541	1,571	6,327	7,898	(1,232)	1981	2008	39
Gallery Professional Building	St. Paul, MN	5,793	1,157	5,009	3,242	1,157	8,251	9,408	(2,629)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,900	770	4,313	28,570	32,883	(4,935)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	571	2,242	13,701	15,943	(2,722)	1978	2008	39
Winghaven MOB	O'Fallon, MO	—	1,455	9,708	514	1,455	10,222	11,677	(2,104)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,552	—	304	1,552	1,856	(302)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	644	—	12,030	12,030	(1,280)	2007	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	(155)	—	14,622	14,622	(1,446)	2007	2010	39
Nutfield Professional Center	Derry, NH	—	1,075	10,320	745	1,075	11,065	12,140	(1,716)	1963	2008	39
Santa Fe 1640 MOB	Santa Fe, NM	3,348	697	4,268	35	697	4,303	5,000	(481)	1985	2010	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	9	842	7,457	8,299	(882)	1978	2010	39
Madison Ave MOB	Albany, NY	1,871	83	2,759	12	83	2,771	2,854	(280)	1964	2010	39
Patroon Creek HQ	Albany, NY	20,135	1,870	29,453	—	1,870	29,453	31,323	(2,827)	2001	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Patroon Creek MOB	Albany, NY	22,616	1,439	27,639	124	1,439	27,763	29,202	(2,719)	2007	2010	39
Washington Ave MOB	Albany, NY & Scottsdale, AZ	—	1,699	18,440	184	1,699	18,624	20,323	(2,075)	1998 - 2000	2010	39
Putnam MOB	Carmel, NY	18,304	—	24,216	—	—	24,216	24,216	(2,055)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	564	2,305	38,058	40,363	(3,900)	2001	2010	39
St. Francis MAP	Poughkeepsie, NY	—	—	17,810	1,363	—	19,173	19,173	(2,296)	2006	2010	39
Medical Park of Cary	Cary, NC	—	2,931	19,855	1,041	2,931	20,896	23,827	(2,440)	1994	2010	39
Raleigh Medical Center	Raleigh, NC	—	1,281	12,530	2,093	1,281	14,623	15,904	(1,728)	1989	2010	39
Liberty Falls MP	Liberty, OH	—	842	5,640	624	842	6,264	7,106	(1,519)	2008	2008	39
Lima MOP	Lima, OH	—	700	19,053	978	700	20,031	20,731	(4,253)	1970 - 2004	2007	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	2,393	2,326	19,600	21,926	(3,166)	2001 - 2003	2007 - 2010	39
Park Place MOP	Kettering, OH	—	1,987	11,341	1,212	1,987	12,553	14,540	(3,186)	1998 - 2002	2007	39
Parma Ridge MOB	Parma, OH	—	372	3,636	595	372	4,231	4,603	(856)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	2,123	—	28,098	28,098	(4,997)	1991 - 1996	2008	39
Monroeville MOB	Monroeville, PA	—	3,264	7,038	41	3,264	7,079	10,343	(284)	1985 - 1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(5,292)	1985	2007	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	80	2,489	30,348	32,837	(3,259)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	141	1,774	39,062	40,836	(2,536)	1907	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	330	1,514	32,698	34,212	(3,068)	2002	2010	39
Cannon Park Place	Charleston, SC	—	425	8,651	44	425	8,695	9,120	(884)	1998	2010	39
GHS Memorial	Greenville, SC	4,269	—	8,301	115	—	8,416	8,416	(1,030)	1992	2009	39
GHS MMC	Greenville, SC	21,859	995	39,158	769	995	39,927	40,922	(4,832)	1987 - 1998	2009	39
GHS MOBs I	Greenville, SC	—	1,644	9,144	505	1,644	9,649	11,293	(1,300)	1974 - 1990	2009	39
GHS Patewood MOP	Greenville, SC	34,164	—	64,537	415	—	64,952	64,952	(8,081)	1983 - 2007	2009	39
GHS Greer MOBs	Greenville, Travelers Res and Greer, SC & Scottsdale, AZ	8,064	1,309	14,639	13	1,309	14,652	15,961	(1,830)	1992 - 2008	2009	39
Hilton Head Heritage MOP	Hilton Head Island, SC	—	1,125	5,398	3	1,125	5,401	6,526	(757)	1996	2010	39
Hilton Head Moss Creek MOB	Hilton Head Island, SC	—	209	2,066	—	209	2,066	2,275	(211)	2010	2010	39
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	197	2,073	6,136	8,209	(1,008)	1992	2010	39
Mary Black MOB	Spartanburg,SC	—	—	12,523	65	—	12,588	12,588	(1,901)	2006	2009	39
Lenox Office Park	Memphis, TN	11,578	1,670	13,626	(795)	1,670	12,831	14,501	(2,708)	2000	2007	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	1,370	1,296	37,893	39,189	(6,953)	1976 - 2006	2008 - 2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	6	1,110	17,694	18,804	(2,820)	2007	2008	39
Senior Care- Meadowview	Arlington, TX	—	350	2,066	15	350	2,081	2,431	(480)	1993	2008	39
Austin Heart MOB	Austin,TX	4,775	—	15,172	—	—	15,172	15,172	(38)	1999	2013	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Post Oak North MC	Austin,TX	—	887	7,011	—	887	7,011	7,898	(45)	2007	2013	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	—	—	32,494	32,494	(843)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(1,550)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	113	778	4,943	5,721	(972)	2007	2008	39
Corsicana MOB	Corsicana, TX	—	—	6,781	—	—	6,781	6,781	(1,013)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(2,406)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	153	9,670	11,305	20,975	(508)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	4	3,340	35,075	38,415	(1,032)	2011	2013	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(1,610)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	—	—	7,543	7,543	(874)	2000	2010	39
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	313	1,238	20,292	21,530	(211)	2012	2013	39
Senior Care Galveston	Galveston, TX	—	966	7,195	6	966	7,201	8,167	(1,219)	1993	2008	39
Greenville MOB	Greenville, TX	—	616	10,822	277	616	11,099	11,715	(2,015)	2007	2008	39
7900 Fannin MOB	Houston, TX	21,898	—	34,764	134	—	34,898	34,898	(3,571)	2005	2010	39
Cypress Station MOB	Houston, TX	—	1,345	8,312	655	1,345	8,967	10,312	(1,899)	1981	2008	39
Triumph Hospital NW	Houston, TX	—	1,377	14,531	239	1,377	14,770	16,147	(3,710)	1986	2007	39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(661)	2006	2008	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(512)	2000	2010	39
Pearland MOB	Pearland, TX	—	1,602	7,017	9	1,602	7,026	8,628	(1,114)	2003 - 2007	2010	39
Senior Care Port Arthur	Port Arthur, TX	—	521	7,368	4	521	7,372	7,893	(1,296)	1994	2008	39
San Angelo MOB	San Angelo, TX	—	—	3,907	—	—	3,907	3,907	(577)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	993	416	14,683	15,099	(2,247)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	154	—	9,802	9,802	(1,654)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	—	1,670	14,018	15,688	(3,542)	1989	2007	39
Senior Care Texas City	Texas City, TX	—	465	7,744	3	465	7,747	8,212	(1,307)	1993	2008	39
Baylor MP	Waxahachie, TX	—	865	6,728	289	865	7,017	7,882	(1,315)	2006	2008	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	11	832	21,179	22,011	(3,470)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(6)	736	5,605	6,341	(1,035)	1957	2008	39
Renaissance MC	Bountiful, UT	18,599	3,701	24,442	210	3,701	24,652	28,353	(3,701)	2004	2008	39
Aurora - Franklin	Franklin, WI	—	945	15,336	—	945	15,336	16,281	(2,817)	2003	2009	39
Aurora - Menomenee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(3,123)	1964	2009	39
Aurora - Mequon	Mequon, WI	9,568	950	19,027	—	950	19,027	19,977	(3,611)	1992 - 2001	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(1,125)	1983	2009	39
Aurora - Richfield	Richfield, WI	—	255	2,818	—	255	2,818	3,073	(707)	1996	2009	39
Total		403,676	192,530	2,263,032	82,104	197,892	2,339,774	2,537,666	(305,056)
Assets held for sale		—	5,109	17,961	336	5,109	15,181	20,290	—
Total real estate		$403,676	$197,639	$2,280,993	$82,440	$203,001	$2,354,955	$2,557,956	$(305,056)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles, see (d) and (g).

(c)	The changes in total real estate for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of the beginning of the year	$2,227,764	$1,971,254	$1,902,586
Acquisitions	308,229	239,403	55,017
Additions	27,787	18,761	19,157
Dispositions	(2,707)	(1,654)	(5,506)
Reclassification of accumulated depreciation for assets held for sale	(3,117)	—	—
Balance as of the end of the year (d)	$2,557,956	$2,227,764	$1,971,254

(d)	The balances as of December 31, 2013, 2012 and 2011 exclude gross lease intangibles of $410.2 million, $352.9 million and $320.4 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $3.1 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of the beginning of the year	$235,157	$164,783	$105,123
Additions	75,656	72,028	65,158
Dispositions	(2,640)	(1,654)	(5,498)
Reclassification of accumulated depreciation for assets held for sale	(3,117)	—	—
Balance as of the end of the year (g)	$305,056	$235,157	$164,783

(g)	The balances as of December 31, 2013, 2012 and 2011 exclude accumulated amortization of lease intangibles of $136.1 million, $114.0 million and $88.6 million, respectively.

(h)
Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS

The following is a summary of our mortgage loans receivable as of December 31, 2013 (in thousands):

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Note receivable secured by medical office building in Illinois	10.95%	6/25/2014	(1)	(3)	$7,500	$7,500	(4)
Note receivable secured by medical office building in Illinois	10.95	6/25/2014	(1)	(3)	7,500	7,500	(4)
Note receivable secured by medical office building in Arizona	10.85	6/25/2014	(1)	(3)	3,750	3,750	(4)
Note receivable secured by medical office building in Arizona	10.85	6/25/2014	(1)	(3)	1,250	1,250	(4)
Note receivable secured by medical office building in Florida	7.00	10/1/2016	(2)	(3)	4,262	4,262	(4)
Note receivable secured by medical office building in Florida	7.00	10/1/2016	(2)	(3)	4,258	4,258	(4)
					$28,520	$28,520
_______________________________________

(1)	Interest due monthly, with principal due on maturity.

(2)	Interest of 6% due monthly and borrower must pay $0.3 million of the principal on November 1, 2014. The remaining principal and the interest that is not paid monthly is due on maturity.

(3)	There are no prior liens on any of the mortgage loans.

(4)	No mortgage loans are delinquent with respect to principal or interest.
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of the beginning of the year	$20,000	$57,459	$57,091
Additions:
New mortgage loans	8,520	—	—
Amortization of discount and capitalized loan costs, net	—	—	368
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	—	(37,264)	—
Write-off of capitalized closing costs	—	(195)	—
Balance as of the end of the year	$28,520	$20,000	$57,459

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRUST OF AMERICA, INC.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
Scott D. Peters
Date:	February 25, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer
Kellie S. Pruitt
Date:	February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman (Principal Executive Officer)
Scott D. Peters
Date:	February 25, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kellie S. Pruitt
Date:	February 25, 2014

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 25, 2014

By:	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date:	February 25, 2014

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 25, 2014

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 25, 2014

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 25, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

By:	HEALTHCARE TRUST OF AMERICA, INC.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
Scott D. Peters
Date:	February 25, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer
Kellie S. Pruitt
Date:	February 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman (Principal Executive Officer) of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
Scott D. Peters
Date:	February 25, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
Kellie S. Pruitt
Date:	February 25, 2014

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
Maurice J. DeWald
Date:	February 25, 2014

By:	/s/ W. Bradley Blair, II	Director of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
W. Bradley Blair, II
Date:	February 25, 2014

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
Warren D. Fix
Date:	February 25, 2014

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
Larry L. Mathis
Date:	February 25, 2014

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP
Gary T. Wescombe
Date:	February 25, 2014

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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.6	Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P.
3.7	Certificate of Correction to Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P.
3.8	Certificate of Amendment to Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P.
3.9	Amendment to the Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P.
3.10	Certificate of Amendment to Certificate of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP.
3.11	Certificate of Amendment to Certificate of Limited Partnership of Healthcare Trust of America Holdings, LP.
3.12
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to Healthcare Trust of America, Inc.'s Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference).

4.1
Indenture, dated March 28, 2013, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.70% Senior Notes due 2013 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 28, 2013 and incorporated herein by reference).

10.1†
NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.3 to our Registration Statement on Form S-11 (Commission File No. 333-133652) filed on April 28, 2006 and incorporated herein by reference).

10.2†
Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to Amendment No. 6 to our Registration Statement on Form S-11 (Commission File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference).

10.3†
Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Directors’ Compensation Plan, effective January 1, 2009 (included as Exhibit 10.68 in our Annual Report on Form 10-K filed March 27, 2009 and incorporated herein by reference).

10.4†
Amendment to the Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of May 20, 2010 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 16, 2010 and incorporated herein by reference).

10.5†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 2, 2011 and incorporated herein by reference).

10.6†
Employment Agreement between Grubb & Ellis Healthcare REIT, Inc. and Scott D. Peters, effective as of July 1, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 8, 2009 and incorporated herein by reference).

10.7†
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

10.10
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).

10.11
Form of Indemnification Agreement executed by Kellie S. Pruitt and Mark D. Engstrom (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 22, 2010 and incorporated herein by reference).

10.12
Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference).

10.13
First Amendment to Purchase and Sale Agreement by and between Greenville Hospital System and HTA Greenville, LLC, dated August 14, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 20, 2009 and incorporated herein by reference).

10.14
Second Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA Greenville, LLC, dated August 21, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).

10.15
Third Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA Greenville, LLC, dated August 26, 2009 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 27, 2009 and incorporated herein by reference).

10.16
Fourth Amendment to Agreement of Sale and Purchase by and between Greenville Hospital System and HTA — Greenville, LLC, dated September 4, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 11, 2009 and incorporated herein by reference).

10.17
Future Development Agreement by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009 and incorporated herein by reference).

10.18
Right of First Opportunity by and between HTA — Greenville, LLC and Greenville Hospital System, dated September 9, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009 and incorporated herein by reference).

10.19
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA NAH GROUP, LLC and HTA — NORTHERN BERKSHIRE, LLC (included as Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.20
Purchase and Sale Agreement dated October 26, 2010 by and between COLUMBIA 90 ASSOCIATES, LLC and HTA — REGION HEALTH, LLC (included as Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-158418) filed on December 27, 2010 and incorporated herein by reference).

10.21
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

10.29
Guaranty by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender dated March 29, 2012 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2012 and incorporate herein by reference).

10.30
Leasehold Purchase and Sale Agreement is made and entered into as of March 9, 2012, by and between Steward Health Care System LLC and Healthcare Trust of America, Inc. (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed May 15, 2012 and incorporated herein by reference).

10.31†
Employment Agreement between Healthcare Trust of America, Inc. and Amanda Houghton effective as of March 24, 2011 (included as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed May 15, 2012 and incorporated herein by reference).

10.32
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

10.33†	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.34†	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.35†	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
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

10.39
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the Lenders Party Hereto, dated July 20, 2012 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.40
Guaranty by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent dated July 20, 2012 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.41
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 21, 2012 and incorporated herein by reference).

10.42†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Scott D. Peters, effective January 1, 2013 (included as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.43†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Kellie S. Pruitt, effective January 1, 2013 (included as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.44†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Mark Engstrom, effective January 1, 2013 (included as Exhibit 10.47 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.45†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda Houghton, effective January 1, 2013 (included as Exhibit 10.48 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.46	Form of Indemnification Agreement executed by Amanda Houghton (included as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.47	Form of Indemnification Agreement executed by Robert Milligan (included as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.48	Amendment No. 1 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).
10.49
Purchase Agreement, dated March 21, 2013, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and U.S. Bancorp Investments, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2013 and incorporated herein by reference).

10.50
Registration Rights Agreement, dated March 28, 2013, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and U.S. Bancorp Investments, Inc.(included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 28, 2013 and incorporated herein by reference).

10.51	Amendment No. 2 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.52	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.53	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.54
Equity Distribution Agreement, dated November 1, 2013, among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP and Wells Fargo Securities, LLC (included as Exhibit 1.1 to our Current Report on Form 8-K filed on November 1, 2013 and incorporated herein by reference).

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.