Form 10-Q
period 2014-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2014-04-30
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of April 29, 2014, there were 237,303,146 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2014 of Healthcare Trust of America, Inc., a Maryland corporation, and Healthcare Trust of America Holdings, LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “the Company” or “our Company” refer to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.
Healthcare Trust of America, Inc. (“HTA”) operates as a real estate investment trust, or REIT, and is the general partner of Healthcare Trust of America Holdings, LP (“HTALP”). As of March 31, 2014, HTA owned a 98.94% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long term incentive plan, or LTIP, units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and has no publicly traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units, HTALP generates the capital required through its operations, and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units.
Redeemable noncontrolling interests of limited partners, stockholders’ equity and partners’ capital are the primary areas of difference between the condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital is due to the differences in the equity issued by HTA and HTALP, respectively.
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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 10 - Stockholders’ Equity and Partners’ Capital, Note 12 - Per Share Data of HTA and Note 13 - Per Unit Data of HTALP;

•	the funds from operations and normalized funds from operations in Item 2 of this report;

•	the controls and procedures in Item 4 of this report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$203,014	$203,001
Building and improvements	2,363,386	2,358,071
Lease intangibles	410,076	411,857
	2,976,476	2,972,929
Accumulated depreciation and amortization	(477,487)	(445,938)
Real estate investments, net	2,498,989	2,526,991
Real estate notes receivable	28,520	28,520
Cash and cash equivalents	27,359	18,081
Restricted cash and escrow deposits	18,510	18,114
Receivables and other assets, net	112,591	110,285
Other intangibles, net	49,277	50,343
Total assets	$2,735,246	$2,752,334
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,232,282	$1,214,241
Accounts payable and accrued liabilities	78,973	82,893
Derivative financial instruments - interest rate swaps	5,025	5,053
Security deposits, prepaid rent and other liabilities	32,802	35,339
Intangible liabilities, net	11,399	11,797
Total liabilities	1,360,481	1,349,323
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,269	3,262
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 237,291,746 and 236,880,614 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,373	2,369
Additional paid-in capital	2,127,709	2,126,897
Cumulative dividends in excess of earnings	(770,878)	(742,060)
Total stockholders’ equity	1,359,204	1,387,206
Noncontrolling interest	12,292	12,543
Total equity	1,371,496	1,399,749
Total liabilities and equity	$2,735,246	$2,752,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$90,452	$76,241
Interest income from real estate notes receivable	852	620
Total revenues	91,304	76,861
Expenses:
Rental	29,589	23,969
General and administrative	6,299	6,448
Acquisition-related	976	1,025
Depreciation and amortization	34,942	28,561
Listing	—	4,405
Total expenses	71,806	64,408
Income before other income (expense)	19,498	12,453
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(1,345)	(1,365)
Net gain (loss) on change in the fair value of derivative financial instruments	(841)	1,606
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	(2,186)	241
Interest related to debt	(11,904)	(11,318)
Other income (expense)	26	8
Net income	$5,434	$1,384
Net income attributable to noncontrolling interests	(142)	(33)
Net income attributable to common stockholders	$5,292	$1,351
Earnings per common share - basic
Net income attributable to common stockholders	$0.02	$0.01
Earnings per common share - diluted
Net income attributable to common stockholders	$0.02	$0.01
Weighted average number of common shares outstanding:
Basic	237,287	217,103
Diluted	239,823	218,904
Dividends declared per common share	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued		Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A	Class B
Balance as of December 31, 2012	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	9,308	—	93	104,465	—	104,558	—	104,558
Share-based award transactions, net	358	—	4	1,187	—	1,191	3,132	4,323
Repurchase and cancellation of common stock	(27)	—	(1)	(271)	—	(272)	—	(272)
Dividends	—	—	—	—	(32,241)	(32,241)	(277)	(32,518)
Noncontrolling interest transfer	—	—	—	—	—	—	1,619	1,619
Net income	—	—	—	—	1,351	1,351	—	1,351
Balance as of March 31, 2013	109,725	114,566	$2,243	$1,991,217	$(664,607)	$1,328,853	$14,803	$1,343,656

Balance as of December 31, 2013	236,880	—	$2,369	$2,126,897	$(742,060)	$1,387,206	$12,543	$1,399,749
Share-based award transactions, net	469	—	5	1,383	—	1,388	—	1,388
Repurchase and cancellation of common stock	(58)	—	(1)	(571)	—	(572)	—	(572)
Dividends	—	—	—	—	(34,110)	(34,110)	(349)	(34,459)
Net income	—	—	—	—	5,292	5,292	98	5,390
Balance as of March 31, 2014	237,291	—	$2,373	$2,127,709	$(770,878)	$1,359,204	$12,292	$1,371,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,434	$1,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	34,111	28,564
Share-based compensation expense	1,388	4,323
Bad debt expense	99	(174)
Change in fair value of derivative financial instruments	841	(1,606)
Changes in operating assets and liabilities:
Receivables and other assets, net	(1,739)	(5,428)
Accounts payable and accrued liabilities	(4,168)	1,331
Security deposits, prepaid rent and other liabilities	(2,517)	(457)
Net cash provided by operating activities	33,449	27,937
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	—	(88,529)
Capital expenditures	(5,570)	(3,739)
Restricted cash, escrow deposits and notes receivable	(396)	143
Net cash used in investing activities	(5,966)	(92,125)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,558
Borrowings on unsecured revolving credit facility	30,000	103,000
Payments on unsecured revolving credit facility	(10,000)	(175,000)
Payments on secured real estate term loan and mortgage loans	(1,901)	(127,175)
Deferred financing costs	(1,077)	(2,179)
Derivative financial instrument termination payments	—	(1,195)
Security deposits	247	—
Proceeds from issuance of common stock, net	—	105,749
Repurchase and cancellation of common stock	(572)	(272)
Dividends	(34,052)	(30,856)
Payment on earnout liability	(375)	(92)
Distributions to noncontrolling interest of limited partners	(475)	(348)
Net cash provided by (used in) financing activities	(18,205)	169,190
Net change in cash and cash equivalents	9,278	105,002
Cash and cash equivalents - beginning of period	18,081	15,956
Cash and cash equivalents - end of period	$27,359	$120,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$203,014	$203,001
Building and improvements	2,363,386	2,358,071
Lease intangibles	410,076	411,857
	2,976,476	2,972,929
Accumulated depreciation and amortization	(477,487)	(445,938)
Real estate investments, net	2,498,989	2,526,991
Real estate notes receivable	28,520	28,520
Cash and cash equivalents	27,359	18,081
Restricted cash and escrow deposits	18,510	18,114
Receivables and other assets, net	112,591	110,285
Other intangibles, net	49,277	50,343
Total assets	$2,735,246	$2,752,334
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt, net	$1,232,282	$1,214,241
Accounts payable and accrued liabilities	78,973	82,893
Derivative financial instruments - interest rate swaps	5,025	5,053
Security deposits, prepaid rent and other liabilities	32,802	35,339
Intangible liabilities, net	11,399	11,797
Total liabilities	1,360,481	1,349,323
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	1,741	1,717
Partners’ Capital:
Limited partners’ capital, 3,052,918 units issued and outstanding as of March 31, 2014 and December 31, 2013	13,550	13,818
General partners’ capital, 237,291,746 and 236,880,614 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,359,474	1,387,476
Total partners’ capital	1,373,024	1,401,294
Total liabilities and partners’ capital	$2,735,246	$2,752,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$90,452	$76,241
Interest income from real estate notes receivable	852	620
Total revenues	91,304	76,861
Expenses:
Rental	29,589	23,969
General and administrative	6,299	6,448
Acquisition-related	976	1,025
Depreciation and amortization	34,942	28,561
Listing	—	4,405
Total expenses	71,806	64,408
Income before other income (expense)	19,498	12,453
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(1,345)	(1,365)
Net gain (loss) on change in the fair value of derivative financial instruments	(841)	1,606
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	(2,186)	241
Interest related to debt	(11,904)	(11,318)
Other income (expense)	26	8
Net income	$5,434	$1,384
Net income attributable to noncontrolling interests	(38)	(25)
Net income attributable to common unitholders	$5,396	$1,359
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.02	$0.01
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.02	$0.01
Weighted average number of common units outstanding:
Basic	240,340	220,159
Diluted	240,340	220,159
Distributions declared per common unit	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2012	214,652	$1,254,536	3,056	$11,663	$1,266,199
Issuance of general partner units	9,308	104,558	—	—	104,558
Share-based award transactions, net	358	1,191	—	3,132	4,323
Redemptions of general partner units	(27)	(272)	—	—	(272)
Distributions	—	(32,241)	—	(277)	(32,518)
Net income attributable to common unitholders	—	1,351	—	8	1,359
Balance as of March 31, 2013	224,291	$1,329,123	3,056	$14,526	$1,343,649

Balance as of December 31, 2013	236,880	$1,387,476	3,053	$13,818	$1,401,294
Share-based award transactions, net	469	1,388	—	—	1,388
Redemptions of general partner units	(58)	(572)	—	—	(572)
Distributions	—	(34,110)	—	(372)	(34,482)
Net income attributable to common unitholders	—	5,292	—	104	5,396
Balance as of March 31, 2014	237,291	$1,359,474	3,053	$13,550	$1,373,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,434	$1,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	34,111	28,564
Share-based compensation expense	1,388	4,323
Bad debt expense	99	(174)
Change in fair value of derivative financial instruments	841	(1,606)
Changes in operating assets and liabilities:
Receivables and other assets, net	(1,739)	(5,428)
Accounts payable and accrued liabilities	(4,168)	1,331
Security deposits, prepaid rent and other liabilities	(2,517)	(457)
Net cash provided by operating activities	33,449	27,937
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	—	(88,529)
Capital expenditures	(5,570)	(3,739)
Restricted cash, escrow deposits and notes receivable	(396)	143
Net cash used in investing activities	(5,966)	(92,125)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,558
Borrowings on unsecured revolving credit facility	30,000	103,000
Payments on unsecured revolving credit facility	(10,000)	(175,000)
Payments on secured real estate term loan and mortgage loans	(1,901)	(127,175)
Deferred financing costs	(1,077)	(2,179)
Derivative financial instrument termination payments	—	(1,195)
Security deposits	247	—
Proceeds from issuance of general partner units, net	—	105,749
Repurchase and cancellation of general partner units	(572)	(272)
Distributions to general partner	(34,052)	(30,856)
Payment on earnout liability	(375)	(92)
Distributions to limited partners and redeemable noncontrolling interests	(475)	(348)
Net cash provided by (used in) financing activities	(18,205)	169,190
Net change in cash and cash equivalents	9,278	105,002
Cash and cash equivalents - beginning of period	18,081	15,956
Cash and cash equivalents - end of period	$27,359	$120,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.

1. Organization and Description of Business
Healthcare Trust of America, Inc., a Maryland corporation, and Healthcare Trust of America Holdings, LP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. Healthcare Trust of America, Inc., or HTA, operates as a real estate investment trust, or REIT, and is the general partner of Healthcare Trust of America Holdings, LP, or HTALP, which is the operating partnership. As of March 31, 2014, HTA owned a 98.94% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long term incentive plan, or LTIP, units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and has no publicly traded equity.
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
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of approximately $3.0 billion through March 31, 2014. As of March 31, 2014, our portfolio consisted of 269 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivable secured by medical office buildings.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities, or VIEs. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2013 Annual Report on Form 10-K.
Real Estate Investments
During the quarter ended March 31, 2013, we had one property within our portfolio that met the criteria for classification as held for sale. Accordingly, we presented the assets and liabilities separately and included the results of operations within discontinued operations for all periods presented. Additionally, we ceased recording depreciation and amortization following the held for sale designation. During the quarter ended March 31, 2014, we determined that it is appropriate to reclassify the assets and liabilities out of held for sale in our condensed consolidated balance sheets and to include the results of operations within those of our operating properties in our condensed consolidated statement of operations for all periods presented as the property no longer meets the criteria for classification as held for sale. We measured the assets to be reclassified at the lower of their carrying amounts before they were classified as held for sale (adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used) or their fair value at the date of the subsequent decision not to sell. As such, we recorded $0.8 million of depreciation and amortization expense in the three months ended March 31, 2014 which represents the depreciation and amortization on the property that was not recorded when it was classified as held for sale.
Depreciation expense of buildings and improvements for the three months ended March 31, 2014 and 2013, was $21.4 million and $18.3 million, respectively.
Noncontrolling Interests
HTA’s net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations relate to both noncontrolling interest reflected within equity and redeemable noncontrolling interest of limited partners reflected outside of equity in the accompanying condensed consolidated balance sheets. Limited partner units, including LTIP awards, in HTALP are accounted for as partners’ capital in HTALP’s accompanying condensed consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s accompanying condensed consolidated balance sheets.
Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify such interests outside of permanent equity or partners’ capital.
Recently Issued or Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Updated, or ASU, 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014. We believe future sales of our individual operating properties will no longer qualify as discontinued operations upon our adoption of ASU 2014-08.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Business Combinations
During the three months ended March 31, 2014, we completed no acquisitions.
The aggregate net purchase price of the acquisitions during the three months ended March 31, 2013 was allocated in the amounts set forth in the table below. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for these acquisitions are set forth below in the aggregate (in thousands):

2013 Acquisitions	Total
Land	$3,340
Building and improvements	67,031
In place leases	11,674
Tenant relationships	6,780
Below market leases	(296)
Aggregate purchase price	$88,529
The weighted average lives of the above acquired intangible assets and liabilities were 7.8 years and 8.3 years, respectively.

4. Real Estate Notes Receivable
Real estate notes receivable includes four promissory notes totaling $20.0 million as of March 31, 2014 and December 31, 2013. The promissory notes are secured by medical office buildings, with interest rates ranging from 10.85% to 10.95% per annum. The promissory notes mature on June 25, 2014. We may extend the notes if they are not repaid by the maturity date. We are advised by the property owner/borrowers that the associated medical office buildings are being actively marketed for sale and the notes will be repaid upon any sale. The promissory notes have sufficient collateral coverage based on the value of the medical office buildings. The promissory notes continue to accrue interest at the same per annum rates and as of March 31, 2014 all interest payments were current.
In addition, real estate notes receivable includes two promissory notes totaling $8.5 million as of March 31, 2014 and December 31, 2013. The promissory notes have an interest rate of 7.0% per annum and are secured by medical office buildings. We are advised by the property owner/borrowers that the properties are being actively marketed for sale and the notes will be repaid upon any sale. The promissory notes mature on October 1, 2016.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of March 31, 2014, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments. We made no purchases or sales of real estate notes receivable during the three months ended March 31, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands, except weighted average remaining amortization period):

	March 31, 2014		December 31, 2013
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$212,609	8.4	$213,338	8.8	Lease intangibles
Tenant relationships	197,467	10.1	198,519	10.5	Lease intangibles
Above market leases	26,726	5.9	26,799	6.3	Other intangibles, net
Below market leasehold interests	37,640	68.8	37,640	68.9	Other intangibles, net
	474,442		476,296
Accumulated amortization	(163,553)		(151,860)
Total	$310,889	16.0	$324,436	15.9

Liabilities:
Below market leases	$13,994	11.8	$13,989	12.4	Intangible liabilities, net
Above market leasehold interests	3,827	32.9	3,827	33.1	Intangible liabilities, net
	17,821		17,816
Accumulated amortization	(6,422)		(6,019)
Total	$11,399	18.5	$11,797	18.4
The following is a summary of the net intangible amortization for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization recorded against rental income related to above or below market leases	$520	$455
Rental expense related to above or below market leasehold interests	148	95
Amortization expense related to in place leases and tenant relationships	12,482	9,594

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accounts and other receivables, net	$20,601	$22,847
Tenant note receivable	3,143	3,173
Deferred financing costs, net	11,032	10,921
Deferred leasing costs, net	13,843	13,500
Lease inducements, net	708	771
Straight-line rent receivables, net	49,904	47,317
Prepaid expenses, deposits, equipment and other, net	9,156	6,683
Derivative financial instruments - interest rate swaps	4,204	5,073
Total	$112,591	$110,285

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amortization of deferred leasing costs, deferred financing costs, and lease inducements for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense related to deferred leasing costs	$874	$583
Interest expense related to deferred financing costs	966	1,299
Amortization recorded against rental income related to lease inducements	63	67

7. Debt
Debt consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Unsecured revolving credit facility	$75,000	$55,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	300,000	300,000
Fixed rate mortgages	371,957	373,751
Variable rate mortgages	29,818	29,925
	1,231,775	1,213,676
Net premium (discount)	507	565
Total	$1,232,282	$1,214,241
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
HTA’s and HTALP’s $650.0 million unsecured revolving credit facility matures on March 29, 2016 and includes a one-year extension option, subject to certain conditions. The actual amount of credit available is a function of certain loan-to-value and debt service coverage ratios set forth in the credit facility. The maximum principal amount of the credit facility may be increased, subject to such additional financing being provided by our existing lenders or new lenders added to the unsecured revolving credit facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% per annum based on our credit rating. We also pay a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2014, the margin associated with our borrowings was 1.30% per annum and the facility fee was 0.25% per annum.
Unsecured Term Loan
On January 7, 2014, HTA and HTALP executed an amendment to the unsecured credit agreement that decreased the interest rate on the unsecured term loan and extended the maturity date. Borrowings under the $300.0 million unsecured term loan accrue interest equal to adjusted LIBOR plus a margin ranging from 1.05% to 1.95% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2014 was 1.20% per annum. We have interest rate swaps in place that fix the interest rate at 2.30% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2018 and includes a one-year extension option, subject to certain conditions.
$155.0 million Unsecured Term Loan
On July 20, 2012, HTALP entered into a $155.0 million unsecured term loan that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with the borrowings as of March 31, 2014 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount may be increased by us, subject to such additional financing being provided by our existing lender.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 million Unsecured Senior Notes
On March 28, 2013, HTALP issued $300.0 million of unsecured senior notes guaranteed solely by HTA that mature on April 15, 2023. The unsecured senior notes which are registered under the Securities Act of 1933, as amended, bear interest at 3.70% per annum payable semi-annually. The unsecured notes were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of March 31, 2014, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.60% to 12.75% per annum and a weighted average interest rate of 5.55% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.80% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments as of March 31, 2014 (in thousands):

Year	Amount
2014	$5,828
2015	73,982
2016	197,496
2017	100,948
2018	312,993
Thereafter	540,528
Total	$1,231,775
The above scheduled debt maturities do not include the available extension under the unsecured credit agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios, and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of March 31, 2014, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to our stockholders in the event we are in default, except to the extent necessary for HTA to maintain its REIT status.

8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of March 31, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(1,989)	Swap	3/29/2017
100,000	LIBOR	0.86	(702)	Swap	6/15/2016
50,000	LIBOR	1.39	1,081	Swap	7/17/2019
105,000	LIBOR	1.24	3,123	Swap	7/17/2019
27,436	LIBOR	4.98	(2,334)	Swap	5/1/2020

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2013 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(2,078)	Swap	3/29/2017
100,000	LIBOR	0.86	(729)	Swap	6/15/2016
50,000	LIBOR	1.39	1,350	Swap	7/17/2019
105,000	LIBOR	1.24	3,723	Swap	7/17/2019
27,618	LIBOR	4.98	(2,246)	Swap	5/1/2020
As of March 31, 2014 and December 31, 2013, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Receivables and other assets	$4,204	Receivables and other assets	$5,073	Derivative financial instruments	$5,025	Derivative financial instruments	$5,053
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, we had derivatives subject to enforceable master netting arrangements which allow for net cash settlement with the respective counterparties (in thousands):

	March 31, 2014			December 31, 2013
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$4,204	$(1,989)	$2,215	$5,073	$(2,078)	$2,995
Liability derivatives	5,025	(1,989)	3,036	5,053	(2,078)	2,975
For the three months ended March 31, 2014 and 2013, the derivative financial instruments had the following effect on our accompanying condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Three Months Ended March 31,
		2014	2013
Interest rate swaps	Net gain (loss) on change in the fair value of derivative financial instruments	$(841)	$1,606
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2014, there have been no termination events or events of default related to our interest rate swaps.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

10. Stockholders’ Equity and Partners’ Capital
HTALP’s partnership agreement provides that it will distribute cash flows from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Except for certain LTIP units that have not vested, dividend distributions are made such that a holder of one LTIP unit will receive annual distributions from HTALP in an amount equal to the annual dividend distributions paid to the holder of one share of HTA’s common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of units.
Common Stock Offerings
On February 28, 2014, HTA amended the at-the-market, or ATM, offering of its common stock with an aggregate sales price of up to $300.0 million primarily to add sales agents to the program. During the three months ended March 31, 2014, HTA did not issue and sell any shares of its common stock under the ATM program and, as of March 31, 2014, $300.0 million remained available for issuance.
Stock Repurchase Plan
During the three months ended March 31, 2014, HTA did not repurchase any shares of its common stock under the stock repurchase plan, and as of March 31, 2014, $100.0 million of repurchase capacity remained available under the plan.
Common Stock Dividends
See condensed consolidated statements of operations for the dividends declared during the three months ended March 31, 2014 and 2013. On April 29, 2014, HTA declared a quarterly cash dividend of $0.14375 per share to be paid on July 3, 2014 to stockholders of record of its common stock on June 27, 2014.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan, or the Plan, permits the grant of incentive awards to our employees, officers, non-employee directors, and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000. As of March 31, 2014, there were 4,633,600 awards available for grant under the Plan.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock. For the three months ended March 31, 2013, we recognized compensation expense related to LTIP awards of $3.1 million, which was recorded in listing expenses. The LTIP awards were fully expensed in 2013, except for approximately $4.5 million of unrecognized expense associated with 450,000 units that will only vest as a result of a change in control. We will not recognize any expense associated with these units until such event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2014:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	516,500	$9.43
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2014	516,500	$9.43
Restricted Common Stock and Units
For the three months ended March 31, 2014, we recognized compensation expense of $1.4 million, which was recorded in general and administrative expenses. For the three months ended March 31, 2013, we recognized compensation expense of $1.2 million, of which $0.6 million was recorded in general and administrative expenses and $0.6 million in listing expenses.
As of March 31, 2014, there was approximately $6.2 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.3 years.
The following is a summary of the activity in our restricted common stock during 2014:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	641,000	$10.34
Granted	469,200	9.84
Vested	(62,500)	9.90
Forfeited	(1,000)	10.82
Balance as of March 31, 2014	1,046,700	$10.14

11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, aggregated by the Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$4,204	$—	$4,204
Total assets at fair value	$—	$4,204	$—	$4,204
Liabilities:
Derivative financial instruments	$—	$5,025	$—	$5,025
Total liabilities at fair value	$—	$5,025	$—	$5,025

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables (net), restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The fair value of the real estate notes receivable and tenant note receivable are estimated by discounting expected cash flow on the notes at rates management believes similar loans would currently be made. The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities. The following table sets forth the carrying value and fair value of our real estate notes receivable, tenant note receivable and debt (in thousands):

		March 31, 2014		December 31, 2013
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$28,520	$28,520	$28,520	$28,520
Tenant note receivable	2	3,143	3,044	3,173	3,013
Debt, net	2	1,232,282	1,260,308	1,214,241	1,237,699

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three months ended March 31, 2014 and 2013, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$5,434	$1,384
Net income attributable to noncontrolling interests	(142)	(33)
Net income attributable to common stockholders	$5,292	$1,351
Denominator:
Weighted average number of shares outstanding - basic	237,287	217,103
Dilutive shares	2,536	1,801
Weighted average number of shares outstanding - diluted	239,823	218,904
Earnings per common share - basic
Net income attributable to common stockholders	$0.02	$0.01
Earnings per common share - diluted
Net income attributable to common stockholders	$0.02	$0.01

13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$5,434	$1,384
Net income attributable to noncontrolling interests	(38)	(25)
Net income attributable to common unitholders	$5,396	$1,359
Denominator:
Weighted average number of units outstanding - basic	240,340	220,159
Dilutive units	—	—
Weighted average number of units outstanding - diluted	240,340	220,159
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.02	$0.01
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.02	$0.01

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest paid	$8,235	$10,212
Income taxes paid	58	76

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$2,272	$1,696
Financing Activities:
Dividend distributions declared, but not paid	$34,148	$32,333
Offering costs transferred to equity/partners’ capital	—	1,191
Debt issuance costs	—	528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to Healthcare Trust of America, Inc., or HTA, and Healthcare Trust of America Holdings, LP, or HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of March 31, 2014 and December 31, 2013, together with results of operations and cash flows for the three months ended March 31, 2014 and 2013. The information set forth is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations.

•	Forward-Looking Statements;

•	Executive Summary;

•	Company Highlights;

•	Interim Unaudited Financial Data;

•	Critical Accounting Policies;

•	Recently Issued or Adopted Accounting Pronouncements;

•	Factors Which May Influence Results of Operations;

•	Results of Operations;

•	Non-GAAP Financial Measures;

•	Liquidity and Capital Resources;

•	Commitments and Contingencies;

•	Debt Service Requirements;

•	Off-Balance Sheet Arrangements; and

•	Inflation.
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
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A “Risk Factors” in the 2013 Annual Report on form 10-K, which is incorporated by reference herein.

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
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of $3.0 billion through March 31, 2014. As of March 31, 2014, our portfolio consisted of 269 medical office buildings and 19 other facilities that serve the healthcare industry, as well as real estate notes receivable secured by medical office buildings. Our portfolio is comprised of approximately 14.1 million square feet of GLA, with a leased rate of 91.2% which includes leases executed but not commenced and an occupancy rate of 90.8%. Approximately 96% of our portfolio, based on GLA, is located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. Investment grade rated tenants as a percent of annualized base rent was approximately 41% at March 31, 2014. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. As of March 31, 2014, approximately 57% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 27 states, with no state having more than 13% of the total GLA as of March 31, 2014. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Albany, New York; Indianapolis, Indiana; Houston, Texas; Dallas, Texas; Atlanta, Georgia; Miami, Florida; Boston, Massachusetts; Denver, Colorado and Raleigh, North Carolina.
Company Highlights
Portfolio Operating Performance

•
For the three months ended March 31, 2014, we had net income of $5.4 million, compared to $1.4 million for the three months ended March 31, 2013. This increase is primarily due to the impact of our 2013 acquisitions, and partially offset by the change in the fair value of our derivative financial instruments.

•
For the three months ended March 31, 2014, HTA’s Normalized Funds from Operations, or FFO, was $0.18 per diluted share or $42.4 million, an increase of $0.02 per diluted share, or 12.5%, compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, HTALP’s Normalized FFO was $0.18 per diluted unit or $42.4 million, an increase of $0.02 per diluted unit, or 12.5%, compared to the three months ended March 31, 2013.

For additional information on Normalized FFO, see “Funds from Operations (FFO) and Normalized FFO” below, which includes a reconciliation to net income or loss attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the three months ended March 31, 2014, our total revenue increased 18.8%, or $14.4 million, to $91.3 million, as compared to the three months ended March 31, 2013.

•	For the three months ended March 31, 2014, Net Operating Income, or NOI, increased 16.7%, or $8.8 million, to $61.7 million, as compared to the three months ended March 31, 2013.

•	For the three months ended March 31, 2014, our Same-Property Cash NOI increased 3.0%, or $1.5 million, to $52.0 million, as compared to the three months ended March 31, 2013.
With respect to the last two bullets above, for additional information on NOI, see “Net Operating Income (NOI), Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measures.
Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of March 31, 2014, our leased rate which includes leases executed but not commenced was 91.2% and our occupancy rate was 90.8%.

•
During the three months ended March 31, 2014, we expanded our in-house property management and leasing platform by 562,000 square feet of GLA, bringing total in-house GLA to 12.6 million square feet, or 89% of our GLA.

•	During the three months ended March 31, 2014, we entered into new or renewal leases on approximately 300,000 square feet of GLA, or approximately 2.1% of our portfolio.

•
Tenant retention for the portfolio was approximately 75% for the quarter, which we believe is indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Financial Strategy and Balance Sheet Flexibility

•
In January 2014, we amended our $300.0 million term loan to extend the initial maturity to January 2018, and to decrease the interest rate to LIBOR plus 1.2% based on our current credit rating, a decrease of 35 basis points.

•
As of March 31, 2014, we had total liquidity of $602.4 million, including cash and cash equivalents of $27.4 million and $575.0 million available on our unsecured revolving credit facility. Our leverage ratio of total debt to total capitalization was 31.1%.

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was disclosed in our 2013 Annual Report on Form 10-K. There have been no material changes to our Critical Accounting Policies as disclosed therein.
Recently Issued or Adopted Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies - Recently Issued or Adopted Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Item 1A Risk Factors, in our 2013 Annual Report on Form 10‑K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

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
Acquisitions
During the three months ended March 31, 2014, we did not complete any acquisitions. The amount of additional acquisitions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of properties that we owned and operated. As of March 31, 2014, we owned and operated approximately 14.1 million square feet of GLA with a 91.2% leased rate which includes leases executed but not commenced and a 90.8% occupancy rate. As of March 31, 2013, we owned and operated approximately 12.8 million square feet of GLA with a 90.9% leased rate and a 90.5% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $8.8 million to $61.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This increase was primarily due to the $7.3 million of additional NOI from our 2013 acquisitions. Same-Property Cash NOI increased $1.5 million to $52.0 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This increase was primarily the result of rent escalations and an increase in occupancy.
Rental Income
For the three months ended March 31, 2014 and 2013, rental income attributable to our properties was $90.5 million and $76.2 million, respectively, and was comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual rental income	$87,618	$73,845
Straight-line rent	2,578	2,198
Other operating revenue	256	198
Total	$90,452	$76,241
Contractual rental income for the three months ended March 31, 2014 increased $13.8 million as compared to the three months ended March 31, 2013, primarily due to $11.0 million of additional contractual rental income from the 2013 acquisitions, contractual rent increases and the increase in reimbursement as a result of an increase in rental expenses as discussed below. For the three months ended March 31, 2014, we entered into new and renewal leases on approximately 300,000 square feet of GLA. The new and renewal leases commenced at an average annual base rent of $21.28 per square foot of GLA compared to $21.30 per square foot of GLA for expiring leases measured on a consistent basis.  Leases that expired in the quarter had rents that were slightly below market rates, on average.  Generally, leasing concessions may vary depending on lease type and tenor. For the three months ended March 31, 2014, new leases had tenant improvements, leasing commissions and tenant concessions of $16.63, $4.38 and $5.96 per square foot of GLA, respectively, compared to $11.17, $4.76 and $6.74 per square foot of GLA, respectively, for the three months ended March 31, 2013.  Renewal leases had tenant improvements, leasing commissions and tenant concessions of $4.33, $2.12 and $1.81 per square foot of GLA, respectively, for the three months ended March 31, 2014 compared to $4.37, $2.49 and $1.57, respectively, for the three months ended March 31, 2013.
Rental Expenses
For the three months ended March 31, 2014 and 2013, rental expenses attributable to our properties were $29.6 million and $24.0 million. The increase in rental expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to the $4.5 million of additional rental expenses associated with the 2013 acquisitions, the increase in operating expenses at our buildings as a result of the impact of the severe winter weather throughout much of our portfolio and an increase in property tax assessments.

General and Administrative Expenses
For the three months ended March 31, 2014, general and administrative expenses remained consistent with the prior year period at $6.3 million. General and administrative expenses include such costs as salaries, corporate overhead, professional fees, among other items.
Acquisition-Related Expenses
For the three months ended March 31, 2014 and 2013, acquisition-related expenses were $1.0 million.
Depreciation and Amortization Expense
For the three months ended March 31, 2014 and 2013, depreciation and amortization expense was $34.9 million and $28.6 million, respectively. This increase in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Listing Expenses
For the three months ended March 31, 2013, listing expenses were $4.4 million. We did not incur any listing expenses subsequent to March 31, 2013.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense and net change in the fair value of derivative financial instruments for the three months ended March 31, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest related to derivative financial instruments	$1,345	$1,365
Net (gain) loss on change in the fair value of derivative financial instruments	841	(1,606)
Total	2,186	(241)
Interest related to debt	10,996	10,069
Amortization of deferred financing costs and debt discount/premium	908	1,249
Total	11,904	11,318
Total interest and net change in fair value of derivative financial instruments	$14,090	$11,077
Total interest expense and net change in the fair value of derivative financial instruments increased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the net change in the fair value of derivative financial instruments and the increased interest expense related to our debt. During the three months ended March 31, 2014, the fair market value of our derivatives decreased $0.8 million, as compared to a net increase of $1.6 million during the three months ended March 31, 2013. This decrease during the three months ended March 31, 2014 was primarily due to the flattening yield curve, which negatively impacted the fair market value of our longer term derivatives. Interest expense related to our debt increased primarily due to the additional interest expense on the $300.0 million senior notes that were issued at the end of March 2013 and the outstanding balance of our revolving credit facility, and was partially offset by the decreased interest rate on our $455.0 million term loans as a result of our credit rating upgrade in December 2013 and the amendment to our unsecured revolving credit facility executed in January 2014.
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
We also compute Normalized FFO, which excludes from FFO (i) acquisition-related expenses, (ii) listing expenses, (iii) net gain or loss on change in fair value of derivative financial instruments, (iv) noncontrolling income from partnership units included in diluted shares (only applicable to HTA), and (v) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares or units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common stockholders	$5,292	$1,351
Depreciation and amortization expense	34,942	28,561
FFO	$40,234	$29,912
FFO per share - basic	$0.17	$0.14
FFO per share - diluted	$0.17	$0.14
Acquisition-related expenses	976	1,025
Listing expenses	—	4,405
Net (gain) loss on change in fair value of derivative financial instruments	841	(1,606)
Noncontrolling income from partnership units included in diluted shares	104	8
Other normalizing items	209	406
Normalized FFO	$42,364	$34,150
Normalized FFO per share - basic	$0.18	$0.16
Normalized FFO per share - diluted	$0.18	$0.16
Weighted average number of common shares outstanding - basic	237,287	217,103
Weighted average number of common shares outstanding - diluted	239,823	218,904

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common unitholders	$5,396	$1,359
Depreciation and amortization expense	34,942	28,561
FFO	$40,338	$29,920
FFO per unit - basic	$0.17	$0.14
FFO per unit - diluted	$0.17	$0.14
Acquisition-related expenses	976	1,025
Listing expenses	—	4,405
Net (gain) loss on change in fair value of derivative financial instruments	841	(1,606)
Other normalizing items	209	406
Normalized FFO	$42,364	$34,150
Normalized FFO per unit - basic	$0.18	$0.16
Normalized FFO per unit - diluted	$0.18	$0.16
Weighted average number of units outstanding - basic	240,340	220,159
Weighted average number of units outstanding - diluted	240,340	220,159
Net Operating Income (NOI), Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP), generated from our total portfolio of properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization expense, listing expenses, interest expense and net gain or loss on change in fair value of derivative financial instruments, and other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should be reviewed in connection with other GAAP measurements.
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
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “same-property.” Same-Property Cash NOI excludes properties which have not been owned and operated by HTA during the entire span of all periods presented, notes receivable interest income, and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.

The following is the reconciliation of HTA’s and HTLPA’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$5,434	$1,384
General and administrative expenses	6,299	6,448
Acquisition-related expenses	976	1,025
Depreciation and amortization expense	34,942	28,561
Listing expenses	—	4,405
Interest expense and the net change in fair value of derivative financial instruments	14,090	11,077
Other (income) expense	(26)	(8)
NOI	$61,715	$52,892
Straight-line rent adjustments, net	(2,100)	(1,738)
Amortization of acquired below and above market leases, net	668	550
Lease termination fees	(13)	(29)
Cash NOI	$60,270	$51,675
Notes receivable interest income	(781)	(546)
Non Same-Property Cash NOI	(7,476)	(612)
Same-Property Cash NOI	$52,013	$50,517
Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt and equity to conduct our activities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of (i) our current cash position, (ii) our borrowing capacity on our unsecured revolving credit facility, (iii) from any future indebtedness that we may incur, and (iv) any possible future equity offerings. As of March 31, 2014, we had $575.0 million available on our unsecured revolving credit facility. In February 2014, HTA amended the ATM offering of its common stock, primarily to add additional sales agents. The aggregate sales price of up to $300.0 million was fully available as of March 31, 2014. Pursuant to HTALP’s partnership agreement, each time that HTA issues shares of common stock pursuant to an equity offering, HTALP issues to HTA an equal number of partnership units and HTA contributes the net proceeds of such offerings to HTALP.
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
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of dividends or the timing of the collections of receivables, we may seek to obtain capital to pay dividends by means of secured or unsecured debt financing through one or more third parties or through net offering proceeds. We may also pay dividends from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

As of March 31, 2014, we estimate that our expenditures for capital improvements for the remainder of 2014 will range from approximately $10.0 million to $15.0 million depending on leasing activity. As of March 31, 2014, we had $10.0 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of March 31, 2014, we had $5.8 million of debt maturing during the remainder of 2014. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility, and any possible future debt or equity offerings to fund these debt maturities. As of March 31, 2014, we had cash and cash equivalents of $27.4 million and $575.0 million available on our unsecured revolving credit facility. Additionally, as of March 31, 2014, we had unencumbered properties with a gross book value of approximately $2.2 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of our leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Cash and cash equivalents - beginning of period	$18,081	$15,956	$2,125
Net cash provided by operating activities	33,449	27,937	5,512
Net cash used in investing activities	(5,966)	(92,125)	86,159
Net cash (used in) provided by financing activities	(18,205)	169,190	(187,395)
Cash and cash equivalents - end of period	$27,359	$120,958	$(93,599)
Net cash provided by operating activities increased in 2014 primarily due to the $309.3 million of completed acquisitions since March 31, 2013. We anticipate that cash flows from operating activities to increase as a result of contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the three months ended March 31, 2014, net cash used in investing activities primarily related to capital expenditures of $5.6 million. For the three months ended March 31, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $88.5 million and capital expenditures of $3.7 million. We anticipate cash flows used in investing activities to increase as we acquire more properties.
For the three months ended March 31, 2014, net cash used by financing activities primarily related to dividends to holders of our common stock of $34.1 million and payments on our mortgage loans of $1.9 million, which was partially offset by net borrowings on our unsecured revolving credit facility of $20.0 million. For the three months ended March 31, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and the net proceeds of shares of common stock issued through our prior ATM program of $105.7 million, which was partially offset by payments on our mortgage loans of $127.2 million, net payments on our unsecured revolving credit facility of $72.0 million, and dividends to holders of our common stock of $30.9 million.

Dividends
The amount of dividends HTA pays to its stockholders is determined by its Board of Directors, in its sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements, and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. HTA has paid dividends monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. HTA’s organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend HTA pays to its stockholders is equal to the distributions received from HTALP according to the terms of HTALP’s partnership agreement. In May 2012, HTA’s Board of Directors determined that it was in the best interest of our stockholders to pay quarterly dividends at an annualized rate of $0.575 per share. It is HTA’s intention to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and HTA cannot guarantee the timing and amount of dividends that it may pay in the future, if any.
For the three months ended March 31, 2014, HTA paid cash dividends of $34.1 million. On April 3, 2014, HTA paid cash dividends of $34.1 million for the quarter ending March 31, 2014. On April 29, 2014, HTA’s Board of Directors authorized a quarterly cash dividend of $0.14375 per share to be paid on July 3, 2014 to stockholders of record on June 27, 2014.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of March 31, 2014, our leverage ratio of total debt to total capitalization was 31.1%.
As of March 31, 2014, we had debt outstanding of $1.2 billion and the weighted average interest rate, inclusive of the impact of our interest rate swaps, was 3.82% per annum. The following is a summary of our unsecured and secured debt. See Note 7, Debt, to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2014, $575.0 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in March 2016 and includes a one-year extension, subject to certain conditions.
Unsecured Term Loans
As of March 31, 2014, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in January 2018 and $155.0 million matures in July 2019. Our $300.0 million term loan includes a one-year extension, subject to certain conditions.
Unsecured Senior Notes
As of March 31, 2014, we had $300.0 million of unsecured senior notes that mature in April 2023.
Secured Real Estate Term Loan and Mortgage Loans
During the three months ended March 31, 2014, we made principal payments of $1.9 million on our mortgage loans and we have $5.8 million of principal payments due in 2014.
Commitments and Contingencies
See Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements. As of March 31, 2014, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we will not be able to meet.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2014, we had no off-balance sheet arrangements.

Inflation
We are exposed to inflation risk as income from future long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of normal inflation. These provisions include rent escalations, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of our leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2013 Annual Report on Form 10-K. The table below presents, as of March 31, 2014, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$5,428	$73,436	$121,907	$100,314	$12,309	$358,563	$671,957
Weighted average interest rate on fixed rate debt (per annum)	5.24%	5.38%	5.16%	5.91%	6.43%	4.15%	4.90%
Variable rate debt	$400	$546	$75,589	$634	$300,684	$181,965	$559,818
Weighted average interest rate on variable rate debt based on forward rates in effect as of March 31, 2014 (per annum)	1.66%	2.33%	3.36%	4.38%	4.53%	5.34%	2.52%
Our total debt was $1.2 billion (excluding net premium/discount) as of March 31, 2014. We had fixed and variable rate debt with interest rates ranging from 1.35% to 12.75% per annum and a weighted average interest rate of 3.36% per annum as of March 31, 2014. We had $672.0 million (excluding net premium/discount) of fixed rate debt, or 55% of total debt, at a weighted average interest rate of 4.90% per annum and $559.8 million of variable rate debt, or 45% of total debt, at a weighted average interest rate of 1.51% per annum as of March 31, 2014.
As of March 31, 2014, the fair value of our fixed rate debt was $697.3 million and the fair value of our variable rate debt was $563.1 million based upon prevailing market rates as of March 31, 2014.
As of March 31, 2014, we had interest rate swaps outstanding that effectively fix $484.8 million of variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 2.52% per annum.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures
Healthcare Trust of America, Inc.
HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to HTA’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, who serve as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2014, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, HTA’s internal control over financial reporting.

Healthcare Trust of America Holdings, LP
HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, who serve as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2014, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, HTALP’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying consolidated financial statements.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2014, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	58,068	$9.84	—	(3)
February 1, 2014 to February 28, 2014	—	—	—	(3)
March 1, 2014 to March 31, 2014	—	—	—	(3)
____________________

(1)	Purchases represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our Class A common stock on the NYSE.

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

HEALTHCARE TRUST OF AMERICA, INC.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 30, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer
	Kellie S. Pruitt	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 30, 2014

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

By:	HEALTHCARE TRUST OF AMERICA, INC.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 30, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer
	Kellie S. Pruitt	Principal Financial Officer and Principal Accounting Officer)
Date:	April 30, 2014

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
The following Exhibit Index refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fifth Articles of Amendment and Restatement of Healthcare Trust of America, Inc., effective March 11, 2014 (included as Exhibit 3.1 to our Current Report on Form 8-K filed March 11, 2014 and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of Healthcare Trust of America, Inc., effective March 11, 2014 (included as Exhibit 3.2 to our Current Report on Form 8-K filed March 11, 2014 and incorporated herein by reference).

10.1	Amendment No. 2 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 9, 2014 and incorporated herein by reference).
10.2	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 9, 2014 and incorporated herein by reference).
10.3	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 9, 2014 and incorporated herein by reference).
10.4
Amended and Restated Equity Distribution Agreement, dated February 28, 2014, among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP and Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC and J.P. Morgan Securities, LLC (included as Exhibit 1.1 to our Current Report on Form 8-K filed February 28, 2014 and incorporated herein by reference).

10.5*†	2006 Independent Directors Compensation Plan
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.