Form 10-Q
period 2014-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2014-07-30
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of July 28, 2014, there were 238,978,261 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2014 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2014, HTA owned a 98.97% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and has no publicly traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units, HTALP generates the capital required for the business through its operations, and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units.
Redeemable noncontrolling interests of limited partners, stockholders’ equity and partners’ capital are the primary areas of difference between the condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s condensed consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
The Company believes combining the Quarterly Reports on Form 10-Q of HTA and HTALP, including the notes to the condensed consolidated financial statements, into this single Quarterly Report results in the following benefits:

•	enhances stockholders’ understanding of HTA and HTALP by enabling stockholders to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Quarterly Report applies to both HTA and HTALP; and

•	creates time and cost efficiencies through the preparation of a single combined Quarterly Report instead of two separate Quarterly Reports.
In order to highlight the material differences between HTA and HTALP, this Quarterly Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the condensed consolidated financial statements;

•
certain accompanying notes to the condensed consolidated financial statements, including Note 7 - Debt, Note 10 - Stockholders’ Equity and Partners’ Capital, Note 12 - Per Share Data of HTA, and Note 13 - Per Unit Data of HTALP;

•	the Funds From Operations (“FFO”) and Normalized FFO in Item 2 of this Quarterly Report;

•	the controls and procedures in Item 4 of this Quarterly Report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Quarterly Report.
In the sections of this Quarterly Report that combine disclosure for HTA and HTALP, this Quarterly Report refers to actions or holdings as being actions or holdings of the Company. Although HTALP (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues or incurs debt, management believes this presentation is appropriate for the reasons set forth above and because the business of the Company is a single integrated enterprise operated through HTALP.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$249,116	$203,001
Building and improvements	2,520,405	2,358,071
Lease intangibles	424,993	411,857
	3,194,514	2,972,929
Accumulated depreciation and amortization	(509,042)	(445,938)
Real estate investments, net	2,685,472	2,526,991
Real estate notes receivable	13,520	28,520
Cash and cash equivalents	132,719	18,081
Restricted cash and escrow deposits	19,350	18,114
Receivables and other assets, net	114,459	110,285
Other intangibles, net	49,051	50,343
Total assets	$3,014,571	$2,752,334
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,520,445	$1,214,241
Accounts payable and accrued liabilities	81,198	82,893
Derivative financial instruments - interest rate swaps	5,685	5,053
Security deposits, prepaid rent and other liabilities	34,032	35,339
Intangible liabilities, net	11,686	11,797
Total liabilities	1,653,046	1,349,323
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,264	3,262
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 238,909,961 and 236,880,614 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2,389	2,369
Additional paid-in capital	2,146,545	2,126,897
Cumulative dividends in excess of earnings	(802,366)	(742,060)
Total stockholders’ equity	1,346,568	1,387,206
Noncontrolling interest	11,693	12,543
Total equity	1,358,261	1,399,749
Total liabilities and equity	$3,014,571	$2,752,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$88,946	$77,005	$179,398	$153,246
Interest income from real estate notes receivable	725	619	1,577	1,239
Total revenues	89,671	77,624	180,975	154,485
Expenses:
Rental	27,064	22,629	56,653	46,598
General and administrative	5,903	6,217	12,202	12,665
Acquisition-related	4,869	658	5,845	1,683
Depreciation and amortization	33,602	29,583	68,544	58,144
Listing	—	—	—	4,405
Total expenses	71,438	59,087	143,244	123,495
Income before other income (expense)	18,233	18,537	37,731	30,990
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(1,370)	(996)	(2,715)	(2,361)
Net gain (loss) on change in the fair value of derivative financial instruments	(2,580)	8,922	(3,421)	10,528
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	(3,950)	7,926	(6,136)	8,167
Interest related to debt	(11,779)	(12,240)	(23,683)	(23,558)
Gain on extinguishment of debt	365	—	365	—
Other income	14	10	40	18
Net income	$2,883	$14,233	$8,317	$15,617
Net income attributable to noncontrolling interests (1)	(28)	(208)	(170)	(241)
Net income attributable to common stockholders	$2,855	$14,025	$8,147	$15,376
Earnings per common share - basic
Net income attributable to common stockholders	$0.01	$0.06	$0.03	$0.07
Earnings per common share - diluted
Net income attributable to common stockholders	$0.01	$0.06	$0.03	$0.07
Weighted average number of common shares outstanding:
Basic	238,025	225,610	237,658	221,380
Diluted	240,551	227,780	240,189	222,585
Dividends declared per common share	$0.14	$0.14	$0.29	$0.29

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued		Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A	Class B
Balance as of December 31, 2012	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	11,043	—	111	124,286	—	124,397	—	124,397
Share-based award transactions, net	411	—	4	1,482	—	1,486	3,177	4,663
Repurchase and cancellation of common stock	(27)	—	(1)	(271)	—	(272)	—	(272)
Conversion	57,283	(57,283)	—	—	—	—	—	—
Dividends	—	—	—	—	(64,735)	(64,735)	(604)	(65,339)
Net income	—	—	—	—	15,376	15,376	191	15,567
Balance as of June 30, 2013	168,796	57,283	$2,261	$2,011,333	$(683,076)	$1,330,518	$13,093	$1,343,611

Balance as of December 31, 2013	236,880	—	$2,369	$2,126,897	$(742,060)	$1,387,206	$12,543	$1,399,749
Issuance of common stock	1,542	—	16	17,726	—	17,742	—	17,742
Share-based award transactions, net	497	—	5	2,249	—	2,254	—	2,254
Repurchase and cancellation of common stock	(58)	—	(1)	(571)	—	(572)	—	(572)
Redemption of noncontrolling interest	49	—	—	244	—	244	(244)	—
Dividends	—	—	—	—	(68,453)	(68,453)	(693)	(69,146)
Net income	—	—	—	—	8,147	8,147	87	8,234
Balance as of June 30, 2014	238,910	—	$2,389	$2,146,545	$(802,366)	$1,346,568	$11,693	$1,358,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,317	$15,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	66,990	57,577
Share-based compensation expense	2,254	4,663
Bad debt expense	(40)	10
Gain on the extinguishment of debt	(365)	—
Change in fair value of derivative financial instruments	3,421	(10,528)
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,864)	(4,497)
Accounts payable and accrued liabilities	(2,136)	4,892
Security deposits, prepaid rent and other liabilities	(2,365)	4,084
Net cash provided by operating activities	73,212	71,818
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(123,186)	(94,139)
Capital expenditures	(10,264)	(6,110)
Collection of real estate notes receivable	15,000	—
Restricted cash, escrow deposits and notes receivable	(1,236)	(645)
Net cash used in investing activities	(119,686)	(100,894)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,615	297,558
Borrowings on unsecured revolving credit facility	153,000	103,000
Payments on unsecured revolving credit facility	(208,000)	(175,000)
Payments on secured real estate term loan and mortgage loans	(27,214)	(148,672)
Deferred financing costs	(3,553)	(3,011)
Derivative financial instrument termination payments	—	(1,195)
Security deposits	858	—
Proceeds from issuance of common stock, net	18,016	125,584
Repurchase and cancellation of common stock	(572)	(272)
Dividends	(68,161)	(63,098)
Payment on earnout liability	—	(92)
Distributions to noncontrolling interest of limited partners	(877)	(811)
Net cash provided by financing activities	161,112	133,991
Net change in cash and cash equivalents	114,638	104,915
Cash and cash equivalents - beginning of period	18,081	15,956
Cash and cash equivalents - end of period	$132,719	$120,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$249,116	$203,001
Building and improvements	2,520,405	2,358,071
Lease intangibles	424,993	411,857
	3,194,514	2,972,929
Accumulated depreciation and amortization	(509,042)	(445,938)
Real estate investments, net	2,685,472	2,526,991
Real estate notes receivable	13,520	28,520
Cash and cash equivalents	132,719	18,081
Restricted cash and escrow deposits	19,350	18,114
Receivables and other assets, net	114,459	110,285
Other intangibles, net	49,051	50,343
Total assets	$3,014,571	$2,752,334
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt, net	$1,520,445	$1,214,241
Accounts payable and accrued liabilities	81,198	82,893
Derivative financial instruments - interest rate swaps	5,685	5,053
Security deposits, prepaid rent and other liabilities	34,032	35,339
Intangible liabilities, net	11,686	11,797
Total liabilities	1,653,046	1,349,323
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	1,758	1,717
Partners’ Capital:
Limited partners’ capital, 3,004,318 and 3,052,918 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	12,929	13,818
General partners’ capital, 238,909,961 and 236,880,614 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,346,838	1,387,476
Total partners’ capital	1,359,767	1,401,294
Total liabilities and partners’ capital	$3,014,571	$2,752,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$88,946	$77,005	$179,398	$153,246
Interest income from real estate notes receivable	725	619	1,577	1,239
Total revenues	89,671	77,624	180,975	154,485
Expenses:
Rental	27,064	22,629	56,653	46,598
General and administrative	5,903	6,217	12,202	12,665
Acquisition-related	4,869	658	5,845	1,683
Depreciation and amortization	33,602	29,583	68,544	58,144
Listing	—	—	—	4,405
Total expenses	71,438	59,087	143,244	123,495
Income before other income (expense)	18,233	18,537	37,731	30,990
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(1,370)	(996)	(2,715)	(2,361)
Net gain (loss) on change in the fair value of derivative financial instruments	(2,580)	8,922	(3,421)	10,528
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	(3,950)	7,926	(6,136)	8,167
Interest related to debt	(11,779)	(12,240)	(23,683)	(23,558)
Gain on the extinguishment of debt	365	—	365	—
Other income	14	10	40	18
Net income	$2,883	$14,233	$8,317	$15,617
Net income attributable to noncontrolling interests (1)	(40)	(5)	(78)	(30)
Net income attributable to common unitholders	$2,843	$14,228	$8,239	$15,587
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.01	$0.06	$0.03	$0.07
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.01	$0.06	$0.03	$0.07
Weighted average number of common units outstanding:
Basic	241,068	228,666	240,706	224,436
Diluted	241,068	228,666	240,706	224,436
Distributions declared per common unit	$0.14	$0.14	$0.29	$0.29

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2012	214,652	$1,254,536	3,056	$11,663	$1,266,199
Issuance of general partner units	11,043	124,397	—	—	124,397
Share-based award transactions, net	411	1,486	—	3,177	4,663
Redemptions of general partner units	(27)	(272)	—	—	(272)
Distributions	—	(64,735)	—	(649)	(65,384)
Net income attributable to common unitholders	—	15,375	—	212	15,587
Balance as of June 30, 2013	226,079	$1,330,787	3,056	$14,403	$1,345,190

Balance as of December 31, 2013	236,880	$1,387,476	3,053	$13,818	$1,401,294
Issuance of general partner units	1,542	17,742	—	—	17,742
Share-based award transactions, net	497	2,254	—	—	2,254
Redemptions of general partner units	(58)	(572)	—	—	(572)
Redemption of limited partner units	49	244	(49)	(244)	—
Distributions	—	(68,453)	—	(737)	(69,190)
Net income attributable to common unitholders	—	8,147	—	92	8,239
Balance as of June 30, 2014	238,910	$1,346,838	3,004	$12,929	$1,359,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,317	$15,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	66,990	57,577
Share-based compensation expense	2,254	4,663
Bad debt expense	(40)	10
Gain on extinguishment of debt	(365)	—
Change in fair value of derivative financial instruments	3,421	(10,528)
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,864)	(4,497)
Accounts payable and accrued liabilities	(2,136)	4,892
Security deposits, prepaid rent and other liabilities	(2,365)	4,084
Net cash provided by operating activities	73,212	71,818
Cash flows from investing activities:
Acquisition of real estate operating properties and other assets	(123,186)	(94,139)
Capital expenditures	(10,264)	(6,110)
Collection of real estate notes receivable	15,000	—
Restricted cash, escrow deposits and notes receivable	(1,236)	(645)
Net cash used in investing activities	(119,686)	(100,894)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,615	297,558
Borrowings on unsecured revolving credit facility	153,000	103,000
Payments on unsecured revolving credit facility	(208,000)	(175,000)
Payments on secured real estate term loan and mortgage loans	(27,214)	(148,672)
Deferred financing costs	(3,553)	(3,011)
Derivative financial instrument termination payments	—	(1,195)
Security deposits	858	—
Proceeds from issuance of general partner units, net	18,016	125,584
Repurchase and cancellation of general partner units	(572)	(272)
Distributions to general partner	(68,161)	(63,098)
Payment on earnout liability	—	(92)
Distributions to limited partners and redeemable noncontrolling interests	(877)	(811)
Net cash provided by financing activities	161,112	133,991
Net change in cash and cash equivalents	114,638	104,915
Cash and cash equivalents - beginning of period	18,081	15,956
Cash and cash equivalents - end of period	$132,719	$120,871
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

1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP, which is the operating partnership. As of June 30, 2014, HTA owned a 98.97% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and has no publicly traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings in the United States based on gross leasable area (“GLA”). We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) seek internal growth through proactive asset management, leasing and property management oversight, (ii) target mid-sized acquisitions of high-quality medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of approximately $3.2 billion through June 30, 2014.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.

2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.
Real Estate Investments
During 2013, we had one property within our portfolio that met the criteria for classification as held for sale. Accordingly, we presented the assets and liabilities separately and included the results of operations within discontinued operations for all periods presented. Additionally, we ceased recording depreciation and amortization following the held for sale designation. During the quarter ended March 31, 2014, we determined that it was appropriate to reclassify the assets and liabilities out of held for sale in our condensed consolidated balance sheets and to include the results of operations within those of our operating properties in our condensed consolidated statement of operations for all periods presented as the property no longer met the criteria for classification as held for sale. We measured the assets to be reclassified at the lower of their carrying amounts before they were classified as held for sale (adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used) or their fair value at the date of the subsequent decision not to sell. As such, during the quarter ended March 31, 2014, we recorded $0.8 million of depreciation and amortization expense which represents the depreciation and amortization on the property that was not recorded when it was classified as held for sale.
Depreciation expense of buildings and improvements for the three months ended June 30, 2014 and 2013 was $21.0 million and $18.4 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2014 and 2013 was $42.4 million and $36.7 million, respectively.
Noncontrolling Interests
HTA’s net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations relate to both noncontrolling interest reflected within equity and redeemable noncontrolling interest of limited partners reflected outside of equity in the accompanying condensed consolidated balance sheets. Limited partner units, including LTIP awards, are accounted for as partners’ capital in HTALP’s accompanying condensed consolidated balance sheets and as noncontrolling interest reflected within equity or redeemable noncontrolling interest of limited partners reflected outside of equity in HTA’s accompanying condensed consolidated balance sheets.
Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify such interests outside of permanent equity or partners’ capital.
Recently Issued or Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”), 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014 and believe future sales of our individual operating properties will no longer qualify as discontinued operations upon our adoption of ASU 2014-08.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are still evaluating the impact of implementation of ASU 2014-09 on our financial statements.
In June 2014, the FASB issued ASU 2014-12 Compensation - Stock Compensation (Topic 718). ASU 2014-12 requires that a performance target requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We will adopt ASU 2014-12 effective January 1, 2016 and it is not anticipated to have a material impact on our financial statements.

3. Business Combinations
For the six months ended June 30, 2014, we completed two acquisitions for an aggregate purchase price of $211.5 million, in addition to closing costs attributable to these acquisitions of $4.0 million. As part of the acquisitions we assumed mortgage loans with a fair value of $91.5 million.
Due to the recent timing of the closing of certain acquisitions, we have not yet finalized our purchase price allocation. Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for the 2014 acquisitions are set forth below in the aggregate (in thousands):

2014 Acquisitions	Total
Land	$46,102
Building and improvements	153,186
Below market leasehold interests	98
Above market leases	871
In place leases	15,112
Below market leases	(674)
Above market debt, net	(2,664)
Net assets acquired	212,031
Other	(531)
Aggregate purchase price	$211,500
The weighted average lives of the above acquired intangible assets and liabilities were 11.1 years and 9.4 years, respectively.
The following is a brief description of each of the acquisitions.

•
In June 2014, we completed the acquisition of a portfolio of six medical office buildings located in Boston, Massachusetts; Miami, Florida; and Baltimore, Maryland for an aggregate purchase price of $200.0 million.

•	In June 2014, we completed the acquisition of a medical office building located in Raleigh, North Carolina for $11.5 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisitions were determined to be individually not significant, but material on a collective basis. The allocations for these acquisitions completed during the six months ended June 30, 2013 are set forth below in the aggregate (in thousands):

2013 Acquisitions	Total
Land	$3,772
Building and improvements	72,235
Above market leases	77
In place leases	12,288
Tenant relationships	6,063
Below market leases	(296)
Aggregate purchase price	$94,139
The weighted average lives of the above acquired intangible assets and liabilities were 7.7 years and 8.3 years, respectively.

4. Real Estate Notes Receivable
As of December 31, 2013, we had $20.0 million of real estate notes receivable. In May 2014, $15.0 million of our real estate notes receivable were repaid by the borrower. As of June 30, 2014, we had two promissory notes totaling $5.0 million that have been extended to July 31, 2014. The promissory notes have an interest rate of 10.85% per annum and are secured by medical office buildings. We may extend the notes if they are not repaid by the maturity date. We are advised by the property owner/borrower that the associated medical office buildings are being actively marketed for sale and the notes will be repaid upon sale. We believe the promissory notes have sufficient collateral coverage based on the value of the medical office buildings. The promissory notes continue to accrue interest at the same per annum rates applicable prior to the extensions and, as of June 30, 2014, all interest payments were current.
In addition, real estate notes receivable includes two promissory notes totaling $8.5 million as of June 30, 2014 and December 31, 2013. The promissory notes have an interest rate of 7.0% per annum and are secured by medical office buildings. We are advised by the property owner/borrower that the properties are being actively marketed for sale and the notes will be repaid upon sale. The promissory notes mature on October 1, 2016.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of June 30, 2014, all of our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments. We made no purchases or sales of real estate notes receivable during the six months ended June 30, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands, except weighted average remaining amortization period):

	June 30, 2014		December 31, 2013
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$228,034	8.8	$213,338	8.8	Lease intangibles
Tenant relationships	196,959	10.4	198,519	10.5	Lease intangibles
Above market leases	27,497	6.1	26,799	6.3	Other intangibles, net
Below market leasehold interests	37,537	68.9	37,640	68.9	Other intangibles, net
	490,027		476,296
Accumulated amortization	(175,296)		(151,860)
Total	$314,731	15.9	$324,436	15.9

Liabilities:
Below market leases	$13,854	12.2	$13,989	12.4	Intangible liabilities, net
Above market leasehold interests	3,827	32.7	3,827	33.1	Intangible liabilities, net
	17,681		17,816
Accumulated amortization	(5,995)		(6,019)
Total	$11,686	18.1	$11,797	18.4

The following is a summary of the net intangible amortization for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization recorded against rental income related to above or below market leases	$509	$426	$1,029	$881
Rental expense related to above or below market leasehold interests	98	94	246	189
Amortization expense related to in place leases and tenant relationships	11,699	10,421	24,181	20,015

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accounts and other receivables, net	$21,705	$22,847
Tenant note receivable	3,112	3,173
Deferred financing costs, net	12,671	10,921
Deferred leasing costs, net	15,150	13,500
Lease inducements, net	857	771
Straight-line rent receivables, net	51,844	47,317
Prepaid expenses, deposits, equipment and other, net	6,836	6,683
Derivative financial instruments - interest rate swaps	2,284	5,073
Total	$114,459	$110,285

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amortization of deferred leasing costs, deferred financing costs, and lease inducements for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense related to deferred leasing costs	$815	$593	$1,689	$1,176
Interest expense related to deferred financing costs	629	980	1,595	2,279
Amortization recorded against rental income related to lease inducements	55	50	118	117

7. Debt
Debt consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Unsecured revolving credit facility	$—	$55,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	600,000	300,000
Fixed rate mortgages	437,290	373,751
Variable rate mortgages	29,705	29,925
	1,521,995	1,213,676
Net premium (discount)	(1,550)	565
Total	$1,520,445	$1,214,241
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
HTA’s and HTALP’s $650.0 million unsecured revolving credit facility matures on March 29, 2016 and includes a one-year extension option, subject to certain conditions. The actual amount of credit available is a function of certain loan-to-value and debt service coverage ratios set forth in the credit facility. The maximum principal amount of the credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders added to the unsecured revolving credit facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest equal to adjusted LIBOR plus a margin ranging from 1.10% to 1.75% per annum based on our credit rating. We also pay a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2014, the margin associated with our borrowings was 1.30% per annum and the facility fee was 0.25% per annum.
Unsecured Term Loan
On January 7, 2014, HTA and HTALP executed an amendment to the unsecured credit agreement that decreased the interest rate on the unsecured term loan and extended the maturity date. Borrowings under the $300.0 million unsecured term loan accrue interest equal to adjusted LIBOR plus a margin ranging from 1.05% to 1.95% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2014 was 1.20% per annum. We have interest rate swaps in place that fix the interest rate at 2.30% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2018 and includes a one-year extension option, subject to certain conditions.
$155.0 Million Unsecured Term Loan
On July 20, 2012, HTALP entered into a $155.0 million unsecured term loan that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with the borrowings as of June 30, 2014 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2023
On March 28, 2013, HTALP issued $300.0 million of unsecured senior notes guaranteed by HTA that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act of 1933, as amended, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
$300.0 Million Unsecured Senior Notes due 2021
On June 26, 2014, HTALP issued $300.0 million of unsecured senior notes guaranteed by HTA that mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended, bear interest at 3.375% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.205% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
Fixed and Variable Rate Mortgages
As of June 30, 2014, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.60% to 12.75% per annum and a weighted average interest rate of 5.42% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.63% per annum. During the quarter, we assumed two fixed rate mortgage loans, see Note 3, Business Combinations. Subsequent to June 30, 2014, we repaid mortgage loans with an outstanding principal balance of $56.3 million and a weighted average interest rate of 6.15% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments as of June 30, 2014 (in thousands):

Year	Amount
2014	$4,621
2015	74,592
2016	124,189
2017	102,744
2018	314,880
Thereafter	900,969
Total	$1,521,995
The above scheduled debt maturities do not include the available extensions under the unsecured credit agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios, and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of June 30, 2014, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to our stockholders in the event we are in default, except to the extent necessary for HTA to maintain its REIT status.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of June 30, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(2,396)	Swap	3/29/2017
100,000	LIBOR	0.86	(743)	Swap	6/15/2016
50,000	LIBOR	1.39	474	Swap	7/17/2019
105,000	LIBOR	1.24	1,810	Swap	7/17/2019
27,249	LIBOR	4.98	(2,546)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2013 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(2,078)	Swap	3/29/2017
100,000	LIBOR	0.86	(729)	Swap	6/15/2016
50,000	LIBOR	1.39	1,350	Swap	7/17/2019
105,000	LIBOR	1.24	3,723	Swap	7/17/2019
27,618	LIBOR	4.98	(2,246)	Swap	5/1/2020
As of June 30, 2014 and December 31, 2013, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Receivables and other assets	$2,284	Receivables and other assets	$5,073	Derivative financial instruments	$5,685	Derivative financial instruments	$5,053
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, we had derivatives subject to enforceable master netting arrangements which allow for net cash settlement with the respective counterparties (in thousands):

	June 30, 2014			December 31, 2013
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$2,284	$(2,284)	$—	$5,073	$(2,078)	$2,995
Liability derivatives	5,685	(2,284)	3,401	5,053	(2,078)	2,975
For the three and six months ended June 30, 2014 and 2013, the derivative financial instruments had the following effect on our accompanying condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest rate swaps	Net gain (loss) on change in the fair value of derivative financial instruments	$(2,580)	$8,922	$(3,421)	$10,528

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2014, there have been no termination events or events of default related to our interest rate swaps.

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

10. Stockholders’ Equity and Partners’ Capital
HTALP’s partnership agreement provides that it will distribute cash flows from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Except for certain LTIP units that have not vested, dividend distributions are made such that a holder of one partnership unit will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of HTA’s common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of partnership units.
Common Stock Offerings
On February 28, 2014, HTA amended the at-the-market (“ATM”) offering program of its common stock with an aggregate sales price of up to $300.0 million primarily to add sales agents to the program. During the six months ended June 30, 2014, HTA issued and sold 1,541,715 shares, at an average price of $11.86 per share and, as of June 30, 2014, $281.7 million remained available for issuance under the ATM.
Stock Repurchase Plan
During the six months ended June 30, 2014, HTA did not repurchase any shares of its common stock under the stock repurchase plan, and as of June 30, 2014, $100.0 million of repurchase capacity remained available under the plan.
Common Stock Dividends
See condensed consolidated statements of operations for the dividends declared during the three and six months ended June 30, 2014 and 2013. On July 29, 2014, HTA declared a quarterly cash dividend of $0.145 per share to be paid on October 3, 2014 to stockholders of record of its common stock on September 26, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000. As of June 30, 2014, there were 4,604,700 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock. For the three and six months ended June 30, 2013, we recognized compensation expense related to LTIP awards of $0.0 million and $3.1 million, respectively, which was recorded in listing expenses. The LTIP awards were fully expensed in 2013, except for approximately $4.5 million of unrecognized expense associated with 450,000 units that will only vest in the event of a change in control. We will not recognize any expense associated with these units until such time as the event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2014:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	516,500	$9.43
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2014	516,500	$9.43
Restricted Common Stock
For the three and six months ended June 30, 2014, we recognized compensation expense of $0.9 million and $2.3 million, respectively, which was recorded in general and administrative expenses. For the three months ended June 30, 2013, we recognized compensation expense of $0.3 million, which was recorded in general and administrative expenses. For the six months ended June 30, 2013, we recognized compensation expense of $1.5 million, of which $0.9 million was recorded in general and administrative expenses and $0.6 million in listing expenses.
As of June 30, 2014, there was approximately $5.7 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.1 years.
The following is a summary of the activity in our restricted common stock during 2014:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	641,000	$10.34
Granted	503,200	9.96
Vested	(124,000)	9.89
Forfeited	(6,100)	10.00
Balance as of June 30, 2014	1,014,100	$10.21

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, aggregated by the applicable Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$2,284	$—	$2,284
Liabilities:
Derivative financial instruments	$—	$5,685	$—	$5,685
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, aggregated by the applicable Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$5,073	$—	$5,073
Liabilities:
Derivative financial instruments	$—	$5,053	$—	$5,053
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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The fair value of the real estate notes receivable and tenant note receivable are estimated by discounting expected cash flow on the notes at rates management believes similar loans would currently be made. The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities. The following table sets forth the carrying value and fair value of our real estate notes receivable, tenant note receivable and debt (in thousands):

		June 30, 2014		December 31, 2013
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$13,520	$13,520	$28,520	$28,520
Tenant note receivable	2	3,112	3,049	3,173	3,013
Debt	2	1,520,445	1,542,854	1,214,241	1,237,699

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and six months ended June 30, 2014 and 2013, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA common stock for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$2,883	$14,233	$8,317	$15,617
Net income attributable to noncontrolling interests	(28)	(208)	(170)	(241)
Net income attributable to common stockholders	$2,855	$14,025	$8,147	$15,376
Denominator:
Weighted average number of shares outstanding - basic	238,025	225,610	237,658	221,380
Dilutive shares	2,526	2,170	2,531	1,205
Weighted average number of shares outstanding - diluted	240,551	227,780	240,189	222,585
Earnings per common share - basic
Net income attributable to common stockholders	$0.01	$0.06	$0.03	$0.07
Earnings per common share - diluted
Net income attributable to common stockholders	$0.01	$0.06	$0.03	$0.07

13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$2,883	$14,233	$8,317	$15,617
Net income attributable to noncontrolling interests	(40)	(5)	(78)	(30)
Net income attributable to common unitholders	$2,843	$14,228	$8,239	$15,587
Denominator:
Weighted average number of units outstanding - basic	241,068	228,666	240,706	224,436
Dilutive units	—	—	—	—
Weighted average number of units outstanding - diluted	241,068	228,666	240,706	224,436
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.01	$0.06	$0.03	$0.07
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.01	$0.06	$0.03	$0.07

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Interest paid	$21,688	$18,674
Income taxes paid	738	604

Supplemental Disclosure of Noncash Activities:
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions:
Debt and interest rate swaps	$88,845	$—
Financing Activities:
Dividend distributions declared, but not paid	$34,365	$32,493

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of June 30, 2014 and December 31, 2013, together with results of operations and cash flows for the three and six months ended June 30, 2014 and 2013.
The information set forth below is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A “Risk Factors” in our 2013 Annual Report on form 10-K, which is incorporated by reference herein.

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
Executive Summary
HTA conducts substantially all of its operations through HTALP. HTA is one of the largest publicly-traded REITs focused on medical office buildings in the United States based on GLA. We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, (i) we seek internal growth through proactive asset management, leasing and property management, (ii) target mid-sized acquisitions of high-quality on-campus or aligned medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, and (iii) actively manage our balance sheet to maintain flexibility with low leverage.
We invest primarily in high-quality medical office buildings located in our target markets. As of June 30, 2014, our portfolio consisted primarily of medical office buildings and other healthcare related assets with an aggregate purchase price of $3.2 billion, including 14.6 million square feet of GLA throughout the United States. The leased rate for our portfolio was 91.5% (which includes leases executed but not commenced) and the occupancy rate was 90.9% as of June 30, 2014. Approximately 96% of our portfolio, based on GLA, is located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. As of June 30, 2014, approximately 58% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 27 states, with no state having more than 13% of our total GLA as of June 30, 2014. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Albany, New York; Indianapolis, Indiana; Houston, Texas; Dallas, Texas; Atlanta, Georgia; Miami, Florida; Boston, Massachusetts; Denver, Colorado and Raleigh, North Carolina.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2014, we had net income of $2.9 million, compared to $14.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we had net income of $8.3 million, compared to $15.6 million for the six months ended June 30, 2013. The decrease in net income for both periods is primarily due to the gain on the change in the fair value of our derivative financial instruments in 2013, compared to losses in 2014.

•
For the three months ended June 30, 2014, HTA’s Normalized FFO was $0.18 per diluted share or $43.5 million, an increase of $0.02 per diluted share, or 12.5%, compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, HTALP’s Normalized FFO was $0.18 per diluted unit, or $43.5 million, an increase of $0.02 per diluted unit, or 12.5%, compared to the three months ended June 30, 2013.

For the six months ended June 30, 2014, HTA’s Normalized FFO was $0.36 per diluted share, or $85.9 million, an increase of $0.05 per diluted share, or 16.1%, compared to six months ended June 30, 2013. For the six months ended June 30, 2014, HTALP’s Normalized FFO was $0.36 per diluted unit, or $85.9 million, an increase of $0.05 per diluted unit, or 16.1%, compared to the six months ended June 30, 2013.
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income or loss attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended June 30, 2014, our total revenue increased 15.5%, or $12.0 million, to $89.7 million, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, our total revenue increased 17.1%, or $26.5 million, to $181.0 million, as compared to the six months ended June 30, 2013.

•
For the three months ended June 30, 2014, Net Operating Income (“NOI”) increased 13.8%, or $7.6 million, to $62.6 million, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, NOI increased 15.2%, or $16.4 million, to $124.3 million, as compared to the six months ended June 30, 2013.

•
For the three months ended June 30, 2014, our Same-Property Cash NOI increased 3.1%, or $1.6 million, to $53.8 million, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, our Same-Property Cash NOI increased 3.0%, or $3.0 million, to $103.5 million, as compared to the six months ended June 30, 2013.

With respect to the last two bullets above, for additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measures.
Relationship-Focused Growth Strategy
We have been one of the most active investors in the medical office sector over the last seven years and have developed significant industry relationships with health systems, physician practices, and regional medical office developers and management firms.

•	We completed $211.5 million of investments in medical office buildings to date in 2014, an increase in our portfolio size by approximately 7.1% based on purchase price.

•
All of our 2014 acquisitions to date are either on campus or in close proximity to health system campuses, with 88% of the properties acquired located directly on or adjacent to health system campuses. The leased rate at closing of these acquired properties was approximately 95.5%.

•
Approximately 84% of our 2014 acquisitions by GLA were located in our target markets of Boston, Miami and Raleigh. The remaining property was located in an existing market of Baltimore and allows for an efficient expansion of our in-house asset property management and leasing platform.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of June 30, 2014, our leased rate (which includes leases executed but not commenced) was 91.5% by GLA and our occupancy rate was 90.9% by GLA.

•	During the three and six months ended June 30, 2014, we entered into new or renewal leases on approximately 475,000 and 774,000 square feet of GLA, respectively.

•
Tenant retention for the portfolio was approximately 86% for the quarter and 81% for the year to date, which we believe is indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

•
During the three and six months ended June 30, 2014, we expanded our in-house property management and leasing platform by 529,000 and 1.1 million square feet of GLA, respectively. As of June 30, 2014, our in-house property management and leasing platform operated 13.1 million square feet, or 90% of our GLA.

Financial Strategy and Balance Sheet Flexibility

•
As of June 30, 2014, we had total liquidity of $777.2 million, including cash and cash equivalents of $132.7 million and $644.5 million available on our unsecured revolving credit facility. Our leverage ratio of net debt (debt less cash) to total net capitalization was 32.3%.

•	In June 2014, we issued and sold $300.0 million of 7-year unsecured senior notes at an interest rate of 3.375% per annum.

•	During the quarter, HTA issued and sold approximately $18.3 million of common stock through the equity ATM program, at an average price of $11.86 per share.

•	In May 2014, Standard & Poor’s upgraded HTA’s investment grade credit rating with a stable outlook.

•
In January 2014, we amended our $300.0 million term loan to extend the initial maturity to January 2018, and to decrease the interest rate to LIBOR plus 1.2% based on our current credit rating, a decrease of 35 basis points.

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.
Critical Accounting Policies
The complete list of our Critical Accounting Policies was disclosed in our 2013 Annual Report on Form 10-K. There have been no material changes to our Critical Accounting Policies as disclosed therein.
Recently Issued or Adopted Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies - Recently Issued or Adopted Accounting Pronouncements, to our accompanying condensed consolidated financial statements, for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Item 1A Risk Factors, in our 2013 Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
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
Acquisitions and Dispositions
During the six months ended June 30, 2014, we completed two acquisitions for an aggregate purchase price of $211.5 million. We have not completed any operating property dispositions, but may complete selective dispositions in the future as market conditions warrant and other investment opportunities arise. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2014 and 2013
As of June 30, 2014, we owned and operated approximately 14.6 million square feet of GLA with a 91.5% leased rate (which includes leases executed but not commenced) and a 90.9% occupancy rate. As of June 30, 2013, we owned and operated approximately 12.9 million square feet of GLA with a 91.3% leased rate and a 90.4% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $7.6 million to $62.6 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase was primarily due to the $7.0 million of additional NOI from our 2013 and 2014 acquisitions. NOI increased $16.4 million to $124.3 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase was primarily due to the $14.3 million of additional NOI from our 2013 and 2014 acquisitions.
Same-Property Cash NOI increased $1.6 million to $53.8 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase was primarily the result of rent escalations and an increase in occupancy. Same-Property Cash NOI increased $3.0 million to $103.5 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase was primarily the result of rent escalations and an increase in occupancy.
Rental Income
For the three and six months ended June 30, 2014 and 2013, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual rental income	$86,468	$74,646	$174,086	$148,491
Straight-line rent	2,028	2,093	4,606	4,291
Other operating revenue	450	266	706	464
Total	$88,946	$77,005	$179,398	$153,246
Contractual rental income for the three months ended June 30, 2014 increased $11.8 million, as compared to the three months ended June 30, 2013, primarily due to $10.1 million of additional contractual rental income from our 2013 and 2014 acquisitions and contractual rent increases. For the three months ended June 30, 2014, we entered into new and renewal leases on approximately 475,000 square feet of GLA. The new and renewal leases in our same-property portfolio commenced at an average annual base rent of $21.17 per square foot of GLA compared to $21.80 per square foot of GLA for expiring leases measured on a consistent basis.  Leases that expired in the quarter had rents that were slightly above market rates, on average.  Generally, leasing concessions may vary depending on lease type and term. For the three months ended June 30, 2014, new leases in the same-property portfolio had tenant improvements, leasing commissions and tenant concessions of $19.32, $5.46 and $4.50 per square foot of GLA, respectively, compared to $9.66, $6.80 and $3.95 per square foot of GLA, respectively, for the three months ended June 30, 2013.  Renewal leases in the same-property portfolio had tenant improvements, leasing commissions and tenant concessions of $6.03, $2.81 and $2.06 per square foot of GLA, respectively, for the three months ended June 30, 2014 compared to $4.17, $1.51 and $1.94, respectively, for the three months ended June 30, 2013.
Contractual rental income for the six months ended June 30, 2014 increased $25.6 million, as compared to the six months ended June 30, 2013, primarily due to $21.1 million of additional contractual rental income from the 2013 and 2014 acquisitions, contractual rent increases and the increase in reimbursement as a result of an increase in rental expenses as discussed below. For the six months ended June 30, 2014, we entered into new and renewal leases of approximately 774,000 square feet of GLA. The new and renewal leases in the same-property portfolio commenced at an average annual base rent of $21.21 per square foot of GLA compared to $21.63 per square foot of GLA for expiring leases measured on a consistent basis. Leases that expired in the year had rents that were slightly below market rates, on average. Generally, leasing concessions may vary depending on lease type and term. For the six months ended June 30, 2014, new leases in the same-property portfolio had tenant improvements, leasing commissions and tenant concessions of $18.30, $5.05 and $5.08 per square foot of GLA, respectively, compared to $9.95, $6.41 and $4.38 per square foot of GLA, respectively, for the six months ended June 30, 2013. Renewal leases in the same-property portfolio had tenant improvements, leasing commissions and tenant concessions of $5.45, $2.57 and $1.97 per square foot of GLA, respectively, for the six months ended June 30, 2014 compared to $4.39, $2.34 and $1.65, respectively, for the six months ended June 30, 2013.

Rental Expenses
For the three months ended June 30, 2014 and 2013, rental expenses attributable to our properties were $27.1 million and $22.6 million, respectively. For the six months ended June 30, 2014 and 2013, rental expenses attributable to our properties were $56.7 million and $46.6 million, respectively. The increase in rental expenses is primarily due to the $3.8 million and $8.3 million of additional rental expenses associated with the 2013 and 2014 acquisitions for three and six months ended June 30, 2014, respectively.
General and Administrative Expenses
For the three months ended June 30, 2014 and 2013, general and administrative expenses were $5.9 million and $6.2 million, respectively. For the six months ended June 30, 2014 and 2013, general and administrative expenses were $12.2 million and $12.7 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead, professional fees, among other items.
Acquisition-Related Expenses
For the three months ended June 30, 2014 and 2013, acquisition-related expenses were $4.9 million and $0.7 million, respectively. For the six months ended June 30, 2014 and 2013, acquisition-related expenses were $5.8 million and $1.7 million, respectively. The increase in acquisition-related expenses activity is primarily due to increased acquisition activity during 2014.
Depreciation and Amortization Expense
For the three months ended June 30, 2014 and 2013, depreciation and amortization expense was $33.6 million and $29.6 million, respectively. For the six months ended June 30, 2014 and 2013, depreciation and amortization expense was $68.5 million and $58.1 million, respectively. The increase in depreciation and amortization expense for the three and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily due to the increase in our portfolio.
Listing Expenses
For the six months ended June 30, 2013, listing expenses were $4.4 million. We did not incur any listing expenses subsequent to March 31, 2013.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Total interest expense, which includes the net change in the fair value of derivative financial instruments increased by $11.4 million and $14.4 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increases for both periods were primarily due to the net change in the fair value of derivative financial instruments. During the three months ended June 30, 2014, the fair market value of our derivatives decreased $2.6 million, as compared to a net increase of $8.9 million during the three months ended June 30, 2013. During the six months ended June 30, 2014, the fair market value of our derivatives decreased $3.4 million, as compared to a net increase of $10.5 million during the six months ended June 30, 2013. The decrease was primarily due to an increase in the yield curve, which negatively impacted the fair market value of our longer term derivatives.
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
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO, as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment write-downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.

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
We also compute Normalized FFO, which excludes from FFO (i) acquisition-related expenses, (ii) listing expenses, (iii) net gain or loss on change in fair value of derivative financial instruments, (iv) gain or loss on extinguishment of debt, (v) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA), and (vi) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income from or loss partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares or units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$2,855	$14,025	$8,147	$15,376
Depreciation and amortization expense	33,602	29,583	68,544	58,144
FFO	$36,457	$43,608	$76,691	$73,520
FFO per share - basic	$0.15	$0.19	$0.32	$0.33
FFO per share - diluted	$0.15	$0.19	$0.32	$0.33
Acquisition-related expenses	4,869	658	5,845	1,683
Listing expenses	—	—	—	4,405
Net (gain) loss on change in fair value of derivative financial instruments	2,580	(8,922)	3,421	(10,528)
Gain on extinguishment of debt	(365)	—	(365)	—
Noncontrolling income (loss) from partnership units included in diluted shares	(12)	203	92	211
Other normalizing items	—	152	209	558
Normalized FFO	$43,529	$35,699	$85,893	$69,849
Normalized FFO per share - basic	$0.18	$0.16	$0.36	$0.32
Normalized FFO per share - diluted	$0.18	$0.16	$0.36	$0.31
Weighted average number of common shares outstanding:
Basic	238,025	225,610	237,658	221,380
Diluted	240,551	227,780	240,189	222,585

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common unitholders	$2,843	$14,228	$8,239	$15,587
Depreciation and amortization expense	33,602	29,583	68,544	58,144
FFO	$36,445	$43,811	$76,783	$73,731
FFO per unit - basic	$0.15	$0.19	$0.32	$0.33
FFO per unit - diluted	$0.15	$0.19	$0.32	$0.33
Acquisition-related expenses	4,869	658	5,845	1,683
Listing expenses	—	—	—	4,405
Net (gain) loss on change in fair value of derivative financial instruments	2,580	(8,922)	3,421	(10,528)
Gain on extinguishment of debt	(365)	—	(365)	—
Other normalizing items	—	152	209	558
Normalized FFO	$43,529	$35,699	$85,893	$69,849
Normalized FFO per unit - basic	$0.18	$0.16	$0.36	$0.31
Normalized FFO per unit - diluted	$0.18	$0.16	$0.36	$0.31
Weighted average number of common shares outstanding:
Basic	241,068	228,666	240,706	224,436
Diluted	241,068	228,666	240,706	224,436
NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as (i) net income or loss (computed in accordance with GAAP) before (ii) general and administrative expenses, (iii) acquisition-related expenses, (iv) depreciation and amortization expense, (v) listing expenses, (vi) interest expense and net change in the fair value of derivative financial instruments, (vii) gain or loss on extinguishment of debt and (viii) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
Cash NOI is a non-GAAP financial measure which excludes from NOI (i) straight-line rent adjustments, (ii) amortization of below and above market leases and (iii) lease termination fees. We believe that Cash NOI provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “same-property.” Same-Property Cash NOI excludes properties which have not been owned and operated during the entire span of all periods presented or are expected to be sold in the near term, notes receivable interest income, and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.

The following is the reconciliation of HTA’s and HTLPA’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,883	$14,233	$8,317	$15,617
General and administrative expenses	5,903	6,217	12,202	12,665
Acquisition-related expenses	4,869	658	5,845	1,683
Depreciation and amortization expense	33,602	29,583	68,544	58,144
Listing expenses	—	—	—	4,405
Interest expense and the net change in fair value of derivative financial instruments	15,729	4,314	29,819	15,391
Gain on extinguishment of debt	(365)	—	(365)	—
Other income	(14)	(10)	(40)	(18)
NOI	$62,607	$54,995	$124,322	$107,887
Straight-line rent adjustments, net	(1,553)	(1,631)	(3,653)	(3,369)
Amortization of below and above market leases, net	607	520	1,275	1,070
Lease termination fees	—	(3)	(13)	(32)
Cash NOI	$61,661	$53,881	$121,931	$105,556
Notes receivable interest income	(564)	(546)	(1,345)	(1,092)
Non Same-Property Cash NOI	(7,276)	(1,134)	(17,112)	(3,981)
Same-Property Cash NOI	$53,821	$52,201	$103,474	$100,483
Liquidity and Capital Resources
We are dependent upon our operating cash flows and the net proceeds from debt and equity to conduct our activities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. Our total capacity to purchase real estate and other related assets is a function of (i) our current cash position, (ii) our borrowing capacity on our unsecured revolving credit facility, (iii) from any future indebtedness that we may incur and (iv) any possible future equity offerings. As of June 30, 2014, we had $644.5 million available on our unsecured revolving credit facility which includes the impact of $5.5 million of letters of credit. In February 2014, HTA amended the $300.0 million ATM offering program of its common stock, primarily to add additional sales agents. As of June 30, 2014, $281.7 million was available for issuance under the ATM program. Pursuant to HTALP’s partnership agreement, each time that HTA issues shares of common stock pursuant to an equity offering, HTALP issues to HTA an equal number of partnership units and HTA contributes the proceeds to HTALP. In June 2014, HTALP issued $300.0 million of unsecured senior notes bearing interest at 3.375% per annum, payable semi-annually, which were offered at 99.205% of the principal amount thereof.
Our principal demands for funds continues to be for (i) acquisitions of medical office buildings and other facilities that serve the healthcare industry, (ii) the payment of operating expenses, (iii) debt service payments and (iv) paying dividends to our stockholders.
Generally, cash needs for items other than acquisitions of medical office buildings and other facilities that serve the healthcare industry continue to be met from our operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, including our requirements to meet our debt maturities coming due during the year ending December 31, 2014.
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

Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of dividends or the timing of the collections of receivables, we may seek to obtain capital to pay dividends by means of secured or unsecured debt financing through one or more third parties, or through net offering proceeds. We may also pay dividends from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
As of June 30, 2014, we estimate that our expenditures for capital improvements for the remainder of 2014 will range from approximately $10.0 million to $15.0 million depending on leasing activity. As of June 30, 2014, we had $9.4 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all. As of June 30, 2014, we had $4.6 million of debt maturing during the remainder of 2014. We will use cash flows from operations, cash on hand, our unsecured revolving credit facility and any possible future debt or equity offerings to fund these debt maturities. As of June 30, 2014, we had cash and cash equivalents of $132.7 million and $644.5 million available on our unsecured revolving credit facility. Additionally, as of June 30, 2014, we had unencumbered properties with a gross book value of approximately $2.4 billion that may be used as collateral to secure additional financings in future periods or as additional collateral to facilitate the refinancing of current debt as it becomes due.
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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Cash and cash equivalents - beginning of period	$18,081	$15,956	$2,125
Net cash provided by operating activities	73,212	71,818	1,394
Net cash used in investing activities	(119,686)	(100,894)	(18,792)
Net cash provided by financing activities	161,112	133,991	27,121
Cash and cash equivalents - end of period	$132,719	$120,871	$11,848
Net cash provided by operating activities increased in 2014 primarily due to $515.2 million of completed acquisitions since June 30, 2013 partially offset by increased acquisition costs in 2014. We anticipate that cash flows from operating activities to increase as a result of contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the six months ended June 30, 2014, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $123.2 million and capital expenditures of $10.3 million, partially offset by $15.0 million from the collection of a note receivable. For the six months ended June 30, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties and other assets of $94.1 million and capital expenditures of $6.1 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the six months ended June 30, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million, partially offset by dividends to holders of our common stock of $68.2 million, payments on our mortgage loans of $27.2 million and net payments on our unsecured revolving credit facility of $55.0 million. For the six months ended June 30, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and the net proceeds of shares of common stock issued through our prior ATM program of $125.6 million, partially offset by payments on our mortgage loans of $148.7 million, net payments on our unsecured revolving credit facility of $72.0 million and dividends to holders of our common stock of $63.1 million.

Dividends
The amount of dividends HTA pays to its stockholders is determined by its Board of Directors, in its sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements, and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. HTA has paid dividends monthly or quarterly since February 2007 and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. HTA’s organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend HTA pays to its stockholders is equal to the distributions received from HTALP in accordance with the terms of HTALP’s partnership agreement. In July 2014, HTA’s Board of Directors determined that it was in the best interest of its stockholders to increase the quarterly dividends to an annualized rate of $0.58 per share. It is HTA’s intention to continue to pay dividends. However, HTA’s Board of Directors may reduce our dividend rate and HTA cannot guarantee the timing and amount of dividends that it may pay in the future, if any.
For the six months ended June 30, 2014, HTA paid cash dividends of $68.2 million. In July 2014, HTA paid cash dividends of $34.3 million for the quarter ending June 30, 2014. On July 29, 2014, HTA’s Board of Directors authorized a quarterly cash dividend of $0.145 per share to be paid on October 3, 2014 to stockholders of record on September 26, 2014.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of June 30, 2014, our leverage ratio of net debt (debt less cash) to total net capitalization was 32.3%.
As of June 30, 2014, we had debt outstanding of $1.5 billion and the weighted average interest rate, inclusive of the impact of our interest rate swaps, was 3.88% per annum. The following is a summary of our unsecured and secured debt. See Note 7, Debt, to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2014, $644.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in March 2016 and includes a one-year extension, subject to certain conditions.
Unsecured Term Loans
As of June 30, 2014, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in January 2018 and $155.0 million matures in July 2019. Our $300.0 million term loan includes a one-year extension, subject to certain conditions.
Unsecured Senior Notes
In June 2014, we issued $300.0 million of unsecured senior notes that mature in July 2021. The $300.0 million of unsecured senior notes bear interest at 3.375% per annum, payable semi-annually, and were offered at 99.205% of the principal amount thereof. In addition, we have $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the six months ended June 30, 2014, we made payments of $27.2 million on our mortgage loans and we have $4.6 million of principal payments due during the remainder of 2014. During the six months ended June 30, 2014, we assumed mortgage loans with a fair value of $91.5 million as part of our acquisitions.
Commitments and Contingencies
See Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2014, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we will not be able to meet.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2014, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2013 Annual Report on Form 10-K. The table below presents, as of June 30, 2014, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$4,334	$74,046	$123,600	$102,110	$14,196	$719,004	$1,037,290
Weighted average interest rate on fixed rate debt (per annum)	4.68%	5.26%	5.69%	5.78%	5.39%	4.15%	4.44%
Variable rate debt	$287	$546	$589	$634	$300,684	$181,965	$484,705
Weighted average interest rate on variable rate debt based on forward rates in effect as of June 30, 2014 (per annum)	1.61%	2.20%	3.13%	3.90%	4.04%	4.74%	2.68%
Our total debt was $1.5 billion as of June 30, 2014. We had fixed and variable rate debt with interest rates ranging from 1.35% to 12.75% per annum and a weighted average interest rate of 3.51% per annum as of June 30, 2014, excluding the impact of interest rate swaps. We had $1.0 billion (excluding net premium/discount) of fixed rate debt, or 68% of total debt, at a weighted average interest rate of 4.44% per annum, and $484.7 million (excluding net premium/discount) of variable rate debt, or 32% of total debt, at a weighted average interest rate of 1.52% per annum as of June 30, 2014, excluding the impact of interest rate swaps.
As of June 30, 2014, the fair value of our fixed rate debt was $1,058.3 million and the fair value of our variable rate debt was $484.6 million based upon prevailing market rates as of June 30, 2014.
As of June 30, 2014, we had interest rate swaps outstanding that effectively fix $482.2 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate debt is 2.68% per annum.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures
Healthcare Trust of America, Inc.
HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to HTA’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2014, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.

Healthcare Trust of America Holdings, LP
HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2014, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2014, we made no repurchase of shares of HTA’s common stock. On August 6, 2012, HTA’s Board of Directors approved a stock repurchase program of up to $100.0 million of its common stock from time to time prior to August 5, 2014. There have been no repurchases under the program and $100.0 million of repurchase capacity remains available under the program. Share repurchases will be made at the sole discretion of HTA’s Board of Directors.

Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, and incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	July 30, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer
	Kellie S. Pruitt	(Principal Financial Officer and Principal Accounting Officer)
Date:	July 30, 2014

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	July 30, 2014

By:	/s/ Kellie S. Pruitt	Chief Financial Officer
	Kellie S. Pruitt	(Principal Financial Officer and Principal Accounting Officer)
Date:	July 30, 2014

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1
Underwriting Agreement, dated June 23, 2014, among Healthcare Trust of America, LP, Healthcare Trust of America, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Jefferies LLC as representatives of the several underwriters named therein (included as Exhibit 1.1 to our Current Report on Form 8-K filed on June 26, 2014 and incorporated herein by reference).

4.1
Indenture, dated as of June 26, 2014, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Senior Notes due 2021 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on June 26, 2014 and incorporated herein by reference).

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