Form 10-Q
period 2014-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2014-10-29
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 27, 2014, there were 238,946,821 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2014 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2014, HTA owned a 99.0% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units, HTALP generates the capital required for the business through its operations, and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units.
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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 8 - Debt, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, and Note 14 - Per Unit Data of HTALP;

•	the Funds From Operations (“FFO”) and Normalized FFO in Part I, Item 2 of this Quarterly Report;

•	the controls and procedures in Part I, Item 4 of this Quarterly Report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Quarterly Report.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$272,922	$203,001
Building and improvements	2,554,006	2,358,071
Lease intangibles	413,403	411,857
	3,240,331	2,972,929
Accumulated depreciation and amortization	(518,647)	(445,938)
Real estate investments, net (see Note 2)	2,721,684	2,526,991
Assets held for sale, net	22,930	—
Real estate notes receivable	8,520	28,520
Cash and cash equivalents	18,415	18,081
Restricted cash and escrow deposits	31,329	18,114
Receivables and other assets, net	141,561	110,285
Other intangibles, net	42,362	50,343
Total assets	$2,986,801	$2,752,334
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,497,136	$1,214,241
Accounts payable and accrued liabilities	98,163	82,893
Derivative financial instruments - interest rate swaps	4,127	5,053
Security deposits, prepaid rent and other liabilities	31,935	35,339
Intangible liabilities, net	11,520	11,797
Total liabilities	1,642,881	1,349,323
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	3,258	3,262
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 238,944,761 and 236,880,614 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2,389	2,369
Additional paid-in capital	2,147,688	2,126,897
Cumulative dividends in excess of earnings	(820,978)	(742,060)
Total stockholders’ equity	1,329,099	1,387,206
Noncontrolling interest	11,563	12,543
Total equity	1,340,662	1,399,749
Total liabilities and equity	$2,986,801	$2,752,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$95,277	$82,349	$274,675	$235,595
Interest income from real estate notes receivable	257	635	1,834	1,874
Total revenues	95,534	82,984	276,509	237,469
Expenses:
Rental	28,526	25,837	85,179	72,435
General and administrative	5,935	5,980	18,137	18,645
Acquisition-related	2,802	1,403	8,647	3,086
Depreciation and amortization	35,802	29,581	104,346	87,725
Listing	—	—	—	4,405
Total expenses	73,065	62,801	216,309	186,296
Income before other income (expense)	22,469	20,183	60,200	51,173
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(1,433)	(1,087)	(4,148)	(3,448)
Net gain (loss) on change in the fair value of derivative financial instruments	2,564	(1,955)	(857)	8,573
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	1,131	(3,042)	(5,005)	5,125
Interest related to debt	(14,119)	(12,146)	(37,802)	(35,704)
Gain on sales of real estate	11,766	—	11,766	—
Loss on extinguishment of debt, net	(5,028)	—	(4,663)	—
Other income	1	10	41	28
Net income	$16,220	$5,005	$24,537	$20,622
Net income attributable to noncontrolling interests (1)	(188)	(182)	(358)	(423)
Net income attributable to common stockholders	$16,032	$4,823	$24,179	$20,199
Earnings per common share - basic
Net income attributable to common stockholders	$0.07	$0.02	$0.10	$0.09
Earnings per common share - diluted
Net income attributable to common stockholders	$0.07	$0.02	$0.10	$0.09
Weighted average number of common shares outstanding:
Basic	238,968	232,514	238,099	225,132
Diluted	241,432	235,023	240,608	226,771
Dividends declared per common share	$0.15	$0.14	$0.43	$0.43

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Issued		Par Value	Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A	Class B
Balance as of December 31, 2012	100,086	114,566	$2,147	$1,885,836	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	20,707	—	207	228,099	—	228,306	—	228,306
Share-based award transactions, net	427	(15)	4	1,948	—	1,952	3,177	5,129
Repurchase and cancellation of common stock	(28)	—	—	(287)	—	(287)	—	(287)
Conversion	57,283	(57,283)	—	—	—	—	—	—
Dividends	—	—	—	—	(98,630)	(98,630)	(954)	(99,584)
Net income	—	—	—	—	20,199	20,199	353	20,552
Balance as of September 30, 2013	178,475	57,268	$2,358	$2,115,596	$(712,148)	$1,405,806	$12,905	$1,418,711

Balance as of December 31, 2013	236,880	—	$2,369	$2,126,897	$(742,060)	$1,387,206	$12,543	$1,399,749
Issuance of common stock	1,542	—	16	17,726	—	17,742	—	17,742
Share-based award transactions, net	508	—	5	3,274	—	3,279	—	3,279
Repurchase and cancellation of common stock	(58)	—	(1)	(571)	—	(572)	—	(572)
Redemption of noncontrolling interest	73	—	—	362	—	362	(362)	—
Dividends	—	—	—	—	(103,097)	(103,097)	(854)	(103,951)
Net income	—	—	—	—	24,179	24,179	236	24,415
Balance as of September 30, 2014	238,945	—	$2,389	$2,147,688	$(820,978)	$1,329,099	$11,563	$1,340,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,537	$20,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	101,168	86,654
Share-based compensation expense	3,279	5,129
Bad debt expense	485	107
Gain on sales of real estate	(11,766)	—
Loss on extinguishment of debt, net	4,663	—
Change in fair value of derivative financial instruments	857	(8,573)
Changes in operating assets and liabilities:
Receivables and other assets, net	(4,443)	(13,569)
Accounts payable and accrued liabilities	13,212	21,928
Security deposits, prepaid rent and other liabilities	(2,442)	6,377
Net cash provided by operating activities	129,550	118,675
Cash flows from investing activities:
Acquisition of real estate operating properties	(229,644)	(223,839)
Proceeds from sales of real estate	40,148	—
Capital expenditures	(24,167)	(16,486)
Collection of real estate notes receivable	20,000	—
Issuance of real estate notes receivable	—	(8,520)
Restricted cash, escrow deposits and other assets	(29,318)	(2,446)
Net cash used in investing activities	(222,981)	(251,291)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,615	297,558
Borrowings on unsecured revolving credit facility	213,000	103,000
Payments on unsecured revolving credit facility	(233,000)	(175,000)
Payments on secured real estate term loan and mortgage loans	(90,389)	(155,302)
Deferred financing costs	(6,093)	(3,471)
Derivative financial instrument termination payments	—	(1,195)
Security deposits	(1,245)	967
Proceeds from issuance of common stock, net	18,016	229,498
Repurchase and cancellation of common stock	(572)	(287)
Dividends	(102,506)	(95,597)
Payment on earnout liability	—	(92)
Distributions to noncontrolling interest of limited partners	(1,061)	(1,238)
Net cash provided by financing activities	93,765	198,841
Net change in cash and cash equivalents	334	66,225
Cash and cash equivalents - beginning of period	18,081	15,956
Cash and cash equivalents - end of period	$18,415	$82,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$272,922	$203,001
Building and improvements	2,554,006	2,358,071
Lease intangibles	413,403	411,857
	3,240,331	2,972,929
Accumulated depreciation and amortization	(518,647)	(445,938)
Real estate investments, net (see Note 2)	2,721,684	2,526,991
Assets held for sale, net	22,930	—
Real estate notes receivable	8,520	28,520
Cash and cash equivalents	18,415	18,081
Restricted cash and escrow deposits	31,329	18,114
Receivables and other assets, net	141,561	110,285
Other intangibles, net	42,362	50,343
Total assets	$2,986,801	$2,752,334
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,497,136	$1,214,241
Accounts payable and accrued liabilities	98,163	82,893
Derivative financial instruments - interest rate swaps	4,127	5,053
Security deposits, prepaid rent and other liabilities	31,935	35,339
Intangible liabilities, net	11,520	11,797
Total liabilities	1,642,881	1,349,323
Commitments and contingencies
Redeemable noncontrolling interest of limited partners	1,765	1,717
Partners’ Capital:
Limited partners’ capital, 2,973,998 and 3,052,918 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	12,786	13,818
General partners’ capital, 238,944,761 and 236,880,614 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,329,369	1,387,476
Total partners’ capital	1,342,155	1,401,294
Total liabilities and partners’ capital	$2,986,801	$2,752,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$95,277	$82,349	$274,675	$235,595
Interest income from real estate notes receivable	257	635	1,834	1,874
Total revenues	95,534	82,984	276,509	237,469
Expenses:
Rental	28,526	25,837	85,179	72,435
General and administrative	5,935	5,980	18,137	18,645
Acquisition-related	2,802	1,403	8,647	3,086
Depreciation and amortization	35,802	29,581	104,346	87,725
Listing	—	—	—	4,405
Total expenses	73,065	62,801	216,309	186,296
Income before other income (expense)	22,469	20,183	60,200	51,173
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(1,433)	(1,087)	(4,148)	(3,448)
Net gain (loss) on change in the fair value of derivative financial instruments	2,564	(1,955)	(857)	8,573
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	1,131	(3,042)	(5,005)	5,125
Interest related to debt	(14,119)	(12,146)	(37,802)	(35,704)
Gain on sales of real estate	11,766	—	11,766	—
Loss on extinguishment of debt, net	(5,028)	—	(4,663)	—
Other income	1	10	41	28
Net income	$16,220	$5,005	$24,537	$20,622
Net income attributable to noncontrolling interests (1)	(28)	(9)	(106)	(39)
Net income attributable to common unitholders	$16,192	$4,996	$24,431	$20,583
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.07	$0.02	$0.10	$0.09
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.07	$0.02	$0.10	$0.09
Weighted average number of common units outstanding:
Basic	241,948	235,570	241,124	228,188
Diluted	241,948	235,570	241,124	228,188
Distributions declared per common unit	$0.15	$0.14	$0.43	$0.43

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2012	214,652	$1,254,536	3,056	$11,663	$1,266,199
Issuance of general partner units	20,707	228,306	—	—	228,306
Share-based award transactions, net	412	1,952	(2)	3,177	5,129
Redemptions of general partner units	(28)	(287)	—	—	(287)
Distributions	—	(98,630)	—	(1,021)	(99,651)
Net income attributable to common unitholders	—	20,199	—	384	20,583
Balance as of September 30, 2013	235,743	$1,406,076	3,054	$14,203	$1,420,279

Balance as of December 31, 2013	236,880	$1,387,476	3,053	$13,818	$1,401,294
Issuance of general partner units	1,542	17,742	—	—	17,742
Share-based award transactions, net	508	3,279	(6)	—	3,279
Redemptions of general partner units	(58)	(572)	—	—	(572)
Redemption of limited partner units	73	362	(73)	(362)	—
Distributions	—	(103,097)	—	(922)	(104,019)
Net income attributable to common unitholders	—	24,179	—	252	24,431
Balance as of September 30, 2014	238,945	$1,329,369	2,974	$12,786	$1,342,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,537	$20,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	101,168	86,654
Share-based compensation expense	3,279	5,129
Bad debt expense	485	107
Gain on sales of real estate	(11,766)	—
Loss on extinguishment of debt, net	4,663	—
Change in fair value of derivative financial instruments	857	(8,573)
Changes in operating assets and liabilities:
Receivables and other assets, net	(4,443)	(13,569)
Accounts payable and accrued liabilities	13,212	21,928
Security deposits, prepaid rent and other liabilities	(2,442)	6,377
Net cash provided by operating activities	129,550	118,675
Cash flows from investing activities:
Acquisition of real estate operating properties	(229,644)	(223,839)
Proceeds from sales of real estate	40,148	—
Capital expenditures	(24,167)	(16,486)
Collection of real estate notes receivable	20,000	—
Issuance of real estate notes receivable	—	(8,520)
Restricted cash, escrow deposits and other assets	(29,318)	(2,446)
Net cash used in investing activities	(222,981)	(251,291)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,615	297,558
Borrowings on unsecured revolving credit facility	213,000	103,000
Payments on unsecured revolving credit facility	(233,000)	(175,000)
Payments on secured real estate term loan and mortgage loans	(90,389)	(155,302)
Deferred financing costs	(6,093)	(3,471)
Derivative financial instrument termination payments	—	(1,195)
Security deposits	(1,245)	967
Proceeds from issuance of general partner units, net	18,016	229,498
Repurchase and cancellation of general partner units	(572)	(287)
Distributions to general partner	(102,506)	(95,597)
Payment on earnout liability	—	(92)
Distributions to limited partners and redeemable noncontrolling interests	(1,061)	(1,238)
Net cash provided by financing activities	93,765	198,841
Net change in cash and cash equivalents	334	66,225
Cash and cash equivalents - beginning of period	18,081	15,956
Cash and cash equivalents - end of period	$18,415	$82,181
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

1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of September 30, 2014, HTA owned a 99.0% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
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
We invest primarily in high-quality medical office buildings in our target markets, and have acquired high-quality medical office buildings and other facilities that serve the healthcare industry with an aggregate purchase price of approximately $3.3 billion through September 30, 2014.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities (“VIEs”). All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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
Variable Interest Entities
As of September 30, 2014, our condensed consolidated financial statements include four VIEs, which we were deemed to be the primary beneficiary. All of the VIEs were established during the third quarter of 2014 to facilitate potential Section 1031 Exchanges. The impact of consolidating the VIEs increased our total real estate assets by $72.2 million, but had no impact on our total assets.
Real Estate Investments
Depreciation expense of buildings and improvements for the three months ended September 30, 2014 and 2013 was $22.6 million and $18.9 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2014 and 2013 was $65.0 million and $55.6 million, respectively.
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
Recently Issued or Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014 and believe future sales of our individual operating properties will no longer qualify as discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are still evaluating the impact of adopting ASU 2014-09 on our financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718). ASU 2014-12 requires that a performance target requisite service period be treated as a performance condition and, as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We will adopt ASU 2014-12 effective January 1, 2016 and it is not anticipated to have a material impact on our financial statements.

3. Business Combinations
For the nine months ended September 30, 2014, we had five acquisitions for an aggregate purchase price of $317.6 million. We incurred $5.6 million of costs attributable to these acquisitions. As part of the acquisitions, we assumed mortgage loans with an aggregate fair value of $91.5 million.
Since the acquisitions were determined to be individually not significant, but material on a collective basis, the allocations for the 2014 acquisitions are set forth below in the aggregate (in thousands):

2014 Acquisitions	Total
Land	$70,609
Building and improvements	227,458
Below market leasehold interests	98
Above market leases	1,708
In place leases	22,233
Below market leases	(953)
Above market debt, net	(2,664)
Net assets acquired	318,489
Other, net	(939)
Aggregate purchase price	$317,550
The weighted average lives of the above acquired intangible assets and liabilities were 9.1 years and 8.5 years, respectively.
The following is a brief description of each of the acquisitions.

•	In June 2014, we acquired a portfolio of medical office buildings located in Boston, Massachusetts; Miami, Florida; and Baltimore, Maryland, for an aggregate purchase price of $200.0 million.

•	In June 2014, we acquired a medical office building located in Raleigh, North Carolina for $11.5 million.

•	In August 2014, we acquired a portfolio of medical office buildings located in White Plains, New York for $64.0 million.

•	In August 2014, we acquired a medical office building located in Charleston, South Carolina for $24.8 million.

•	In September 2014, we acquired a medical office building located in Clearwater, Florida for $17.3 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisitions completed during the nine months ended September 30, 2013 were determined to be individually not significant, but material on a collective basis. The allocations for these acquisitions are set forth below in the aggregate (in thousands):

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

4. Dispositions and Assets Held for Sale
During the three months ended September 30, 2014, we had two dispositions of portfolios of medical office buildings for an aggregate gross sales price of $42.0 million resulting in a gain of $11.8 million.  In addition, we entered into a purchase and sale agreement as the seller and received a non-refundable deposit from the purchaser for the sale of an additional portfolio of medical office buildings for gross proceeds of $40.9 million.  This portfolio, which includes $18.9 million of real estate investments and $3.1 million of other intangibles, was reclassified to assets held for sale during the third quarter of 2014.  Our sale of these medical office buildings closed in October 2014 resulting in a gain of approximately $16 million.
During 2013, we had one property within our portfolio that met the criteria for classification as held for sale. Accordingly, we presented the assets and liabilities separately and included the results of operations within discontinued operations for all periods presented. Additionally, we ceased recording depreciation and amortization following the held for sale designation. During the quarter ended March 31, 2014, we determined that it was appropriate to reclassify the property out of held for sale in our condensed consolidated balance sheets and to include the results of operations within the results of operations of our operating properties in our condensed consolidated statements of operations for all periods presented as the property no longer met the criteria for classification as held for sale. We measured the property to be reclassified at the lower of its carrying value before it was classified as held for sale (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. As such, during the quarter ended March 31, 2014, we recorded $0.8 million of depreciation and amortization expense which represents the depreciation and amortization on the property that was not recorded when it was classified as held for sale.

5. Real Estate Notes Receivable
As of December 31, 2013, we had $28.5 million in real estate notes receivable secured by medical office buildings. During the nine months ended September 30, 2014, $20.0 million of our real estate notes receivable were repaid by the borrower. As of September 30, 2014, we had two promissory notes outstanding totaling an aggregate amount of $8.5 million. Each of the promissory notes has an interest rate of 7.0% per annum and mature on October 1, 2016. We are advised by the property owner/borrower that the properties are being actively marketed for sale and the outstanding notes will be repaid upon sale.
We monitor the credit quality of our real estate notes receivable on an ongoing basis by tracking possible credit quality indicators. As of September 30, 2014, our real estate notes receivable are current and we have not provided for any allowance for losses or recorded any impairments. We made no purchases or sales of real estate notes receivable during the nine months ended September 30, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands, except weighted average remaining amortization period):

	September 30, 2014		December 31, 2013
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$225,023	8.6	$213,338	8.8	Lease intangibles
Tenant relationships	188,380	10.4	198,519	10.5	Lease intangibles
Above market leases	26,566	5.8	26,799	6.3	Other intangibles, net
Below market leasehold interests	31,393	67.7	37,640	68.9	Other intangibles, net
	471,362		476,296
Accumulated amortization	(172,708)		(151,860)
Total	$298,654	15.4	$324,436	15.9

Liabilities:
Below market leases	$13,999	12.1	$13,989	12.4	Intangible liabilities, net
Above market leasehold interests	3,827	32.4	3,827	33.1	Intangible liabilities, net
	17,826		17,816
Accumulated amortization	(6,306)		(6,019)
Total	$11,520	18.1	$11,797	18.4

The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization recorded against rental income related to above or below market leases	$505	$417	$1,534	$1,298
Rental expense related to above or below market leasehold interests	112	89	358	278
Amortization expense related to in place leases and tenant relationships	12,066	9,955	36,247	29,970

7. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accounts and other receivables, net	$23,749	$22,847
Tenant note receivable	3,080	3,173
Deferred financing costs, net	12,418	10,921
Deferred leasing costs, net	16,616	13,500
Lease inducements, net	807	771
Straight-line rent receivables, net	54,057	47,317
Prepaid expenses, deposits, equipment and other, net	27,544	6,683
Derivative financial instruments - interest rate swaps	3,290	5,073
Total	$141,561	$110,285

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amortization of deferred leasing costs, deferred financing costs, and lease inducements for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense related to deferred leasing costs	$957	$686	$2,646	$1,862
Interest expense related to deferred financing costs	724	805	2,319	3,084
Amortization recorded against rental income related to lease inducements	50	56	168	173

8. Debt
Debt consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Unsecured revolving credit facility	$35,000	$55,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	600,000	300,000
Fixed rate mortgages	379,196	373,751
Variable rate mortgages	29,590	29,925
	1,498,786	1,213,676
Net premium (discount)	(1,650)	565
Total	$1,497,136	$1,214,241
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
HTA’s and HTALP’s $650.0 million unsecured revolving credit facility matures on March 29, 2016 and includes a one-year extension, at the option of the borrower, subject to certain conditions. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the credit facility. The maximum principal amount of the credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility.
Borrowings under the $650.0 million unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 1.10% to 1.75% per annum based on our credit rating. We also pay a facility fee ranging from 0.20% to 0.50% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2014, the margin associated with our borrowings was 1.30% per annum and the facility fee was 0.25% per annum.
Unsecured Term Loan
On January 7, 2014, HTA and HTALP executed an amendment to the unsecured credit agreement that decreased the interest rate on the unsecured term loan and extended the maturity date. Borrowings under the $300.0 million unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 1.05% to 1.95% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2014 was 1.20% per annum. We have interest rate swaps in place that fix the interest rate at 2.30% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2018 and includes a one-year extension, at the option of the borrower, subject to certain conditions.
$155.0 Million Unsecured Term Loan
On July 20, 2012, HTALP entered into a $155.0 million unsecured term loan that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2014 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2023
On March 28, 2013, HTALP issued $300.0 million of unsecured senior notes guaranteed by HTA that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
$300.0 Million Unsecured Senior Notes due 2021
On June 26, 2014, HTALP issued $300.0 million of unsecured senior notes guaranteed by HTA that mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act, bear interest at 3.375% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.205% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
Fixed and Variable Rate Mortgages
As of September 30, 2014, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.60% to 12.75% per annum and a weighted average interest rate of 5.31% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.56% per annum. During 2014, we assumed certain fixed rate mortgage loans, see Note 3.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments as of September 30, 2014 (in thousands):

Year	Amount
2014	$2,105
2015	73,454
2016	104,625
2017	102,744
2018	314,881
Thereafter	900,977
Total	$1,498,786
The above scheduled debt maturities do not include the extensions available to us under the unsecured credit agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios, and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2014, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of September 30, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(1,404)	Swap	3/29/2017
100,000	LIBOR	0.86	(465)	Swap	6/15/2016
50,000	LIBOR	1.39	812	Swap	7/17/2019
105,000	LIBOR	1.24	2,478	Swap	7/17/2019
27,062	LIBOR	4.98	(2,258)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2013 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$200,000	LIBOR	1.23%	$(2,078)	Swap	3/29/2017
100,000	LIBOR	0.86	(729)	Swap	6/15/2016
50,000	LIBOR	1.39	1,350	Swap	7/17/2019
105,000	LIBOR	1.24	3,723	Swap	7/17/2019
27,618	LIBOR	4.98	(2,246)	Swap	5/1/2020
As of September 30, 2014 and December 31, 2013, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swaps	Receivables and other assets	$3,290	$5,073	Derivative financial instruments	$4,127	$5,053
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	September 30, 2014			December 31, 2013
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$3,290	$(1,404)	$1,886	$5,073	$(2,078)	$2,995
Liability derivatives	4,127	(1,404)	2,723	5,053	(2,078)	2,975
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2014, there have been no termination events or events of default related to our interest rate swaps.

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
Common Stock Offerings
On February 28, 2014, HTA amended the at-the-market (“ATM”) offering program of its common stock with an aggregate sales price of up to $300.0 million primarily to add sales agents to the program. During the nine months ended September 30, 2014, HTA issued and sold 1,541,715 shares of common stock, at an average price of $11.86 per share and, as of September 30, 2014, $281.7 million remained available for issuance under the ATM.
Common Stock Dividends
See condensed consolidated statements of operations for the dividends declared during the three and nine months ended September 30, 2014 and 2013. On October 28, 2014, HTA declared a quarterly cash dividend of $0.145 per share to be paid on January 6, 2015 to stockholders of record of its common stock on December 29, 2014.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000. As of September 30, 2014, there were 4,594,200 awards available for grant under the Plan.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock. For the three and nine months ended September 30, 2013, we recognized compensation expense related to LTIP awards of $0.0 million and $3.1 million, respectively, which was recorded in listing expenses. The LTIP awards were fully expensed in 2013, except for approximately $4.5 million of expense associated with 450,000 units that will only vest in the event of a change in control. We will not recognize any expense associated with these units until such time as a change in control event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2014:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	516,500	$9.43
Granted	—	—
Vested	—	—
Forfeited	(6,020)	5.62
Balance as of September 30, 2014	510,480	$9.47
Restricted Common Stock
For the three and nine months ended September 30, 2014, we recognized compensation expense of $1.0 million and $3.3 million, respectively, which was recorded in general and administrative expenses. For the three months ended September 30, 2013, we recognized compensation expense of $0.5 million, which was recorded in general and administrative expenses. For the nine months ended September 30, 2013, we recognized compensation expense of $2.0 million, of which $1.4 million was recorded in general and administrative expenses and $0.6 million was recorded in listing expenses.
As of September 30, 2014, there was approximately $5.2 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.0 years.
The following is a summary of the activity in our restricted common stock during 2014:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	641,000	$10.34
Granted	563,200	10.21
Vested	(148,000)	10.07
Forfeited	(55,600)	9.96
Balance as of September 30, 2014	1,000,600	$10.46

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, aggregated by the applicable Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$3,290	$—	$3,290
Liabilities:
Derivative financial instruments	$—	$4,127	$—	$4,127

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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The fair value of the real estate notes receivable and tenant note receivable are estimated by discounting the expected cash flow on the notes at current rates for loans with similar maturities. The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities. The following table sets forth the carrying value and fair value of our real estate notes receivable, tenant note receivable and debt (in thousands):

		September 30, 2014		December 31, 2013
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$8,520	$8,520	$28,520	$28,520
Tenant note receivable	2	3,080	3,028	3,173	3,013
Debt	2	1,497,136	1,509,761	1,214,241	1,237,699

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and nine months ended September 30, 2014 and 2013, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA common stock for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$16,220	$5,005	$24,537	$20,622
Net income attributable to noncontrolling interests	(188)	(182)	(358)	(423)
Net income attributable to common stockholders	$16,032	$4,823	$24,179	$20,199
Denominator:
Weighted average number of shares outstanding - basic	238,968	232,514	238,099	225,132
Dilutive shares	2,464	2,509	2,509	1,639
Weighted average number of shares outstanding - diluted	241,432	235,023	240,608	226,771
Earnings per common share - basic
Net income attributable to common stockholders	$0.07	$0.02	$0.10	$0.09
Earnings per common share - diluted
Net income attributable to common stockholders	$0.07	$0.02	$0.10	$0.09

14. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$16,220	$5,005	$24,537	$20,622
Net income attributable to noncontrolling interests	(28)	(9)	(106)	(39)
Net income attributable to common unitholders	$16,192	$4,996	$24,431	$20,583
Denominator:
Weighted average number of units outstanding - basic	241,948	235,570	241,124	228,188
Dilutive units	—	—	—	—
Weighted average number of units outstanding - diluted	241,948	235,570	241,124	228,188
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.07	$0.02	$0.10	$0.09
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.07	$0.02	$0.10	$0.09

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest paid	$29,758	$27,743
Income taxes paid	757	904

Supplemental Disclosure of Noncash Activities:
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions:
Debt and interest rate swaps	$88,845	$17,982
Financing Activities:
Dividend distributions declared, but not paid	$34,652	$34,238

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of September 30, 2014 and December 31, 2013, together with results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013.
The information set forth below is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations.

•	Forward-Looking Statements;

•	Executive Summary;

•	Company Highlights;

•	Interim Unaudited Financial Data;

•	Critical Accounting Policies;

•	Recently Issued or Adopted Accounting Pronouncements;

•	Factors Which May Influence Results of Operations;

•	Results of Operations;

•	Non-GAAP Financial Measures;

•	Liquidity and Capital Resources;

•	Commitments and Contingencies;

•	Debt Service Requirements;

•	Off-Balance Sheet Arrangements;

•	Inflation; and

•	Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future medical office building market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2013 Annual Report on Form 10-K, which is incorporated by reference herein.

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
Executive Summary
HTA conducts substantially all of its operations through HTALP. HTA is one of the largest publicly-traded REITs focused on medical office buildings in the United States based on GLA. We are primarily focused on acquiring, owning and operating high-quality medical office buildings that are predominantly located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix, and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective (i) we seek internal growth through proactive asset management, leasing and property management, (ii) target mid-sized acquisitions of high-quality on-campus or aligned medical office buildings in markets with dominant healthcare systems, attractive demographics and that complement our existing portfolio, and (iii) actively manage our balance sheet to maintain flexibility with low leverage.
We invest primarily in high-quality medical office buildings located in our target markets. As of September 30, 2014, our portfolio consisted primarily of medical office buildings with an aggregate purchase price of $3.3 billion, including approximately 14.6 million square feet of GLA throughout the United States. The leased rate for our portfolio was 91.8% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.1% as of September 30, 2014. Approximately 96% of our portfolio, based on GLA, is located on, or aligned with, campuses of nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. As of September 30, 2014, approximately 58% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 27 states, with no state having more than 13% of our total GLA as of September 30, 2014. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for medical office buildings, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Phoenix, Arizona; Pittsburgh, Pennsylvania; Greenville, South Carolina; Albany, New York; Indianapolis, Indiana; Houston, Texas; Dallas, Texas; Atlanta, Georgia; Miami, Florida; Boston, Massachusetts; Denver, Colorado and Raleigh, North Carolina.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2014, we had net income of $16.2 million, as compared to $5.0 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we had net income of $24.5 million, as compared to $20.6 million for the nine months ended September 30, 2013.

•
For the three months ended September 30, 2014, HTA’s Normalized FFO was $0.19 per diluted share, or $45.5 million, an increase of $0.03 per diluted share, or 19%, as compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, HTALP’s Normalized FFO was $0.19 per diluted unit, or $45.5 million, an increase of $0.03 per diluted unit, or 19%, as compared to the three months ended September 30, 2013.

•
For the nine months ended September 30, 2014, HTA’s Normalized FFO was $0.55 per diluted share, or $131.4 million, an increase of $0.07 per diluted share, or 15%, as compared to nine months ended September 30, 2013. For the nine months ended September 30, 2014, HTALP’s Normalized FFO was $0.54 per diluted unit, or $131.4 million, an increase of $0.07 per diluted unit, or 15%, as compared to the nine months ended September 30, 2013.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income or loss attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended September 30, 2014, our total revenue increased 15.1%, or $12.6 million, to $95.5 million, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, our total revenue increased 16.4%, or $39.0 million, to $276.5 million, as compared to the nine months ended September 30, 2013.

•
For the three months ended September 30, 2014, Net Operating Income (“NOI”) increased 17.3%, or $9.9 million, to $67.0 million, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, NOI increased 15.9%, or $26.3 million, to $191.3 million, as compared to the nine months ended September 30, 2013.

•
For the three months ended September 30, 2014, our Same-Property Cash NOI increased 3.1%, or $1.6 million, to $54.0 million, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, our Same-Property Cash NOI increased 3.0%, or $4.5 million, to $154.9 million, as compared to the nine months ended September 30, 2013.

•
With respect to the last two bullets above, for additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measures.

Relationship-Focused Strategy
We have been one of the most active investors in the medical office sector over the last seven years and have developed significant industry relationships with health systems, physician practices, and regional medical office developers and management firms.

•	We have acquired $317.6 million of medical office buildings to date in 2014, an increase in our portfolio size by approximately 10.6% based on purchase price.

•
All of our 2014 acquisitions to date are either on campus or affiliated with health systems, with 60% of the properties acquired located directly on or adjacent to health system campuses. The leased rate at closing of these acquired properties was approximately 96%.

•
Approximately 60% of our 2014 acquisitions to date by GLA were located in our target markets of Boston, Charleston, Miami and Raleigh. The remaining properties were located in markets of Baltimore, Clearwater and White Plains.

•
During the three months ended September 30, 2014, we initiated our asset recycling program and sold two portfolios of medical office buildings for an aggregate gross sales price of $42.0 million. These dispositions generated gains of $11.8 million.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of September 30, 2014, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 91.1% by GLA.

•	During the three and nine months ended September 30, 2014, we entered into new or renewal leases on approximately 555,000 and 1.3 million square feet of GLA, respectively.

•
Tenant retention for the portfolio was approximately 85% for the quarter and 83% for the year-to-date, which we believe is indicative of our commitment to maintaining high-quality buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

•
During the three and nine months ended September 30, 2014, we expanded our in-house property management and leasing platform by approximately 258,000 and 1.5 million square feet of GLA, respectively. As of September 30, 2014, our in-house property management and leasing platform operated 13.3 million square feet, or 91% of our total GLA.

Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2014, we had total liquidity of $627.9 million, including cash and cash equivalents of $18.4 million and $609.5 million available on our unsecured revolving credit facility. Our leverage ratio of debt to total capitalization was 34.8%.

•	Thus far in 2014, HTA has issued and sold approximately $18.3 million of common stock through the equity ATM program, at an average price of $11.86 per share.

•
In January 2014, we amended our $300.0 million term loan to extend the initial maturity to January 2018, and to decrease the interest rate to LIBOR plus 1.2% based on our current credit rating, a decrease of 35 basis points.

•	In May 2014, Standard & Poor’s Rating Services (“Standard & Poor’s”) upgraded HTA’s investment grade credit rating with a stable outlook.

•	In June 2014, we issued and sold $300.0 million of 7-year unsecured senior notes at an interest rate of 3.375% per annum.
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
Recently Issued or Adopted Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, in our 2013 Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that will become available from unscheduled lease terminations at the then applicable rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Acquisitions and Dispositions
During the nine months ended September 30, 2014, we had five acquisitions for an aggregate purchase price of $317.6 million. During the three months ended September 30, 2014, we had two dispositions of portfolios of medical office buildings for an aggregate gross sales price of $42.0 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
As of September 30, 2014, we owned and operated approximately 14.6 million square feet of GLA with a 91.8% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.1% occupancy rate. As of September 30, 2013, we owned and operated approximately 13.6 million square feet of GLA with a 91.4% leased rate (includes leases which have been executed, but which have not yet commenced) and a 90.7% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $9.9 million to $67.0 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase was primarily due to the $9.0 million of additional NOI from our 2013 and 2014 acquisitions. NOI increased $26.3 million to $191.3 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase was primarily due to the $23.3 million of additional NOI from our 2013 and 2014 acquisitions.
Same-Property Cash NOI increased $1.6 million to $54.0 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Same-Property Cash NOI increased $4.5 million to $154.9 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily the result of rent escalations and an increase in occupancy for both the three and nine months ended September 30, 2014.
Rental Income
For the three and nine months ended September 30, 2014 and 2013, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual rental income and other operating revenue (1)	$92,276	$80,313	$267,068	$229,268
Straight-line rent	3,001	2,036	7,607	6,327
Total	$95,277	$82,349	$274,675	$235,595

(1) Includes tenant recoveries and amortization of above and below market leases.
Contractual rental income and other operating revenue increased $12.0 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was primarily due to $11.4 million of additional contractual rental income from our 2013 and 2014 acquisitions and contractual rent increases. For the three months ended September 30, 2014, we entered into new and renewal leases on approximately 555,000 square feet of GLA. The new and renewal leases commenced at an average annual base rent of $19.93 per square foot of GLA compared to $19.95 per square foot of GLA for expiring leases measured on a consistent basis.  Leases that expired in the quarter had rents that were generally at market rates.  Generally, leasing concessions vary depending on lease type and term. For the three months ended September 30, 2014, new leases had tenant improvements, leasing commissions and tenant concessions of $25.41, $4.72 and $6.43 per square foot of GLA, respectively, compared to $24.50, $5.07 and $4.98 per square foot of GLA, respectively, for the three months ended September 30, 2013.  Renewal leases had tenant improvements, leasing commissions and tenant concessions of $9.63, $2.99 and $0.80 per square foot of GLA, respectively, for the three months ended September 30, 2014 compared to $4.35, $2.00 and $3.00, respectively, for the three months ended September 30, 2013.
Contractual rental income and other operating revenue increased $37.8 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to $32.4 million of additional contractual rental income from the 2013 and 2014 acquisitions and contractual rent increases. For the nine months ended September 30, 2014, we entered into new and renewal leases of approximately 1.3 million square feet of GLA. The new and renewal leases commenced at an average annual base rent of $20.65 per square foot of GLA compared to $20.90 per square foot of GLA for expiring leases measured on a consistent basis. Leases that have expired thus far in 2014 had rents that were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the nine months ended September 30, 2014, new leases had tenant improvements, leasing commissions and tenant concessions of $19.25, $4.19 and $5.37 per square foot of GLA, respectively, compared to $20.43, $5.47 and $3.70 per square foot of GLA, respectively, for the nine months ended September 30, 2013. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $7.30, $2.62 and $1.42 per square foot of GLA, respectively, for the nine months ended September 30, 2014 compared to $4.16, $2.17 and $1.14, respectively, for the nine months ended September 30, 2013.

Rental Expenses
For the three months ended September 30, 2014 and 2013, rental expenses attributable to our properties were $28.5 million and $25.8 million, respectively. For the nine months ended September 30, 2014 and 2013, rental expenses attributable to our properties were $85.2 million and $72.4 million, respectively. The increase in rental expenses is primarily due to the $3.3 million and $11.6 million of additional rental expenses associated with the 2013 and 2014 acquisitions for the three and nine months ended September 30, 2014, respectively.
General and Administrative Expenses
For the three months ended September 30, 2014 and 2013, general and administrative expenses were $5.9 million and $6.0 million, respectively. For the nine months ended September 30, 2014 and 2013, general and administrative expenses were $18.1 million and $18.6 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead, professional fees, among other items.
Acquisition-Related Expenses
For the three months ended September 30, 2014 and 2013, acquisition-related expenses were $2.8 million and $1.4 million, respectively. For the nine months ended September 30, 2014 and 2013, acquisition-related expenses were $8.6 million and $3.1 million, respectively. The increase in acquisition-related expenses is primarily due to increased acquisition activity during 2014.
Depreciation and Amortization Expense
For the three months ended September 30, 2014 and 2013, depreciation and amortization expense was $35.8 million and $29.6 million, respectively. For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense was $104.3 million and $87.7 million, respectively. The increase in depreciation and amortization expense for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, is primarily due to the increase in the size of our portfolio.
Listing Expenses
For the nine months ended September 30, 2013, listing expenses were $4.4 million. We did not incur any listing expenses subsequent to March 31, 2013.
Interest Expense and Net Change in the Fair Value of Derivative Financial Instruments
Total interest expense, which includes the net change in the fair value of derivative financial instruments, decreased by $2.2 million during the three months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to the net change in the fair value of financial instruments. During the three months ended September 30, 2014, the fair market value of our derivatives increased $2.6 million, as compared to a net decrease of $2.0 million during the three months ended September 30, 2013. The increase in the fair value during the three months ended September 30, 2014 was primarily due to an increase in the yield curve, which positively impacted the fair market value of our longer term derivatives as compared to a decrease in the yield curve during the same period in 2013.
Total interest expense, which includes the net change in the fair value of derivative financial instruments increased by $12.2 million during the nine months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily due to the net change in the fair value of financial instruments. During the nine months ended September 30, 2014, the fair market value of our derivatives decreased $0.9 million, as compared to a net increase of $8.6 million during the nine months ended September 30, 2013.
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
Gain on Sales of Real Estate
For the three and nine months ended September 30, 2014, we realized gains of $11.8 million from the disposition of two portfolios of medical office buildings. We did not sell any properties during the three and nine months ended September 30, 2013.

Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO, as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment write-downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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
We also compute Normalized FFO, which excludes from FFO (i) acquisition-related expenses, (ii) listing expenses, (iii) net gain or loss on change in the fair value of derivative financial instruments, (iv) gain or loss on extinguishment of debt, (v) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and (vi) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares or units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$16,032	$4,823	$24,179	$20,199
Depreciation and amortization expense	35,802	29,581	104,346	87,725
Gain on sales of real estate	(11,766)	—	(11,766)	—
FFO	$40,068	$34,404	$116,759	$107,924
Acquisition-related expenses	2,802	1,403	8,647	3,086
Listing expenses	—	—	—	4,405
Net (gain) loss on change in fair value of derivative financial instruments	(2,564)	1,955	857	(8,573)
Loss on extinguishment of debt, net	5,028	—	4,663	—
Noncontrolling income from partnership units included in diluted shares	160	173	252	384
Other normalizing items	—	(4)	209	554
Normalized FFO	$45,494	$37,931	$131,387	$107,780

Net income attributable to common stockholders per diluted share	$0.07	$0.02	$0.10	$0.09
FFO adjustments per diluted share, net	0.10	0.13	0.39	0.39
FFO per diluted share	$0.17	$0.15	$0.49	$0.48
Normalized FFO adjustments per diluted share, net	0.02	0.01	0.06	0.00
Normalized FFO per diluted share	$0.19	$0.16	$0.55	$0.48

Weighted average number of diluted common shares outstanding	241,432	235,023	240,608	226,771
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common unitholders	$16,192	$4,996	$24,431	$20,583
Depreciation and amortization expense	35,802	29,581	104,346	87,725
Gain on sales of real estate	(11,766)	—	(11,766)	—
FFO	$40,228	$34,577	$117,011	$108,308
Acquisition-related expenses	2,802	1,403	8,647	3,086
Listing expenses	—	—	—	4,405
Net (gain) loss on change in fair value of derivative financial instruments	(2,564)	1,955	857	(8,573)
Loss on extinguishment of debt, net	5,028	—	4,663	—
Other normalizing items	—	(4)	209	554
Normalized FFO	$45,494	$37,931	$131,387	$107,780

Net income attributable to common unitholders per diluted unit	$0.07	$0.02	$0.10	$0.09
FFO adjustments per diluted unit, net	0.10	0.13	0.39	0.38
FFO per diluted unit	$0.17	$0.15	$0.49	$0.47
Normalized FFO adjustments per diluted unit, net	0.02	0.01	0.05	0.00
Normalized FFO per diluted unit	$0.19	$0.16	$0.54	$0.47

Weighted average number of diluted common units outstanding	241,948	235,570	241,124	228,188

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) acquisition-related expenses, (iii) depreciation and amortization expense, (iv) listing expenses, (v) interest expense and net change in the fair value of derivative financial instruments, (vi) gain or loss on sales of real estate, (vii) gain or loss on extinguishment of debt and (viii) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “Same-Property.” Same-Property Cash NOI excludes properties which have not been owned and operated during the entire span of all periods presented or are intended to be sold in the near term, notes receivable interest income, and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$16,220	$5,005	$24,537	$20,622
General and administrative expenses	5,935	5,980	18,137	18,645
Acquisition-related expenses	2,802	1,403	8,647	3,086
Depreciation and amortization expense	35,802	29,581	104,346	87,725
Listing expenses	—	—	—	4,405
Interest expense and the net change in fair value of derivative financial instruments	12,988	15,188	42,807	30,579
Gain on sales of real estate	(11,766)	—	(11,766)	—
Loss on extinguishment of debt, net	5,028	—	4,663	—
Other income	(1)	(10)	(41)	(28)
NOI	$67,008	$57,147	$191,330	$165,034
Straight-line rent adjustments, net	(2,526)	(1,565)	(6,179)	(4,934)
Amortization of below and above market leases, net	617	506	1,892	1,576
Lease termination fees	(26)	(4)	(39)	(36)
Cash NOI	$65,073	$56,084	$187,004	$161,640
Notes receivable interest income	(187)	(562)	(1,532)	(1,654)
Non Same-Property Cash NOI	(10,842)	(3,088)	(30,603)	(9,635)
Same-Property Cash NOI (1)	$54,044	$52,434	$154,869	$150,351

(1) Same-Property includes 253 and 250 buildings for the three and nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources
Our primary sources of cash include (i) cash flow from operations, (ii) borrowings under our unsecured revolving credit facility and (iii) proceeds from the issuances of debt and equity securities. During the next 12 months our primary uses of cash are expected to include (i) acquisitions of medical office buildings and other facilities that serve the healthcare industry, (ii) capital expenditures, (iii) the payment of operating expenses, (iv) debt service payments including principal payments and (v) paying dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Acquisitions and maturing indebtedness may require funds from the issuance of debt and/or equity securities.
As of September 30, 2014, we had liquidity of $627.9 million, including $609.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $18.4 million of cash and cash equivalents. Additionally, as of September 30, 2014, $281.7 million was available for issuance under our ATM program and we had unencumbered properties with a gross book value of approximately $2.4 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance. In May 2014, Standard & Poor’s upgraded HTA’s investment grade credit rating with a stable outlook.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2014, we estimate that our expenditures for capital improvements for the remainder of 2014 will range from approximately $4 million to $6 million depending on leasing activity. As of September 30, 2014, we had $10.3 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Cash and cash equivalents - beginning of period	$18,081	$15,956	$2,125
Net cash provided by operating activities	129,550	118,675	10,875
Net cash used in investing activities	(222,981)	(251,291)	28,310
Net cash provided by financing activities	93,765	198,841	(105,076)
Cash and cash equivalents - end of period	$18,415	$82,181	$(63,766)
Net cash provided by operating activities increased in 2014 primarily due to $473.5 million of acquisitions since September 30, 2013 partially offset by increased acquisition costs in 2014. We anticipate cash flows from operating activities to increase as a result of contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the nine months ended September 30, 2014, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $229.6 million (excludes assumption of secured mortgage debt) and capital expenditures of $24.2 million, partially offset by proceeds from the sale of real estate of $40.1 million and proceeds from the collection of real estate notes receivable of $20.0 million. For the nine months ended September 30, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $223.8 million and capital expenditures of $16.5 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.

For the nine months ended September 30, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million, partially offset by dividends to holders of our common stock of $102.5 million, payments on our mortgage loans of $90.4 million and net payments on our unsecured revolving credit facility of $20.0 million. For the nine months ended September 30, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and the net proceeds of shares of common stock issued through our prior ATM program of $229.5 million, partially offset by payments on our secured real estate term loan and mortgage loans of $155.3 million, net payments on our unsecured revolving credit facility of $72.0 million and dividends to holders of our common stock of $95.6 million.
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
For the nine months ended September 30, 2014, HTA paid cash dividends of $102.5 million. In October 2014, HTA paid cash dividends of $34.7 million for the quarter ended September 30, 2014. On October 28, 2014, HTA’s Board of Directors authorized a quarterly cash dividend of $0.145 per share to be paid on January 6, 2015 to stockholders of record on December 29, 2014.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of September 30, 2014, our leverage ratio of debt to total capitalization was 34.8%.
As of September 30, 2014, we had debt outstanding of $1.5 billion and the weighted average interest rate was 3.74% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 8 to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2014, $609.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in March 2016 and includes a one-year extension, at the option of the borrower, subject to certain conditions.
Unsecured Term Loans
As of September 30, 2014, we had $455.0 million of unsecured term loans outstanding, of which $300.0 million matures in January 2018 and $155.0 million matures in July 2019. Our $300.0 million term loan includes a one-year extension, at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
In June 2014, we issued $300.0 million of unsecured senior notes that mature in July 2021. In addition, we have $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the nine months ended September 30, 2014, we made payments of $90.4 million on our mortgage loans and we have $2.1 million of principal payments due during the remainder of 2014. During the nine months ended September 30, 2014, we assumed mortgage loans with a fair value of $91.5 million as part of our acquisitions.
Commitments and Contingencies
See Note 10 to our accompanying condensed consolidated financial statements for a further discussion of our commitments and contingencies.

Debt Service Requirements
We are required by the terms of our applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2014, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2014, we had no off-balance sheet arrangements.
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

Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements
The following discussion updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated December 21, 2012 contained in our Registration Statement on Form S-3 filed with the SEC on December 21, 2012 and in our other registration statements into which this Quarterly Report on Form 10-Q is incorporated by reference.
The second paragraph of the section captioned “Investments in Certain Debt Instruments” is replaced in its entirety with the following:
“If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan at the time we commit to acquire the loan, or agree to modify the loan in a manner that is treated as an acquisition of a new loan for U.S. federal income tax purposes (such fair market value is referred to as the “loan value” of the real property), then a portion of such loan may not be a qualifying real estate asset. Under current law it is not clear how to determine what portion of such a loan will be treated as a qualifying real estate asset. The IRS has stated that it will not challenge a REITs treatment of a loan as being in part a real estate asset if the REIT treats the loan as being a real estate asset in an amount that is equal to the lesser of the fair market value of the loan and the greater of the current value of the real property securing the loan, or the loan value of the real property securing the loan.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2013 Annual Report on Form 10-K. The table below presents, as of September 30, 2014, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$1,958	$72,908	$69,036	$102,110	$14,197	$718,987	$979,196
Weighted average interest rate on fixed rate debt (per annum)	4.48%	5.25%	5.33%	5.78%	5.39%	4.15%	4.34%
Variable rate debt	$147	$546	$35,589	$634	$300,684	$181,990	$519,590
Weighted average interest rate on variable rate debt based on forward rates in effect as of September 30, 2014 (per annum)	1.60%	2.35%	3.33%	3.99%	4.02%	4.90%	2.60%
Our total debt was $1.5 billion as of September 30, 2014. We had fixed and variable rate debt with interest rates ranging from 1.35% to 12.75% per annum and a weighted average interest rate of 3.36% per annum as of September 30, 2014, excluding the impact of interest rate swaps. We had $979.2 million (excluding net premium/discount) of fixed rate debt, or 65% of total debt, at a weighted average interest rate of 4.34% per annum, and $519.6 million (excluding net premium/discount) of variable rate debt, or 35% of total debt, at a weighted average interest rate of 1.52% per annum as of September 30, 2014, excluding the impact of interest rate swaps.

As of September 30, 2014, the fair value of our fixed rate debt was $990.2 million and the fair value of our variable rate debt was $519.6 million based upon prevailing market rates as of September 30, 2014.
As of September 30, 2014, we had interest rate swaps outstanding that effectively fix $482.1 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.60% and 3.74% per annum, respectively.
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
As of September 30, 2014, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
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
As of September 30, 2014, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2014, we made no repurchase of shares of HTA’s common stock or HTALP’s common units.

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 29, 2014

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2014

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 29, 2014

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2014

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated August 22, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 22, 2014 and incorporated herein by reference).

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