Form 10-K
period 2014-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2015-02-23
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2014, the last business day of the most recently completed second fiscal quarter, was approximately $2,852,974,000, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 18, 2015, there were 125,170,080 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This Annual Report combines the Annual Reports on Form 10-K for the year ended December 31, 2014 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2014, HTA owned a 98.5% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units, HTALP generates the capital required for the business through its operations and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units.
Stockholders’ equity and partners’ capital are the primary areas of difference between the consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s consolidated balance sheets and as noncontrolling interest reflected within equity in HTA’s consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
The Company believes combining the Annual Reports on Form 10-K of HTA and HTALP, including the notes to the consolidated financial statements, into this single Annual Report results in the following benefits:

•	enhances stockholders’ understanding of HTA and HTALP by enabling stockholders to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Annual Report applies to both HTA and HTALP; and

•	creates time and cost efficiencies through the preparation of a single combined Annual Report instead of two separate reports.
In order to highlight the material differences between HTA and HTALP, this Annual Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the market for registrant’s common equity, related stockholder matters and issuer purchase of equity securities in Item 5 of this Annual Report;

•	the selected financial data in Item 6 of this Annual Report;

•	the Funds From Operations (“FFO”) and Normalized FFO in Item 7 of this Annual Report;

•	the controls and procedures in Item 9A of this Annual Report;

•	the consolidated financial statements in Item 15 of this Annual Report;

•
certain accompanying notes to the consolidated financial statements, including Note 3 - Business Combinations, Note 8 - Debt, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, Note 14 - Per Unit Data of HTALP, Note 16 - Tax Treatment of Dividends of HTA; Note 18 - Selected Quarterly Financial Data of HTA and Note 19 - Selected Quarterly Financial Data of HTALP;

•	the statement regarding the computation of the ratio of earnings to fixed charges included as Exhibit 12.1 to this Annual Report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Annual Report.
In the sections of this Annual Report that combine disclosure for HTA and HTALP, this Annual Report refers to actions or holdings as being actions or holdings of the Company. Although HTALP (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues or incurs debt, management believes this presentation is appropriate for the reasons set forth above and because the business of the Company is a single integrated enterprise operated through HTALP.

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I
Item 1. Business
BUSINESS OVERVIEW
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006.
HTA is a REIT and one of the leading owners and operators of medical office buildings (“MOBs”) in the United States (“U.S.”). Our primary objective is to generate stockholder value through consistent and growing dividends and appreciation of real property value. The Company has invested $3.3 billion to form a high quality portfolio of MOBs and other healthcare real estate assets located in core, critical locations in key markets throughout the U.S.
We invest in MOBs that we believe are core, critical to the delivery of healthcare in this changing environment. Healthcare is the fastest growing segment of the U.S. economy, with an expected average growth rate of 5.9% between 2014 and 2023, with overall spending expected to increase to 19.3% of GDP by 2023 according to the U.S. Centers for Medicare & Medicaid Services. Similarly, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue over the next decade. These high levels of demand are driven by the aging U.S. population and the long-term impact of the Affordable Care Act of 2010 (the “Affordable Care Act”). As demand increases, healthcare services are increasingly being provided in the lower cost and more convenient outpatient settings, such as MOBs. As a result, HTA believes that well located MOBs will provide stable cash flows with relatively low vacancy risk, while allowing for potentially higher returns through their exposure to the fast growing healthcare sector.
As of December 31, 2014, our portfolio consisted of approximately 14.8 million square feet of gross leasable area (“GLA”). Approximately 96% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, the portfolio is primarily concentrated within major U.S. metropolitan areas that we believe will grow economically and demographically over the coming years.
Effective December 15, 2014, HTA completed a 1-for 2 reverse stock split (the “Reverse Stock Split”) of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. The par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. All prior periods have been adjusted to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254, and our telephone number is (480) 998-3478. We maintain a web site at www.htareit.com at which you may find additional information about us. The contents of the site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. These reports are also available in hard copy to any stockholder upon request.
HIGHLIGHTS

•	For the year ended December 31, 2014, we had net income of $46.0 million, compared to $24.7 million for the year ended December 31, 2013.

•
For the year ended December 31, 2014, HTA’s Normalized FFO was $1.46 per diluted share, or $176.6 million, an increase of $0.17 per diluted share, or 13%, compared to the year ended December 31, 2013. For the year ended December 31, 2014, HTALP’s Normalized FFO was $1.46 per diluted unit, or $176.6 million, an increase of $0.18 per diluted unit, or 14%, compared to the year ended December 31, 2013.

•
For additional information on Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2014, we achieved Same-Property Cash Net Operating Income (“NOI”) growth of 3.0%. This achievement marks the second year of consistent quarterly growth of 3% or more.

•
During the year ended December 31, 2014, our leased rate (includes leases which have been executed, but which have not yet commenced) increased 40 basis points to 92.0% by GLA and our occupancy rate was 91.4% by GLA.

•
During 2014, our tenant retention for the portfolio was 83%, which we believe is indicative of our commitment to maintaining high quality MOBs in desirable locations and fostering strong tenant relationships.

•
During the year ended December 31, 2014, we acquired $439.5 million of high quality MOBs, representing an expansion of approximately 15% by investment, based on purchase price. These acquisitions totaled approximately 1.2 million square feet of GLA and were primarily located in our key markets of Boston, Charleston, Denver, Miami, Raleigh, Tampa and White Plains, plus a new market of Honolulu, Hawaii. Based on GLA, 88% of our 2014 acquisitions were either on the campuses of, or aligned with, nationally or regionally recognized healthcare systems.

•	During 2014, we initiated our asset recycling program and sold three portfolios of MOBs for an aggregate sales price of $82.9 million. These dispositions generated gains of $27.9 million.

•
During the year ended December 31, 2014, we raised $300.0 million in senior notes maturing in 2021, and increased the unsecured revolving credit and term loan facility (the “Unsecured Credit Agreement”) capacity to $1.1 billion. The Company issued $171.2 million comprised of $154.2 million from the sale of shares of common stock at an average price of $24.21 per share, after giving effect to the reverse stock split, and $17.0 million from the issuance of Class A Units of HTALP. We ended the year with low leverage totaling 29.2% debt to capitalization.

•	In May 2014, Standard & Poor’s Rating Services (“Standard & Poor’s”) upgraded our investment grade credit rating to BBB, with a stable outlook.

•	As of December 31, 2014, we had total liquidity of $868.9 million, including cash and cash equivalents of $10.4 million and $858.5 million available on our Unsecured Credit Agreement.
BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are in the Most Valuable Locations for Healthcare Delivery
The Company is focused on building and maintaining a portfolio comprised primarily of MOBs that allow for the efficient delivery of healthcare over the long-term. We believe that these types of properties that are located in key markets should increase in value over the long-term. To date, we have invested over $3.3 billion to create one of the largest portfolios of healthcare real estate focused on the MOB sector in the U.S. As a result, we look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties serving healthcare systems with dominant market share, high credit quality and those who are investing capital into their campuses. We believe our affiliations with these health systems help ensure long-term tenant demand. At December 31, 2014, 96% of our portfolio was located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
Attractive markets. We seek to own MOBs in high growth primary and secondary markets with attractive demographics, economic growth and high barriers to entry. We also target markets where we can utilize our property management and leasing platform to achieve operational and leasing efficiency. At December 31, 2014, over 67% of our GLA was located in 16 key markets throughout the U.S.

•
Occupied with limited near term leasing risks. We seek to invest in and maintain well occupied properties that we believe are core, critical to the delivery of healthcare. We believe this in turn creates significant tenant demand for occupancy and also drives strong, long-term tenant retention as hospitals and physicians are reluctant to move or relocate, as evidenced by our 2014 retention rate of 83%. Further, we do not have an active development platform that seeks to invest in higher risk, lease-up opportunities.

•
Credit-worthy tenants. Our primary tenants are healthcare systems and leading physician groups. These groups typically have strong and stable financial performance. We believe this helps ensure stability in our rental income and tenant retention over time. At December 31, 2014, 57% of our annual base rent comes from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy, but do not have the size to benefit from a credit rating.

•
Balanced mix of tenants. Our primary focus is placed on ensuring an appropriate and balanced mix of tenants to provide synergies within both individual buildings and the broader health system campus. We actively invest in both multi-tenant properties, which generally have shorter term leases on smaller spaces, and single-tenant properties, which generally have longer term leases. The multi-tenant buildings provide for lower lease rollover risks in any particular year and regularly allow for rents to be reset to current market rates. We believe single-tenant buildings provide for steady long-term cash flow, but generally provide for more limited long-term growth.

Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our internal asset management team operates 90% of our total portfolio, a significant increase from 69% two years ago. We believe this direct approach allows us to maximize our internal growth by improving occupancy and operating efficiencies at our properties and optimizing rental rates. Specific components of our overall strategy include:

•
Maintaining regional offices in markets where we have a significant presence. This enables our in-house property management and leasing platform to (i) create close relationships with national and regional healthcare systems and other tenants and (ii) respond more directly and efficiently to their needs. Our regional offices are located in Albany, Atlanta, Boston, Charleston, Dallas, Denver, Indianapolis, Miami, Pittsburgh and Scottsdale.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital. During 2014, we consistently achieved tenant retention of 75% or more each quarter and tenant retention for the year of 83%.

•	Using market knowledge and economies of scale to seek to continually reduce our operating costs.

•
Maintaining or increasing our average rental rates, actively leasing our vacant space and reducing leasing concessions. These leasing results contributed to our 3.0% or more Same-Property Cash NOI growth each quarter during 2014. For additional information on Same-Property Cash NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss and an explanation of why we present this non-GAAP financial measure.

•	Maintaining a core, critical portfolio of properties and building our reputation as a dedicated leading MOB owner and operator.
Achieve External Growth through Targeted Acquisitions
We plan to grow externally through targeted acquisitions that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets, we seek:

▪
Mid-sized acquisitions in the $25 million to $75 million range. These transactions allow us to focus on the quality of individual properties and ensure they are accretive to our cost of capital. They also allow us to exhibit meaningful growth given our current mid-market size.

▪
Long-term relationships with key industry participants. We will continue our emphasis on long-term relationship building as we have over the last eight years. These relationships are cultivated by our senior management team, with key industry participants, including health systems and local and regional developers, which have traditionally provided us with valuable sources of potential investment opportunities.

▪
Local knowledge through our internal asset management platform. Our local personnel are participants in local industry activities which can provide insightful information with respect to potential opportunities.

Actively Maintain Conservative Capital Structure
We seek to actively manage our balance sheet to maintain our investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility. This positioning will allow us to take advantage of strategic investment opportunities. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital. The strength of our balance sheet is demonstrated by our investment grade credit ratings, which we first received in July 2011 and which was most recently upgraded in May 2014 to BBB. To maintain our strong and conservative balance sheet, we:

•
Continue to maintain a high level of liquidity. As of December 31, 2014, we had $858.5 million available on our Unsecured Credit Agreement. During 2014, we increased our unsecured revolving credit facility to $800.0 million and repaid $100.0 million of the unsecured term loan. We may re-borrow the $100.0 million repaid through May 2015.

•	Maintain access to multiple sources of capital, including public debt and equity, unsecured bank loans and secured property level debt. In 2014, we raised capital through all of these avenues.

•	Limit the amount of secured debt. During 2014, the percentage of secured debt, including net premiums/discounts to capitalization, decreased to 8.8% from 11.4% in 2013.

•	Maintain a low leverage ratio. Our leverage ratio of debt to capitalization was 29.2% as of December 31, 2014.

•	Maintain well laddered debt maturities. As of December 31, 2014, we had $73.9 million, $70.1 million, and $117.0 million of debt principal payments due in 2015, 2016 and 2017, respectively.

•
During 2014, we increased the weighted average remaining term of our debt portfolio to 5.6 years, including extension options, while simultaneously lowering the average interest rate on our debt portfolio to 3.76% per annum, including the impact of interest rate swaps.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate in the healthcare industry which we believe is benefiting from several significant macroeconomic events, including an aging population and the implementation of the Affordable Care Act. These trends are driving growth in healthcare spending at a rate significantly faster than the broader U.S. economy.
The U.S. population is experiencing a significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they get older. Between 2013 and 2020, the U.S. population over 65 years of age is projected to increase by more than 26% and total almost 17% of the U.S. population as the baby boomer generation enters retirement. Individuals of this age spend the highest amounts on healthcare, averaging almost $5,000 per individual over the age of 65 according to 2013 Consumer Expenditure Survey. This compares to healthcare expenditures of less than $1,000 per year for individuals under the age of 25. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which will continue to support MOB demand in the long term.

Source: Congressional Budget Office and Rosen Consulting Group.
The Affordable Care Act is a broad-based initiative that is expanding health insurance coverage for many Americans, further increasing the number of people who are able to utilize medical services. The Congressional Budget Office estimates an additional 25 million individuals will gain access to insurance coverage by 2016 as a result of this reform. Following the 2014 enrollment period, an additional eight million individuals have already received coverage through the health insurance marketplaces. The Affordable Care Act’s focus on preventative care is also expected to increase the utilization of outpatient care into the future.

Source: U.S Census Bureau and Rosen Consulting Group.

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions. Healthcare-related jobs are among the fastest growing occupations, projected to increase 24% between 2012 and 2022, significantly higher than the general U.S. employment growth of 11%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects eight out of the top twelve occupations with the highest demand for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Source: Bureau of Labor Statistics and Rosen Consulting Group.
According to the latest data from 2013, Americas spent nearly $2.9 trillion, or 17.2% of total GDP, on healthcare expenditures, an increase of 3.6% from the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $5.2 trillion by 2023. Healthcare expenditures are projected to grow by 5.9% annually through 2023 and account for 19.3% of GDP by 2023. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective care which generally takes place in outpatient settings such as MOBs.

Source: U.S. Centers for Medicare & Medicaid Services and Rosen Consulting Group.

Medical Office Building Supply and Demand
We believe that healthcare-related real estate, specifically MOBs, rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to macroeconomic trends supporting the healthcare sector and the defensive nature of healthcare expenditures during economic downturns. For this reason, we believe MOB investments could potentially offer a more stable return to investors compared to other types of real estate investments. We also believe that demand for MOBs will increase due to a number of MOB specific factors, including:

•
Evolution in the healthcare industry whereby procedures that have traditionally been performed in hospitals, such as surgery, move to outpatient facilities as a result of shifting consumer preferences, limited space in hospitals, and lower costs. In addition, increased specialization within the medical field is driving the demand for MOBs suited specifically toward a particular specialty.

•
An increase in medical office visits due to the overall rise in healthcare utilization has in turn driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. According to the Bureau of Labor Statistics, employment in physicians’ offices is expected to increase by a cumulative 38.4% from 2013 to 2023 compared to a projected increase of 10.8% in total employment during this period.

•
High and improving credit quality of physician tenants. In recent years, MOB tenants have increasingly consisted of larger hospital and physician groups. These groups utilize their size and expertise to obtain high rates of reimbursement and share overhead operating expenses. We believe these larger groups are generally credit-worthy and provide stability and long term value for MOBs.

•	Construction of MOBs has been relatively constrained with little developable land and high-cost barriers to development.

Source: U.S. Census Bureau, Bureau Economic Analysis and Rosen Consulting Group.

PORTFOLIO OF PROPERTIES
As of December 31, 2014, our portfolio is comprised of approximately 14.8 million square feet of GLA, with a leased rate of 92.0% (includes leases which have been executed, but which have not yet commenced).
Our properties are primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These include leading health systems such as Hospital Corporation of America, Community Health Systems, Highmark, Greenville Hospital System, Indiana University Health, Steward Health Care System and Tufts Medical Center. As of December 31, 2014, 96% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)	Percent of Annualized Base Rent
MOBs:
Single-tenant	74	17	3,758	25.3%	$76,091	25.2%
Multi-tenant	206	24	9,852	66.4	194,224	64.4
Other Healthcare Facilities:
Hospitals	10	4	655	4.4	22,772	7.5
Senior care	9	3	581	3.9	8,813	2.9
Total	299	28	14,846	100%	$301,900	100%

(1) In thousands.

SIGNIFICANT TENANTS
As of December 31, 2014, none of the tenants at our properties accounted for more than 6% of our annualized base rent. The table below shows our key health system relationships.

Tenant	Weighted Average Remaining Years in Lease Term (1)	Total Leased GLA (1)(2)	Percent of Leased GLA	Annualized Base Rent (1) (2)(3)	Percent of Annualized Base Rent
Highmark	7	876	6.4%	$16,282	5.4%
Greenville Hospital System	9	761	5.6	13,999	4.6
Hospital Corporation of America	5	403	3.0	9,479	3.1
Community Health Systems	4	333	2.4	7,245	2.4
Steward Health Care System	12	321	2.4	7,433	2.5
Aurora Health Care	9	315	2.3	6,684	2.2
Indiana University Health	3	293	2.1	4,752	1.6
Deaconess Health System	9	261	1.9	4,079	1.4
Tufts Medical Center	13	252	1.8	9,381	3.1
Capital District Physicians Health Plan	12	205	1.5	3,138	1.0
Wellmont Health System	8	158	1.2	2,751	0.9
Banner Health	4	138	1.0	3,128	1.0
Rush University Medical Center	5	137	1.0	4,547	1.5
Tenet Healthcare	4	124	0.9	3,062	1.0
Diagnostic Clinic (BCBS of FL)	15	117	0.9	3,189	1.1
Total		4,694	34.4%	$99,149	32.8%

(1) Amounts only represent relationships with direct tenants.
(2) In thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2014 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

GEOGRAPHIC CONCENTRATION
As of December 31, 2014, our portfolio was concentrated in key markets that we have determined to be strategic based on demographic trends and projected demand for healthcare.

Market	Investment (1)	GLA (1)	Percent of GLA
Boston, MA	$248,100	610	4.1%
Dallas, TX	223,448	682	4.6
Phoenix, AZ	190,182	1,022	6.9
Albany, NY	179,253	879	5.9
Greenville, SC	179,070	965	6.5
Miami, FL	155,607	753	5.1
Houston, TX	151,766	692	4.7
Pittsburgh, PA	148,612	1,094	7.4
Atlanta, GA	133,293	597	4.0
Tampa, FL	123,593	382	2.6
Indianapolis, IN	117,650	850	5.7
Denver, CO	111,700	371	2.5
White Plains, NY	92,750	276	1.9
Orlando, FL	62,300	289	1.9
Raleigh, NC	56,000	285	1.9
Charleston, SC	54,501	214	1.4
Total	$2,227,825	9,961	67.1%

(1) In thousands.
COMPETITION
We compete with many other real estate investment entities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies, and private real estate investors for the acquisition of MOBs and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who may have a competitive advantage in terms of size, capitalization, local knowledge of the marketplace and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for properties or other real estate related assets of interest to us, which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
We face competition in leasing available MOBs and other facilities that serve the healthcare industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchase opportunities.
We believe our focus on MOBs, our experience and expertise and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network with healthcare providers and local developers, which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows us to effectively lease available medical office space, retain our tenants and maintain and improve our assets.

GOVERNMENT REGULATIONS
Healthcare-Related Regulations
Overview.  The healthcare industry is heavily regulated by federal, state and local governmental agencies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to satisfy their contractual obligations, including making lease payments to us.
Healthcare Legislation.  The Patient Protection and Affordable Care Act of 2010 (the “Patient Protection and Affordable Care Act”) along with other healthcare reform efforts, provide comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and is scheduled to conclude in 2018. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act expanded reporting requirements and responsibilities related to facility ownership and management, patient safety and quality of care. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations to us.
The Patient Protection and Affordable Care Act have faced numerous judicial challenges. The broadest attack on the law came from a constitutional challenge brought by the state of Florida and a group representing small businesses who argued that Congress had exceeded its authority under the Constitution by passing the law. In that case, the U.S. Supreme Court generally upheld the law’s constitutionality, with the exception of mandated Medicaid expansion that would have required states to cover nonelderly persons with incomes up to 133% of the poverty level. More recently, on November 7, 2014, the U.S. Supreme Court agreed to hear a challenge to the Patient Protection and Affordable Care Act regarding whether subsidies can lawfully be provided for health insurance obtained on federal exchanges. To the extent the court determines that such subsidies may not be provided, it may reduce the number of policies purchased under the law. In addition to the legal challenges, there have been numerous Congressional attempts to amend and repeal the law. After the November 2014 elections, Republicans control both the House of Representatives and Senate, which could result in additional attempts to amend or repeal the law. We cannot predict whether any of these attempts to amend or repeal the law will be successful. Furthermore, we cannot predict how this law might be modified, whether through the legislative or judicial process, and how it might impact our tenants’ operations or the net effect of this law on us. Both our tenants and us may be adversely affected by the law.
Reimbursement Programs.  Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements and self-insured employers, among others. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues. In fact, legislation governing Medicare physician fee-for-service reimbursements has, for a number of years, called for significant reductions in such rates. Congress, however, has repeatedly enacted superseding legislation postponing the implementation of physician rate cuts, most recently postponing the effective date of such cuts until March 2015. We cannot predict whether Congressional proposals to further postpone implementation of the cuts or to permanently address the issue will be successful. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. The financial impact on our tenants could restrict their ability to make rent payments to us.

Fraud and Abuse Laws.  There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Additionally, the Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, but are not limited to:

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
Healthcare Licensure and Certification.  Some of our medical properties and our tenants may require a license or multiple licenses or a certificate of need (“CON”) to operate. Failure to obtain a license or a CON, or loss of a required license or a CON would prevent a facility from operating in the manner intended by the tenant. This event could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate plant expansion, including the addition of new beds or services or acquisition of medical equipment and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
Real Estate Ownership-Related Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited and we have only conducted investigations of a few of our properties to determine compliance. We may incur additional costs in connection with compliance with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.

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
Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained by us at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected.
EMPLOYEES
As of December 31, 2014, we had approximately 170 employees, of which 1% are subject to a collective bargaining agreement.
TAX MATTERS
We filed an election with our 2007 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.
EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding our executive officers included in Part III, Item 10 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 1A. Risk Factors
Risks Related to Our Business
We are dependent on investments in the healthcare property sector, making our profitability more vulnerable to a downturn or slowdown in that specific sector than if we were investing in multiple industries.
We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, a downturn in the healthcare property sector could negatively impact the ability of our tenants to make lease payments to us as well as our ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
Our ability to make future acquisitions may be impeded, or the cost of these acquisitions may be increased, due to a variety of factors, including competition for the acquisition of MOBs and other facilities that serve the healthcare industry.
At any given time, we may be pursuing property acquisitions or have properties subject to non-binding letters of intent and cannot assure you that we will acquire any of such properties because the letters of intent are non-binding and potential transaction opportunities are subject to a variety of factors, including: (i) the willingness of the current property owner to proceed with a potential transaction; (ii) our completion of due diligence that is satisfactory to us and our receipt of internal approvals; (iii) the negotiation and execution of a mutually acceptable binding purchase agreement; and (iv) the satisfaction of closing conditions, including our receipt of third-party consents and approvals. We also compete with many other entities engaged in real estate investment activities for acquisitions of MOBs and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for MOBs and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. The competition may also generally limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire and may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more to acquire the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages over us that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Moreover, these entities generally may be able to accept more risk than we can prudently manage or are willing to accept. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and, therefore, increased prices to acquire them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices for the purchase of single properties in comparison with the purchase of multi-property portfolios. If we pay higher prices for MOBs and other facilities that serve the healthcare industry, or otherwise incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential transactions that we are subsequently unable to complete, our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.
We may not be able to maintain or expand our relationships with our hospital and healthcare system clients, which may impede our ability to identify and complete acquisitions directly from hospitals and developers and may otherwise adversely affect our growth, business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
The success of our business depends to a large extent on our past, current and future relationships with hospital and healthcare system clients, including our ability to acquire properties directly from hospitals and developers. We invest a significant amount of time to develop and maintain these relationships, and these relationships have helped us to secure acquisition opportunities, with both new and existing clients. Facilities that are acquired directly from hospitals and developers are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices. If any of our relationships with hospital or healthcare system clients deteriorates, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our professional reputation within the industry could be damaged and we may not be able to secure attractive acquisition opportunities directly from hospitals and developers in the future, which could adversely affect our ability to locate and acquire facilities at attractive prices.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic conditions affecting the commercial real estate and credit markets.
Our business is sensitive to national, regional and local economic conditions, as well as the commercial real estate and credit markets. For example, a financial disruption or credit crisis could negatively impact the value of commercial real estate assets, contributing to a general slowdown in our industry. A slow economic recovery could cause a reduction in overall transaction volume and size of sales and leasing activities of the type that we previously experienced. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions.
Adverse economic conditions in the commercial real estate and credit markets may result in:

•	defaults by tenants at our properties due to bankruptcy, lack of liquidity or operational failures;

•	increases in vacancy rates due to tenant defaults, the expiration or termination of tenant leases and reduced demand for MOBs and other facilities that serve the healthcare industry;

•	increases in tenant inducements, tenant improvement expenditures, rent concessions or reduced rental rates, especially to maintain or increase occupancies;

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

•	reduced access to credit, which may result in tenant defaults or non-renewals under leases with our tenants; and

•
increased insurance premiums, real estate taxes or energy or other expenses, which may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to our tenants, may lead to tenant defaults or make it difficult for us to increase rents to tenants on lease turnover, which may limit our ability to increase our returns.

Our business, financial condition and results of operations, the market price of our common stock and our ability to pay distributions to our stockholders may be adversely affected to the extent an economic slowdown or downturn is prolonged or becomes more severe.
Our growth depends on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs, meet our debt service obligations, make distributions to our stockholders, or make future investments necessary to implement our business strategy. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on general market conditions; the market’s perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our principal and interest obligations, or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Board of Directors, our executive officers and our other employees, in the identification and acquisition of investments, the determination of any financing arrangements and the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our executive officers and the governance by the members of our Board of Directors, each of whom would be difficult to replace. We do not have any key-person life insurance on our executive officers. Although we have entered into employment agreements with each of our executive officers, these employment agreements contain various termination rights. If we were to lose the benefit of the experience, efforts and abilities of these executives, our operating results could suffer. In addition, if any member of our Board of Directors were to resign, we would lose the benefit of such director’s governance, experience and familiarity with us and the sector within which we operate. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely harmed and we could fail to meet our reporting obligations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, results of operations and financial condition.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, and tenant and lease data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have an adverse effect on our business, results of operations and financial condition.

Risks Related to our Organizational Structure
We may structure acquisitions of property in exchange for limited partnership units of our operating partnership on terms that could limit our liquidity or our flexibility.
We may continue to acquire properties by issuing limited partnership units of our operating partnership, HTALP, in exchange for a property owner contributing property to us. If we continue to enter into such transactions, in order to induce the contributors of such properties to accept units of our operating partnership rather than cash in exchange for their properties, it may be necessary for us to provide additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for, at our option, cash equal to the value of an equivalent number of shares of common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and, thus, our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more of our properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with an established return level, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions would cause such a sale to be favorable to us.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”), applicable to us may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
provisions of the MGCL that permit our Board of Directors, without our stockholders’ approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board;

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or reclassifications between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority voting requirements unless certain minimum price conditions are satisfied; and

•
“control share” provisions that provide that “control shares” of HTA (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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
Risks Related to Investments in Real Estate and Other Real Estate Related Assets
We are dependent on the financial stability of our tenants.
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases. Although 57% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a credit rating is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property, and may not be able to re-lease the property for the rent previously received, if at all. Lease terminations could also reduce the value of our properties.
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
Our tenant base may not remain stable or could become more concentrated among particular physicians and physician groups with varying practices and other medical service providers in the future. Subject to the terms of the applicable leases, our tenants could decide to leave our properties for numerous reasons, including, but not limited to, financial stress or changes in the tenant’s ownership or management. Our tenants service the healthcare industry and our tenant mix could become even more concentrated if a preponderance of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. If any of our tenants become financially unstable, our operating results and prospects could suffer, particularly if our tenants become more concentrated.
Our MOBs, other facilities that serve the healthcare industry and tenants may be subject to competition.
Our MOBs and other facilities that serve the healthcare industry often face competition from nearby hospitals and other MOBs that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of financial support are not available to buildings we own.

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our MOBs and our other facilities that serve the healthcare industry and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
The hospitals on whose campuses our MOBs are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other facilities that serve the healthcare industry.
Our MOB operations and other facilities that serve the healthcare industry depend on the viability of the hospitals on or near whose campuses our MOBs are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related clients. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have an adverse effect on us.
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
If we or our tenants terminate or do not renew the leases for our properties or our tenants lose their regulatory authority to operate such properties or default on their lease obligations to us for any reason, we may not be able to locate, or may incur additional costs to locate, suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to re-lease the space or we could otherwise incur re-leasing costs. Furthermore, because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of property, there may be significant delays in transferring operations of senior healthcare facilities to successor operators. Any loss of revenues or additional capital expenditures required as a result may have an adverse effect on our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

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

If we are unable to successfully operate acquired properties, our financial condition, results of operations, the market price of our common stock, cash flow and ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.
Our ownership of certain MOB properties and other facilities are subject to ground leases or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2014, we held interests in MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2014, these properties represented 32% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties, which may impair their value.

Uncertain market conditions relating to the future disposition of properties or other real estate related assets could cause us to sell our properties or real estate assets on unfavorable terms or at a loss in the future.
We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Chief Executive Officer and our Board of Directors may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. Our Board of Directors may also choose to effect a liquidity event in which we liquidate our investments in other real estate related assets. We generally intend to hold properties for an extended period of time and our investments in other real estate related assets until maturity, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we may not be able to sell our properties at a profit in the future or at all, and we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, if we liquidate our other real estate related investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values. Any inability to sell a property or liquidation prior to the maturity of our investments in real estate assets could adversely impact our business, financial condition and results of operation, the market price of our common stock and ability to pay distributions to our stockholders.
The mortgage or other real estate-related loans in which we have in the past, and may in the future, invest may be impacted by unfavorable real estate market conditions and delays in liquidation, which could decrease their value.
If we make additional investments in real estate notes receivable, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate as described elsewhere under this heading. Furthermore, if there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the properties under our mortgage loans quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Additionally, if we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. Thus, we do not know whether the values of the property securing any of our investments in real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties decline, our risk will increase and the value of our interests may decrease.
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
Our operating results depend upon our ability to maintain and increase rental rates at our properties while also maintaining or increasing occupancy. The rental rates for expiring leases may be higher than starting rental rates for new leases and we may also be required to offer greater rental concessions than we have historically. The rental rate spread between expiring leases and new leases may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our portfolio, our business, financial condition and results of operation, the market price of our common stock and ability to pay distributions to our stockholders could be adversely affected.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenue does not increase, which could cause our results of operations to be adversely affected.
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected. The expenses of owning and operating MOBs and other facilities that serve the healthcare industry are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenue declines, we may not be able to reduce our expenses accordingly. Certain costs associated with real estate investments may not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take possession of the property, resulting in a further reduction in our net income.
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
Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could increase the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or other claims or fines could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing. Our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may also adversely affect our properties.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.
Under the ADA all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition and results of operations, the market price of our common stock and ability to make distributions to our stockholders may be adversely affected.
Risks Related to the Healthcare Industry
New laws or regulations affecting the heavily regulated healthcare industry, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental agencies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders.
Many of our medical properties and our tenants may require a license or multiple licenses or a CON to operate. Failure to obtain a license or a CON, or loss of a required license or a CON would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of facilities that serve the healthcare industry, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
Comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations, the market price of our common stock and our ability to pay distributions to stockholders.
The Patient Protection and Affordable Care Act of 2010, along with other healthcare reform efforts, provide comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected by these laws.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, and self-insured employers, among others. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could impact the revenue of our tenants.
The healthcare industry also faces various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. A focus on controlling costs could have an adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have an adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.

Government budget deficits could lead to a reduction in Medicaid and Medicare reimbursement, which could adversely affect the financial condition of our tenants.
Adverse U.S. economic conditions have negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes, and eligibility expansions required by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under both the federal Medicare program and state Medicaid programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our tenants and their ability to meet their obligations to us, which could, in turn, have an adverse effect on our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
Some tenants at our MOBs and our other facilities that serve the healthcare industry are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
As described in the Item 1 - Business, there are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. In the ordinary course of their business, our tenants may be subject to inquiries, investigations and audits by federal and state agencies as well as whistleblower suits under the False Claims Act from private individuals. An investigation by a federal or state governmental agency for violation of fraud and abuse laws, a whistleblower suit, or the imposition of criminal/civil penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments. In turn, this may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Comprehensive healthcare reform legislation could adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), along with other healthcare reform efforts, provide comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected by these laws.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements, and self-insured employers, among others. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could impact the revenue of our tenants.
The healthcare industry also faces various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. A focus on controlling costs could have an adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Risks Related to Debt Financing
We have and intend to incur indebtedness, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our Company.
As of December 31, 2014, we had fixed and variable rate debt of $1.4 billion outstanding. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.
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
The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness, limitations on mergers, investments, acquisitions, redemptions of capital stock, and transactions with affiliates; and maintenance of specified financial ratios. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have an adverse effect on our financial condition and results of operations.
Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements into which we have entered and may enter could impair our cash flow, our operating flexibility and our results of operations.
In connection with the purchase of real estate, we have entered and may continue to enter into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. For instance, the economic terms of such relationships may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. While we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.
Our joint venture partners may also have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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
To continue to qualify as a REIT and to avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations or cause us to forgo otherwise attractive opportunities.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (a) 85% of our ordinary income; (b) 95% of our capital gain net income; and (c) 100% of our undistributed income from prior years. These requirements could cause us to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments. These requirements could additionally cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To preserve our qualification as a REIT, our charter contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of HTA or other transaction that may be benefit our stockholders.
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
These ownership limits may prohibit business combinations that would otherwise have otherwise been approved by our Board of Directors and our stockholders, and may also decrease our stockholders’ ability to sell their shares of our common stock. These ownership limits could also delay, defer or prevent a transaction, such as a tender offer, or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

Risks Related to Our Common Stock
The price of our common stock has and may continue to fluctuate, which may make it difficult for you to sell our common stock when you want to do so, or at prices you find attractive.
The price of our common stock on the New York Stock Exchange (“NYSE”) constantly changes and has been subject to price fluctuations. We expect that the market price of our common stock will continue to fluctuate. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	future sales of substantial amounts of common stock by our existing or future stockholders;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.
In addition, the stock market in general may experience extreme volatility that may be unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.
Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect the market price of our common stock.
In the future, we may issue debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Our Board of Directors may issue such securities without stockholder approval and under Maryland law may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We are not required to offer any such additional debt or equity securities to existing holders of our common stock on a preemptive basis. Therefore, offerings by us of our common stock or other equity securities may dilute the percentage ownership interest of our existing stockholders. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Depending upon the terms and pricing of any additional offerings and the value of our properties and other real estate related assets, our stockholders may also experience dilution in both the book value and fair market value of their shares. As a result, future offerings of our debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the distributions that we pay with respect to our common stock.
The availability and timing of cash distributions to our stockholders is uncertain, which could adversely affect the market price of our common stock and may include a return of capital.
Our organizational documents do not establish a limit on the amount of net proceeds we may use to fund distributions. All distributions, however, will be at the sole discretion of our Board of Directors and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and FFO, maintenance of our REIT qualification and such other matters as our Board of Directors may deem relevant from time to time. We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to our stockholders. We are also restricted by the terms of our existing debt instruments from paying distributions in excess of certain financial metrics. Thus, we cannot assure our stockholders that sufficient cash will be available to make distributions or that the amount of distributions will increase over time.

Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of our common stock. In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. If we fail for any reason to distribute at least 90% of our ordinary taxable income, we would not qualify for the favorable tax treatment accorded to REITs. To maintain our qualification as a REIT, we may need to fund distributions from external sources, such as borrowed funds, which may reduce the amount of proceeds available for investment and operations. Additionally, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital, which will decrease our stockholders’ tax basis in their investment in shares of our common stock.
Increases in market interest rates and related risks may cause the value of our investments in real estate related assets to be reduced and could result in a decrease in the value of our common stock.
One of the factors that may influence the price of our common stock will be the dividend distribution rate on our common stock (as a percentage of the price of our common stock) relative to market interest rates. If market interest rates rise, prospective purchasers of common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution. In fact, if market interest rates rise, the market value of our fixed income securities would likely decline, our borrowing costs would likely increase and our funds available for distribution would likely decrease. During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which may force us to reinvest in lower yielding securities. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our investments in real estate related assets. Therefore, we may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common stock, which would reduce the demand for, and result in a decline in the market price of, our common stock.
If securities analysts do not publish research or reports about our business or if they downgrade our common stock or the healthcare property sector, the price of our common stock could decline.
The trading market for our common stock will rely in part upon the research and reports that industry or financial analysts publish about us or our business. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose the attention of the market, which in turn could cause the price of our common stock to decline.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $3.3 billion in MOBs and other facilities that serve the healthcare industry through December 31, 2014. As of December 31, 2014, our portfolio is comprised of approximately 14.8 million square feet of GLA, with a leased rate of 92.0% (includes leases which have been executed, but which have not yet commenced). Approximately 96% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 28 states, with no state having more than 13% of the total GLA as of December 31, 2014. All but one of our properties are 100% owned.
As of December 31, 2014, we owned fee simple interests in properties representing 68% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 32% of our total GLA. As of December 31, 2014, these leasehold interests had an average remaining term of 54.7 years.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Lease Expirations
The following table presents the sensitivity of our annualized base rent due to lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Leases Expiring	Total GLA of Expiring Leases (2)	Percent of GLA Represented by Expiring Leases	Annualized Base Rent (2) (3)	Percent of Total Annualized Base Rent
Month-to-month	116	187	1.4%	$3,754	1.2%
2015	326	739	5.4	17,594	5.8
2016	321	1,125	8.2	24,758	8.2
2017	344	1,373	10.1	29,783	9.9
2018	299	1,657	12.1	34,327	11.4
2019	246	1,159	8.5	27,622	9.1
2020	190	940	6.9	20,364	6.7
2021	185	1,464	10.7	29,748	9.9
2022	124	930	6.8	22,224	7.4
2023	47	695	5.1	13,467	4.5
2024	79	1,265	9.3	25,442	8.4
Thereafter	114	2,122	15.5	52,817	17.5
Total	2,391	13,656	100%	$301,900	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) In thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2014 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2014:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1) (2)	Percent of Annualized Base Rent
Arizona	1,237	8.3%	$21,837	7.2%
California	283	1.9	5,109	1.7
Colorado	371	2.5	8,106	2.7
Florida	1,856	12.5	38,291	12.7
Georgia	669	4.5	13,929	4.6
Hawaii	140	1.0	3,641	1.2
Illinois	139	0.9	4,610	1.5
Indiana	1,270	8.6	19,150	6.3
Kansas	64	0.4	1,745	0.5
Maryland	181	1.2	4,387	1.5
Massachusetts	658	4.4	18,176	6.0
Michigan	203	1.4	4,995	1.7
Minnesota	158	1.1	1,636	0.5
Missouri	296	2.0	7,337	2.4
Nevada	73	0.5	1,621	0.5
New Hampshire	72	0.5	1,320	0.4
New Mexico	54	0.4	1,370	0.5
New York	1,185	8.0	24,663	8.2
North Carolina	285	1.9	5,794	1.9
Ohio	323	2.2	3,790	1.3
Oklahoma	186	1.3	3,628	1.2
Pennsylvania	1,204	8.1	21,689	7.2
South Carolina	1,209	8.1	22,729	7.5
Tennessee	441	3.0	8,078	2.7
Texas	1,799	12.1	45,102	14.9
Utah	112	0.8	1,903	0.6
Virginia	63	0.4	579	0.3
Wisconsin	315	2.0	6,685	2.3
Total	14,846	100%	$301,900	100%

(1) In thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2014 by 12 (excluding the impact of abatements, concessions, and straight-line rent).
Item 3. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Effective December 15, 2014, HTA completed a Reverse Stock Split of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. The par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. All prior periods have been adjusted to reflect the Reverse Stock Split.
Market Information
The following table sets forth the high and low sales prices of its common stock as reported on the NYSE, after giving effect to the Reverse Stock Split.

	2014		2013
	High	Low	High	Low
First Quarter	$23.32	$19.44	$24.42	$19.80
Second Quarter	25.32	22.26	26.68	21.60
Third Quarter	25.18	23.02	22.80	19.86
Fourth Quarter	27.64	23.08	23.50	19.42
There is no established market for trading HTALP’s common units.
Stock Performance Graph
The graph below compares the cumulative returns of HTA, US REIT Index (RMS), S&P 500 Index and SNL Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2014, after giving effect to the Reverse Stock Split. The total returns assume dividends are reinvested.

Stockholders
As of February 18, 2015, HTA had 3,148 stockholders of record.

Dividends
The following were the dividends declared per share by HTA, after giving effect to the Reverse Stock Split:

	2014	2013
First Quarter	$0.2875	$0.2875
Second Quarter	0.2875	0.2875
Third Quarter	0.2900	0.2875
Fourth Quarter	0.2900	0.2875
Total	$1.1550	$1.1500
The dividend HTA pays to its stockholders is equal to the distributions received from HTALP according to the terms of HTALP’s partnership agreement. Therefore, the distribution amounts for HTALP are the same as the dividend amounts above for HTA.
On February 17, 2015, HTA’s Board of Directors authorized a quarterly cash dividend of $0.29 per share to be paid on April 2, 2015 to stockholders of record on March 27, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2014, HTA repurchased shares of its common stock as follows, after giving effect to the Reverse Stock Split:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	6,470	$24.18	—	—
November 1, 2014 to November 30, 2014	—	—	—	—
December 1, 2014 to December 31, 2014	12,193	26.97	—	—

(1) Purchases mainly represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the NYSE.

(2) For each share of common stock redeemed by HTA, HTALP redeems a corresponding number of units in the operating partnership. Therefore, the units in the operating partnership repurchased by HTALP are the same as the shares of common stock repurchased by HTA above.

Securities Authorized for Issuance under Equity Compensation Plans
The Amended and Restated 2006 Incentive Plan (the “Plan”) authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 5,000,000, after giving effect to the Reverse Stock Split.
Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities Paid
In December 2014, in connection with certain acquisitions, we issued 692,234 Class A units of HTALP (“Class A Units”), after giving effect to the Reverse Stock Split. The Class A Units had a market value of $17.0 million upon issuance and were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). At any time after the first anniversary of the issuance, the Class A Unit holder has the right to redeem its Class A Units for cash or shares of common stock of HTA. HTA has the sole and absolute discretion on whether the Class A Units are redeemed for cash or shares of common stock of HTA.

Item 6. Selected Financial Data
The following should be read with Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, our accompanying consolidated financial statements and the notes thereto, as acquisitions, changes in accounting policies and other items impact the comparability of our financial data. Our historical results are not necessarily indicative of results for any future period.
Healthcare Trust of America, Inc.

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Real estate investments, net	$2,822,844	$2,526,991	$2,231,530	$2,038,339	$2,057,814
Total assets	3,041,650	2,752,334	2,414,090	2,291,629	2,271,795
Debt	1,412,461	1,214,241	1,037,359	639,149	706,526
Noncontrolling interest	29,282	12,543	10,329	—	—
Total equity	1,476,421	1,399,749	1,264,595	1,567,340	1,487,246

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues (1)	$371,505	$321,601	$299,644	$274,438	$203,081
Rental expenses (1)	113,508	97,316	95,307	88,760	65,662
Net income (loss) attributable to common stockholders	45,371	24,261	(24,424)	5,541	(7,903)
Net income (loss) attributable to common stockholders per share - basic (2)	0.38	0.21	(0.22)	0.05	(0.10)
Net income (loss) attributable to common stockholders per share - diluted (2)	0.37	0.21	(0.22)	0.05	(0.10)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$168,499	$147,824	$116,785	$111,807	$58,503
Cash flows used in investing activities	(259,702)	(374,700)	(283,545)	(65,958)	(626,849)
Cash flows provided by (used in) financing activities	83,535	229,001	113,225	(5,628)	378,615
Other Data:
Dividends declared to stockholders	$139,355	$132,680	$142,044	$162,597	$120,507
Dividends declared per share (2)	1.16	1.15	1.28	1.45	1.45
Dividends paid in cash to stockholders	137,158	129,360	93,273	84,800	60,176
Dividends reinvested	—	—	31,916	75,864	56,551
FFO (3)	157,746	145,908	91,994	113.083	70,658
Normalized FFO (3)	176,639	147,834	135,262	116,378	84,407
NOI (4)	257,997	224,285	204,337	185,678	137,419

(1) The amounts for 2010-2013 differ from amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(2) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
(3) For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” in Item 7, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measures.

(4) For additional information on NOI, see “NOI, Cash NOI and Same-Property Cash NOI” in Item 7, which includes a reconciliation to net income or loss and an explanation of why we present this non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Real estate investments, net	$2,822,844	$2,526,991	$2,231,530	$2,038,339	$2,057,814
Total assets	3,041,650	2,752,334	2,414,090	2,291,629	2,271,795
Debt	1,412,461	1,214,241	1,037,359	639,149	706,526
Total partners’ capital	1,476,421	1,401,294	1,266,199	1,568,927	1,488,811

	Year Ended December 31,
(In thousands, except per unit data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues (1)	$371,505	$321,601	$299,644	$274,438	$203,081
Rental expenses (1)	113,508	97,316	95,307	88,760	65,662
Net income (loss) attributable to common unitholders	45,861	24,633	(24,408)	5,563	(7,894)
Net Income (loss) attributable to common unitholders per unit - basic (2)	0.38	0.21	(0.22)	0.05	(0.10)
Net Income (loss) attributable to common unitholders per unit - diluted (2)	0.38	0.21	(0.22)	0.05	(0.10)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$168,499	$147,824	$116,785	$111,807	$58,503
Cash flows used in investing activities	(259,702)	(374,700)	(283,545)	(65,958)	(626,849)
Cash flows provided by (used in) financing activities	83,535	229,001	113,225	(5,628)	378,615
Other Data:
Distributions declared to general partner	$139,355	$132,680	$141,944	$162,483	$120,451
Distributions declared per unit (2)	1.16	1.15	1.28	1.45	1.45
Distributions paid in cash to general partner	137,158	129,360	93,273	84,800	60,176
Distributions reinvested	—	—	31,916	75,864	56,551
FFO (3)	158,236	146,280	92,010	113,105	70,667
Normalized FFO (3)	176,639	147,835	135,262	116,378	84,416
NOI (4)	257,997	224,285	204,337	185,678	137,419

(1) The amounts for 2010-2013 differ from amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(2) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
(3) For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” in Item 7, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measures.

(4) For additional information on NOI, see “NOI, Cash NOI and Same-Property Cash NOI” in Item 7, which includes a reconciliation to net income or loss and an explanation of why we present this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of December 31, 2014 and 2013, together with results of operations and cash flows for the years ended December 31, 2014, 2013, and 2012.
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
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future MOB market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors are included herein and other filings with the SEC.

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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. based on GLA. HTA conducts substantially all of its operations through HTALP. We are primarily focused on acquiring, owning and operating high quality MOBs that are predominantly located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective we (i) generate internal growth through proactive asset management, leasing and property management, (ii) target accretive investments in MOBs that are on the campuses of, or aligned with, healthcare systems and located in markets with attractive demographics that complement our existing portfolio and (iii) actively manage our balance sheet to maintain flexibility with low leverage.
Since 2006, we have invested $3.3 billion to create a portfolio of MOBs and other healthcare assets totaling approximately 14.8 million square feet of GLA throughout the U.S. Approximately 96% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. The leased rate for our portfolio was 92.0% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.4% as of December 31, 2014. Approximately 57% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency as of December 31, 2014.
Our portfolio is diversified geographically across 28 states, with no state having more than 13% of our total GLA as of December 31, 2014. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for MOBs, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Albany, Atlanta, Boston, Charleston, Dallas, Denver, Greenville, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•	For the year ended December 31, 2014, we had net income of $46.0 million, compared to $24.7 million for the year ended December 31, 2013.

•
For the year ended December 31, 2014, HTA’s Normalized FFO was $1.46 per diluted share, or $176.6 million, an increase of $0.17 per diluted share, or 13%, compared to the year ended December 31, 2013. For the year ended December 31, 2014, HTALP’s Normalized FFO was $1.46 per diluted unit, or $176.6 million, an increase of $0.18 per diluted unit, or 14%, compared to the year ended December 31, 2013.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income or loss attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2014, our total revenue increased 15.5%, or $49.9 million, to $371.5 million, compared to the year ended December 31, 2013.

•	For the year ended December 31, 2014, our NOI increased 15.0%, or $33.7 million, to $258.0 million, compared to the year ended December 31, 2013.

Internal Growth Through Proactive Asset Management Leasing and Property Management

•	For the year ended December 31, 2014, our Same-Property Cash NOI increased 3.0%, or $6.0 million, to $206.0 million, compared to the year ended December 31, 2013.

•
For additional information on Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income or loss and an explanation of why we present these non-GAAP financial measures.

•	As of December 31, 2014, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA and our occupancy rate was 91.4% by GLA.

•	We entered into new and renewal leases on approximately 1.6 million square feet of GLA during the year ended December 31, 2014.

•
Tenant retention for the portfolio was 83% for the year, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Relationship-Focused Strategy
We have been one of the most active investors in the medical office sector over the last eight years and have developed significant industry relationships with health systems, physician practices, regional medical office developers and management firms.

•	We acquired $439.5 million of MOBs in 2014, an increase in our portfolio size by approximately 15% based on purchase price.

•
Based on GLA, 88% of our 2014 acquisitions were either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems. The leased rate at closing of these acquired properties was 95%.

•
We will continue our emphasis on long-term relationship building as we have over the last eight years. We believe these relationships will result in additional opportunities that will increase the growth and attractiveness of our portfolio over time.

•
Approximately 81% of our 2014 acquisitions by GLA were located in our target markets of Boston, Charleston, Denver, Miami, Raleigh, Tampa and White Plains. The remaining properties were located in markets of Baltimore and Honolulu.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2014, we had total liquidity of $868.9 million, including cash and cash equivalents of $10.4 million and $858.5 million available on our Unsecured Credit Agreement. Our leverage ratio of debt to capitalization was 29.2%.

•
In 2014, the Company issued a total of $171.2 million comprised of $154.2 million from the sale of shares of common stock at an average price of $24.21 per share, after giving effect to the Reverse Stock Split, and $17.0 million from the issuance of Class A Units of HTALP.

•	In May 2014, Standard & Poor’s upgraded our investment grade credit rating to BBB, with a stable outlook.

•	In June 2014, we issued and sold $300.0 million of 7-year unsecured senior notes at an interest rate of 3.375% per annum.

•
In January and November 2014, we amended our Unsecured Credit Agreement. The amendment increased the amount available under the unsecured revolving credit facility by $150.0 million to $800.0 million. In addition, the amendments extended the maturity dates to January 2020 (including extension options) and decreased borrowing costs.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires our management to use judgment in the application of accounting principles, including making estimates. We base our estimates on experience and various other assumptions we believe are reasonable under the circumstances. These estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. However, if our judgment or interpretation of the facts and circumstances relating to the various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. We periodically reevaluate our estimates and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates about matters that are inherently uncertain. Below is a discussion of accounting policies that we consider critical as they may require more complex judgment in their application or require estimates about matters that are inherently uncertain. For further information on significant accounting policies that impact us, see Note 2 to the accompanying consolidated financial statements.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and joint venture entities in which we own a majority interest with the ability control operations. We consolidate variable interest entities (“VIEs”) when we are the primary beneficiary. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
We make judgments with respect to our level of influence or control and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form or ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.
Revenue Recognition and Allowance for Uncollectible Accounts
Rental revenue is our primary source of revenue. At the inception of a new lease we assess the terms and conditions to determine proper classification. If the estimates utilized by us in our assessment were different, then our lease classification for accounting purposes may have been different, which could impact the timing and amount of revenue recognized.
We recognize rental revenue from operating leases on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant receivables, including straight-line rent receivables, are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Our determination of the adequacy of these allowances requires judgment and is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Our estimates may differ from actual results, which could significantly impact our consolidated financial statements.
Real Estate Acquisitions
We record the purchase price of completed business acquisitions to tangible and intangible assets and liabilities based on their respective fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price of the applicable completed acquisition property is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration. The determination of the fair value requires us to make certain estimates and assumptions.
The fair value of the land and buildings and improvements is based upon our determination of the value of the property as if it were to be replaced or as if it were vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of in place leases is based on our evaluation of the specific characteristics of each tenant’s lease. The factors considered include estimated lease-up periods, market rent and other market conditions.

We analyze the acquired leases to determine whether the rental rates are above or below market. The value associated with above or below market leases is based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease.
We analyze the acquired leasehold interests to determine whether the rental rates are above or below market. The value associated with above or below market leasehold interests is based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.
We record debt or interest rate swaps assumed at fair value. The amount of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The value of interest rate swaps is based upon a discounted cash flow analysis on the expected cash flows, taking into account interest rate curves and the period to maturity.
We record contingent consideration at fair value as of the acquisition date and reassess the fair value as of the end of each reporting period, with any changes being recognized in earnings.
We are required to make certain estimates in order to determine the fair value of the tangible and intangible assets and liabilities acquired in a business combination. Our assumptions directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation and amortization lives. In addition, the amortization and depreciation of these assets and liabilities are recorded in different line items in our accompanying consolidated statements of operations.
Recoverability of Real Estate and Real Estate Related Assets
We assess the impairment of a real estate asset when events or changes in circumstances indicate its carrying amount may not be recoverable. In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset group related to the property. The fair value of the property is based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property.
Also, we evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment charge would be recognized in the current year as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 to our accompanying consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Item 1A - Risk Factors, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
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

Acquisitions and Dispositions
During the year ended December 31, 2014, we had acquisitions with an aggregate purchase price of $439.5 million. During the year ended December 31, 2014, we completed dispositions for an aggregate gross sales price of $82.9 million. During the year ended December 31, 2013, we completed acquisitions for an aggregate purchase price of $397.8 million. During the year ended December 31, 2012, we completed acquisitions for an aggregate purchase price of $294.9 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Years Ended December 31, 2014, 2013 and 2012
As of December 31, 2014, we owned and operated approximately 14.8 million square feet of GLA, with a 92.0% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.4% occupancy rate. As of December 31, 2013, we owned and operated approximately 14.1 million square feet of GLA, with a 91.6% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.2% occupancy rate. As of December 31, 2012, we owned and operated approximately 12.6 million square feet of GLA, with a 91.1% leased rate (includes leases which have been executed, but which have not yet commenced) and a 90.6% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $33.7 million to $258.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase was primarily due to the $31.8 million of additional NOI from our 2013 and 2014 acquisitions, partially offset by a $1.8 million decrease in NOI from our buildings disposed of by us during the year. NOI increased $19.9 million to $224.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to the $19.2 million of additional NOI from our 2012 and 2013 acquisitions and the decrease in operating expenses as discussed below.
Same-Property Cash NOI increased $6.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies. Same-Property Cash NOI increased $5.1 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily the result of rent escalators and the decrease in property operating expenses as a result of operating efficiencies from the transition of additional properties to our in-house property management and leasing platform.
Rental Income
For the years ended December 31, 2014, 2013 and 2012, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contractual rental income	$357,704	$308,911	$284,667
Straight-line rent and amortization of above/below market leases	7,692	6,418	7,716
Other operating revenue	4,175	3,714	2,957
Total	$369,571	$319,043	$295,340

Contractual rental income increased $48.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to $44.4 million of additional contractual rental income from our 2013 and 2014 acquisitions and contractual rent increases, partially offset by a $3.1 million decrease from our buildings disposed of by us during the year. For the year ended December 31, 2014, we entered into new and renewal leases of approximately 1.6 million square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $20.75 per square foot of GLA compared to an average ending annual base rent of $21.01 per square foot of GLA for expiring leases. Leases that expired in 2014 had rents that were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the year ended December 31, 2014, new leases had tenant improvements, leasing commissions and tenant concessions of $19.51, $4.14 and $5.20 per square foot of GLA, respectively, compared to $21.47, $5.43 and $3.63 per square foot of GLA, respectively, for the year ended December 31, 2013. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $2.44, $1.14 and $1.08 per square foot of GLA, respectively, for the year ended December 31, 2014 compared to $4.35, $2.48 and $1.50, respectively, for the year ended December 31, 2013.

Contractual rental income increased $24.2 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to $26.3 million of additional contractual rental income from our 2012 and 2013 acquisitions and contractual rent increases, partially offset by the decrease in expense reimbursement revenue as a result of the decrease in rental expense as discussed below. For the year ended December 31, 2013, we entered into new and renewal leases of approximately 1.4 million square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $21.19 per square foot of GLA compared to an average ending annual base rent of $21.06 per square foot of GLA for expiring leases. Leases that expired in 2013 had rents that were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the year ended December 31, 2013, new leases had tenant improvements, leasing commissions and tenant concessions of $21.47, $5.43 and $3.63 per square foot of GLA, respectively, compared to $22.45, $4.63 and $3.96 per square foot of GLA, respectively, for the year ended December 31, 2012. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $4.35, $2.48 and $1.50 per square foot of GLA, respectively, for the year ended December 31, 2013 compared to $3.44, $1.52 and $1.00, respectively, for the year ended December 31, 2012.
Rental Expenses
For the years ended December 31, 2014, 2013 and 2012, rental expenses attributable to our properties were $113.5 million, $97.3 million and $95.3 million, respectively. The increase in rental expenses for the year ended December 31, 2014, compared to 2013, was primarily due to $15.7 million of additional rental expenses associated with our 2013 and 2014 acquisitions. The increase in rental expenses for the year ended December 31, 2013, compared to 2012, was primarily due to $8.7 million of additional rental expenses associated with our 2012 and 2013 acquisitions, partially offset by operating efficiencies as a result of the transition of additional properties to our in-house asset management platform.
General and Administrative Expenses
For the years ended December 31, 2014, 2013 and 2012, general and administrative expenses were $24.9 million, $24.4 million and $21.7 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead, professional fees, among other items.
Non-Traded REIT Expenses
The year ended December 31, 2012 was the last year we incurred non-traded REIT expenses due to our listing on the NYSE in June 2012. Upon the listing, all unvested awards were accelerated and the associated expense was recorded in listing expense. For the years ended December 31, 2014, 2013 and 2012, non-traded REIT expenses were $0.0 million, $0.0 million and $4.3 million, respectively.
Acquisition-Related Expenses
For the years ended December 31, 2014, 2013 and 2012, acquisition-related expenses were $9.5 million, $7.5 million and $8.8 million, respectively. The increase in acquisition-related expenses for the year ended December 31, 2014, compared to 2013, is primarily due to increased acquisition activity during 2014. The decrease in acquisition-related expenses for the year ended December 31, 2013, compared to 2012, is primarily due to certain acquisition-related payments in 2012, partially offset by increased acquisition activity in 2013.
Depreciation and Amortization Expense
For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense was $140.4 million, $121.6 million and $116.4 million, respectively. The increase in depreciation and amortization expense from year to year was primarily due to the increase in the size of our portfolio.
Listing Expenses
For the years ended December 31, 2014, 2013 and 2012, listing expenses were $0.0 million, $4.4 million and $22.6 million. Listing expenses primarily included professional fees and share-based compensation expense associated with the LTIP awards that were granted in connection with the listing and the acceleration of equity awards as discussed above in non-traded REIT expenses. As result of the listing in June 2012, listing expenses were higher in 2012 than in 2013. We did not incur any listing expenses subsequent to March 31, 2013.
Interest Expense and Net Change in the Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in the fair value of derivative financial instruments increased by $5.1 million during the year ended December 31, 2014, compared to 2013. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014, partially offset by the decreased interest rate on our Unsecured Credit Agreement as a result of the amendments executed during 2014. During the year ended December 31, 2014, the fair market value of our derivatives decreased $2.9 million, compared to a net increase of $10.8 million during the year ended December 31, 2013.

Interest expense excluding the impact of the net change in the fair value of derivative financial instruments increased by $7.1 million during the year ended December 31, 2013, compared to 2012. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in March 2013, partially offset by the payoff of the $125.5 million secured real estate term loan in March 2013. During the year ended December 31, 2013, the fair market value of our derivatives increased $10.8 million, compared to a net decrease of $7.7 million during the year ended December 31, 2012.
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
Gain on Sales of Real Estate
For the year ended December 31, 2014, we realized gains of $27.9 million from the disposition of three portfolios of MOBs. We did not sell any properties during the years ended December 31, 2013 and 2012.
Loss on Extinguishment of Debt
For the years ended December 31, 2014 and 2012, loss on extinguishment of debt was $4.7 million and $1.9 million, respectively, as a result of the early retirement of certain mortgage loans. There was no early retirement of mortgage loans during the year ended December 31, 2013.
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
We also compute Normalized FFO, which excludes from FFO (i) acquisition-related expenses, (ii) listing expenses, (iii) net gain or loss on change in the fair value of derivative financial instruments, (iv) transitional expenses, (v) gain or loss on extinguishment of debt, (vi) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and (vii) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares of HTA common stock or HTALP partnership units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income or loss attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders	$45,371	$24,261	$(24,424)
Depreciation and amortization expense	140,269	121,647	116,418
Gain on sales of real estate	(27,894)	—	—
FFO	$157,746	$145,908	$91,994
Acquisition-related expenses	9,545	7,523	8,843
Listing expenses	—	4,405	22,573
Net (gain) loss on change in fair value of derivative financial instruments	2,870	(10,796)	7,667
Transitional expenses	—	—	2,197
Loss on extinguishment of debt, net	4,663	—	1,886
Noncontrolling income from partnership units included in diluted shares	490	371	16
Other normalizing items (1)	1,325	423	86
Normalized FFO	$176,639	$147,834	$135,262

Net income (loss) attributable to common stockholders per diluted share (2)	$0.37	$0.21	$(0.22)
FFO adjustments per diluted share, net (2)	0.93	1.06	1.05
FFO per diluted share (2)	$1.30	$1.27	$0.83
Normalized FFO adjustments per diluted share, net (2)	0.16	0.02	0.38
Normalized FFO per diluted share (2)	$1.46	$1.29	$1.21

Weighted average number of diluted common shares outstanding (2)	121,168	114,970	111,357

(1) For the year ended December 31, 2014, other normalizing items primarily include the write-off of deferred financing costs related to refinancing our Unsecured Credit Agreement.
(2) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income or loss attributable to common unitholders for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit data):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common unitholders	$45,861	$24,633	$(24,408)
Depreciation and amortization expense	140,269	121,647	116,418
Gain on sales of real estate	(27,894)	—	—
FFO	$158,236	$146,280	$92,010
Acquisition-related expenses	9,545	7,523	8,843
Listing expenses	—	4,405	22,573
Net (gain) loss on change in fair value of derivative financial instruments	2,870	(10,796)	7,667
Transitional expenses	—	—	2,197
Loss on extinguishment of debt, net	4,663	—	1,886
Other normalizing items (1)	1,325	423	86
Normalized FFO	$176,639	$147,835	$135,262

Net income (loss) attributable to common unitholders per diluted unit (2)	$0.38	$0.21	$(0.22)
FFO adjustments per diluted unit, net (2)	0.92	1.06	1.04
FFO per diluted unit (2)	$1.30	$1.27	$0.82
Normalized FFO adjustments per diluted unit, net (2)	0.16	0.01	0.38
Normalized FFO per diluted unit (2)	$1.46	$1.28	$1.20

Weighted average number of diluted common units outstanding (2)	121,340	115,565	112,341

(1) For the year ended December 31, 2014, other normalizing items primarily include the write-off of deferred financing costs related to refinancing our Unsecured Credit Agreement.
(2) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) non-traded REIT expenses, (iii) acquisition-related expenses, (iv) depreciation and amortization expense, (v) listing expenses, (vi) interest expense and net change in fair value of derivative financial instruments, (vii) gain or loss on sales of real estate, (viii) gain or loss on extinguishment of debt, and (ix) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “Same-Property.” Same-Property Cash NOI excludes properties which have not been owned and operated during the entire span of all periods presented or are intended to be sold in the near term, notes receivable interest income and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income or loss for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$45,994	$24,684	$(24,368)
General and administrative expenses	24,947	24,448	21,741
Non-traded REIT expenses	—	—	4,340
Acquisition-related expenses	9,545	7,523	8,843
Depreciation and amortization expense	140,432	121,647	116,418
Listing expenses	—	4,405	22,573
Interest expense and net change in fair value of derivative financial instruments	60,359	41,620	52,993
Gain on sales of real estate	(27,894)	—	—
Loss on extinguishment of debt, net	4,663	—	1,886
Other income	(49)	(42)	(89)
NOI	$257,997	$224,285	$204,337
Straight-line rent adjustments, net	(8,106)	(6,553)	(7,857)
Amortization of below and above market leases, net	2,553	2,118	2,203
Lease termination fees	(48)	(36)	(114)
Cash NOI	$252,396	$219,814	$198,569

The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Cash NOI	$252,396	$219,814
Notes receivable interest income	(1,563)	(2,267)
Non Same-Property Cash NOI	(44,797)	(17,550)
Same-Property Cash NOI (1)	$206,036	$199,997

(1) Same-Property includes 256 buildings for the years ended December 31, 2014 and 2013.
The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Cash NOI	$219,814	$198,569
Notes receivable interest income	(2,267)	(4,164)
Non Same-Property Cash NOI	(37,355)	(19,303)
Same-Property Cash NOI (1)	$180,192	$175,102

(1) Same-Property includes 239 buildings for the years ended December 31, 2013 and 2012.
Liquidity and Capital Resources
Our primary sources of cash include (i) cash flow from operations, (ii) borrowings under our Unsecured Credit Agreement, and (iii) proceeds from the issuances of debt and equity securities. During the next 12 months our primary uses of cash are expected to include (i) acquisitions of MOBs and other facilities that serve the healthcare industry, (ii) capital expenditures, (iii) the payment of operating expenses, (iv) debt service payments including principal payments, and (v) paying dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our Unsecured Credit Agreement, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Acquisitions and maturing indebtedness may require funds from the issuance of debt and/or equity securities.
As of December 31, 2014, we had liquidity of $868.9 million, including $858.5 million available on our Unsecured Credit Agreement (includes the impact of $5.5 million of outstanding letters of credit) and $10.4 million of cash and cash equivalents. Subsequent to December 31, 2014, HTA executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to a total of $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
In November 2013, HTA commenced an at-the-market (“ATM”) offering with an aggregate sales price of up to $300.0 million of its common stock. The ATM offering program was amended in February 2014, primarily to add sales agents to the program. Additionally, as of December 31, 2014, $256.6 million was available for issuance under our ATM program. In addition, we had unencumbered properties with a gross book value of $2.5 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance. In May 2014, Standard & Poor’s upgraded our investment grade credit rating to BBB, with a stable outlook.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2014, we estimate that our expenditures for capital improvements for 2015 will range from $15 million to $25 million depending on leasing activity. As of December 31, 2014, we had $10.6 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.

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
Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Change
Cash and cash equivalents - beginning of year	$18,081	$15,956	$2,125
Net cash provided by operating activities	168,499	147,824	20,675
Net cash used in investing activities	(259,702)	(374,700)	114,998
Net cash provided by financing activities	83,535	229,001	(145,466)
Cash and cash equivalents - end of year	$10,413	$18,081	$(7,668)
Net cash provided by operating activities increased in 2014 primarily due to the impact of our acquisitions. We anticipate cash flows from operating activities to increase as a result of contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the year ended December 31, 2014, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $307.3 million (excludes assumption of secured mortgage debt) and capital expenditures of $29.0 million, partially offset by proceeds from the sale of real estate of $78.9 million and proceeds from the collection of real estate notes receivable of $28.5 million. For the year ended December 31, 2013, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $340.3 million and capital expenditures of $25.4 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the year ended December 31, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and the net proceeds of shares of common stock issued of $152.0 million, partially offset by dividends to holders of our common stock of $137.2 million, payments on our mortgage and term loans of $192.2 million and net payments on our unsecured revolving credit facility of $19.0 million. For the year ended December 31, 2013, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and the net proceeds of shares of common stock issued through our prior ATM program of $240.7 million, partially offset by payments on our secured real estate term loan and mortgage loans of $157.0 million, net payments on our unsecured revolving credit facility of $17.0 million and dividends to holders of our common stock of $129.4 million.
Dividends
The amount of dividends HTA pays to its stockholders is determined by its Board of Directors, in its sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Code. HTA has paid dividends monthly or quarterly since February 2007, and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. HTA’s organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend HTA pays to its stockholders is equal to the distributions received from HTALP in accordance with the terms of HTALP’s partnership agreement. In July 2014, HTA’s Board of Directors determined that it was in the best interest of its stockholders to increase the quarterly dividends to an annualized rate of $1.16 per share, after giving effect to the Reverse Stock Split. It is HTA’s intention to continue to pay dividends. However, HTA’s Board of Directors may reduce our dividend rate and HTA cannot guarantee the timing and amount of dividends that it may pay in the future, if any.
For the year ended December 31, 2014, HTA paid cash dividends of $137.2 million. In January 2015, HTA paid cash dividends of $36.3 million for the quarter ended December 31, 2014. On February 17, 2015, HTA’s Board of Directors authorized a quarterly cash dividend of $0.29 per share to be paid on April 2, 2015 to stockholders of record on March 27, 2015.

Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of December 31, 2014, our leverage ratio of debt to capitalization was 29.2%.
As of December 31, 2014, we had debt outstanding of $1.4 billion and the weighted average interest rate was 3.76% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 8 to our accompanying consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2014, $758.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. Subsequent to December 31, 2014, HTA executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to total of $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of December 31, 2014, we had $355.0 million of unsecured term loans outstanding comprised of a $200.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. The $200.0 million term loan includes a one-year extension, at the option of the borrower, subject to certain conditions. In November 2014, we repaid $100.0 million of the unsecured term loan under our Unsecured Credit Agreement. We may re-borrow the $100.0 million repaid through May 2015.
Unsecured Senior Notes
In June 2014, we issued $300.0 million of unsecured senior notes that mature in July 2021. In addition, we have $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the year ended December 31, 2014, we made payments of $92.2 million on our mortgage loans and we have $73.9 million of principal payments due in 2015. During the year ended December 31, 2014, we assumed mortgage loans with a fair value of $107.7 million as part of our acquisitions.
Commitments and Contingencies
See Note 10 to our accompanying consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2014, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2014 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$73,857	$187,096	$379,697	$772,223	$1,412,873
Interest (2)	49,970	95,824	79,522	68,575	293,891
Ground lease and other operating lease obligations	4,826	9,730	9,888	303,097	327,541
Total	$128,653	$292,650	$469,107	$1,143,895	$2,034,305

(1) The table does not reflect the one year extension on $200.0 million of our debt that matures in 2019.
(2) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2014 and excludes the impact of our interest rate swaps.

Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2014, we had no off-balance sheet arrangements.
Inflation
We are exposed to inflation risk as income from future long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of normal inflation. These provisions include rent escalations, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to cover inflation.

Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements
The following discussion updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated December 21, 2012 contained in our Registration Statement on Form S-3 filed with the SEC on December 21, 2012 and in our other registration statements into which this Annual Report on Form 10-K is incorporated by reference.
The second paragraph of the section captioned “Investments in Certain Debt Instruments” is replaced in its entirety with the following:
“If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan at the time we commit to acquire the loan, or agree to modify the loan in a manner that is treated as an acquisition of a new loan for U.S. federal income tax purposes (such fair market value is referred to as the “loan value” of the real property), then a portion of such loan may not be a qualifying real estate asset. Under current law it is not clear how to determine what portion of such a loan will be treated as a qualifying real estate asset. The Internal Revenue Service (the “IRS”) has stated that it will not challenge a REITs treatment of a loan as being in part a real estate asset if the REIT treats the loan as being a real estate asset in an amount that is equal to the lesser of the fair market value of the loan and the greater of the current value of the real property securing the loan, or the loan value of the real property securing the loan.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we believe the primary market risk to which we have exposure to is interest rate risk.
We are exposed to the effects of interest rate changes on our variable rate debt. Interest rate changes on our fixed rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. Our interest rate risk is monitored using a variety of techniques. In order to mitigate our interest rate risk, we enter into derivative financial instruments such as interest rate swaps and caps. To the extent we enter into such derivative financial instruments, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with what we believe are high quality counterparties, including those with whom we have a lending relationship. We believe the likelihood of realized losses from counterparty non-performance is remote. We manage the market risk associated with interest rate swaps or caps by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
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

The table below presents, as of December 31, 2014, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$73,311	$69,461	$116,412	$14,195	$9,025	$709,995	$992,399
Weighted average interest rate on fixed rate debt (per annum)	5.38%	5.49%	5.92%	6.23%	5.63%	3.84%	4.36%
Variable rate debt	$546	$589	$634	$684	$355,793	$62,228	$420,474
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2014 (per annum)	1.63%	2.27%	3.13%	3.65%	3.73%	3.70%	1.53%
Our total debt was $1.4 billion as of December 31, 2014. We had fixed and variable rate debt with interest rates ranging from 1.22% to 12.75% per annum and a weighted average interest rate of 3.52% per annum as of December 31, 2014, excluding the impact of interest rate swaps. We had $992.4 million (excluding net premium/discount) of fixed rate debt, or 70% of total debt, at a weighted average interest rate of 4.36% per annum, and $420.5 million (excluding net premium/discount) of variable rate debt, or 30% of total debt, at a weighted average interest rate of 1.53% per annum as of December 31, 2014, excluding the impact of interest rate swaps. The increase in our fixed rate debt is primarily due to the $300.0 million of unsecured senior notes issued in June 2014, while the decrease in our variable rate debt is primarily due to the $100.0 million of unsecured term loan repaid in November 2014.
As of December 31, 2014, the fair value of our fixed rate debt was $1.0 billion and the fair value of our variable rate debt was $432.9 million based upon prevailing market rates as of December 31, 2014.
As of December 31, 2014, we had interest rate swaps outstanding that effectively fix $281.9 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.34% and 3.76% per annum, respectively.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8. Financial Statements and Supplementary Data
See the disclosure listed at Item 15 - Exhibits, Financial Statement Schedules subsections (a)(1) and (a)(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Healthcare Trust of America, Inc.
(a) Evaluation of disclosure controls and procedures.  HTA maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.
As of December 31, 2014, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of HTA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2014.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, HTA’s internal control over financial reporting.
Healthcare Trust of America Holdings, LP
(a) Evaluation of disclosure controls and procedures.  HTALP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.
As of December 31, 2014, an evaluation was conducted under the supervision and with the participation of management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of HTALP’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2014.
(b) Management’s report on internal control over financial reporting.  HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2014.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, HTALP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 23, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 23, 2015

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in HTA’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2015.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Directors and Executive Officers” in HTA’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in HTA’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2015.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2015.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Valuation and Qualifying Accounts (Schedule II)	89
Real Estate and Accumulated Depreciation (Schedule III)	90
Mortgage Loans on Real Estate Assets (Schedule IV)	96
All other schedules have been omitted because they are inapplicable.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signature section of this Annual Report) are incorporated by reference into this Annual Report.
(b) Exhibits:
See Item 15(a)(1) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America Holdings, LP
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America Holdings, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 23, 2015

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$287,755	$203,001
Building and improvements	2,665,777	2,358,071
Lease intangibles	419,288	411,857
	3,372,820	2,972,929
Accumulated depreciation and amortization	(549,976)	(445,938)
Real estate investments, net ($80,419 and $0 from consolidated VIEs, see Note 2)	2,822,844	2,526,991
Real estate notes receivable	—	28,520
Cash and cash equivalents	10,413	18,081
Restricted cash and escrow deposits	20,799	18,114
Receivables and other assets, net	144,106	110,285
Other intangibles, net	43,488	50,343
Total assets	$3,041,650	$2,752,334
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,412,461	$1,214,241
Accounts payable and accrued liabilities	101,042	82,893
Derivative financial instruments - interest rate swaps	2,888	5,053
Security deposits, prepaid rent and other liabilities	32,687	35,339
Intangible liabilities, net	12,425	11,797
Total liabilities	1,561,503	1,349,323
Commitments and contingencies
Redeemable noncontrolling interests	3,726	3,262
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 125,087,268 and 118,440,307 shares issued and outstanding as of December 31, 2014 and 2013, respectively (1)	1,251	1,184
Additional paid-in capital (1)	2,281,932	2,128,082
Cumulative dividends in excess of earnings	(836,044)	(742,060)
Total stockholders’ equity	1,447,139	1,387,206
Noncontrolling interest	29,282	12,543
Total equity	1,476,421	1,399,749
Total liabilities and equity	$3,041,650	$2,752,334

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$369,571	$319,043	$295,340
Interest income from real estate notes receivable	1,934	2,558	4,304
Total revenues	371,505	321,601	299,644
Expenses:
Rental	113,508	97,316	95,307
General and administrative	24,947	24,448	21,741
Non-traded REIT	—	—	4,340
Acquisition-related	9,545	7,523	8,843
Depreciation and amortization	140,432	121,647	116,418
Listing	—	4,405	22,573
Total expenses	288,432	255,339	269,222
Income before other income (expense)	83,073	66,262	30,422
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(5,904)	(5,314)	(4,944)
Net gain (loss) on change in the fair value of derivative financial instruments	(2,870)	10,796	(7,667)
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	(8,774)	5,482	(12,611)
Interest related to debt	(51,585)	(47,102)	(40,382)
Gain on sales of real estate	27,894	—	—
Loss on extinguishment of debt, net	(4,663)	—	(1,886)
Other income	49	42	89
Net income (loss)	$45,994	$24,684	$(24,368)
Net income attributable to noncontrolling interests (1)	(623)	(423)	(56)
Net income (loss) attributable to common stockholders	$45,371	$24,261	$(24,424)
Earnings (losses) per common share - basic: (2)
Net income (loss) attributable to common stockholders	$0.38	$0.21	$(0.22)
Earnings (losses) per common share - diluted: (2)
Net income (loss) attributable to common stockholders	$0.37	$0.21	$(0.22)
Weighted average number of common shares outstanding: (2)
Basic	119,904	114,038	111,357
Diluted	121,168	114,970	111,357

(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock Issued (1)			Par Value (1)	Additional Paid-In Capital (1)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock	Class A	Class B
Balance as of December 31, 2011	114,246	—	—	$1,142	$2,033,447	$(467,249)	$1,567,340	$—	$1,567,340
Share-based award transactions, net	313	166	6	5	6,959	—	6,964	10,444	17,408
Issuance of common stock under the DRIP	1,681	—	—	17	31,899	—	31,916	—	31,916
Repurchase and cancellation of common stock	(1,535)	(7,479)	(72)	(90)	(185,396)	—	(185,486)	—	(185,486)
Conversion	(114,705)	57,356	57,349	—	—	—	—	—	—
Dividends ($1.275 per common share) (1)	—	—	—	—	—	(142,044)	(142,044)	(115)	(142,159)
Net loss	—	—	—	—	—	(24,424)	(24,424)	—	(24,424)
Balance as of December 31, 2012	—	50,043	57,283	1,074	1,886,909	(633,717)	1,254,266	10,329	1,264,595
Issuance of common stock	—	10,937	—	109	239,225	—	239,334	—	239,334
Share-based award transactions, net	—	211	(8)	2	2,469	76	2,547	3,177	5,724
Repurchase and cancellation of common stock	—	(26)	—	(1)	(521)	—	(522)	—	(522)
Conversion	—	57,275	(57,275)	—	—	—	—	—	—
Dividends ($1.150 per common share) (1)	—	—	—	—	—	(132,680)	(132,680)	(1,304)	(133,984)
Net income	—	—	—	—	—	24,261	24,261	341	24,602
Balance as of December 31, 2013	—	118,440	—	1,184	2,128,082	(742,060)	1,387,206	12,543	1,399,749
Issuance of common stock	—	6,371	—	64	151,950	—	152,014	—	152,014
Issuance of operating partnership units in connection with acquisitions	—	—	—	—	—	—	—	16,960	16,960
Share-based award transactions, net	—	263	—	3	4,380	—	4,383	—	4,383
Repurchase and cancellation of common stock	—	(48)	—	(1)	(1,055)	—	(1,056)	—	(1,056)
Redemption of noncontrolling interest and other	—	61	—	1	(1,425)	—	(1,424)	995	(429)
Dividends ($1.155 per common share) (1)	—	—	—	—	—	(139,355)	(139,355)	(1,655)	(141,010)
Net income	—	—	—	—	—	45,371	45,371	439	45,810
Balance as of December 31, 2014	—	125,087	—	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$45,994	$24,684	$(24,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	137,188	119,904	114,575
Share-based compensation expense	4,383	5,648	17,408
Bad debt expense	312	453	1,064
Gain on sales of real estate	(27,894)	—	—
Loss on extinguishment of debt, net	4,663	—	—
Change in fair value of derivative financial instruments	2,870	(10,796)	7,667
Changes in operating assets and liabilities:
Receivables and other assets, net	(9,252)	(15,931)	(4,765)
Accounts payable and accrued liabilities	12,262	14,789	2,684
Security deposits, prepaid rent and other liabilities	(2,027)	9,073	2,520
Net cash provided by operating activities	168,499	147,824	116,785
Cash flows from investing activities:
Acquisition of real estate operating properties	(307,271)	(340,307)	(257,386)
Acquisition of note receivable	(11,924)	—	—
Proceeds from sales of real estate	78,854	—	—
Capital expenditures	(29,037)	(25,382)	(22,909)
Collection of real estate notes receivable	28,520	—	—
Issuance of real estate notes receivable	—	(8,520)	—
Restricted cash, escrow deposits and other assets	(18,844)	(491)	(4,830)
Release of restricted cash	—	—	580
Real estate deposits paid	—	—	(3,810)
Real estate deposits used	—	—	4,810
Net cash used in investing activities	(259,702)	(374,700)	(283,545)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,615	297,558	—
Borrowings on unsecured revolving credit facility	294,000	158,000	360,000
Payments on unsecured revolving credit facility	(313,000)	(175,000)	(288,000)
Borrowings on unsecured term loans	—	—	455,000
Payments on unsecured term loans	(100,000)	—	—
Payments on secured real estate term loan and mortgage loans	(92,236)	(156,963)	(128,601)
Deferred financing costs	(12,112)	(3,651)	(6,436)
Derivative financial instrument termination payments	(1,675)	(1,195)	—
Security deposits	(1,025)	1,225	765
Proceeds from issuance of common stock, net	152,014	240,657	—
Repurchase and cancellation of common stock	(1,056)	(522)	(182,602)
Payment of offering costs	—	—	(2,884)
Dividends	(137,158)	(129,360)	(93,273)
Payment on earnout liability	—	(92)	(328)
Distributions to noncontrolling interest of limited partners	(1,832)	(1,656)	(416)
Net cash provided by financing activities	83,535	229,001	113,225
Net change in cash and cash equivalents	(7,668)	2,125	(53,535)
Cash and cash equivalents - beginning of year	18,081	15,956	69,491
Cash and cash equivalents - end of year	$10,413	$18,081	$15,956
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$287,755	$203,001
Building and improvements	2,665,777	2,358,071
Lease intangibles	419,288	411,857
	3,372,820	2,972,929
Accumulated depreciation and amortization	(549,976)	(445,938)
Real estate investments, net ($80,419 and $0 from consolidated VIEs, see Note 2)	2,822,844	2,526,991
Real estate notes receivable	—	28,520
Cash and cash equivalents	10,413	18,081
Restricted cash and escrow deposits	20,799	18,114
Receivables and other assets, net	144,106	110,285
Other intangibles, net	43,488	50,343
Total assets	$3,041,650	$2,752,334
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,412,461	$1,214,241
Accounts payable and accrued liabilities	101,042	82,893
Derivative financial instruments - interest rate swaps	2,888	5,053
Security deposits, prepaid rent and other liabilities	32,687	35,339
Intangible liabilities, net	12,425	11,797
Total liabilities	1,561,503	1,349,323
Commitments and contingencies
Redeemable noncontrolling interests	3,726	1,717
Partners’ Capital:
Limited partners’ capital, 2,154,942 and 1,526,459 units issued and outstanding as of December 31, 2014 and 2013, respectively (1)	29,012	13,818
General partners’ capital, 125,087,268 and 118,440,307 units issued and outstanding as of December 31, 2014 and 2013, respectively (1)	1,447,409	1,387,476
Total partners’ capital	1,476,421	1,401,294
Total liabilities and partners’ capital	$3,041,650	$2,752,334

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$369,571	$319,043	$295,340
Interest income from real estate notes receivable	1,934	2,558	4,304
Total revenues	371,505	321,601	299,644
Expenses:
Rental	113,508	97,316	95,307
General and administrative	24,947	24,448	21,741
Non-traded REIT	—	—	4,340
Acquisition-related	9,545	7,523	8,843
Depreciation and amortization	140,432	121,647	116,418
Listing	—	4,405	22,573
Total expenses	288,432	255,339	269,222
Income before other income (expense)	83,073	66,262	30,422
Other income (expense):
Interest expense:
Interest related to derivative financial instruments	(5,904)	(5,314)	(4,944)
Net gain (loss) on change in the fair value of derivative financial instruments	(2,870)	10,796	(7,667)
Total interest related to derivative financial instruments, including net change in the fair value of derivative financial instruments	(8,774)	5,482	(12,611)
Interest related to debt	(51,585)	(47,102)	(40,382)
Gain on sales of real estate	27,894	—	—
Loss on extinguishment of debt, net	(4,663)	—	(1,886)
Other income	49	42	89
Net income (loss)	$45,994	$24,684	$(24,368)
Net income attributable to noncontrolling interests (1)	(133)	(51)	(40)
Net income (loss) attributable to common unitholders	$45,861	$24,633	$(24,408)
Earnings (losses) per common unit - basic: (2)
Net income (loss) attributable to common unitholders	$0.38	$0.21	$(0.22)
Earnings (losses) per common unit - diluted: (2)
Net income (loss) attributable to common unitholders	$0.38	$0.21	$(0.22)
Weighted average number of common units outstanding: (2)
Basic	121,340	115,565	112,341
Diluted	121,340	115,565	112,341

(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units (1)	Amount	Units (1)	Amount
Balance as of December 31, 2011	114,246	$1,567,510	78	$1,417	$1,568,927
Issuance of units under the DRIP	1,681	31,916	—	—	31,916
Redemptions of general partner units	(9,086)	(185,486)	—	—	(185,486)
Share-based award transactions, net	485	6,964	1,450	10,444	17,408
Distributions ($1.275 per common unit) (1)	—	(141,944)	—	(214)	(142,158)
Net income (loss) attributable to common unitholders	—	(24,424)	—	16	(24,408)
Balance as of December 31, 2012	107,326	1,254,536	1,528	11,663	1,266,199
Issuance of general partner units	10,937	239,334	—	—	239,334
Share-based award transactions, net	203	2,547	(1)	3,177	5,724
Redemptions of general partner units	(26)	(522)	—	—	(522)
Distributions ($1.150 per common unit) (1)	—	(132,680)	—	(1,394)	(134,074)
Net income attributable to common unitholders	—	24,261	—	372	24,633
Balance as of December 31, 2013	118,440	1,387,476	1,527	13,818	1,401,294
Issuance of general partner units	6,371	152,014	—	—	152,014
Issuance of limited partner units in connection with acquisitions	—	—	692	16,960	16,960
Share-based award transactions, net	263	4,383	(3)	—	4,383
Redemptions of general partner units	(48)	(1,056)	—	—	(1,056)
Redemption of limited partner units and other	61	(1,424)	(61)	(601)	(2,025)
Distributions ($1.155 per common unit) (1)	—	(139,355)	—	(1,655)	(141,010)
Net income attributable to common unitholders	—	45,371	—	490	45,861
Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$45,994	$24,684	$(24,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	137,188	119,904	114,575
Share-based compensation expense	4,383	5,648	17,408
Bad debt expense	312	453	1,064
Gain on sales of real estate	(27,894)	—	—
Loss on extinguishment of debt, net	4,663	—	—
Change in fair value of derivative financial instruments	2,870	(10,796)	7,667
Changes in operating assets and liabilities:
Receivables and other assets, net	(9,252)	(15,931)	(4,765)
Accounts payable and accrued liabilities	12,262	14,789	2,684
Security deposits, prepaid rent and other liabilities	(2,027)	9,073	2,520
Net cash provided by operating activities	168,499	147,824	116,785
Cash flows from investing activities:
Acquisition of real estate operating properties	(307,271)	(340,307)	(257,386)
Acquisition of note receivable	(11,924)	—	—
Proceeds from sales of real estate	78,854	—	—
Capital expenditures	(29,037)	(25,382)	(22,909)
Collection of real estate notes receivable	28,520	—	—
Issuance of real estate notes receivable	—	(8,520)	—
Restricted cash, escrow deposits and other assets	(18,844)	(491)	(4,830)
Release of restricted cash	—	—	580
Real estate deposits paid	—	—	(3,810)
Real estate deposits used	—	—	4,810
Net cash used in investing activities	(259,702)	(374,700)	(283,545)
Cash flows from financing activities:
Proceeds from unsecured senior notes	297,615	297,558	—
Borrowings on unsecured revolving credit facility	294,000	158,000	360,000
Payments on unsecured revolving credit facility	(313,000)	(175,000)	(288,000)
Borrowings on unsecured term loans	—	—	455,000
Payments on unsecured term loans	(100,000)	—	—
Payments on secured real estate term loan and mortgage loans	(92,236)	(156,963)	(128,601)
Deferred financing costs	(12,112)	(3,651)	(6,436)
Derivative financial instrument termination payments	(1,675)	(1,195)	—
Security deposits	(1,025)	1,225	765
Proceeds from issuance of general partner units, net	152,014	240,657	—
Repurchase and cancellation of general partner units	(1,056)	(522)	(182,602)
Payment of offering costs	—	—	(2,884)
Distributions to general partner	(137,158)	(129,360)	(93,273)
Payment on earnout liability	—	(92)	(328)
Distributions to limited partners and redeemable noncontrolling interests	(1,832)	(1,656)	(416)
Net cash provided by financing activities	83,535	229,001	113,225
Net change in cash and cash equivalents	(7,668)	2,125	(53,535)
Cash and cash equivalents - beginning of year	18,081	15,956	69,491
Cash and cash equivalents - end of year	$10,413	$18,081	$15,956
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of December 31, 2014, HTA owned a 98.5% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. based on GLA. We are primarily focused on acquiring, owning and operating high quality MOBs that are predominantly located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) seek internal growth through proactive asset management, leasing and property management oversight, (ii) target mid-sized acquisitions of MOBs in markets with dominant healthcare systems, attractive demographics that complement our existing portfolio and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We invest primarily in high quality MOBs in our target markets, and have acquired MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $3.3 billion through December 31, 2014.
Effective December 15, 2014, HTA completed a Reverse Stock Split of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. The par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. All prior periods have been adjusted to reflect the Reverse Stock Split. All share/unit and per share/unit amounts have been retrospectively adjusted to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our subsidiaries and any consolidated VIEs. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are recorded to straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.
Tenant receivables and straight-line rent receivables are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Such allowance is charged to bad debt expense which is included in general and administrative expense in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2014, 2013 and 2012, we had $2.0 million, $2.1 million and $2.2 million, respectively, in allowances for uncollectible accounts. During the years ended December 31, 2014, 2013 and 2012, we recorded bad debt expense of $0.3 million, $0.5 million and $1.1 million, respectively.
Variable Interest Entities
Our accounting policy is to consolidate entities in which we have a controlling financial interest and significant decision making control over the entities operations. We evaluate whether the entity is a VIE and, if so, whether we are the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.
During 2014, we made loans totaling $80.5 million to five entities to acquire MOBs in order to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (the “Exchange”). As of December 31, 2014, our consolidated financial statements included the five VIEs as we are deemed to be the primary beneficiary. We operate each of the MOBs and have all the risk and rewards of ownership. The VIEs will be terminated upon the completion or expiration of the Exchanges.
The assets of the VIEs primarily consist of real estate assets which have no restrictions on our use. We receive all the assets generated by the operating activities of the VIEs. The impact of consolidating the VIEs had an immaterial impact on our total assets at December 31, 2014. The $80.5 million represents our maximum risk of loss as the VIEs have no debt.
Real Estate Acquisitions
With the assistance of independent valuation specialists, we record the purchase price of completed business acquisitions associated with tangible and intangible assets and liabilities based on their fair values. The tangible assets (land and building and improvements) are determined based upon the value of the property as if it were to be replaced or as if it were vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods.  The amounts associated with above market leases are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired lease.  The amounts allocated to below market leases are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired lease.
The value associated with above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (i) the contractual amounts to be paid pursuant to the lease over its remaining term; and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts recorded for above market leasehold interests are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term of the acquired lease. The amounts allocated to below market leasehold interests are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining non-cancelable lease term plus any below market renewal options of the acquired lease.
The total amount of other intangible assets includes in place leases and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts recorded for in place leases are included in lease intangibles in our accompanying consolidated balance sheets and will be amortized to amortization expense over the remaining non-cancelable lease term of the acquired lease. The amounts recorded for tenant relationships are included in lease intangibles in our accompanying consolidated balance sheets and are amortized to amortization expense over the remaining non-cancelable lease term of the acquired lease.
The value recorded for above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded for above or below market debt are included in debt in our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed debt.
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
Real Estate Investments
The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment is depreciated over five years. Depreciation expense of buildings and improvements for the years ended December 31, 2014, 2013 and 2012, was $87.9 million, $75.6 million and $72.0 million, respectively.
Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recoverability of Real Estate Investments
Operating properties are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset over the remaining expected hold period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeded the fair value of the property. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the years ended December 31, 2014, 2013 and 2012, there were no impairment losses.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2014, 2013 and 2012, there were no impairment losses.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting, and accordingly, changes in fair value are included as a component of interest expense in our accompanying consolidated statements of operations in the period of change.
The valuation of these instruments is determined with the assistance of an independent valuation specialist using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and observable inputs. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
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
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

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
Receivables and Other Assets
Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan which approximates the effective interest method. Deferred leasing costs are amounts incurred in executing a lease, both for external broker and marketing costs, plus a portion of internal leasing related costs. Deferred leasing costs are amortized on a straight-line basis method over the term of the applicable lease. Deferred leasing costs are included in operating activities in our accompanying consolidated statements of cash flows.
Share-Based Compensation
We calculate the fair value of share-based awards on the date of grant. Restricted common stock is valued based on the closing price of our common stock on the NYSE. The LTIP units granted in 2012 were valued using a Monte Carlo simulation which took into account volatility, dividend yield, expected term, risk-free rate and stock price. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. See Note 11 for further discussion.
Noncontrolling Interests
HTA’s net income attributable to noncontrolling interests in the accompanying consolidated statements of operations relate to both noncontrolling interest reflected within equity and redeemable noncontrolling interests reflected outside of equity in the accompanying consolidated balance sheets. Limited partnership units, including LTIP awards, are accounted for as partners’ capital in HTALP’s accompanying consolidated balance sheets and as noncontrolling interest reflected within equity in HTA’s accompanying consolidated balance sheets.
Redeemable noncontrolling interests relate to the interests in our consolidated entities that are not wholly owned by us. As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify such interests outside of permanent equity or partners’ capital. Accordingly, we record the carrying amount at the greater of the initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value.
Listing Expenses
Listing expenses primarily included fees associated with the listing and share-based compensation expense associated with the LTIP awards that we granted in connection with the listing.
Non-Traded REIT Expenses
Non-traded REIT expenses included stockholder services, including the printing and mailing of stockholder statements, the maintenance of an online investor portal and other significant mailings and promotional investor materials traditionally borne by an advisor, which we did not have. As a result of our individual stockholders transferring their shares of HTA stock to brokers as a result of the listing, we no longer incur these costs. Additionally, these expenses included share-based compensation expense attributable to our executives and Board of Directors.  These related shares were accelerated pursuant to the listing and were applicable to past services relative to our non-traded REIT status.
Income Taxes
HTA believes that it has qualified to be taxed as a REIT under the provisions of the Code, beginning with the taxable year ending December 31, 2007 and it intends to continue to qualify to be taxed as a REIT. To continue to qualify as a REIT for federal income tax purposes, HTA must meet certain organizational and operational requirements, including a requirement to pay dividend distributions to its stockholders of at least 90% of its annual taxable income. As a REIT, HTA is generally not subject to federal income tax on net income that it distributes to its stockholders, but it may be subject to certain state or local taxes on its income and property.

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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net assets reported in our accompanying consolidated balance sheet by approximately $294.8 million as of December 31, 2014.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2014, we had cash balances of $16.6 million in excess of Federal Deposit Insurance Corporation insured limits.
Segment Disclosure
We have determined that we have one reportable segment, with activities related to investing in healthcare-related real estate assets. Our investments in healthcare-related real estate assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, long-term financial performance, tenants, and products and services, our assets have been aggregated into one reportable segment.
Recently Issued or Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014 and generally believe future sales of our individual operating properties will no longer qualify as discontinued operations. None of our 2014 dispositions were classified as discontinued operations.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Business Combinations
For the year ended December 31, 2014, we had acquisitions with an aggregate purchase price of $439.5 million. We incurred $6.3 million of costs attributable to these acquisitions, which were recorded in acquisition-related expenses in the accompanying consolidated statements of operations. As part of the acquisitions, we assumed mortgage loans with an aggregate fair value of $107.7 million and issued 692,234 operating partnership units, after giving effect to the Reverse Stock Split, with a market value of $17.0 million.
Since the acquisitions were determined to be individually not significant, but significant on a collective basis, the allocations for the 2014 acquisitions are set forth below in the aggregate (in thousands):

2014 Acquisitions	Total
Land	$85,442
Building and improvements	325,290
Below market leasehold interests, net	1,625
Above market leases	2,325
In place leases	31,437
Below market leases	(2,218)
Above market debt, net	(3,766)
Net assets acquired	440,135
Other, net	(605)
Aggregate purchase price	$439,530
The weighted average lives of the above acquired intangible assets and liabilities were 10.8 years and 8.3 years, respectively.
The following is a brief description of each of the acquisitions.

•	In June 2014, we acquired a portfolio of MOBs located in Boston, Massachusetts; Miami, Florida; and Baltimore, Maryland, for an aggregate purchase price of $200.0 million.

•	In June 2014, we acquired a MOB located in Raleigh, North Carolina for $11.5 million.

•	In August 2014, we acquired a portfolio of MOBs located in White Plains, New York for $64.0 million.

•	In August 2014, we acquired a MOB located in Charleston, South Carolina for $24.8 million.

•	In September 2014, we acquired a MOB located in Tampa, Florida for $17.3 million.

•	In November 2014, we acquired a MOB located in Honolulu, Hawaii for $17.3 million.

•	In December 2014, we acquired a MOB located in Charleston, South Carolina for $9.4 million.

•	In December 2014, we acquired a portfolio of MOBs located in Denver, Colorado for $36.6 million.

•	In December 2014, we acquired a MOB located in White Plains, New York for $28.8 million.

•	In December 2014, we acquired a MOB located in Honolulu, Hawaii for $30.0 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisitions completed during the year ended December 31, 2013 were determined to be individually not significant, but significant on a collective basis. The allocations for these acquisitions are set forth below in the aggregate (in thousands):

2013 Acquisitions	Total
Land	$16,192
Building and improvements	292,037
Below market leasehold interests	10,317
Above market leases	2,999
In place leases	52,845
Tenant relationships	25,119
Below market leases	(2,104)
Above market debt	(694)
Interest rate swap	(2,600)
Net assets acquired	394,111
Other, net	3,715
Aggregate purchase price	$397,826
The weighted average lives of the above acquired intangible assets and liabilities were 16.0 years and 5.6 years, respectively.
We recognized the following revenues and net income for the years ended December 31, 2014, 2013 and 2012 related to the acquisitions in 2014, 2013 and 2012 (in thousands):

	2014 Acquisitions	2013 Acquisitions	2012 Acquisitions
	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Revenues	$15,528	$15,361	$26,717
Net income	3,161	206	7,537
Supplementary Pro Forma Information of HTA
The following unaudited pro forma consolidated results of operations of HTA for the years ended December 31, 2014 and 2013, assumes that all 2014 acquisitions occurred on January 1, 2013 and excludes $6.3 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Revenues	$399,500	$365,064
Net income attributable to common stockholders	56,290	31,915

Net income per share attributable to common stockholders - basic (1)	$0.45	$0.27
Net income per share attributable to common stockholders - diluted (1)	0.44	0.26

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma consolidated results of operations of HTA for the years ended December 31, 2013 and 2012, assumes that all 2013 acquisitions occurred on January 1, 2012 and excludes $4.8 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Revenues	$351,515	$344,919
Net income (loss) attributable to common stockholders	28,017	(25,294)

Net income (loss) per share attributable to common stockholders - basic (1)	$0.24	$(0.21)
Net income (loss) per share attributable to common stockholders - diluted (1)	0.23	(0.21)

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The following unaudited pro forma consolidated results of operations of HTA for the year ended December 31, 2012 assumes that all 2012 acquisitions occurred on January 1, 2012 and excludes $3.0 million of acquisition-related expenses (in thousands, except per share data):

Year Ended December 31,
2012
Revenues	$308,684
Net loss attributable to common stockholders	(21,928)

Net loss per share attributable to common stockholders - basic (1)	$(0.20)
Net loss per share attributable to common stockholders - diluted (1)	(0.20)

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Supplementary Pro Forma Information of HTALP
The following unaudited pro forma consolidated results of operations of HTALP for the years ended December 31, 2014 and 2013, assumes that all 2014 acquisitions occurred on January 1, 2013 and excludes $6.3 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2014	2013
Revenues	$399,500	$365,064
Net income attributable to common unitholders	56,780	32,287

Net income per unit attributable to common unitholders - basic (1)	$0.45	$0.26
Net income per unit attributable to common unitholders - diluted (1)	0.45	0.26

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma consolidated results of operations of HTALP for the years ended December 31, 2013 and 2012, assumes that all 2013 acquisitions occurred on January 1, 2012 and excludes $4.8 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2013	2012
Revenues	$351,515	$344,919
Net income (loss) attributable to common unitholders	28,389	(25,278)

Net income (loss) per unit attributable to common unitholders - basic (1)	$0.24	$(0.21)
Net income (loss) per unit attributable to common unitholders - diluted (1)	0.24	(0.21)

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The following unaudited pro forma consolidated results of operations of HTALP for the year ended December 31, 2012 assumes that all 2012 acquisitions occurred on January 1, 2012 and excludes $3.0 million of acquisition-related expenses (in thousands, except per unit data):

Year Ended December 31,
2012
Revenues	$308,684
Net loss attributable to common unitholders	(21,912)

Net loss per unit attributable to common unitholders - basic (1)	$(0.20)
Net loss per unit attributable to common unitholders - diluted (1)	(0.20)

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
4. Dispositions and Assets Held for Sale
During the year ended December 31, 2014, we completed three dispositions of portfolios of MOBs for an aggregate gross sales price of $82.9 million resulting in a gain of $27.9 million.
During year ended December 31, 2013, we had one property within our portfolio that met the criteria for classification as held for sale. Accordingly, we presented the assets and liabilities separately and included the results of operations within discontinued operations for all periods presented. Additionally, we ceased recording depreciation and amortization following the held for sale designation. During the quarter ended March 31, 2014, we determined that it was appropriate to reclassify the property out of held for sale in our consolidated balance sheets and to include the results of operations in our accompanying consolidated statements of operations for all periods presented, as the property no longer met the criteria for classification as held for sale. We measured the property to be reclassified at the lower of its carrying value before it was classified as held for sale (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. As such, during the quarter ended March 31, 2014, we recorded $0.8 million of depreciation and amortization expense which represents the depreciation and amortization on the property that was not recorded when it was classified as held for sale.
5. Real Estate Notes Receivable
During the year ended December 31, 2014, $28.5 million of real estate notes receivable were repaid by the borrowers. In addition, in December 2014, we acquired a $11.9 million note receivable that we converted into equity consideration of an acquisition that closed in December 2014. During the year ended December 31, 2013, we originated $8.5 million of real estate notes receivable.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2014 and 2013 (in thousands, except weighted average remaining amortization period):

	December 31, 2014		December 31, 2013
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$231,370	8.8	$213,338	8.8	Lease intangibles
Tenant relationships	187,918	10.3	198,519	10.5	Lease intangibles
Above market leases	26,676	5.5	26,799	6.3	Other intangibles, net
Below market leasehold interests	32,950	67.3	37,640	68.9	Other intangibles, net
	478,914		476,296
Accumulated amortization	(182,149)		(151,860)
Total	$296,765	15.2	$324,436	15.9

Liabilities:
Below market leases	$14,188	11.5	$13,989	12.4	Intangible liabilities, net
Above market leasehold interests	3,857	32.1	3,827	33.1	Intangible liabilities, net
	18,045		17,816
Accumulated amortization	(5,620)		(6,019)
Total	$12,425	17.1	$11,797	18.4
The following is a summary of the net intangible amortization for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization recorded against rental income related to above or below market leases	$2,096	$1,772	$1,682
Rental expense related to above or below market leasehold interests	457	346	521
Amortization expense related to in place leases and tenant relationships	48,465	42,878	41,991
As of December 31, 2014, the amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2015	$48,513	$1,590
2016	42,117	1,359
2017	35,799	1,071
2018	29,575	1,002
2019	25,325	902
Thereafter	115,436	6,501
Total	$296,765	$12,425

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Accounts receivables, net	$16,468	$16,254
Other receivables	10,639	9,767
Deferred financing costs, net	16,929	10,921
Deferred leasing costs, net	17,281	13,500
Straight-line rent receivables, net	56,433	47,317
Prepaid expenses, deposits, equipment and other, net	24,642	7,453
Derivative financial instruments - interest rate swaps	1,714	5,073
Total	$144,106	$110,285
The following is a summary of amortization of deferred leasing costs and deferred financing costs for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization expense related to deferred leasing costs	$3,319	$2,654	$1,868
Interest expense related to deferred financing costs	3,891	3,891	3,915
As of December 31, 2014, the amortization of deferred leasing costs and deferred financing costs is as follows (in thousands):

Year	Amount
2015	$6,716
2016	6,253
2017	5,635
2018	4,723
2019	4,212
Thereafter	6,671
Total	$34,210
8. Debt
Debt consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Unsecured revolving credit facility	$36,000	$55,000
Unsecured term loans	355,000	455,000
Unsecured senior notes	600,000	300,000
Fixed rate mortgages	392,399	373,751
Variable rate mortgages	29,474	29,925
	1,412,873	1,213,676
Net premium (discount)	(412)	565
Total	$1,412,461	$1,214,241

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Credit Agreement
Unsecured Revolving Credit Facility
On November 19, 2014, HTA and HTALP executed an amendment to the Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility from $650.0 million to $800.0 million. The amendment also extended the maturity to January 31, 2020 and decreased the LIBOR margin. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the credit facility. The maximum principal amount of the credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility.
Borrowings under the unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.875% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.125% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2014, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
On February 11, 2015, HTA and HTALP executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loan
On January 7, 2014 and November 19, 2014, HTA and HTALP executed amendments to the Unsecured Credit Agreement that decreased the interest rate on the unsecured term loan and extended the maturity date. In November 2014, $100.0 million of the unsecured term loan was repaid, decreasing the amount outstanding to $200.0 million. We may re-borrow the $100.0 million repaid through May 2015. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2014 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan the interest rate was 1.66% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019 and includes a one-year extension, at the option of the borrower, subject to certain conditions.
$155.0 million Unsecured Term Loan
On July 20, 2012, HTALP entered into a $155.0 million unsecured term loan that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2014 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.
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
$300.0 Million Unsecured Senior Notes due 2023
On March 28, 2013, HTALP issued $300.0 million of unsecured senior notes guaranteed by HTA that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of December 31, 2014, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.62% to 12.75% per annum and a weighted average interest rate of 5.35% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.58% per annum. During 2014, we assumed certain fixed rate mortgage loans, see Note 3.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments as of December 31, 2014 (in thousands):

Year	Amount
2015	$73,857
2016	70,050
2017	117,046
2018	14,879
2019	364,818
Thereafter	772,223
Total	$1,412,873
The above scheduled debt maturities do not include the extensions available to us under the Unsecured Credit Agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us, and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of December 31, 2014, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
9. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(443)	Swap	6/15/2016
50,000	LIBOR	1.39	317	Swap	7/17/2019
105,000	LIBOR	1.24	1,397	Swap	7/17/2019
26,874	LIBOR	4.98	(2,445)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2013 (in thousands):

Notional Amount		Index	Rate	Fair Value	Instrument	Maturity
$200,000	(a)	LIBOR	1.23%	$(2,078)	Swap	3/29/2017
100,000		LIBOR	0.86	(729)	Swap	6/15/2016
50,000		LIBOR	1.39	1,350	Swap	7/17/2019
105,000		LIBOR	1.24	3,723	Swap	7/17/2019
27,618		LIBOR	4.98	(2,246)	Swap	5/1/2020

(a) We terminated the interest rate swap in December 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014 and 2013, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swaps	Receivables and other assets	$1,714	$5,073	Derivative financial instruments	$2,888	$5,053
There were no derivatives offset in our accompanying consolidated balance sheets as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	December 31, 2014			December 31, 2013
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$1,714	$—	$1,714	$5,073	$(2,078)	$2,995
Liability derivatives	2,888	—	2,888	5,053	(2,078)	2,975
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2014, there have been no termination events or events of default related to our interest rate swaps, except for the voluntary termination as discussed above.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2014 is as follows (in thousands):

Year	Amount
2015	$4,826
2016	4,816
2017	4,914
2018	4,919
2019	4,969
Thereafter	303,097
Total	$327,541
During the years ended December 31, 2014, 2013 and 2012, rental expense was $4.8 million, $4.3 million and $4.2 million, respectively. The amount of contingent rent and sublease rent was not significant.
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
Common Stock Offerings
During the fourth quarter of 2014, HTA completed a public offering of 4,600,000 shares of common stock, after giving effect to the Reverse Stock Split, at a price of $24.10 including underwriting discounts.
On February 28, 2014, HTA amended the ATM offering program of its common stock with an aggregate sales price of up to $300.0 million primarily to add sales agents to the program. During the year ended December 31, 2014, HTA issued and sold 1,770,858 shares of common stock, at an average price of $24.50 per share, after giving effect to the Reverse Stock Split, and, as of December 31, 2014, $256.6 million remained available for issuance under the ATM.
Common Stock Dividends
See our accompanying consolidated statements of equity for the dividends declared during 2014, 2013 and 2012. On February 17, 2015, HTA declared a quarterly cash dividend of $0.29 per share to be paid on April 2, 2015 to stockholders of record of its common stock on March 27, 2015.
Incentive Plan
The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000, after giving effect to the Reverse Stock Split. As of December 31, 2014, there were 2,290,860 awards available for grant under the Plan, after giving effect to the Reverse Stock Split.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. The contractual term of the awards is four years. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock. LTIP units were only granted in 2012 and as of December 31, 2012 all units were unvested. The fair value of the LTIP units for which the restrictions lapsed during 2014 and 2013 were $0.3 million and $13.2 million, respectively. With the assistance of our independent valuation specialists, we utilized a Monte Carlo simulation to calculate the 2012 weighted average granted date fair value of $12.50 per unit using the following assumptions, after giving effect to the Reverse Stock Split:

Volatility	21.25% - 22.64%
Dividend yield	5.80%
Expected term in years	0.61 - 0.82
Risk-free rate	0.436% - 0.576%
Stock price (per share)	$19.84 - $19.94
For the years ended December 31, 2014, 2013 and 2012, we recognized compensation expense related to LTIP awards of $0.0 million, $3.2 million and $10.4 million, respectively, which was recorded in listing expenses. The LTIP awards were fully expensed in 2013, except for $4.5 million of expense associated with 225,000 units, after giving effect to the Reverse Stock Split, that will only vest in the event of a change in control. We will not recognize any expense associated with these units until such time as a change in control event occurs or is probable.
The following is a summary of the activity in our LTIP units during 2014, after giving effect to the Reverse Stock Split:

	LTIP Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	258,250	$18.86
Granted	—	—
Vested	(30,240)	11.07
Forfeited	(3,010)	11.24
Balance as of December 31, 2014	225,000	$20.00
Restricted Common Stock
The weighted average fair value of restricted common stock and units granted during the years ended December 31, 2014, 2013 and 2012 was $21.08, $20.98 and $19.96, respectively, after giving effect to the Reverse Stock Split. The fair value of restricted common stock and restricted common stock units for which the restriction lapsed during the years ended December 31, 2014, 2013 and 2012 were $0.9 million, $1.4 million and $8.7 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the year ended December 31, 2014, we recognized compensation expense of $4.4 million which was recorded in general and administrative expenses. For the year ended December 31, 2013, we recognized compensation expense of $2.5 million, of which $1.9 million was recorded in general and administrative expenses and $0.6 million was recorded in listing expenses. For the year ended December 31, 2012, we recognized compensation expense of $7.0 million, of which $0.8 million was recorded in general and administrative expenses, $4.7 million in listing expenses and $1.5 million in non-traded REIT expenses.
As of December 31, 2014, there was $4.6 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.0 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in our restricted common stock during 2014, after giving effect to the Reverse Stock Split:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	320,500	$20.68
Granted	292,100	21.08
Vested	(120,500)	20.93
Forfeited	(29,050)	20.28
Balance as of December 31, 2014	463,050	$20.90

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, aggregated by the applicable Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$1,714	$—	$1,714
Liabilities:
Derivative financial instruments	$—	$2,888	$—	$2,888
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The fair value of the real estate notes receivable are estimated by discounting the expected cash flow on the notes at current rates for loans with similar maturities. The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities. The following table sets forth the carrying value and fair value of our real estate notes receivable and debt (in thousands):

		December 31, 2014		December 31, 2013
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate notes receivable	2	$—	$—	$28,520	$28,520
Debt	2	1,412,461	1,447,432	1,214,241	1,237,699
13. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the years ended December 31, 2014, 2013 and 2012, all of HTA’s earnings were distributed and the calculated earnings (losses) per share amount would be the same for all classes.
For the year ended December 31, 2012, approximately 156,000 shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings (losses) per share of HTA common stock for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$45,994	$24,684	$(24,368)
Net income attributable to noncontrolling interests	(623)	(423)	(56)
Net income (loss) attributable to common stockholders	$45,371	$24,261	$(24,424)
Denominator: (1)
Weighted average number of shares outstanding - basic	119,904	114,038	111,357
Dilutive shares	1,264	932	—
Weighted average number of shares outstanding - diluted	121,168	114,970	111,357
Earnings (losses) per common share - basic (1)
Net income (loss) attributable to common stockholders	$0.38	$0.21	$(0.22)
Earnings (losses) per common share - diluted (1)
Net income (loss) attributable to common stockholders	$0.37	$0.21	$(0.22)

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings (losses) per unit of HTALP for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$45,994	$24,684	$(24,368)
Net income attributable to noncontrolling interests	(133)	(51)	(40)
Net income (loss) attributable to common unitholders	$45,861	$24,633	$(24,408)
Denominator: (1)
Weighted average number of units outstanding - basic	121,340	115,565	112,341
Dilutive units	—	—	—
Weighted average number of units outstanding - diluted	121,340	115,565	112,341
Earnings (losses) per common unit - basic: (1)
Net income (loss) attributable to common unitholders	$0.38	$0.21	$(0.22)
Earnings (losses) per common unit - diluted: (1)
Net income (loss) attributable to common unitholders	$0.38	$0.21	$(0.22)

(1) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest paid	$42,666	$41,460	$38,560
Income taxes paid	889	669	1,090

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$3,853	$1,783	$1,575
Note receivable included in the consideration of an acquisition	11,924	—	37,264
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions:
Debt and interest rate swaps	$103,980	$55,977	$—
Financing Activities:
Issuances under DRIP	$—	$—	$31,916
Dividend distributions declared, but not paid	36,275	34,177	30,959
Issuance of operating partnership units in connection with acquisitions	16,960	—	—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Tax Treatment of Dividends of HTA (Unaudited)
The following is the income tax treatment of dividend distributions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Ordinary income	59.31%	62.02%	46.93%
Return of capital	40.69	37.83	53.07
Capital gain	0.00	0.15	0.00
Total	100%	100%	100%
17. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2037 which generally include fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2014 is as follows (in thousands):

Year	Amount
2015	$306,490
2016	289,901
2017	263,335
2018	227,272
2019	201,748
Thereafter	827,474
Total	$2,116,220
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2014, 2013 and 2012, the amount of contingent rent earned by us was not significant.
18. Selected Quarterly Financial Data of HTA (Unaudited)
Set forth below is the unaudited selected quarterly financial data of HTA for 2014 and 2013. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2014	March 31	June 30	September 30 (2)	December 31 (2)
Revenues	$91,304	$89,671	$95,534	$94,996
Net income	5,434	2,883	16,220	21,457
Net income attributable to common stockholders	5,292	2,855	16,032	21,192
Earnings per common share - basic: (3)
Net income attributable to common stockholders	$0.04	$0.02	$0.13	$0.17
Earnings per common share - diluted: (3)
Net income attributable to common stockholders	$0.04	$0.02	$0.13	$0.17

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.
(2) The increase in net income is due to the gain on sales of real estate.
(3) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended (1)(2)
2013	March 31	June 30 (3)	September 30	December 31
Revenues	$76,861	$77,624	$82,984	$84,132
Net income	1,384	14,233	5,005	4,062
Net income attributable to common stockholders	1,351	14,025	4,823	4,062
Earnings per common share - basic: (4)
Net income attributable to common stockholders	$0.01	$0.12	$0.04	$0.03
Earnings per common share - diluted: (4)
Net income attributable to common stockholders	$0.01	$0.12	$0.04	$0.03

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.
(2) The quarterly amounts differ from the previously reported amounts in our Annual Report on Form 10-K for the year ended December 31, 2013 as a result of discontinued operations of one property classified as held for sale during 2013 that was reclassified to continuing operations during 2014.

(3) The increase in net income related to the gains on derivative financial instruments.
(4) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
19. Selected Quarterly Financial Data of HTALP (Unaudited)
Set forth below is the unaudited selected quarterly financial data of HTALP for 2014 and 2013. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2014	March 31	June 30	September 30 (2)	December 31 (2)
Revenues	$91,304	$89,671	$95,534	$94,996
Net income	5,434	2,883	16,220	21,457
Net income attributable to common unitholders	5,396	2,843	16,192	21,430
Earnings per common unit - basic: (3)
Net income attributable to common unitholders	$0.04	$0.02	$0.13	$0.17
Earnings per common unit - diluted: (3)
Net income attributable to common unitholders	$0.04	$0.02	$0.13	$0.17

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.
(2) The increase in net income is due to the gain on sales of real estate.
(3) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

	Quarter Ended (1)(2)
2013	March 31	June 30 (3)	September 30	December 31
Revenues	$76,861	$77,624	$82,984	$84,132
Net income	1,384	14,233	5,005	4,062
Net income attributable to common unitholders	1,359	14,228	4,996	4,050
Earnings per common unit - basic: (4)
Net income attributable to common unitholders	$0.01	$0.12	$0.04	$0.03
Earnings per common unit - diluted: (4)
Net income attributable to common unitholders	$0.01	$0.12	$0.04	$0.03

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.
(2) The quarterly amounts differ from the previously reported amounts in our Annual Report on Form 10-K for the year ended December 31, 2013 as a result of discontinued operations of one property classified as held for sale during 2013 that was reclassified to continuing operations during 2014.

(3) The increase in net income related to the gains on derivative financial instruments.
(4) Amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
2014 - Allowance for doubtful accounts	$2,121	$312	$—	$(416)	$2,017
2013 - Allowance for doubtful accounts	2,168	453	—	(500)	2,121
2012 - Allowance for doubtful accounts	1,498	1,064	—	(394)	2,168

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2014 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Phoenix Med Center	Glendale, AZ	$2,011	$453	$2,768	$352	$453	$3,120	$3,573	$(551)	1989	2011	39
Thunderbird MOP	Glendale, AZ	12,926	3,842	19,679	3,221	3,842	22,900	26,742	(6,524)	1976 - 1987	2007	39
Peoria MOB	Peoria, AZ	4,074	605	4,394	279	605	4,673	5,278	(834)	2000	2010	39
Baptist MC	Phoenix, AZ	6,941	—	12,637	1,510	—	14,147	14,147	(2,661)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	1,294	—	29,032	29,032	(2,915)	2004 - 2006	2011	39
Estrella Med Center	Phoenix, AZ	19,611	—	24,703	1,188	—	25,891	25,891	(3,901)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,775	2,150	—	14,925	14,925	(3,752)	1971 - 2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	1,206	—	7,816	7,816	(1,587)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	1,461	—	17,649	17,649	(3,501)	1997 - 2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	1,176	744	14,642	15,386	(3,598)	1987 - 2002	2009	39
Gateway Med Plaza	Tucson, AZ	9,717	—	14,005	(94)	—	13,911	13,911	(1,779)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,158	1,193	7,265	8,458	(1,951)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	1,144	1,309	18,716	20,025	(4,753)	1980 - 1984	2007	39
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	336	5,109	18,297	23,406	(3,972)	1986	2008	39
Senior Care El Monte	El Monte, CA	—	1,534	3,545	(17)	1,534	3,528	5,062	(686)	1964	2008	39
Senior Care Lomita	Lomita, CA	—	1,035	2,083	(8)	1,035	2,075	3,110	(430)	1959	2008	39
St. Mary Physician’s Center	Long Beach, CA	—	1,815	10,242	574	1,815	10,816	12,631	(2,225)	1992	2007	39
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	2,339	—	14,239	14,239	(2,042)	2009	2010	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	59	3,032	12,612	15,644	(2,300)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	2,182	2,240	12,608	14,848	(3,191)	1983 - 1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	—	3,736	29,546	33,282	—	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	141	5,142	28,779	33,921	(1,440)	2008	2013	39
Brandon MOP	Brandon, FL	—	901	6,946	547	901	7,493	8,394	(1,794)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	—	3,470	12,621	16,091	(166)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(2,513)	2007	2010	39
Palmetto MOB	Hialeah, FL	5,765	—	15,512	302	—	15,814	15,814	(1,190)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	—	4,291	9,220	13,511	(3,014)	1985	2007	39
King Street MOB	Jacksonville, FL	5,362	—	7,232	(70)	—	7,162	7,162	(1,131)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	206	1,204	11,984	13,188	(493)	1996 - 1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	302	768	3,304	4,072	(706)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	367	1,082	3,954	5,036	(947)	1996 - 1999	2007 - 2008	39
Largo Medical Center	Largo, FL	29,474	—	51,045	479	—	51,524	51,524	(1,628)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	499	729	9,407	10,136	(2,178)	1975 - 1986	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	225	—	4,482	4,482	(394)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	—	—	9,525	9,525	(367)	2009	2013	39
North Shore MOB	Miami, FL	—	—	4,942	112	—	5,054	5,054	(438)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	53	11,855	13,686	25,541	(490)	1954-2006	2014	27
Common V MOB	Naples, FL	9,043	4,173	9,070	219	4,173	9,289	13,462	(2,025)	1990	2007	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	911	—	9,426	9,426	(1,408)	2000	2010	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	239	—	5,950	5,950	(860)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	—	686	8,102	8,788	(299)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	—	—	6,127	6,127	(255)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	1	2,947	12,826	15,773	(3,618)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(2,441)	2007	2010	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(2,336)	2001 - 2003	2010	39
Wellington MAP III	Wellington, FL	7,854	—	10,511	(95)	—	10,416	10,416	(1,315)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	11,620	—	23,052	326	—	23,378	23,378	(1,321)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	1,104	2,840	13,929	16,769	(3,935)	1988	2007	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	(174)	2,961	19,514	22,475	(3,571)	2006 - 2010	2010 - 2012	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(2,507)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	—	432	4,057	4,489	(248)	2007	2013	39
Decatur MP	Decatur, GA	—	3,166	6,862	353	3,166	7,215	10,381	(1,626)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	2,145	2,802	14,647	17,449	(4,047)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	1,378	1,290	8,624	9,914	(2,185)	1985	2007	39
Marietta Health Park	Marietta, GA	7,200	1,276	12,197	401	1,276	12,598	13,874	(2,986)	2000	2008	39
Shakerag MC	Peachtree City, GA	12,667	743	3,290	1,261	743	4,551	5,294	(1,231)	1994	2007	39
Northmeadow Medical Center	Roswell, GA	—	1,245	9,109	(7)	1,245	9,102	10,347	(2,039)	1999	2007	39
Overlook at Eagle’s Landing	Stockbridge, GA	5,042	638	6,685	129	638	6,814	7,452	(1,086)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	1,116	4,260	15,752	20,012	(3,852)	2005	2008	39
Honolulu MOB	Honolulu, HI	15,101	—	27,336	—	—	27,336	27,336	—	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	—	—	16,253	16,253	—	1999	2014	35
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(3,197)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	173	431	812	1,243	(348)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	249	381	3,824	4,205	(967)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	4,046	318	1,899	65	318	1,964	2,282	(559)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	61	1,748	22,024	23,772	(3,838)	1952 - 1967	2010	39
Deaconess Clinic Westside	Evansville, IN	19,818	360	3,265	356	360	3,621	3,981	(591)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	10	—	8,256	8,256	(356)	2004	2013	39
Ft. Wayne MOB	Fort Wayne, IN	—	—	6,579	—	—	6,579	6,579	(954)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	214	560	3,795	4,355	(938)	1995	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	4,281	2,216	15,435	17,651	(3,674)	1988 - 1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	116	1,556	7,044	8,600	(1,935)	2002 - 2003	2007 - 2008	39
Glendale Prof Plaza	Indianapolis, IN	—	570	2,739	973	570	3,712	4,282	(1,110)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	2,093	1,044	15,641	16,685	(3,847)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	1,805	1,236	11,645	12,881	(3,784)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	3,576	1,427	19,127	20,554	(4,304)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	1,077	1,127	11,491	12,618	(2,964)	1994	2008	39
Southpointe MOP	Indianapolis, IN	8,666	2,190	7,548	1,774	2,190	9,322	11,512	(2,408)	1996	2007	39
Kokomo MOP	Kokomo, IN	—	1,779	9,614	775	1,779	10,389	12,168	(2,689)	1992 - 1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	(9)	—	10,943	10,943	(1,650)	2006	2010	39
Zionsville MC	Zionsville, IN	—	655	2,877	557	664	3,425	4,089	(936)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	1,091	1,808	10,608	12,416	(2,506)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(532)	1976 - 2007	2012	31
Tufts Medical Center	Boston, MA	74,039	32,514	109,180	973	32,514	110,153	142,667	(2,071)	1924	2014	35
St. Elizabeth’s Med Center	Brighton, MA	—	—	20,929	2,767	1,379	22,317	23,696	(1,958)	1965 - 1988	2012	31
Good Samaritan Cancer Center	Brockton, MA	—	—	4,171	10	—	4,181	4,181	(298)	2007	2012	31
Good Samaritan Med Center MOB	Brockton, MA	—	—	11,716	264	144	11,836	11,980	(1,081)	1980	2012	31
Carney Hospital MOB	Dorchester, MA	—	—	7,250	632	530	7,352	7,882	(665)	1978	2012	31
St. Anne’s Hospital MOB	Fall River, MA	—	—	9,304	40	40	9,304	9,344	(657)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	143	2,295	7,337	9,632	(723)	1930 - 2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	189	168	4,523	4,691	(500)	1988	2012	31
N. Berkshire MOB	North Adams, MA	—	—	7,259	241	—	7,500	7,500	(1,027)	2002	2011	39
Morton Hospital MOB	Taunton, MA	—	—	15,317	670	502	15,485	15,987	(2,118)	1988	2012	31
Johnston Professional Building	Baltimore, MD	14,001	—	21,481	40	—	21,521	21,521	(345)	1993	2014	35
Triad Tech Center	Baltimore, MD	11,260	—	26,548	—	—	26,548	26,548	(3,461)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	7	—	42,378	42,378	(4,924)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	615	1,571	6,401	7,972	(1,499)	1981	2008	39
Gallery Professional Building	St. Paul, MN	5,709	1,157	5,009	3,340	1,157	8,349	9,506	(3,171)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,900	770	4,312	28,571	32,883	(5,758)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	593	2,242	13,723	15,965	(3,099)	1978	2008	39
Winghaven MOB	O’Fallon, MO	—	1,455	9,708	551	1,455	10,259	11,714	(2,430)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(2)	304	1,552	1,856	(343)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	604	—	11,990	11,990	(1,722)	2007	2010	39
Medical Park of Cary	Cary, NC	—	2,931	19,855	1,607	2,931	21,462	24,393	(3,319)	1994	2010	39
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	14	1,732	8,905	10,637	(179)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	1,281	12,530	3,168	1,281	15,698	16,979	(2,461)	1989	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Nutfield Professional Center	Derry, NH	—	1,075	10,320	745	1,075	11,065	12,140	(2,089)	1963	2008	39
Santa Fe 1640 MOB	Santa Fe, NM	3,271	697	4,268	64	697	4,332	5,029	(648)	1985	2010	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(1,154)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	(153)	—	14,624	14,624	(1,891)	2007	2010	39
Madison Ave MOB	Albany, NY	1,820	83	2,759	16	83	2,775	2,858	(373)	1964	2010	39
Patroon Creek HQ	Albany, NY	19,746	1,870	29,453	6,661	1,870	36,114	37,984	(3,875)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	137	1,439	27,776	29,215	(3,563)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	226	1,699	18,666	20,365	(2,741)	1998 - 2000	2010	39
Putnam MOB	Carmel, NY	17,923	—	24,216	—	—	24,216	24,216	(2,741)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	1,417	2,305	38,911	41,216	(5,245)	2001	2010	39
St. Francis MAP	Poughkeepsie, NY	—	—	17,810	1,405	—	19,215	19,215	(3,122)	2006	2010	39
Westchester MOBs	White Plains, NY	—	17,274	41,865	277	17,274	42,142	59,416	(810)	1967-1983	2014	29
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	—	1981	2014	31
Market Exchange MOP	Columbus, OH	—	2,326	17,207	2,371	2,326	19,578	21,904	(3,811)	2001 - 2003	2007 - 2010	39
Park Place MOP	Kettering, OH	—	1,987	11,341	1,357	1,987	12,698	14,685	(3,699)	1998 - 2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	635	842	6,275	7,117	(1,772)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	728	372	4,364	4,736	(1,009)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	2,430	—	28,405	28,405	(6,020)	1991 - 1996	2008	39
Monroeville MOB	Monroeville, PA	—	3,264	7,038	58	3,264	7,096	10,360	(818)	1985 - 1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(6,331)	1985	2007	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	90	2,489	30,358	32,847	(4,146)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	1,004	1,774	39,925	41,699	(3,951)	1907	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	377	1,514	32,745	34,259	(4,014)	2002	2010	39
Cannon Park Place	Charleston, SC	—	425	8,651	83	425	8,734	9,159	(1,143)	1998	2010	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	—	3,763	19,787	23,550	(217)	2007	2014	39
GHS Memorial	Greenville, SC	4,199	—	8,301	385	—	8,686	8,686	(1,270)	1992	2009	39
GHS MMC	Greenville, SC	21,526	995	39,158	1,308	995	40,466	41,461	(5,965)	1987 - 1998	2009	39
GHS MOBs I	Greenville, SC	—	1,644	9,144	558	1,644	9,702	11,346	(1,619)	1974 - 1990	2009	39
GHS Patewood MOP	Greenville, SC	—	—	64,537	872	—	65,409	65,409	(9,943)	1983 - 2007	2009	39
GHS Greer MOBs	Greenville, Travelers Rest and Greer, SC	7,932	1,309	14,639	13	1,309	14,652	15,961	(2,245)	1992-2008	2009	39
Hilton Head Heritage MOP	Hilton Head Island, SC	—	1,125	5,398	48	1,125	5,446	6,571	(950)	1996	2010	39
Hilton Head Moss Creek MOB	Hilton Head Island, SC	—	209	2,066	3	209	2,069	2,278	(272)	2010	2010	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	—	2,470	6,289	8,759	—	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	180	2,073	6,119	8,192	(1,148)	1992	2010	39
Mary Black MOB	Spartanburg, SC	—	—	12,523	56	—	12,579	12,579	(2,333)	2006	2009	39
Lenox Office Park	Memphis, TN	11,412	1,670	13,626	(743)	1,670	12,883	14,553	(3,057)	2000	2007	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	2,385	1,296	38,908	40,204	(8,368)	1976 - 2006	2008 - 2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	30	1,110	17,718	18,828	(3,294)	2007	2008	39
Senior Care - Meadowview	Arlington, TX	—	350	2,066	15	350	2,081	2,431	(541)	1993	2008	39
Austin Heart MOB	Austin, TX	4,486	—	15,172	7	—	15,179	15,179	(545)	1999	2013	39
Post Oak North MC	Austin, TX	—	887	7,011	3	887	7,014	7,901	(303)	2007	2013	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	(32)	—	32,462	32,462	(1,954)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(2,067)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	138	778	4,968	5,746	(1,165)	2007	2008	39
Corsicana MOB	Corsicana, TX	—	—	6,781	—	—	6,781	6,781	(1,267)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(3,008)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	(208)	9,670	10,944	20,614	(992)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	134	3,340	35,205	38,545	(2,286)	2011	2013	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(2,012)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	—	—	7,543	7,543	(1,108)	2000	2010	39
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	2,182	1,238	22,161	23,399	(1,056)	2012	2013	39
Senior Care Galveston	Galveston, TX	—	966	7,195	6	966	7,201	8,167	(1,418)	1993	2008	39
Greenville MOB	Greenville, TX	—	616	10,822	287	616	11,109	11,725	(2,427)	2007	2008	39
7900 Fannin MOB	Houston, TX	—	—	34,764	246	—	35,010	35,010	(4,602)	2005	2010	39
Cypress Station MOB	Houston, TX	—	1,345	8,312	714	1,345	9,026	10,371	(2,243)	1981	2008	39
Triumph Hospital NW	Houston, TX	—	1,377	14,531	239	1,377	14,770	16,147	(4,061)	1986	2007	39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(754)	2006	2008	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(652)	2000	2010	39
Pearland MOB	Pearland, TX	—	1,602	7,017	495	1,602	7,512	9,114	(1,408)	2003 - 2007	2010	39
Senior Care Port Arthur	Port Arthur, TX	—	521	7,368	4	521	7,372	7,893	(1,501)	1994	2008	39
San Angelo MOB	San Angelo, TX	—	—	3,907	—	—	3,907	3,907	(721)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	1,033	416	14,723	15,139	(2,804)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	166	—	9,814	9,814	(2,113)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	—	1,670	14,018	15,688	(3,981)	1989	2007	39
Senior Care Texas City	Texas City, TX	—	465	7,744	3	465	7,747	8,212	(1,522)	1993	2008	39
Baylor MP	Waxahachie, TX	—	865	6,728	315	865	7,043	7,908	(1,565)	2006	2008	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	110	832	21,278	22,110	(4,052)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(6)	736	5,605	6,341	(1,192)	1957	2008	39
Renaissance MC	Bountiful, UT	18,188	3,701	24,442	214	3,701	24,656	28,357	(4,415)	2004	2008	39
Aurora - Franklin	Franklin, WI	—	945	15,336	—	945	15,336	16,281	(3,327)	2003	2009	39
Aurora - Menomenee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(3,584)	1964	2009	39
Aurora - Mequon	Mequon, WI	9,423	950	19,027	—	950	19,027	19,977	(4,393)	1992 - 2001	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(1,298)	1983	2009	39
Aurora - Richfield	Richfield, WI	—	255	2,818	—	255	2,818	3,073	(853)	1996	2009	39
Total		$421,873	$282,381	$2,258,476	$112,675	$287,755	$2,665,777	$2,953,532	$(383,966)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles, see (d) and (g).

(c)	The changes in total real estate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$2,561,073	$2,227,764	$1,971,254
Acquisitions	410,732	308,229	239,403
Additions	33,109	27,787	18,761
Dispositions	(51,382)	(2,707)	(1,654)
Balance as of the end of the year (d)	$2,953,532	$2,561,073	$2,227,764

(d)	The balances as of December 31, 2014, 2013 and 2012 exclude gross lease intangibles of $419.3 million, $411.9 million and $352.9 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $3.4 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$308,173	$235,157	$164,783
Additions	87,854	75,656	72,028
Dispositions	(12,061)	(2,640)	(1,654)
Balance as of the end of the year (g)	$383,966	$308,173	$235,157

(g)	The balances as of December 31, 2014, 2013 and 2012 exclude accumulated amortization of lease intangibles of $166.0 million, $137.8 million and $114.0 million, respectively.

(h)
Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$28,520	$20,000	$57,459
Additions:
New mortgage loans	11,924	8,520	—
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	(11,924)	—	(37,264)
Write-off of capitalized closing costs	—	—	(195)
Collection of mortgage loans	(28,520)	—	—
Balance as of the end of the year	$—	$28,520	$20,000

*****

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 23, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 23, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 23, 2015

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 23, 2015

By:	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date:	February 23, 2015

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 23, 2015

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 23, 2015

By:	/s/ Steve W. Patterson	Director
Steve W. Patterson
Date:	February 23, 2015

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 23, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 23, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 23, 2015	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 23, 2015	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of
	Maurice J. DeWald	Healthcare Trust of America Holdings, LP
Date:	February 23, 2015

By:	/s/ W. Bradley Blair, II	Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 23, 2015

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 23, 2015

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of
	Larry L. Mathis	Healthcare Trust of America Holdings, LP
Date:	February 23, 2015

By:	/s/ Steve W. Patterson	Director of Healthcare Trust of America, Inc., general partner of
	Steve W. Patterson	Healthcare Trust of America Holdings, LP
Date:	February 23, 2015

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 23, 2015

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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fifth Articles of Amendment and Restatement of Healthcare Trust of America, Inc., effective March 11, 2014 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2014 and incorporated herein by reference).

3.2
Articles of Amendment of Healthcare Trust of America, Inc., effective December 15, 2014 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 16, 2014 and incorporated herein by reference).

3.3
Articles of Amendment of Healthcare Trust of America, Inc., effective December 15, 2014 (included as Exhibit 3.2 to our Current Report on Form 8-K filed on December 16, 2014 and incorporated herein by reference).

3.4
Second Amended and Restated Bylaws of Healthcare Trust of America, Inc., effective March 11, 2014 (included as Exhibit 3.2 to our Current Report on Form 8-K filed March 11, 2014 and incorporated herein by reference).

3.5
Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 3.3 to our Registration Statement on Form S-4 (File No. 333-190916) filed on August 30, 2013 and incorporated herein by reference).

3.6
Certificate of Correction to Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 3.4 to our Registration Statement on Form S-4 (File No. 333-190916) filed on August 30, 2013 and incorporated herein by reference).

3.7
Certificate of Amendment to Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 3.5 to our Registration Statement on Form S-4 (File No. 333-190916) filed on August 30, 2013 and incorporated herein by reference).

3.8
Amendment to the Certificate of Limited Partnership of NNN Healthcare/Office REIT Holdings, L.P. (included as Exhibit 3.6 to our Registration Statement on Form S-4 (File No. 333-190916) filed on August 30, 2013 and incorporated herein by reference).

3.9
Certificate of Amendment to Certificate of Limited Partnership of Grubb & Ellis Healthcare REIT Holdings, LP. (included as Exhibit 3.7 to our Registration Statement on Form S-4 (File No. 333-190916) filed on August 30, 2013 and incorporated herein by reference).

3.10
Certificate of Amendment to Certificate of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 3.8 to our Registration Statement on Form S-4 (File No. 333-190916) filed on August 30, 2013 and incorporated herein by reference).

3.11
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2012 and incorporated herein by reference).

4.1
Indenture, dated as of March 28, 2013, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.70% Senior Notes due 2023 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 28, 2013 and incorporated herein by reference).

4.2
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

10.2†
Amendment to the NNN Healthcare/Office REIT, Inc. 2006 Incentive Plan (including the 2006 Independent Directors Compensation Plan) (included as Exhibit 10.4 to Amendment No. 6 to our Registration Statement on Form S-11 (File No. 333-133652) filed on September 12, 2006 and incorporated herein by reference).

10.3†
Amendment to the Grubb & Ellis Healthcare REIT, Inc. 2006 Independent Directors Compensation Plan, effective January 1, 2009 (included as Exhibit 10.68 to our Annual Report on Form 10-K filed on March 27, 2009 and incorporated herein by reference).

10.4†
Amendment to the Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of May 20, 2010 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference).

10.5†	2006 Independent Directors Compensation Plan (included as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on April 30, 2014 and incorporated herein by reference).
10.6†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference).

10.7
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).

10.8
Form of Indemnification Agreement executed by Kellie S. Pruitt and Mark D. Engstrom (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).

10.9	Form of Indemnification Agreement executed by Amanda L. Houghton (included as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.10	Form of Indemnification Agreement executed by Robert A. Milligan (included as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.11†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Scott D. Peters, effective January 1, 2013 (included as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.12†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Kellie S. Pruitt, effective January 1, 2013 (included as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.13†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Mark D. Engstrom, effective January 1, 2013 (included as Exhibit 10.47 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.14†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton, effective January 1, 2013 (included as Exhibit 10.48 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.15†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated August 22, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 22, 2014 and incorporated herein by reference).

10.16
Guaranty by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender dated March 29, 2012 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2012 and incorporate herein by reference).

10.17†	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.18†	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.19†	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.20
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

10.21
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the Lenders Party Hereto, dated July 20, 2012 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.22
Guaranty by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent dated July 20, 2012 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.23
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2012 and incorporated herein by reference).

10.24	Amendment No. 1 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).
10.25	Amendment No. 2 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.26	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.27	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.28
Amended and Restated Equity Distribution Agreement, dated February 28, 2014, among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP and Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC and J.P. Morgan Securities LLC (included as Exhibit 1.1 to our Current Report on Form 8-K filed on February 28, 2014 and incorporated herein by reference).

10.29
Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2014, by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as syndication agents, Bank of Montreal, PNC Bank, National Association, The Bank of Nova Scotia, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, Compass Bank, Fifth Third Bank, Regions Bank, and Capital One, N.A., as managing agents and the lenders party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.30
Guaranty dated November 19, 2014, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, and Bank of America, N.A., as swing lender and issuing bank (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.31
Second Modification to Credit Agreement, dated November 19, 2014, by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, National Association, and the lenders party thereto (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.32†
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated December 3, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2014 and incorporated herein by reference).

10.33*
First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 11, 2015, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.