Form 10-Q
period 2015-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2015-05-06
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of May 1, 2015, there were 125,199,971 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2015 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2015, HTA owned a 98.5% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units of HTALP, HTALP generates the capital required for the business through its operations and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units.
Stockholders’ equity and partners’ capital are the primary areas of difference between the condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as noncontrolling interest reflected within equity in HTA’s condensed consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
The Company believes combining the Quarterly Reports on Form 10-Q of HTA and HTALP, including the notes to the condensed consolidated financial statements, into this single Quarterly Report results in the following benefits:

•	enhances stockholders’ understanding of HTA and HTALP by enabling stockholders to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Quarterly Report applies to both HTA and HTALP; and

•	creates time and cost efficiencies through the preparation of a single Quarterly Report instead of two separate Quarterly Reports.
In order to highlight the material differences between HTA and HTALP, this Quarterly Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the condensed consolidated financial statements;

•
certain accompanying notes to the condensed consolidated financial statements, including Note 6 - Debt, Note 9 - Stockholders’ Equity and Partners’ Capital, Note 11 - Per Share Data of HTA and Note 12 - Per Unit Data of HTALP;

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$288,503	$287,755
Building and improvements	2,699,979	2,665,777
Lease intangibles	420,094	419,288
	3,408,576	3,372,820
Accumulated depreciation and amortization	(583,166)	(549,976)
Real estate investments, net ($79,163 and $80,419 from consolidated VIEs, see Note 2)	2,825,410	2,822,844
Cash and cash equivalents	13,517	10,413
Restricted cash and escrow deposits	21,120	20,799
Receivables and other assets, net	143,808	144,106
Other intangibles, net	45,231	43,488
Total assets	$3,049,086	$3,041,650
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,458,598	$1,412,461
Accounts payable and accrued liabilities	84,823	101,042
Derivative financial instruments - interest rate swaps	3,378	2,888
Security deposits, prepaid rent and other liabilities	38,947	32,687
Intangible liabilities, net	12,464	12,425
Total liabilities	1,598,210	1,561,503
Commitments and contingencies
Redeemable noncontrolling interests	3,797	3,726
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 125,203,393 and 125,087,268 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,252	1,251
Additional paid-in capital	2,282,553	2,281,932
Cumulative dividends in excess of earnings	(865,549)	(836,044)
Total stockholders’ equity	1,418,256	1,447,139
Noncontrolling interests	28,823	29,282
Total equity	1,447,079	1,476,421
Total liabilities and equity	$3,049,086	$3,041,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$98,452	$90,452
Interest and other operating income	68	852
Total revenues	98,520	91,304
Expenses:
Rental	30,697	29,589
General and administrative	6,575	6,299
Acquisition-related	1,357	976
Depreciation and amortization	36,595	34,942
Total expenses	75,224	71,806
Income before other income (expense)	23,296	19,498
Interest expense:
Interest related to derivative financial instruments	(555)	(1,345)
Net loss on change in fair value of derivative financial instruments	(2,010)	(841)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(2,565)	(2,186)
Interest related to debt	(13,804)	(11,904)
Other income	15	26
Net income	$6,942	$5,434
Net income attributable to noncontrolling interests (1)	(138)	(142)
Net income attributable to common stockholders	$6,804	$5,292
Earnings per common share - basic: (2)
Net income attributable to common stockholders	$0.05	$0.04
Earnings per common share - diluted: (2)
Net income attributable to common stockholders	$0.05	$0.04
Weighted average number of common shares outstanding: (2)
Basic	125,175	118,644
Diluted	127,105	119,912
Dividends declared per common share (2)	$0.29	$0.29

(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock (1)		Additional Paid-In Capital (1)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2013	118,440	$1,184	$2,128,082	$(742,060)	$1,387,206	$12,543	$1,399,749
Share-based award transactions, net	235	3	1,385	—	1,388	—	1,388
Repurchase and cancellation of common stock	(29)	(1)	(571)	—	(572)	—	(572)
Dividends	—	—	—	(34,110)	(34,110)	(349)	(34,459)
Net income	—	—	—	5,292	5,292	98	5,390
Balance as of March 31, 2014	118,646	$1,186	$2,128,896	$(770,878)	$1,359,204	$12,292	$1,371,496

Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421
Share-based award transactions, net	164	1	1,913	—	1,914	—	1,914
Repurchase and cancellation of common stock	(48)	—	(1,292)	—	(1,292)	—	(1,292)
Dividends	—	—	—	(36,309)	(36,309)	(564)	(36,873)
Net income	—	—	—	6,804	6,804	105	6,909
Balance as of March 31, 2015	125,203	$1,252	$2,282,553	$(865,549)	$1,418,256	$28,823	$1,447,079

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,942	$5,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	35,788	34,111
Share-based compensation expense	1,914	1,388
Bad debt expense	146	99
Change in fair value of derivative financial instruments	2,010	841
Changes in operating assets and liabilities:
Receivables and other assets, net	(723)	(1,739)
Accounts payable and accrued liabilities	(13,172)	(4,168)
Security deposits, prepaid rent and other liabilities	4,290	(2,517)
Net cash provided by operating activities	37,195	33,449
Cash flows from investing activities:
Acquisition of real estate operating properties	(35,300)	—
Capital expenditures	(6,524)	(5,570)
Restricted cash, escrow deposits and other assets	(321)	(396)
Net cash used in investing activities	(42,145)	(5,966)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	82,000	30,000
Payments on unsecured revolving credit facility	(81,000)	(10,000)
Borrowings on unsecured term loans	65,000	—
Payments on secured real estate term loan and mortgage loans	(19,960)	(1,901)
Deferred financing costs	(31)	(1,077)
Security deposits	(17)	247
Repurchase and cancellation of common stock	(1,292)	(572)
Dividends	(36,275)	(34,052)
Payment on earnout liability	—	(375)
Distributions to noncontrolling interest of limited partners	(371)	(475)
Net cash provided by (used in) financing activities	8,054	(18,205)
Net change in cash and cash equivalents	3,104	9,278
Cash and cash equivalents - beginning of period	10,413	18,081
Cash and cash equivalents - end of period	$13,517	$27,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$288,503	$287,755
Building and improvements	2,699,979	2,665,777
Lease intangibles	420,094	419,288
	3,408,576	3,372,820
Accumulated depreciation and amortization	(583,166)	(549,976)
Real estate investments, net ($79,163 and $80,419 from consolidated VIEs, see Note 2)	2,825,410	2,822,844
Cash and cash equivalents	13,517	10,413
Restricted cash and escrow deposits	21,120	20,799
Receivables and other assets, net	143,808	144,106
Other intangibles, net	45,231	43,488
Total assets	$3,049,086	$3,041,650
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,458,598	$1,412,461
Accounts payable and accrued liabilities	84,823	101,042
Derivative financial instruments - interest rate swaps	3,378	2,888
Security deposits, prepaid rent and other liabilities	38,947	32,687
Intangible liabilities, net	12,464	12,425
Total liabilities	1,598,210	1,561,503
Commitments and contingencies
Redeemable noncontrolling interests	3,797	3,726
Partners’ Capital:
Limited partners’ capital, 2,154,942 units issued and outstanding as of March 31, 2015 and December 31, 2014	28,553	29,012
General partners’ capital, 125,203,393 and 125,087,268 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,418,526	1,447,409
Total partners’ capital	1,447,079	1,476,421
Total liabilities and partners’ capital	$3,049,086	$3,041,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$98,452	$90,452
Interest and other operating income	68	852
Total revenues	98,520	91,304
Expenses:
Rental	30,697	29,589
General and administrative	6,575	6,299
Acquisition-related	1,357	976
Depreciation and amortization	36,595	34,942
Total expenses	75,224	71,806
Income before other income (expense)	23,296	19,498
Interest expense:
Interest related to derivative financial instruments	(555)	(1,345)
Net loss on change in fair value of derivative financial instruments	(2,010)	(841)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(2,565)	(2,186)
Interest related to debt	(13,804)	(11,904)
Other income	15	26
Net income	$6,942	$5,434
Net income attributable to noncontrolling interests	(33)	(38)
Net income attributable to common unitholders	$6,909	$5,396
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.05	$0.04
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.05	$0.04
Weighted average number of common units outstanding: (1)
Basic	126,330	120,170
Diluted	126,330	120,170
Distributions declared per common unit (1)	$0.29	$0.29

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
 (Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units (1)	Amount	Units (1)	Amount
Balance as of December 31, 2013	118,440	$1,387,476	1,527	$13,818	$1,401,294
Share-based award transactions, net	235	1,388	—	—	1,388
Redemptions of general partner units	(29)	(572)	—	—	(572)
Distributions	—	(34,110)	—	(372)	(34,482)
Net income	—	5,292	—	104	5,396
Balance as of March 31, 2014	118,646	$1,359,474	1,527	$13,550	$1,373,024

Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Share-based award transactions, net	164	1,914	—	—	1,914
Redemption of general partner units	(48)	(1,292)	—	—	(1,292)
Distributions	—	(36,309)	—	(564)	(36,873)
Net income	—	6,804	—	105	6,909
Balance as of March 31, 2015	125,203	$1,418,526	2,155	$28,553	$1,447,079

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,942	$5,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	35,788	34,111
Share-based compensation expense	1,914	1,388
Bad debt expense	146	99
Change in fair value of derivative financial instruments	2,010	841
Changes in operating assets and liabilities:
Receivables and other assets, net	(723)	(1,739)
Accounts payable and accrued liabilities	(13,172)	(4,168)
Security deposits, prepaid rent and other liabilities	4,290	(2,517)
Net cash provided by operating activities	37,195	33,449
Cash flows from investing activities:
Acquisition of real estate operating properties	(35,300)	—
Capital expenditures	(6,524)	(5,570)
Restricted cash, escrow deposits and other assets	(321)	(396)
Net cash used in investing activities	(42,145)	(5,966)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	82,000	30,000
Payments on unsecured revolving credit facility	(81,000)	(10,000)
Borrowings on unsecured term loans	65,000	—
Payments on secured real estate term loan and mortgage loans	(19,960)	(1,901)
Deferred financing costs	(31)	(1,077)
Security deposits	(17)	247
Repurchase and cancellation of general partner units	(1,292)	(572)
Distributions to general partner	(36,275)	(34,052)
Payment on earnout liability	—	(375)
Distributions to limited partners and redeemable noncontrolling interests	(371)	(475)
Net cash provided by (used in) financing activities	8,054	(18,205)
Net change in cash and cash equivalents	3,104	9,278
Cash and cash equivalents - beginning of period	10,413	18,081
Cash and cash equivalents - end of period	$13,517	$27,359
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of March 31, 2015, HTA owned a 98.5% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings (“MOBs”) in the United States (“U.S.”) based on gross leaseable area (“GLA”). We are primarily focused on acquiring, owning and operating high quality MOBs that are predominantly located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) seek internal growth through proactive asset management, leasing and property management oversight, (ii) target mid-sized acquisitions of MOBs in markets with dominant healthcare systems, and with attractive demographics that complement our existing portfolio, and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We invest primarily in high quality MOBs in our target markets, and have acquired MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $3.4 billion through March 31, 2015.
Effective December 15, 2014, HTA completed a reverse stock split (the “Reverse Stock Split”) of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. HTA’s par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. The weighted average number of shares/units and per share/unit amounts for the three months ended March 31, 2014 have been adjusted retroactively to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. (“GAAP”), in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.
Variable Interest Entities
As of March 31, 2015 and December 31, 2014, we had loans totaling $80.5 million to five entities to acquire MOBs in order to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (the “Exchanges”). As of March 31, 2015 and December 31, 2014, our condensed consolidated financial statements included five VIEs, as we are deemed to be the primary beneficiary. We operate each of the MOBs and have all the risk and rewards of ownership. The Exchange must be completed within 180 days after the acquisition date of the MOB in accordance with the applicable provisions of the Internal Revenue Code.
The assets of the VIEs primarily consist of real estate assets which have no restrictions on our use. We receive all the assets generated by the operating activities of the VIEs. The impact of consolidating the VIEs had an immaterial impact on our total assets at March 31, 2015 and December 31, 2014. The $80.5 million as of March 31, 2015 and December 31, 2014, represents our maximum risk of loss as the VIEs have no debt.
Real Estate Investments
Depreciation expense of buildings and improvements for the three months ended March 31, 2015 and 2014, was $23.3 million and $21.4 million, respectively.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are still evaluating the impact of adopting ASU 2014-09 on our financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in ASU 2015-02 affect the following areas: (i) limited partnerships and similar legal entities; (ii) evaluating fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not believe ASU 2015-02 will have a significant impact on our financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs by requiring these costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. ASU 2015-03 is effective for the fiscal years beginning after December 15, 2015, and requires retrospective application. We are still evaluating the impact of adopting ASU 2015-03 on our financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Business Combinations
For the three months ended March 31, 2015, we had acquisitions with an aggregate purchase price of $35.3 million. We incurred $0.2 million of costs attributable to these acquisitions, which were recorded in acquisition-related expenses in the accompanying condensed consolidated statements of operations.
Since the acquisitions were determined to be individually not significant, but significant on a collective basis, the allocations for the 2015 acquisitions are set forth below in the aggregate (in thousands):

Acquisitions through March 31, 2015	Total
Land	$748
Building and improvements	30,086
Below market leasehold interests	2,350
Above market leases	398
In place leases	2,181
Below market leases	(463)
Aggregate purchase price	$35,300
The acquired intangible assets and liabilities, referenced above, had weighted average lives of 16.9 years and 9.9 years, respectively.
During the three months ended March 31, 2015, we acquired $35.3 million of MOBs in Atlanta, Georgia.
During the three months ended March 31, 2014, we completed no acquisitions.
Subsequent to March 31, 2015, we completed acquisitions with an aggregate purchase price of $67.3 million. The following is a preliminary allocation of the aggregate purchase price of such acquisitions (in thousands):

Acquisitions Subsequent to March 31, 2015	Total
Land	$6,239
Building and improvements	55,769
Lease and other intangibles, net	4,372
Net assets acquired	66,380
Other, net	940
Aggregate purchase price	$67,320

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands, except weighted average remaining amortization period):

	March 31, 2015		December 31, 2014
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$233,112	8.4	$231,370	8.8	Lease intangibles
Tenant relationships	186,982	10.4	187,918	10.3	Lease intangibles
Above market leases	27,063	5.6	26,676	5.5	Other intangibles, net
Below market leasehold interests	35,300	64.3	32,950	67.3	Other intangibles, net
	482,457		478,914
Accumulated amortization	(193,723)		(182,149)
Total	$288,734	15.3	$296,765	15.2

Liabilities:
Below market leases	$14,600	11.4	$14,188	11.5	Intangible liabilities, net
Above market leasehold interests	3,857	31.9	3,857	32.1	Intangible liabilities, net
	18,457		18,045
Accumulated amortization	(5,993)		(5,620)
Total	$12,464	16.9	$12,425	17.1
The following is a summary of the net intangible amortization for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization recorded against rental income related to above or below market leases	$475	$520
Rental expense related to above or below market leasehold interests	105	148
Amortization expense related to in place leases and tenant relationships	11,956	12,482
5. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivables, net	$16,435	$16,468
Other receivables	7,989	10,639
Deferred financing costs, net	16,393	16,929
Deferred leasing costs, net	17,614	17,281
Straight-line rent receivables, net	59,102	56,433
Prepaid expenses, deposits, equipment and other, net	26,081	24,642
Derivative financial instruments - interest rate swaps	194	1,714
Total	$143,808	$144,106

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amortization of deferred leasing costs and deferred financing costs for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense related to deferred leasing costs	$986	$874
Interest expense related to deferred financing costs	842	966
6. Debt
Debt consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Unsecured revolving credit facility	$37,000	$36,000
Unsecured term loans	420,000	355,000
Unsecured senior notes	600,000	600,000
Fixed rate mortgages	372,554	392,399
Variable rate mortgages	29,359	29,474
	1,458,913	1,412,873
Net discount	(315)	(412)
Total	$1,458,598	$1,412,461
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
On February 11, 2015, HTA and HTALP executed an amendment to the unsecured revolving credit and term loan facility (the “Unsecured Credit Agreement”) which added an additional lender and increased the amount available under the unsecured revolving credit facility from $800.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the credit facility. The maximum principal amount of the credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020.
Borrowings under the unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.875% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.125% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2015, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
During the three months ended March 31, 2015, we borrowed an additional $65.0 million, increasing the amount outstanding to $265.0 million. We may borrow an additional $35.0 million through May 2015. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2015 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.58% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019 and includes a one-year extension, at the option of the borrower, subject to certain conditions.
$155.0 million Unsecured Term Loan
As of March 31, 2015, HTALP had a $155.0 million unsecured term loan outstanding that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2015 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 million Unsecured Senior Notes due 2021
As of March 31, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.375% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.205% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 million Unsecured Senior Notes due 2023
As of March 31, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of March 31, 2015, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.63% to 12.75% per annum and a weighted average interest rate of 5.35% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.59% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2015 (in thousands):

Year	Amount
2015	$53,835
2016	69,985
2017	116,977
2018	14,803
2019	429,680
Thereafter	773,633
Total	$1,458,913
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of March 31, 2015, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
7. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of March 31, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(508)	Swap	6/15/2016
50,000	LIBOR	1.39	(239)	Swap	7/17/2019
105,000	LIBOR	1.24	194	Swap	7/17/2019
26,683	LIBOR + 145 bps	4.98	(2,631)	Swap	5/1/2020

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(443)	Swap	6/15/2016
50,000	LIBOR	1.39	317	Swap	7/17/2019
105,000	LIBOR	1.24	1,397	Swap	7/17/2019
26,874	LIBOR + 145 bps	4.98	(2,445)	Swap	5/1/2020
As of March 31, 2015 and December 31, 2014, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swaps	Receivables and other assets	$194	$1,714	Derivative financial instruments	$3,378	$2,888
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	March 31, 2015			December 31, 2014
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$194	$(194)	$—	$1,714	$—	$1,714
Liability derivatives	3,378	(194)	3,184	2,888	—	2,888
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2015, there have been no termination events or events of default related to our interest rate swaps.
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
9. Stockholders’ Equity and Partners’ Capital
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
Common Stock Offerings
On February 28, 2014, HTA amended the at-the-market (“ATM”) offering program of its common stock with an aggregate sales price of up to $300.0 million, primarily to add sales agents to the program. During the three months ended March 31, 2015, HTA did not issue and sell any shares of its common stock under the ATM offering program and as of March 31, 2015, $256.6 million remained available for issuance under the ATM.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during three months ended March 31, 2015 and 2014. On May 5, 2015, HTA declared a quarterly cash dividend of $0.29 per share to be paid on July 3, 2015 to stockholders of record of its common stock on June 26, 2015.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors or the Compensation Committee. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of March 31, 2015, there were 2,126,745 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The LTIP awards were fully expensed in 2013, except for $4.5 million of expense associated with 225,000 units that will only vest in the event of a change in control prior to May 16, 2015. We will not recognize any expense associated with these units until such time as a change in control event occurs or is probable. As of March 31, 2015 and December 31, 2014, we had 225,000 LTIP units outstanding with a weighted average grant date fair value of $20.00.
Restricted Common Stock
For the three months ended March 31, 2015 and 2014, we recognized compensation expense of $1.9 million and $1.4 million, respectively, which was recorded in general and administrative expenses.
As of March 31, 2015, there was $7.1 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.1 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in our restricted common stock during 2015:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	463,050	$20.90
Granted	172,115	26.98
Vested	(113,029)	21.99
Forfeited	(8,000)	22.08
Balance as of March 31, 2015	514,136	$22.60
10. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, aggregated by the applicable Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$194	$—	$194
Liabilities:
Derivative financial instruments	$—	$3,378	$—	$3,378
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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash and escrow deposits and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2. The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities. The following table sets forth the carrying value and fair value of our debt (in thousands):

		March 31, 2015		December 31, 2014
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	2	$1,458,598	$1,507,720	$1,412,461	$1,447,432

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three months ended March 31, 2015 and 2014, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA common stock for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$6,942	$5,434
Net income attributable to noncontrolling interests	(138)	(142)
Net income attributable to common stockholders	$6,804	$5,292
Denominator: (1)
Weighted average number of shares outstanding - basic	125,175	118,644
Dilutive shares	1,930	1,268
Weighted average number of shares outstanding - diluted	127,105	119,912
Earnings per common share - basic (1)
Net income attributable to common stockholders	$0.05	$0.04
Earnings per common share - diluted (1)
Net income attributable to common stockholders	$0.05	$0.04

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
12. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$6,942	$5,434
Net income attributable to noncontrolling interests	(33)	(38)
Net income attributable to common unitholders	$6,909	$5,396
Denominator: (1)
Weighted average number of units outstanding - basic	126,330	120,170
Dilutive units	—	—
Weighted average number of units outstanding - diluted	126,330	120,170
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.05	$0.04
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.05	$0.04

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest paid	$13,238	$8,235
Income taxes paid	99	58

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$1,464	$2,272
Financing Activities:
Dividend distributions declared, but not paid	$36,309	$34,148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of March 31, 2015 and December 31, 2014, together with results of operations and cash flows for the three months ended March 31, 2015 and 2014.
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

Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2014 Annual Report on Form 10-K, which is incorporated herein.
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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. based on GLA. HTA conducts substantially all of its operations through HTALP. We are primarily focused on acquiring, owning and operating high quality MOBs that are predominantly located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective we (i) generate internal growth through proactive asset management, leasing and property management, (ii) target accretive investments in MOBs that are on the campuses of, or aligned with, healthcare systems and located in markets with attractive demographics that complement our existing portfolio, and (iii) actively manage our balance sheet to maintain flexibility with low leverage.
Since 2006, we have invested $3.4 billion to create a portfolio of MOBs and other healthcare assets totaling approximately 15.0 million square feet of GLA throughout the U.S. Approximately 96% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. The leased rate for our portfolio was 91.7% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.3% as of March 31, 2015. Approximately 58% of our annualized base rent was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency as of March 31, 2015.
Our portfolio is diversified geographically across 28 states, with no state having more than 13% of our total GLA as of March 31, 2015. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for MOBs, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Albany, Atlanta, Boston, Charleston, Dallas, Denver, Greenville, Honolulu, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•	For the three months ended March 31, 2015, we had net income of $6.9 million, compared to $5.4 million for the three months ended March 31, 2014.

•
For the three months ended March 31, 2015, HTA’s Normalized FFO was $0.37 per diluted share, or $46.6 million, an increase of $0.02 per diluted share, or 6%, compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, HTALP’s Normalized FFO was $0.37 per diluted unit, or $46.6 million, an increase of 0.02 per diluted unit, or 6%, compared to the three months ended March 31, 2014.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the three months ended March 31, 2015, our total revenue increased 7.9%, or $7.2 million, to $98.5 million, compared to the three months ended March 31, 2014.

•	For the three months ended March 31, 2015, our NOI increased 9.9%, or $6.1 million, to $67.8 million, compared to the three months ended March 31, 2014.

•	For the three months ended March 31, 2015, our Same-Property Cash NOI increased 3.0%, or $1.7 million, to $57.0 million, compared to the three months ended March 31, 2014.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth Through Proactive Asset Management Leasing and Property Management

•	As of March 31, 2015, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.7% by GLA and our occupancy rate was 91.3% by GLA.

•	We entered into new and renewal leases on approximately 185,000 square feet of GLA during the three months ended March 31, 2015.

•
Tenant retention for the portfolio was 77% for the quarter, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Relationship-Focused Strategy
We have been one of the most active investors in the medical office sector over the last eight years and have developed significant industry relationships with health systems, physician practices, regional medical office developers and management firms.

•	We acquired $35.3 million of MOBs located in our key market of Atlanta during the three months ended March 31, 2015.

•
All of our acquisitions during the quarter were either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems. The leased rate at closing of these acquired properties was 98%.

Financial Strategy and Balance Sheet Flexibility

•
As of March 31, 2015, we had total liquidity of $856.0 million, including cash and cash equivalents of $13.5 million and $842.5 million available on our Unsecured Credit Agreement (includes the impact of $5.5 million of outstanding letters of credit). Our leverage ratio of debt to capitalization was 29.2%.

•
In February 2015, we amended our Unsecured Credit Agreement. The amendment added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.

Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, in our 2014 Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
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

Acquisitions and Dispositions
During the three months ended March 31, 2015, we had acquisitions with an aggregate purchase price of $35.3 million and no dispositions. During the three months ended March 31, 2014, we had no acquisitions or dispositions. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
As of March 31, 2015, we owned and operated approximately 15.0 million square feet of GLA, with a 91.7% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.3% occupancy rate. As of March 31, 2014, we owned and operated approximately 14.1 million square feet of GLA, with a 91.2% leased rate (includes leases which have been executed, but which have not yet commenced) and a 90.8% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $6.1 million to $67.8 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was primarily due to the $7.8 million of additional NOI from our 2014 and 2015 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2014, a reduction of interest income from the real estate notes receivable paid off by the borrowers during 2014 and a reduction in straight-line rent from properties we owned during both periods.
Same-Property Cash NOI increased $1.7 million to $57.0 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
Rental Income
For the three months ended March 31, 2015 and 2014, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual rental income	$95,243	$87,385
Straight-line rent and amortization of above/below market leases	2,131	1,995
Other operating revenue	1,078	1,072
Total	$98,452	$90,452

Contractual rental income increased $7.9 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily due to $10.2 million of additional contractual rental income from our 2014 and 2015 acquisitions and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during 2014. For the three months ended March 31, 2015, we entered into new and renewal leases of approximately 185,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $22.28 per square foot of GLA compared to an average ending annual base rent of $21.99 per square foot of GLA for expiring leases. Leases that expired thus far in 2015 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the three months ended March 31, 2015, new leases had tenant improvements, leasing commissions and tenant concessions of $23.49, $4.81 and $5.93 per square foot of GLA, respectively, compared to $16.63, $4.38 and $5.96 per square foot of GLA, respectively, for the three months ended March 31, 2014. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $3.17, $0.82 and $0.36 per square foot of GLA, respectively, for the three months ended March 31, 2015, compared to $4.33, $2.12 and $1.81 per square foot of GLA, respectively, for the three months ended March 31, 2014.
Rental Expenses
For the three months ended March 31, 2015 and 2014, rental expenses attributable to our properties were $30.7 million and $29.6 million, respectively. The increase in rental expenses was primarily due to $3.3 million of additional rental expenses associated with our 2014 and 2015 acquisitions, partially offset by a $0.9 million decrease as a result of the buildings we sold during 2014.

General and Administrative Expenses
For the three months ended March 31, 2015 and 2014, general and administrative expenses were $6.6 million and $6.3 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the three months ended March 31, 2015 and 2014, acquisition-related expenses were $1.4 million and $1.0 million, respectively. The increase in acquisition-related expenses was primarily due to increased acquisition activity during 2015.
Depreciation and Amortization Expense
For the three months ended March 31, 2015 and 2014, depreciation and amortization expense was $36.6 million and $34.9 million, respectively. The increase in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $1.1 million during the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014, partially offset by the decreased interest rate on our Unsecured Credit Agreement as a result of the amendments executed during 2014. During the three months ended March 31, 2015, the fair market value of our derivatives decreased $2.0 million, compared to a net decrease of $0.8 million during the three months ended March 31, 2014.
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
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO, as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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
We also compute Normalized FFO, which excludes from FFO: (i) acquisition-related expenses; (ii) net gain or loss on change in fair value of derivative financial instruments; (iii) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (iv) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of sufficient cash flow to fund our needs. Normalized FFO should be reviewed in connection with other GAAP measurements.

The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares of HTA common stock or HTALP partnership units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common stockholders	$6,804	$5,292
Depreciation and amortization expense	36,280	34,942
FFO	$43,084	$40,234
Acquisition-related expenses	1,357	976
Net loss on change in fair value of derivative financial instruments	2,010	841
Noncontrolling income from partnership units included in diluted shares	105	104
Other normalizing items	89	209
Normalized FFO	$46,645	$42,364

Net income attributable to common stockholders per diluted share (1)	$0.05	$0.04
FFO adjustments per diluted share, net (1)	0.29	0.30
FFO per diluted share (1)	$0.34	$0.34
Normalized FFO adjustments per diluted share, net (1)	0.03	0.01
Normalized FFO per diluted share (1)	$0.37	$0.35

Weighted average number of diluted common shares outstanding (1)	127,105	119,912

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common unitholders	$6,909	$5,396
Depreciation and amortization expense	36,280	34,942
FFO	$43,189	$40,338
Acquisition-related expenses	1,357	976
Net loss on change in fair value of derivative financial instruments	2,010	841
Other normalizing items	89	209
Normalized FFO	$46,645	$42,364

Net income attributable to common unitholders per diluted unit (1)	$0.05	$0.04
FFO adjustments per diluted unit, net (1)	0.29	0.30
FFO per diluted unit (1)	$0.34	$0.34
Normalized FFO adjustments per diluted unit, net (1)	0.03	0.01
Normalized FFO per diluted unit (1)	$0.37	$0.35

Weighted average number of diluted common units outstanding (1)	126,330	120,170

(1) For the three months ended March 31, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) depreciation and amortization expense; (iv) interest expense and net change in fair value of derivative financial instruments; and (v) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments, net; (ii) amortization of below and above market leases/leasehold interests, net; and (iii) lease termination fees. We believe that Cash NOI provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$6,942	$5,434
General and administrative expenses	6,575	6,299
Acquisition-related expenses	1,357	976
Depreciation and amortization expense	36,595	34,942
Interest expense and net change in fair value of derivative financial instruments	16,369	14,090
Other income	(15)	(26)
NOI	$67,823	$61,715
Straight-line rent adjustments, net	(2,019)	(2,100)
Amortization of below and above market leases/leasehold interests, net	580	668
Lease termination fees	(11)	(13)
Cash NOI	$66,373	$60,270
Notes receivable interest income	—	(781)
Non Same-Property Cash NOI	(9,377)	(4,161)
Same-Property Cash NOI (1)	$56,996	$55,328

(1) Same-Property includes 268 buildings for the three months ended March 31, 2015 and 2014.
Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our Unsecured Credit Agreement; and (iii) proceeds from the issuances of debt and equity securities. During the next 12 months our primary uses of cash are expected to include: (i) acquisitions of MOBs and other facilities that serve the healthcare industry; (ii) capital expenditures; (iii) the payment of operating expenses; (iv) debt service payments including principal payments; and (v) paying dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our Unsecured Credit Agreement, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Acquisitions and maturing indebtedness may require funds from the issuance of debt and/or equity securities.

As of March 31, 2015, we had liquidity of $856.0 million, including $842.5 million available on our Unsecured Credit Agreement (includes the impact of $5.5 million of outstanding letters of credit) and $13.5 million of cash and cash equivalents.
As of March 31, 2015, $256.6 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $2.6 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2015, we estimate that our expenditures for capital improvements for the remainder of 2015 will range from $15 million to $20 million depending on leasing activity. As of March 31, 2015, we had $9.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Cash and cash equivalents - beginning of period	$10,413	$18,081	$(7,668)
Net cash provided by operating activities	37,195	33,449	3,746
Net cash used in investing activities	(42,145)	(5,966)	(36,179)
Net cash provided by (used in) financing activities	8,054	(18,205)	26,259
Cash and cash equivalents - end of period	$13,517	$27,359	$(13,842)
Net cash provided by operating activities increased in 2015 primarily due to the impact of our 2014 and 2015 acquisitions. We anticipate cash flows from operating activities to increase as a result of contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the three months ended March 31, 2015, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $35.3 million and capital expenditures of $6.5 million. For the three months ended March 31, 2014, net cash used in investing activities primarily related to capital expenditures of $5.6 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the three months ended March 31, 2015, net cash provided by financing activities primarily related to net borrowings of $66.0 million on our Unsecured Credit Agreement, partially offset by dividends to holders of our common stock of $36.3 million and payments on our mortgage and term loans of $20.0 million. For the three months ended March 31, 2014, net cash used in financing activities primarily related to dividends to holders of our common stock of $34.1 million and payments on our mortgage loans of $1.9 million, partially offset by net borrowings on our Unsecured Credit Agreement of $20.0 million.

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
For the three months ended March 31, 2015, HTA paid cash dividends of $36.3 million. In April 2, 2015, HTA paid cash dividends of $36.3 million for the quarter ended March 31, 2015. On May 5, 2015, HTA’s Board of Directors authorized a quarterly cash dividend of $0.29 per share to be paid on July 3, 2015 to stockholders of record on June 26, 2015.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of March 31, 2015, our leverage ratio of debt to capitalization was 29.2%.
As of March 31, 2015, we had debt outstanding of $1.5 billion and the weighted average interest rate was 3.63% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 6 to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2015, $807.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. On February 11, 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to total of $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of March 31, 2015, we had $420.0 million of unsecured term loans outstanding comprised of a $265.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. During the three months ended March 31, 2015, we borrowed an additional $65.0 million on our term loan under our Unsecured Credit Agreement, and we may borrow an additional $35.0 million through May 2015. The $265.0 million term loan includes a one-year extension, at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of March 31, 2015, we have $300.0 million of unsecured senior notes that mature in July 2021 and $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the three months ended March 31, 2015, we made payments of $20.0 million on our mortgage loans and we have $53.8 million of principal payments due on currently outstanding indebtedness during the remainder of 2015.
Commitments and Contingencies
See Note 8 to our accompanying condensed consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2015, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2015, we had no off-balance sheet arrangements.

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

Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements
The following discussion updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated December 21, 2012 contained in our Registration Statement on Form S-3 filed with the SEC on December 24, 2012, and in our other registration statements into which this Quarterly Report on Form 10-Q is incorporated by reference.
The discussion under the heading “Additional U.S. Federal Income Tax Withholding Rules” is replaced in its entirety with the following:
“Sections 1471 through 1474 of the Code and the Treasury regulations promulgated thereunder (commonly referred to as “FATCA”) generally impose a 30% withholding tax on U.S. source dividends and, beginning January 1, 2017, gross proceeds from the sale or other disposition of stock or property that is capable of producing U.S. source dividends paid to (i) a foreign financial institution (as defined in Section 1471(d)(4) of the Code) unless such foreign financial institution agrees, pursuant to an agreement with the U.S. Treasury Department or otherwise, to collect and disclose certain information regarding its direct and indirect U.S. owners (which, for this purpose, can include certain debt and  equity holders of such foreign financial institution as well as the direct and indirect owners of financial accounts maintained by such institution) and satisfies certain other requirements, and (ii) certain other non-U.S. entities unless such entities provide the payor with information regarding certain direct and indirect U.S. owners of the entity, or certify that they have no such U.S. owners, and comply with certain other requirements.  Withholding under FATCA is imposed on payments to foreign financial institutions and other applicable payees whether they receive such payments in the capacity of an intermediary or for their own account.  Certain countries have entered into, and other countries are expected to enter into, agreements with the United States to facilitate the type of information reporting required under FATCA.  While the existence of such agreements will not eliminate the risk that payments in respect of our Class A common stock will be subject to the withholding described above, these agreements are expected to reduce the risk of the withholding for investors in (or indirectly holding our Class A common stock through financial institutions in) those countries.  Each non-U.S. stockholder and any U.S. stockholder holding our Class A common stock through a foreign financial institution is urged to consult its own tax advisor about the possible impact of these rules on their investment in our Class A common stock, and the entities through which they hold our Class A common stock, including, without limitation, the process and deadlines for meeting the applicable requirements to prevent the imposition of this 30% withholding of tax under FATCA.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2014 Annual Report on Form 10-K. The table below presents, as of March 31, 2015, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$53,466	$69,461	$116,412	$14,195	$9,025	$709,995	$972,554
Weighted average interest rate on fixed rate debt (per annum)	5.38%	5.49%	5.92%	6.23%	5.63%	3.84%	4.34%
Variable rate debt	$371	$523	$564	$608	$420,655	$63,638	$486,359
Weighted average interest rate on variable rate debt based on forward rates in effect as of March 31, 2015 (per annum)	1.66%	2.31%	2.91%	3.28%	3.42%	3.45%	1.52%
Our total debt was $1.5 billion as of March 31, 2015. We had fixed and variable rate debt with interest rates ranging from 1.23% to 12.75% per annum and a weighted average interest rate of 3.40% per annum as of March 31, 2015, excluding the impact of interest rate swaps. We had $972.6 million (excluding net premium/discount) of fixed rate debt, or 67% of total debt, at a weighted average interest rate of 4.34% per annum, and $486.4 million (excluding net premium/discount) of variable rate debt, or 33% of total debt, at a weighted average interest rate of 1.52% per annum as of March 31, 2015, excluding the impact of interest rate swaps.

As of March 31, 2015, the fair value of our fixed rate debt was $1.0 billion and the fair value of our variable rate debt was $492.8 million based upon prevailing market rates as of March 31, 2015.
As of March 31, 2015, we had interest rate swaps outstanding that effectively fix $281.7 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.21% and 3.63% per annum, respectively.
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
As of March 31, 2015, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
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
As of March 31, 2015, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2015, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	47,765	$26.94	—	—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	225	27.09	—	—
____________________

(1)	Purchases represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the NYSE.

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	May 6, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 6, 2015

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	May 6, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	May 6, 2015

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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