Form 10-Q
period 2015-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2015-07-30
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 27, 2015, there were 127,040,154 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2015 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2015, HTA owned a 98.5% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 7 - Debt, Note 9 - Stockholders’ Equity and Partners’ Capital, Note 11 - Per Share Data of HTA and Note 12 - Per Unit Data of HTALP;

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$298,995	$287,755
Building and improvements	2,872,709	2,665,777
Lease intangibles	435,218	419,288
	3,606,922	3,372,820
Accumulated depreciation and amortization	(617,105)	(549,976)
Real estate investments, net ($0 and $80,419 from consolidated VIEs, see Note 2)	2,989,817	2,822,844
Cash and cash equivalents	16,577	10,413
Restricted cash and escrow deposits	16,249	20,799
Receivables and other assets, net	148,343	144,106
Other intangibles, net	47,126	43,488
Total assets	$3,218,112	$3,041,650
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,639,001	$1,412,461
Accounts payable and accrued liabilities	85,003	101,042
Derivative financial instruments - interest rate swaps	2,721	2,888
Security deposits, prepaid rent and other liabilities	43,176	32,687
Intangible liabilities, net	23,585	12,425
Total liabilities	1,793,486	1,561,503
Commitments and contingencies
Redeemable noncontrolling interests	3,744	3,726
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 125,194,108 and 125,087,268 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,252	1,251
Additional paid-in capital	2,283,737	2,281,932
Cumulative dividends in excess of earnings	(892,543)	(836,044)
Total stockholders’ equity	1,392,446	1,447,139
Noncontrolling interests	28,436	29,282
Total equity	1,420,882	1,476,421
Total liabilities and equity	$3,218,112	$3,041,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$99,243	$88,946	$197,695	$179,398
Interest and other operating income	68	725	136	1,577
Total revenues	99,311	89,671	197,831	180,975
Expenses:
Rental	29,237	27,064	59,934	56,653
General and administrative	6,224	5,903	12,799	12,202
Acquisition-related	1,101	4,869	2,458	5,845
Depreciation and amortization	38,066	33,602	74,661	68,544
Impairment	1,655	—	1,655	—
Total expenses	76,283	71,438	151,507	143,244
Income before other income (expense)	23,028	18,233	46,324	37,731
Interest expense:
Interest related to derivative financial instruments	(820)	(1,370)	(1,375)	(2,715)
Net gain (loss) on change in fair value of derivative financial instruments	1,314	(2,580)	(696)	(3,421)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	494	(3,950)	(2,071)	(6,136)
Interest related to debt	(14,159)	(11,779)	(27,963)	(23,683)
Gain on extinguishment of debt	121	365	121	365
Other income	4	14	19	40
Net income	$9,488	$2,883	$16,430	$8,317
Net income attributable to noncontrolling interests (1)	(196)	(28)	(334)	(170)
Net income attributable to common stockholders	$9,292	$2,855	$16,096	$8,147
Earnings per common share - basic: (2)
Net income attributable to common stockholders	$0.07	$0.02	$0.13	$0.07
Earnings per common share - diluted: (2)
Net income attributable to common stockholders	$0.07	$0.02	$0.13	$0.07
Weighted average number of common shares outstanding: (2)
Basic	125,194	119,012	125,184	118,829
Diluted	127,124	120,275	127,114	120,094
Dividends declared per common share (2)	$0.29	$0.29	$0.58	$0.58

(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) For the three and six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock (1)		Additional Paid-In Capital (1)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2013	118,440	$1,184	$2,128,082	$(742,060)	$1,387,206	$12,543	$1,399,749
Issuance of common stock	771	8	17,734	—	17,742	—	17,742
Share-based award transactions, net	248	3	2,251	—	2,254	—	2,254
Repurchase and cancellation of common stock	(29)	(1)	(571)	—	(572)	—	(572)
Redemption of noncontrolling interest	25	—	244	—	244	(244)	—
Dividends	—	—	—	(68,453)	(68,453)	(693)	(69,146)
Net income	—	—	—	8,147	8,147	87	8,234
Balance as of June 30, 2014	119,455	$1,194	$2,147,740	$(802,366)	$1,346,568	$11,693	$1,358,261

Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421
Share-based award transactions, net	155	1	3,103	—	3,104	—	3,104
Repurchase and cancellation of common stock	(48)	—	(1,298)	—	(1,298)	—	(1,298)
Dividends	—	—	—	(72,595)	(72,595)	(1,123)	(73,718)
Net income	—	—	—	16,096	16,096	277	16,373
Balance as of June 30, 2015	125,194	$1,252	$2,283,737	$(892,543)	$1,392,446	$28,436	$1,420,882

(1) For the six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,430	$8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	72,905	66,990
Share-based compensation expense	3,104	2,254
Bad debt expense	289	(40)
Impairment	1,655	—
Gain on extinguishment of debt	(121)	(365)
Change in fair value of derivative financial instruments	696	3,421
Changes in operating assets and liabilities:
Receivables and other assets, net	(3,885)	(2,864)
Accounts payable and accrued liabilities	(12,024)	(2,136)
Security deposits, prepaid rent and other liabilities	8,117	(2,365)
Net cash provided by operating activities	87,166	73,212
Cash flows from investing activities:
Acquisition of real estate operating properties	(224,345)	(123,186)
Capital expenditures	(13,131)	(10,264)
Collection of real estate notes receivable	—	15,000
Restricted cash, escrow deposits and other assets	4,550	(1,236)
Net cash used in investing activities	(232,926)	(119,686)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,615
Borrowings on unsecured revolving credit facility	361,000	153,000
Payments on unsecured revolving credit facility	(167,000)	(208,000)
Borrowings on unsecured term loans	100,000	—
Payments on secured real estate term loan and mortgage loans	(67,171)	(27,214)
Deferred financing costs	(276)	(3,553)
Security deposits	183	858
Proceeds from issuance of common stock, net	—	18,016
Repurchase and cancellation of common stock	(1,298)	(572)
Dividends	(72,584)	(68,161)
Distributions to noncontrolling interest of limited partners	(930)	(877)
Net cash provided by financing activities	151,924	161,112
Net change in cash and cash equivalents	6,164	114,638
Cash and cash equivalents - beginning of period	10,413	18,081
Cash and cash equivalents - end of period	$16,577	$132,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$298,995	$287,755
Building and improvements	2,872,709	2,665,777
Lease intangibles	435,218	419,288
	3,606,922	3,372,820
Accumulated depreciation and amortization	(617,105)	(549,976)
Real estate investments, net ($0 and $80,419 from consolidated VIEs, see Note 2)	2,989,817	2,822,844
Cash and cash equivalents	16,577	10,413
Restricted cash and escrow deposits	16,249	20,799
Receivables and other assets, net	148,343	144,106
Other intangibles, net	47,126	43,488
Total assets	$3,218,112	$3,041,650
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,639,001	$1,412,461
Accounts payable and accrued liabilities	85,003	101,042
Derivative financial instruments - interest rate swaps	2,721	2,888
Security deposits, prepaid rent and other liabilities	43,176	32,687
Intangible liabilities, net	23,585	12,425
Total liabilities	1,793,486	1,561,503
Commitments and contingencies
Redeemable noncontrolling interests	3,744	3,726
Partners’ Capital:
Limited partners’ capital, 1,929,942 and 2,154,942 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	28,166	29,012
General partners’ capital, 125,194,108 and 125,087,268 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,392,716	1,447,409
Total partners’ capital	1,420,882	1,476,421
Total liabilities and partners’ capital	$3,218,112	$3,041,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$99,243	$88,946	$197,695	$179,398
Interest and other operating income	68	725	136	1,577
Total revenues	99,311	89,671	197,831	180,975
Expenses:
Rental	29,237	27,064	59,934	56,653
General and administrative	6,224	5,903	12,799	12,202
Acquisition-related	1,101	4,869	2,458	5,845
Depreciation and amortization	38,066	33,602	74,661	68,544
Impairment	1,655	—	1,655	—
Total expenses	76,283	71,438	151,507	143,244
Income before other income (expense)	23,028	18,233	46,324	37,731
Interest expense:
Interest related to derivative financial instruments	(820)	(1,370)	(1,375)	(2,715)
Net gain (loss) on change in fair value of derivative financial instruments	1,314	(2,580)	(696)	(3,421)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	494	(3,950)	(2,071)	(6,136)
Interest related to debt	(14,159)	(11,779)	(27,963)	(23,683)
Gain on extinguishment of debt	121	365	121	365
Other income	4	14	19	40
Net income	$9,488	$2,883	$16,430	$8,317
Net income attributable to noncontrolling interests	(24)	(40)	(57)	(78)
Net income attributable to common unitholders	$9,464	$2,843	$16,373	$8,239
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.07	$0.02	$0.13	$0.07
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.07	$0.02	$0.13	$0.07
Weighted average number of common units outstanding: (1)
Basic	127,203	120,534	127,266	120,353
Diluted	127,203	120,534	127,266	120,353
Distributions declared per common unit (1)	$0.29	$0.29	$0.58	$0.58

(1) For the three and six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
 (Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units (1)	Amount	Units (1)	Amount
Balance as of December 31, 2013	118,440	$1,387,476	1,527	$13,818	$1,401,294
Issuance of general partner units	771	17,742	—	—	17,742
Share-based award transactions, net	248	2,254	—	—	2,254
Redemptions of general partner units	(29)	(572)	—	—	(572)
Redemption of limited partner units	25	244	(25)	(244)	—
Distributions	—	(68,453)	—	(737)	(69,190)
Net income	—	8,147	—	92	8,239
Balance as of June 30, 2014	119,455	$1,346,838	1,502	$12,929	$1,359,767

Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Share-based award transactions, net	155	3,104	(225)	—	3,104
Redemption of general partner units	(48)	(1,298)	—	—	(1,298)
Distributions	—	(72,595)	—	(1,123)	(73,718)
Net income	—	16,096	—	277	16,373
Balance as of June 30, 2015	125,194	$1,392,716	1,930	$28,166	$1,420,882

(1) For the six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,430	$8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	72,905	66,990
Share-based compensation expense	3,104	2,254
Bad debt expense	289	(40)
Impairment	1,655	—
Gain on extinguishment of debt	(121)	(365)
Change in fair value of derivative financial instruments	696	3,421
Changes in operating assets and liabilities:
Receivables and other assets, net	(3,885)	(2,864)
Accounts payable and accrued liabilities	(12,024)	(2,136)
Security deposits, prepaid rent and other liabilities	8,117	(2,365)
Net cash provided by operating activities	87,166	73,212
Cash flows from investing activities:
Acquisition of real estate operating properties	(224,345)	(123,186)
Capital expenditures	(13,131)	(10,264)
Collection of real estate notes receivable	—	15,000
Restricted cash, escrow deposits and other assets	4,550	(1,236)
Net cash used in investing activities	(232,926)	(119,686)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,615
Borrowings on unsecured revolving credit facility	361,000	153,000
Payments on unsecured revolving credit facility	(167,000)	(208,000)
Borrowings on unsecured term loans	100,000	—
Payments on secured real estate term loan and mortgage loans	(67,171)	(27,214)
Deferred financing costs	(276)	(3,553)
Security deposits	183	858
Proceeds from issuance of general partner units, net	—	18,016
Repurchase and cancellation of general partner units	(1,298)	(572)
Distributions to general partner	(72,584)	(68,161)
Distributions to limited partners and redeemable noncontrolling interests	(930)	(877)
Net cash provided by financing activities	151,924	161,112
Net change in cash and cash equivalents	6,164	114,638
Cash and cash equivalents - beginning of period	10,413	18,081
Cash and cash equivalents - end of period	$16,577	$132,719
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of June 30, 2015, HTA owned a 98.5% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings (“MOBs”) in the United States (“U.S.”) based on gross leasable area (“GLA”). We are primarily focused on acquiring, owning and operating high quality MOBs that are predominantly located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. In addition, we have strong industry relationships, a stable and diversified tenant mix and an extensive and active acquisition network. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target mid-sized acquisitions of MOBs in markets with dominant healthcare systems, and with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
We primarily invest in MOBs that are located on health system campuses, in community-core locations, or around university medical centers which we believe are core, critical real estate. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our portfolio consists of MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $3.6 billion through June 30, 2015.
Effective December 15, 2014, HTA completed a reverse stock split (the “Reverse Stock Split”) of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. HTA’s par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. The weighted average number of shares/units and per share/unit amounts for the three and six months ended June 30, 2014 have been adjusted retroactively to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“GAAP”), in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
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
Variable Interest Entities
During 2014, we made loans totaling $80.5 million to five entities to acquire MOBs in order to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (the “Exchanges”). As of December 31, 2014, our consolidated financial statements included the five VIEs as we were deemed to be the primary beneficiary. During the three months ended June 30, 2015, we elected not to consummate the five outstanding Exchanges and accordingly the rights to the title and interests of the MOBs were transferred to us.
Real Estate Investments
Depreciation expense of buildings and improvements for the three months ended June 30, 2015 and 2014, was $24.7 million and $21.0 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2015 and 2014, was $48.0 million and $42.4 million, respectively.
Recoverability of Real Estate Investments
Operating properties are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses, based on executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. See Note 4 for further discussion.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. In July 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the ability to early adopt as of the original effective date. We do not anticipate early adoption and are still evaluating the impact of adopting ASU 2014-09 on our financial statements.
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
3. Business Combinations
For the six months ended June 30, 2015, our acquisitions had an aggregate purchase price of $225.5 million. We incurred $1.0 million of costs attributable to these acquisitions, which were recorded in acquisition-related expenses in the accompanying condensed consolidated statements of operations.
Since the acquisitions were determined to be individually not significant, but significant on a collective basis, the allocations for the 2015 acquisitions are set forth below in the aggregate (in thousands):

Acquisitions through June 30, 2015	Total
Land	$11,240
Building and improvements	200,071
Below market leasehold interests	2,350
Above market leases	3,279
In place leases	19,403
Below market leases	(5,912)
Above market leasehold interests	(6,086)
Net assets acquired	224,345
Other, net	1,165
Aggregate purchase price	$225,510
The acquired intangible assets and liabilities, referenced above, had weighted average lives of 15.5 years and 47.0 years, respectively.
The acquisitions completed during the six months ended June 30, 2014 were determined to be individually not significant, but significant on a collective basis. The allocations for these acquisitions are set forth below in the aggregate (in thousands):

Acquisitions through June 30, 2014	Total
Land	$46,102
Building and improvements	153,186
Below market leasehold interests	98
Above market leases	871
In place leases	15,112
Below market leases	(674)
Above market debt, net	(2,664)
Net assets acquired	212,031
Other, net	(531)
Aggregate purchase price	$211,500
The acquired intangible assets and liabilities, referenced above, had weighted average lives of 11.1 years and 9.4 years, respectively.
4. Impairment and Dispositions
During the six months ended June 30, 2015, we recorded an impairment charge of $1.7 million on a MOB that was being marketed for sale. In July 2015, we completed the disposition of this building and a separate portfolio of MOBs for an aggregate gross sales price of $34.9 million. These dispositions did not meet the requirements to be classified as held for sale as of June 30, 2015, as due diligence was on-going and the completion of the sales were not reasonably assured as of the end of the quarter.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands, except weighted average remaining amortization period):

	June 30, 2015		December 31, 2014
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years	Balance Sheet Classification
Assets:
In place leases	$249,330	9.2	$231,370	8.8	Lease intangibles
Tenant relationships	185,888	10.4	187,918	10.3	Lease intangibles
Above market leases	29,944	5.8	26,676	5.5	Other intangibles, net
Below market leasehold interests	35,300	64.1	32,950	67.3	Other intangibles, net
	500,462		478,914
Accumulated amortization	(204,760)		(182,149)
Total	$295,702	15.4	$296,765	15.2

Liabilities:
Below market leases	$20,043	19.1	$14,188	11.5	Intangible liabilities, net
Above market leasehold interests	9,943	52.5	3,857	32.1	Intangible liabilities, net
	29,986		18,045
Accumulated amortization	(6,401)		(5,620)
Total	$23,585	32.4	$12,425	17.1
The following is a summary of the net intangible amortization for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization recorded against rental income related to above or below market leases	$444	$509	$919	$1,029
Rental expense related to above or below market leasehold interests	128	98	233	246
Amortization expense related to in place leases and tenant relationships	12,149	11,699	24,105	24,181
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivables, net	$20,631	$16,468
Other receivables	8,313	10,639
Deferred financing costs, net	15,528	16,929
Deferred leasing costs, net	18,086	17,281
Straight-line rent receivables, net	61,731	56,433
Prepaid expenses, deposits, equipment and other, net	23,203	24,642
Derivative financial instruments - interest rate swaps	851	1,714
Total	$148,343	$144,106

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of amortization of deferred leasing costs and deferred financing costs for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense related to deferred leasing costs	$942	$815	$1,928	$1,689
Interest expense related to deferred financing costs	841	629	1,683	1,595
7. Debt
Debt consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Unsecured revolving credit facility	$230,000	$36,000
Unsecured term loans	455,000	355,000
Unsecured senior notes	600,000	600,000
Fixed rate mortgages	325,464	392,399
Variable rate mortgages	29,238	29,474
	1,639,702	1,412,873
Net discount	(701)	(412)
Total	$1,639,001	$1,412,461
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
Borrowings under the unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.875% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.125% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2015, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
As of June 30, 2015, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. During the six months ended June 30, 2015, we borrowed an additional $100.0 million. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2015 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.56% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019 and includes a one-year extension, at the option of the borrower, subject to certain conditions.
$155.0 Million Unsecured Term Loan
As of June 30, 2015, HTALP had a $155.0 million unsecured term loan outstanding that is guaranteed by HTA. The loan matures on July 19, 2019 and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2015 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2021
As of June 30, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.375% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.205% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 Million Unsecured Senior Notes due 2023
As of June 30, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.186% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of June 30, 2015, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.64% to 6.49% per annum and a weighted average interest rate of 5.33% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.60% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2015 (in thousands):

Year	Amount
2015	$10,802
2016	69,657
2017	116,626
2018	14,429
2019	464,280
Thereafter	963,908
Total	$1,639,702
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of June 30, 2015, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of June 30, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(430)	Swap	6/15/2016
50,000	LIBOR	1.39	62	Swap	7/17/2019
105,000	LIBOR	1.24	789	Swap	7/17/2019
26,486	LIBOR + 1.45%	4.98	(2,291)	Swap	5/1/2020

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(443)	Swap	6/15/2016
50,000	LIBOR	1.39	317	Swap	7/17/2019
105,000	LIBOR	1.24	1,397	Swap	7/17/2019
26,874	LIBOR + 1.45%	4.98	(2,445)	Swap	5/1/2020
As of June 30, 2015 and December 31, 2014, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	Receivables and other assets	$851	$1,714	Derivative financial instruments	$2,721	$2,888
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	June 30, 2015			December 31, 2014
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$851	$—	$851	$1,714	$—	$1,714
Liability derivatives	2,721	—	2,721	2,888	—	2,888
We have agreements with each of our interest rate swap derivative counterparties that contain a provision whereby if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2015, there have been no termination events or events of default related to our interest rate swaps.
9. Stockholders’ Equity and Partners’ Capital
HTALP’s partnership agreement provides that it will distribute cash flows from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Dividend distributions are made such that a holder of one partnership unit in HTALP will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of HTA’s common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of partnership units.
Common Stock Offerings
On February 28, 2014, HTA amended the at-the-market (“ATM”) offering program of its common stock with an aggregate sales price of up to $300.0 million, primarily to add sales agents to the program. During the six months ended June 30, 2015, HTA did not issue and sell any shares of its common stock under the ATM offering program and as of June 30, 2015, $256.6 million remained available for issuance under the ATM. In July 2015, HTA issued and sold 1,800,000 shares of common stock, at an average price of $25.00 per share.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during three and six months ended June 30, 2015 and 2014.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of June 30, 2015, there were 2,135,810 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and are subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units are converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The LTIP awards were fully expensed in 2013, except for 225,000 units with a grant date fair value of $20.00 per unit that would only vest in the event of a change in control prior to May 16, 2015. These units were forfeited in May 2015.
Restricted Common Stock
For the three and six months ended June 30, 2015, we recognized compensation expense of $1.2 million and $3.1 million, respectively, which was recorded in general and administrative expenses. For the three and six months ended June 30, 2014, we recognized compensation expense of $0.9 million and $2.3 million, respectively, which was recorded in general and administrative expenses.
As of June 30, 2015, there was $5.5 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.8 years.
The following is a summary of the activity in our restricted common stock during 2015:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	463,050	$20.90
Granted	174,948	26.95
Vested	(114,529)	21.89
Forfeited	(19,898)	22.75
Balance as of June 30, 2015	503,571	$22.63
10. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, aggregated by the applicable Level in the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$851	$—	$851
Liabilities:
Derivative financial instruments	$—	$2,721	$—	$2,721

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
Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of June 30, 2015, aggregated by the applicable Level in the fair value hierarchy (in thousands). There were no assets measured at fair value on a non-recurring basis in 2014.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
MOB (1)	$—	$973	$—	$973

(1) During the three months ended June 30, 2015, we recognized a $1.7 million impairment charge to the carrying value of a MOB. The estimate of fair value as of June 30, 2015 was based upon a pending sales agreement on this MOB. In July 2015, we completed the disposition of this MOB.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities which is considered a Level 2 input. As of June 30, 2015, the fair value of the debt was $1,665.2 million compared to the carrying value of $1,639.0 million. As of December 31, 2014, the fair value of the debt was $1,447.4 million compared to the carrying value of $1,412.5 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and six months ended June 30, 2015 and 2014, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA common stock for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$9,488	$2,883	$16,430	$8,317
Net income attributable to noncontrolling interests	(196)	(28)	(334)	(170)
Net income attributable to common stockholders	$9,292	$2,855	$16,096	$8,147
Denominator: (1)
Weighted average number of shares outstanding - basic	125,194	119,012	125,184	118,829
Dilutive shares	1,930	1,263	1,930	1,265
Weighted average number of shares outstanding - diluted	127,124	120,275	127,114	120,094
Earnings per common share - basic (1)
Net income attributable to common stockholders	$0.07	$0.02	$0.13	$0.07
Earnings per common share - diluted (1)
Net income attributable to common stockholders	$0.07	$0.02	$0.13	$0.07

(1) For the three and six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
12. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$9,488	$2,883	$16,430	$8,317
Net income attributable to noncontrolling interests	(24)	(40)	(57)	(78)
Net income attributable to common unitholders	$9,464	$2,843	$16,373	$8,239
Denominator: (1)
Weighted average number of units outstanding - basic	127,203	120,534	127,266	120,353
Dilutive units	—	—	—	—
Weighted average number of units outstanding - diluted	127,203	120,534	127,266	120,353
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.07	$0.02	$0.13	$0.07
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.07	$0.02	$0.13	$0.07

(1) For the three and six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Interest paid	$26,684	$21,688
Income taxes paid	541	738

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$2,839	$454
The following represents the significant increase (decrease) in certain assets and liabilities in connection with our acquisitions:
Debt and interest rate swaps	$—	$88,845
Financing Activities:
Dividend distributions declared, but not paid	$36,307	$34,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of June 30, 2015 and December 31, 2014, together with results of operations and cash flows for the three and six months ended June 30, 2015 and 2014.
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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. based on GLA. HTA conducts substantially all of its operations through HTALP. We are primarily focused on acquiring, owning and operating high quality MOBs that are predominantly located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments and to provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective we: (i) generate internal growth through proactive asset management, leasing and property management; (ii) target accretive investments in MOBs that are on the campuses of, or aligned with, healthcare systems and located in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with low leverage.
Since 2006, we have invested $3.6 billion to create a portfolio of MOBs and other healthcare assets totaling approximately 15.4 million square feet of GLA throughout the U.S. Approximately 96% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. The leased rate for our portfolio was 91.7% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.1% as of June 30, 2015. Approximately 60% of our annualized base rent as of June 30, 2015 was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 28 states, with no state having more than 13% of our total GLA as of June 30, 2015. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for MOBs, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Albany, Atlanta, Boston, Charleston, Dallas, Denver, Greenville, Honolulu, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2015, we had net income of $9.5 million, compared to $2.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, we had net income of $16.4 million, compared to $8.3 million for the six months ended June 30, 2014.

•
For the three months ended June 30, 2015, HTA’s Normalized FFO was $0.38 per diluted share, or $48.5 million, an increase of $0.02 per diluted share, or 6%, compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, HTALP’s Normalized FFO was $0.38 per diluted unit, or $48.5 million, an increase of $0.02 per diluted unit, or 6%, compared to the three months ended June 30, 2014.

•
For the six months ended June 30, 2015, HTA’s Normalized FFO was $0.75 per diluted share, or $95.2 million, an increase of $0.03 per diluted share, or 4%, compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, HTALP’s Normalized FFO was $0.75 per diluted unit, or $95.2 million, an increase of $0.04 per diluted unit, or 6%, compared to the six months ended June 30, 2014.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended June 30, 2015, our total revenue increased 10.8%, or $9.6 million, to $99.3 million, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, our total revenue increased 9.3%, or $16.9 million, to $197.8 million, compared to the six months ended June 30, 2014.

•
For the three months ended June 30, 2015, our NOI increased 11.9%, or $7.5 million, to $70.1 million, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, our NOI increased 10.9%, or $13.6 million, to $137.9 million, compared to the six months ended June 30, 2014.

•
For the three months ended June 30, 2015, our Same-Property Cash NOI increased 3.0%, or $1.7 million, to $58.0 million, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, our Same-Property Cash NOI increased 3.0%, or $3.3 million, to $115.1 million, compared to the six months ended June 30, 2014.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth Through Proactive Asset Management Leasing and Property Management

•	As of June 30, 2015, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.7% by GLA and our occupancy rate was 91.1% by GLA.

•	We entered into new and renewal leases on approximately 291,000 and 476,000 square feet of GLA during the three and six months ended June 30, 2015, respectively.

•
Tenant retention for the Same-Property portfolio was 85% for the quarter and 82% for the year-to-date, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is calculated by taking the sum of the total GLA of tenants that renew an expiring lease divided by the total GLA of expiring leases.

Relationship-Focused Strategy
We have been one of the most active investors in the medical office sector over the last eight years and have developed significant industry relationships with health systems, physician practices, regional medical office developers and management firms.

•	We have acquired $225.5 million of MOBs during the six months ended June 30, 2015, an increase in our portfolio size by approximately 6.8% based on purchase price.

•
All of our acquisitions during the six months ended June 30, 2015 were either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems. The leased rate at closing of these acquired properties was 99%.

•	All of our acquisitions during the six months ended June 30, 2015 were located in our key markets of Atlanta, Boston, Charleston, Indianapolis and Raleigh.
Financial Strategy and Balance Sheet Flexibility

•
As of June 30, 2015, we had total liquidity of $631.1 million, including cash and cash equivalents of $16.6 million and $614.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit). Our leverage ratio of debt to capitalization was 35.0%.

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
Acquisitions and Dispositions
During the six months ended June 30, 2015, we had acquisitions with an aggregate purchase price of $225.5 million and no dispositions. The following is a brief description of each of our acquisitions:

•
In March 2015, we acquired two MOBs located in Atlanta, Georgia for $35.3 million. These buildings are located on the campus of or affiliated with WellStar (98% leased and had approximately 117,000 square feet of GLA).

•
In April 2015, we acquired a two MOBs located in Raleigh, North Carolina for $18.7 million. These buildings are affiliated with Cary Orthopedics (100% leased and approximately 67,000 square feet of GLA).

•
In April 2015, we acquired a MOB located in Indianapolis, Indiana for $38.1 million. This building is affiliated with Community Health Network (96% leased and approximately 126,000 square feet of GLA).

•
In May 2015, we acquired a MOB located in Charleston, South Carolina for $10.6 million. This building is affiliated with Medical University of South Carolina (100% leased and approximately 39,000 square feet of GLA).

•	In May 2015, we acquired a MOB located in Raleigh, North Carolina for $21.4 million. This building is affiliated with Rex Healthcare (100% leased and approximately 64,000 square feet of GLA).

•
In June 2015, we acquired a MOB located in Boston, Massachusetts for $101.5 million. This building was located on the joint campus of Boston University and Boston Medical Center (100% leased and approximately 161,000 square feet of GLA).

During the six months ended June 30, 2014, we had acquisitions with an aggregate purchase price of $211.5 million and no dispositions. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
As of June 30, 2015, we owned and operated approximately 15.4 million square feet of GLA, with a 91.7% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.1% occupancy rate. As of June 30, 2014, we owned and operated approximately 14.6 million square feet of GLA, with a 91.5% leased rate (includes leases which have been executed, but which have not yet commenced) and a 90.9% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $7.5 million to $70.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. NOI increased $13.6 million to $137.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increases were primarily due to the $8.4 million and $16.3 million of additional NOI from our 2014 and 2015 acquisitions for the three and six months ended June 30, 2015, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during the third and fourth quarter of 2014, a reduction of interest income from the real estate notes receivable paid off by the borrowers during 2014 and a reduction in straight-line rent.
Same-Property Cash NOI increased $1.7 million to $58.0 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Same-Property Cash NOI increased $3.3 million to $115.1 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.

Rental Income
For the three and six months ended June 30, 2015 and 2014, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual rental income	$96,039	$86,483	$191,282	$173,868
Straight-line rent and amortization of above/below market leases	2,085	1,464	4,216	3,459
Other operating revenue	1,119	999	2,197	2,071
Total	$99,243	$88,946	$197,695	$179,398
Contractual rental income, which includes expense reimbursements, increased $9.6 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase was primarily due to $11.2 million of additional contractual rental income from our 2014 and 2015 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during the third and fourth quarter of 2014. For the three months ended June 30, 2015, we entered into new and renewal leases of approximately 291,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $22.85 per square foot of GLA compared to an average ending annual base rent of $22.96 per square foot of GLA for expiring leases. Lease rates can vary between markets and rates that are considered above or below current market rent may change overtime. Leases that expired during the quarter had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the three months ended June 30, 2015, new leases had tenant improvements, leasing commissions and tenant concessions of $27.96, $2.02 and $4.55 per square foot of GLA, respectively, compared to $19.32, $5.46 and $4.50 per square foot of GLA, respectively, for the three months ended June 30, 2014. Average term for new leases executed was 7.3 years and 6.6 years for the three months ended June 30, 2015 and 2014, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $6.71, $0.99 and $1.83 per square foot of GLA, respectively, for the three months ended June 30, 2015, compared to $6.03, $2.81 and $2.06 per square foot of GLA, respectively, for the three months ended June 30, 2014. Average term for renewal leases executed was 6.8 years and 4.5 years for the three months ended June 30, 2015 and 2014, respectively.
Contractual rental income, which includes expense reimbursements, increased $17.4 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase was primarily due to $21.4 million of additional contractual rental income from our 2014 and 2015 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during the third and fourth quarter of 2014. For the six months ended June 30, 2015, we entered into new and renewal leases of approximately 476,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $22.64 per square foot of GLA compared to an average ending annual base rent of $22.61 per square foot of GLA for expiring leases. Lease rates can vary between markets and rates that are considered above or below current market rent may change overtime. Leases that expired thus far in 2015 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the six months ended June 30, 2015, new leases had tenant improvements, leasing commissions and tenant concessions of $25.06, $3.23 and $5.16 per square foot of GLA, respectively, compared to $18.30, $5.05 and $5.08 per square foot of GLA, respectively, for the six months ended June 30, 2014. Average term for new leases executed was 7.3 years and 6.7 years for the six months ended June 30, 2015 and 2014, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $5.52, $0.94 and $1.34 per square foot of GLA, respectively, for the six months ended June 30, 2015, compared to $5.45, $2.57 and $1.97 per square foot of GLA, respectively, for the six months ended June 30, 2014. Average term for renewal leases executed was 6.0 years and 4.3 years for the six months ended June 30, 2015 and 2014, respectively.
Rental Expenses
For the three months ended June 30, 2015 and 2014, rental expenses attributable to our properties were $29.2 million and $27.1 million, respectively. For the six months ended June 30, 2015 and 2014, rental expenses attributable to our properties were $59.9 million and $56.7 million, respectively. The increase in rental expenses was primarily due to $3.6 million and $6.8 million of additional rental expenses associated with our 2014 and 2015 acquisitions for the three and six months ended June 30, 2015, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during the third and fourth quarter of 2014.

General and Administrative Expenses
For the three months ended June 30, 2015 and 2014, general and administrative expenses were $6.2 million and $5.9 million, respectively. For the six months ended June 30, 2015 and 2014, general and administrative expenses were $12.8 million and $12.2 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the three months ended June 30, 2015 and 2014, acquisition-related expenses were $1.1 million and $4.9 million, respectively. For the six months ended June 30, 2015 and 2014, acquisition-related expenses were $2.5 million and $5.8 million, respectively. The decrease in acquisition-related expenses was primarily due to lower closing costs incurred by us on our 2015 acquisitions.
Depreciation and Amortization Expense
For the three months ended June 30, 2015 and 2014, depreciation and amortization expense was $38.1 million and $33.6 million, respectively. For the six months ended June 30, 2015 and 2014, depreciation and amortization expense was $74.7 million and $68.5 million, respectively. The increase in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Impairment Charge
For the three and six months ended June 30, 2015, we recorded an impairment charge of $1.7 million associated with a MOB that was being marketed for sale. In July 2015, we completed the disposition of this building and a separate portfolio of MOBs for an aggregate gross sales price of $34.9 million. These dispositions did not meet the requirements to be classified as held for sale as of June 30, 2015, as due diligence was on-going and the completion of the sales were not reasonably assured as of the end of the quarter. We did not record any impairment charges in 2014.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $1.8 million during the three months ended June 30, 2015, compared to the same period in 2014. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014 and additional borrowings on our unsecured revolving credit facility during 2015, partially offset by the decreased interest rate on our Unsecured Credit Agreement as a result of the amendments executed during 2014. During the three months ended June 30, 2015, the fair market value of our derivatives increased $1.3 million, compared to a net decrease of $2.6 million during the three months ended June 30, 2014.
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $2.9 million during the six months ended June 30, 2015, compared to the same period in 2014. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014 and additional borrowings on our unsecured revolving credit facility during 2015, partially offset by the decreased interest rate on our Unsecured Credit Agreement as a result of the amendments executed during 2014. During the six months ended June 30, 2015, the fair market value of our derivatives decreased $0.7 million, compared to a net decrease of $3.4 million during the six months ended June 30, 2014.
To achieve our objectives, we borrow at both fixed and variable rates. We also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO, as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property and impairment write-downs of depreciable assets, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.

Our methodology for calculating FFO may be different from methods utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. FFO should be reviewed in connection with other GAAP measurements.
We also compute Normalized FFO, which excludes from FFO: (i) acquisition-related expenses; (ii) net gain or loss on change in fair value of derivative financial instruments; (iii) gain or loss on extinguishment of debt; (iv) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (v) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average number of shares of HTA common stock or HTALP partnership units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$9,292	$2,855	$16,096	$8,147
Depreciation and amortization expense	37,752	33,602	74,032	68,544
Impairment	1,655	—	1,655	—
FFO attributable to common stockholders	$48,699	$36,457	$91,783	$76,691
Acquisition-related expenses	1,101	4,869	2,458	5,845
Net (gain) loss on change in fair value of derivative financial instruments	(1,314)	2,580	696	3,421
Gain on extinguishment of debt	(121)	(365)	(121)	(365)
Noncontrolling income (loss) from partnership units included in diluted shares	172	(12)	277	92
Other normalizing items	—	—	89	209
Normalized FFO attributable to common stockholders	$48,537	$43,529	$95,182	$85,893

Net income attributable to common stockholders per diluted share (1)	$0.07	$0.02	$0.13	$0.07
FFO adjustments per diluted share, net (1)	0.31	0.28	0.59	0.57
FFO attributable to common stockholders per diluted share (1)	$0.38	$0.30	$0.72	$0.64
Normalized FFO adjustments per diluted share, net (1)	0.00	0.06	0.03	0.08
Normalized FFO attributable to common stockholders per diluted share (1)	$0.38	$0.36	$0.75	$0.72

Weighted average number of diluted common shares outstanding (1)	127,124	120,275	127,114	120,094

(1) For the three and six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common unitholders	$9,464	$2,843	$16,373	$8,239
Depreciation and amortization expense	37,752	33,602	74,032	68,544
Impairment	1,655	—	1,655	—
FFO attributable to common unitholders	$48,871	$36,445	$92,060	$76,783
Acquisition-related expenses	1,101	4,869	2,458	5,845
Net (gain) loss on change in fair value of derivative financial instruments	(1,314)	2,580	696	3,421
Gain on extinguishment of debt	(121)	(365)	(121)	(365)
Other normalizing items	—	—	89	209
Normalized FFO attributable to common unitholders	$48,537	$43,529	$95,182	$85,893

Net income attributable to common unitholders per diluted unit (1)	$0.07	$0.02	$0.13	$0.07
FFO adjustments per diluted unit, net (1)	0.31	0.28	0.59	0.57
FFO attributable to common unitholders per diluted unit (1)	$0.38	$0.30	$0.72	$0.64
Normalized FFO adjustments per diluted unit, net (1)	0.00	0.06	0.03	0.07
Normalized FFO attributable to common unitholders per diluted unit (1)	$0.38	$0.36	$0.75	$0.71

Weighted average number of diluted common units outstanding (1)	127,203	120,534	127,266	120,353

(1) For the three and six months ended June 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected December 15, 2014.
NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) depreciation and amortization expense; (iv) impairment; (v) interest expense and net change in fair value of derivative financial instruments; (vi) gain or loss on extinguishment of debt; and (vii) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,488	$2,883	$16,430	$8,317
General and administrative expenses	6,224	5,903	12,799	12,202
Acquisition-related expenses	1,101	4,869	2,458	5,845
Depreciation and amortization expense	38,066	33,602	74,661	68,544
Impairment	1,655	—	1,655	—
Interest expense and net change in fair value of derivative financial instruments	13,665	15,729	30,034	29,819
Gain on extinguishment of debt	(121)	(365)	(121)	(365)
Other income	(4)	(14)	(19)	(40)
NOI	$70,074	$62,607	$137,897	$124,322
Straight-line rent adjustments, net	(2,066)	(1,553)	(4,085)	(3,653)
Amortization of below and above market leases/leasehold interests, net	572	607	1,152	1,275
Lease termination fees	—	—	(11)	(13)
Cash NOI	$68,580	$61,661	$134,953	$121,931
Notes receivable interest income	—	(564)	—	(1,345)
Non Same-Property Cash NOI	(10,599)	(4,792)	(19,850)	(8,822)
Same-Property Cash NOI (1)	$57,981	$56,305	$115,103	$111,764

(1) Same-Property includes 268 buildings for the three and six months ended June 30, 2015 and 2014.
Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; and (iii) proceeds from the issuances of debt and equity securities. During the next 12 months our primary uses of cash are expected to include: (i) acquisitions of MOBs and other facilities that serve the healthcare industry; (ii) capital expenditures; (iii) the payment of operating expenses; (iv) debt service payments including principal payments; and (v) paying dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Acquisitions and maturing indebtedness may require funds from the issuance of debt and/or equity securities.
As of June 30, 2015, we had liquidity of $631.1 million, including $614.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $16.6 million of cash and cash equivalents.
As of June 30, 2015, $256.6 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $2.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2015, we estimate that our expenditures for capital improvements for the remainder of 2015 will range from $10 million to $15 million depending on leasing activity. As of June 30, 2015, we had $8.9 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.

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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Cash and cash equivalents - beginning of period	$10,413	$18,081	$(7,668)
Net cash provided by operating activities	87,166	73,212	13,954
Net cash used in investing activities	(232,926)	(119,686)	(113,240)
Net cash provided by financing activities	151,924	161,112	(9,188)
Cash and cash equivalents - end of period	$16,577	$132,719	$(116,142)
Net cash provided by operating activities increased in 2015 primarily due to the impact of our 2014 and 2015 acquisitions. We anticipate cash flows from operating activities to increase as a result of contractual rent increases and continued leasing activity in our existing portfolio and as we continue to acquire more properties.
For the six months ended June 30, 2015, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $224.3 million and capital expenditures of $13.1 million. For the six months ended June 30, 2014, net cash used in investing activities primarily related to the acquisition of real estate operating properties of $123.2 million and capital expenditures of $10.3 million, partially offset by $15.0 million from the collection of a note receivable. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the six months ended June 30, 2015, net cash provided by financing activities primarily related to net borrowings of $294.0 million on our Unsecured Credit Agreement, partially offset by dividends to holders of our common stock of $72.6 million and payments on our mortgage and term loans of $67.2 million. For the six months ended June 30, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million, partially offset by dividends to holders of our common stock of $68.2 million, net payments on our Unsecured Credit Agreement of $55.0 million and payments on our mortgage loans of $27.2 million.
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
For the six months ended June 30, 2015, HTA paid cash dividends of $72.6 million. In July 2015, HTA paid cash dividends of $36.3 million for the quarter ended June 30, 2015.

Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of June 30, 2015, our leverage ratio of debt to capitalization was 35.0%.
As of June 30, 2015, we had debt outstanding of $1.6 billion and the weighted average interest rate was 3.25% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 to our accompanying condensed consolidated financial statements, for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2015, $614.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. On February 11, 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to total of $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of June 30, 2015, we had $455.0 million of unsecured term loans outstanding comprised of a $300.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. During the six months ended June 30, 2015, we borrowed an additional $100.0 million on our term loan under our Unsecured Credit Agreement. The $300.0 million term loan includes a one-year extension, at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of June 30, 2015, we had $300.0 million of unsecured senior notes that mature in July 2021 and $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the six months ended June 30, 2015, we made payments of $67.2 million on our mortgage loans and we have $10.8 million of principal payments due on currently outstanding indebtedness during the remainder of 2015.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2014 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2015, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2015, we had no off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2014 Annual Report on Form 10-K. The table below presents, as of June 30, 2015, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$10,553	$69,133	$116,062	$13,821	$8,625	$707,270	$925,464
Weighted average interest rate on fixed rate debt (per annum)	5.30%	5.48%	5.92%	6.23%	5.58%	3.83%	4.28%
Variable rate debt	$249	$524	$564	$608	$455,655	$256,638	$714,238
Weighted average interest rate on variable rate debt based on forward rates in effect as of June 30, 2015 (per annum)	1.68%	2.20%	2.94%	3.48%	3.75%	3.71%	1.44%
Our total debt was $1.6 billion as of June 30, 2015. We had fixed and variable rate debt with interest rates ranging from 1.24% to 6.49% per annum and a weighted average interest rate of 3.04% per annum as of June 30, 2015, excluding the impact of interest rate swaps. We had $925.5 million (excluding net premium/discount) of fixed rate debt, or 56% of total debt, at a weighted average interest rate of 4.28% per annum, and $714.2 million (excluding net premium/discount) of variable rate debt, or 44% of total debt, at a weighted average interest rate of 1.44% per annum as of June 30, 2015, excluding the impact of interest rate swaps.
As of June 30, 2015, the fair value of our fixed rate debt was $944.8 million and the fair value of our variable rate debt was $720.4 million based upon prevailing market rates as of June 30, 2015.
As of June 30, 2015, we had interest rate swaps outstanding that effectively fix $281.5 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 1.90% and 3.25% per annum, respectively.
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
As of June 30, 2015, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
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
As of June 30, 2015, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2015, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	—	$—	—	—
May 1, 2015 to May 31, 2015	—	—	—	—
June 1, 2015 to June 30, 2015	220	24.39	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	July 29, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	July 29, 2015

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	July 29, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	July 29, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1*†	Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of July 8, 2015.
10.2*	Form of Indemnification Agreement executed by Steve W. Patterson and Peter N. Foss.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.