Form 10-Q
period 2015-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2015-10-28
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 26, 2015, there were 127,037,807 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2015 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2015, HTA owned a 98.5% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
Noncontrolling interests, stockholders’ equity and partners’ capital are the primary areas of difference between the condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as noncontrolling interest reflected within equity in HTA’s condensed consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$298,515	$287,755
Building and improvements	2,871,512	2,665,777
Lease intangibles	430,678	419,288
	3,600,705	3,372,820
Accumulated depreciation and amortization	(641,619)	(549,976)
Real estate investments, net ($0 and $80,419 from consolidated VIEs)	2,959,086	2,822,844
Cash and cash equivalents	11,146	10,413
Restricted cash and escrow deposits	17,714	20,799
Receivables and other assets, net	148,447	144,106
Other intangibles, net	43,193	43,488
Total assets	$3,179,586	$3,041,650
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,575,965	$1,412,461
Accounts payable and accrued liabilities	95,029	101,042
Derivative financial instruments - interest rate swaps	4,254	2,888
Security deposits, prepaid rent and other liabilities	39,261	32,687
Intangible liabilities, net	26,970	12,425
Total liabilities	1,741,479	1,561,503
Commitments and contingencies
Redeemable noncontrolling interests	3,756	3,726
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 127,037,807 and 125,087,268 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,270	1,251
Additional paid-in capital	2,328,702	2,281,932
Cumulative dividends in excess of earnings	(923,556)	(836,044)
Total stockholders’ equity	1,406,416	1,447,139
Noncontrolling interests	27,935	29,282
Total equity	1,434,351	1,476,421
Total liabilities and equity	$3,179,586	$3,041,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$103,875	$95,277	$301,570	$274,675
Interest and other operating income	67	257	203	1,834
Total revenues	103,942	95,534	301,773	276,509
Expenses:
Rental	32,921	28,526	92,855	85,179
General and administrative	6,430	5,935	19,229	18,137
Acquisition-related	907	2,802	3,365	8,647
Depreciation and amortization	40,518	35,802	115,179	104,346
Impairment	—	—	1,655	—
Total expenses	80,776	73,065	232,283	216,309
Income before other income (expense)	23,166	22,469	69,490	60,200
Interest expense:
Interest related to derivative financial instruments	(903)	(1,433)	(2,278)	(4,148)
(Loss) gain on change in fair value of derivative financial instruments, net	(2,383)	2,564	(3,079)	(857)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(3,286)	1,131	(5,357)	(5,005)
Interest related to debt	(13,536)	(14,119)	(41,499)	(37,802)
Gain on sales of real estate, net	152	11,766	152	11,766
(Loss) gain on extinguishment of debt, net	(14)	(5,028)	107	(4,663)
Other income	72	1	91	41
Net income	$6,554	$16,220	$22,984	$24,537
Net income attributable to noncontrolling interests (1)	(91)	(188)	(425)	(358)
Net income attributable to common stockholders	$6,463	$16,032	$22,559	$24,179
Earnings per common share - basic: (2)
Net income attributable to common stockholders	$0.05	$0.13	$0.18	$0.20
Earnings per common share - diluted: (2)
Net income attributable to common stockholders	$0.05	$0.13	$0.18	$0.20
Weighted average common shares outstanding: (2)
Basic	126,863	119,484	125,750	119,049
Diluted	128,793	120,716	127,680	120,304
Dividends declared per common share (2)	$0.30	$0.29	$0.88	$0.87

(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) For the three and nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock (1)		Additional Paid-In Capital (1)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	118,440	$1,184	$2,128,082	$(742,060)	$1,387,206	$12,543	$1,399,749
Issuance of common stock	771	8	17,734	—	17,742	—	17,742
Share-based award transactions, net	254	3	3,276	—	3,279	—	3,279
Repurchase and cancellation of common stock	(29)	(1)	(571)	—	(572)	—	(572)
Redemption of noncontrolling interest	36	—	362	—	362	(362)	—
Dividends	—	—	—	(103,097)	(103,097)	(854)	(103,951)
Net income	—	—	—	24,179	24,179	236	24,415
Balance as of September 30, 2014	119,472	$1,194	$2,148,883	$(820,978)	$1,329,099	$11,563	$1,340,662

Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421
Issuance of common stock	1,800	18	43,631	—	43,649	—	43,649
Share-based award transactions, net	200	2	4,460	—	4,462	—	4,462
Repurchase and cancellation of common stock	(49)	(1)	(1,321)	—	(1,322)	—	(1,322)
Dividends	—	—	—	(110,071)	(110,071)	(1,695)	(111,766)
Net income	—	—	—	22,559	22,559	348	22,907
Balance as of September 30, 2015	127,038	$1,270	$2,328,702	$(923,556)	$1,406,416	$27,935	$1,434,351

(1) For the nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$22,984	$24,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	112,711	101,168
Share-based compensation expense	4,462	3,279
Bad debt expense	743	485
Gain on sales of real estate, net	(152)	(11,766)
Impairment	1,655	—
(Gain) loss on extinguishment of debt, net	(107)	4,663
Change in fair value of derivative financial instruments	3,079	857
Changes in operating assets and liabilities:
Receivables and other assets, net	(6,021)	(4,443)
Accounts payable and accrued liabilities	(4,124)	13,212
Security deposits, prepaid rent and other liabilities	3,429	(2,442)
Net cash provided by operating activities	138,659	129,550
Cash flows from investing activities:
Investments in real estate	(253,107)	(229,644)
Proceeds from sales of real estate	33,279	40,148
Capital expenditures	(17,330)	(24,167)
Collection of real estate notes receivable	—	20,000
Restricted cash, escrow deposits and other assets	2,994	(29,318)
Net cash used in investing activities	(234,164)	(222,981)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,615
Borrowings on unsecured revolving credit facility	387,000	213,000
Payments on unsecured revolving credit facility	(247,000)	(233,000)
Borrowings on unsecured term loans	100,000	—
Payments on secured real estate term loan and mortgage loans	(76,149)	(90,389)
Deferred financing costs	(289)	(6,093)
Security deposits	145	(1,245)
Proceeds from issuance of common stock, net	44,324	18,016
Repurchase and cancellation of common stock	(1,322)	(572)
Dividends	(108,891)	(102,506)
Distributions to noncontrolling interest of limited partners	(1,580)	(1,061)
Net cash provided by financing activities	96,238	93,765
Net change in cash and cash equivalents	733	334
Cash and cash equivalents - beginning of period	10,413	18,081
Cash and cash equivalents - end of period	$11,146	$18,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$298,515	$287,755
Building and improvements	2,871,512	2,665,777
Lease intangibles	430,678	419,288
	3,600,705	3,372,820
Accumulated depreciation and amortization	(641,619)	(549,976)
Real estate investments, net ($0 and $80,419 from consolidated VIEs)	2,959,086	2,822,844
Cash and cash equivalents	11,146	10,413
Restricted cash and escrow deposits	17,714	20,799
Receivables and other assets, net	148,447	144,106
Other intangibles, net	43,193	43,488
Total assets	$3,179,586	$3,041,650
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,575,965	$1,412,461
Accounts payable and accrued liabilities	95,029	101,042
Derivative financial instruments - interest rate swaps	4,254	2,888
Security deposits, prepaid rent and other liabilities	39,261	32,687
Intangible liabilities, net	26,970	12,425
Total liabilities	1,741,479	1,561,503
Commitments and contingencies
Redeemable noncontrolling interests	3,756	3,726
Partners’ Capital:
Limited partners’ capital, 1,929,942 and 2,154,942 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	27,665	29,012
General partners’ capital, 127,037,807 and 125,087,268 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,406,686	1,447,409
Total partners’ capital	1,434,351	1,476,421
Total liabilities and partners’ capital	$3,179,586	$3,041,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$103,875	$95,277	$301,570	$274,675
Interest and other operating income	67	257	203	1,834
Total revenues	103,942	95,534	301,773	276,509
Expenses:
Rental	32,921	28,526	92,855	85,179
General and administrative	6,430	5,935	19,229	18,137
Acquisition-related	907	2,802	3,365	8,647
Depreciation and amortization	40,518	35,802	115,179	104,346
Impairment	—	—	1,655	—
Total expenses	80,776	73,065	232,283	216,309
Income before other income (expense)	23,166	22,469	69,490	60,200
Interest expense:
Interest related to derivative financial instruments	(903)	(1,433)	(2,278)	(4,148)
(Loss) gain on change in fair value of derivative financial instruments, net	(2,383)	2,564	(3,079)	(857)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(3,286)	1,131	(5,357)	(5,005)
Interest related to debt	(13,536)	(14,119)	(41,499)	(37,802)
Gain on sales of real estate, net	152	11,766	152	11,766
(Loss) gain on extinguishment of debt, net	(14)	(5,028)	107	(4,663)
Other income	72	1	91	41
Net income	$6,554	$16,220	$22,984	$24,537
Net income attributable to noncontrolling interests	(20)	(28)	(77)	(106)
Net income attributable to common unitholders	$6,534	$16,192	$22,907	$24,431
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.05	$0.13	$0.18	$0.20
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.05	$0.13	$0.18	$0.20
Weighted average common units outstanding: (1)
Basic	128,793	120,974	127,781	120,562
Diluted	128,793	120,974	127,781	120,562
Distributions declared per common unit (1)	$0.30	$0.29	$0.88	$0.87

(1) For the three and nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
 (Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units (1)	Amount	Units (1)	Amount
Balance as of December 31, 2013	118,440	$1,387,476	1,527	$13,818	$1,401,294
Issuance of general partner units	771	17,742	—	—	17,742
Share-based award transactions, net	254	3,279	(3)	—	3,279
Redemptions of general partner units	(29)	(572)	—	—	(572)
Redemption of limited partner units	36	362	(37)	(362)	—
Distributions	—	(103,097)	—	(922)	(104,019)
Net income	—	24,179	—	252	24,431
Balance as of September 30, 2014	119,472	$1,329,369	1,487	$12,786	$1,342,155

Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Issuance of general partner units	1,800	43,649	—	—	43,649
Share-based award transactions, net	200	4,462	(225)	—	4,462
Redemption of general partner units	(49)	(1,322)	—	—	(1,322)
Distributions	—	(110,071)	—	(1,695)	(111,766)
Net income	—	22,559	—	348	22,907
Balance as of September 30, 2015	127,038	$1,406,686	1,930	$27,665	$1,434,351

(1) For the nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$22,984	$24,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	112,711	101,168
Share-based compensation expense	4,462	3,279
Bad debt expense	743	485
Gain on sales of real estate, net	(152)	(11,766)
Impairment	1,655	—
(Gain) loss on extinguishment of debt, net	(107)	4,663
Change in fair value of derivative financial instruments	3,079	857
Changes in operating assets and liabilities:
Receivables and other assets, net	(6,021)	(4,443)
Accounts payable and accrued liabilities	(4,124)	13,212
Security deposits, prepaid rent and other liabilities	3,429	(2,442)
Net cash provided by operating activities	138,659	129,550
Cash flows from investing activities:
Investments in real estate	(253,107)	(229,644)
Proceeds from sales of real estate	33,279	40,148
Capital expenditures	(17,330)	(24,167)
Collection of real estate notes receivable	—	20,000
Restricted cash, escrow deposits and other assets	2,994	(29,318)
Net cash used in investing activities	(234,164)	(222,981)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,615
Borrowings on unsecured revolving credit facility	387,000	213,000
Payments on unsecured revolving credit facility	(247,000)	(233,000)
Borrowings on unsecured term loans	100,000	—
Payments on secured real estate term loan and mortgage loans	(76,149)	(90,389)
Deferred financing costs	(289)	(6,093)
Security deposits	145	(1,245)
Proceeds from issuance of general partner units, net	44,324	18,016
Repurchase and cancellation of general partner units	(1,322)	(572)
Distributions to general partner	(108,891)	(102,506)
Distributions to limited partners and redeemable noncontrolling interests	(1,580)	(1,061)
Net cash provided by financing activities	96,238	93,765
Net change in cash and cash equivalents	733	334
Cash and cash equivalents - beginning of period	10,413	18,081
Cash and cash equivalents - end of period	$11,146	$18,415
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of September 30, 2015, HTA owned a 98.5% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
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
We primarily invest in MOBs that are located on health system campuses, in community-core locations, or around university medical centers which we believe are core, critical real estate. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our portfolio consists of MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $3.6 billion through September 30, 2015.
Effective December 15, 2014, HTA completed a reverse stock split (the “Reverse Stock Split”) of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. HTA’s par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. The weighted average shares/units outstanding and per share/unit amounts for the three and nine months ended September 30, 2014 have been adjusted retroactively to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“GAAP”) in all material respects and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
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
Variable Interest Entities
During 2014, we made loans totaling $80.5 million to five entities to acquire MOBs in order to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (the “Exchanges”). As of December 31, 2014, our consolidated financial statements included the five VIEs as we were deemed to be the primary beneficiary. During the second quarter of 2015, we elected not to consummate the five outstanding Exchanges and, accordingly, the rights to the title and interests of the MOBs were transferred to us.
Real Estate Investments
Depreciation expense of buildings and improvements for the three months ended September 30, 2015 and 2014, was $26.9 million and $22.6 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2015 and 2014, was $74.9 million and $65.0 million, respectively.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. See Note 4 for further discussion.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. In July 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the ability to early adopt as of the original effective date. We do not anticipate early adoption and we are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in ASU 2015-02 affect the following areas: (i) limited partnerships and similar legal entities; (ii) evaluating fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We are evaluating this guidance, however, we do not believe ASU 2015-02 will have a significant impact on our consolidated financial statements, however, we believe ASU 2015-02 will likely increase our disclosure.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs by requiring these costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. In August 2015, the FASB issued ASU 2015-15 to include the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 and 2015-15 are effective for the fiscal years beginning after December 15, 2015, and requires retrospective application. We do not believe the adoption of ASU 2015-03 and 2015-15 will have a significant impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination has to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amount of the adjustment, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. We are evaluating this guidance, however, we do not believe the adoption of ASU 2015-16 will have a significant impact on our consolidated financial statements.
3. Investments in Real Estate
For the nine months ended September 30, 2015, our investments had an aggregate purchase price of $254.6 million. We incurred $1.2 million of costs attributable to these investments, which were recorded in acquisition-related expenses in the accompanying condensed consolidated statements of operations.
Since the investments were determined to be individually not significant, but significant on a collective basis, the allocations for the 2015 investments are set forth below in the aggregate (in thousands):

September 30, 2015
Land	$13,286
Building and improvements	229,386
Below market leasehold interests	2,698
Above market leases	1,254
In place leases	22,414
Below market leases	(8,206)
Above market leasehold interests	(7,725)
Net assets acquired	253,107
Other, net	1,503
Aggregate purchase price	$254,610
The acquired intangible assets and liabilities referenced above had weighted average lives of 26.8 years and 52.4 years, respectively.
The investments during the nine months ended September 30, 2014 were determined to be individually not significant, but significant on a collective basis. The allocations for these investments are set forth below in the aggregate (in thousands):

September 30, 2014
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets and liabilities referenced above had weighted average lives of 9.1 years and 8.5 years, respectively.
4. Dispositions
During the three months ended September 30, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million, generating a gain of $0.2 million. These dispositions consisted of non-core buildings or buildings located outside of our key markets. During the second quarter of 2015, we recorded an impairment charge of $1.7 million on a MOB that we ultimately disposed of during the three months ended September 30, 2015.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands, except weighted average remaining amortization):

	September 30, 2015		December 31, 2014
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$248,648	11.0	$231,370	8.8
Tenant relationships	182,030	10.4	187,918	10.3
Above market leases	24,983	6.1	26,676	5.5
Below market leasehold interests	34,606	63.2	32,950	67.3
	490,267		478,914
Accumulated amortization	(209,404)		(182,149)
Total	$280,863	16.5	$296,765	15.2

Liabilities:
Below market leases	$22,125	27.1	$14,188	11.5
Above market leasehold interests	11,582	53.9	3,857	32.1
	33,707		18,045
Accumulated amortization	(6,737)		(5,620)
Total	$26,970	38.0	$12,425	17.1
In place leases and tenant relationships are included in lease intangibles in our condensed consolidated balance sheets. Above market leases and below market leasehold interests are included in other intangibles, net in our condensed consolidated balance sheets. Below market leases and above market leasehold interests are included in intangible liabilities, net in our condensed consolidated balance sheets.
The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization recorded against rental income related to above or below market leases	$509	$505	$1,428	$1,534
Rental expense related to above or below market leasehold interests	94	112	327	358
Amortization expense related to in place leases and tenant relationships	12,266	12,066	36,371	36,247

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Tenant receivables, net	$8,639	$11,896
Other receivables, net	7,090	5,539
Deferred financing costs, net	14,753	16,929
Deferred leasing costs, net	17,566	17,281
Straight-line rent receivables, net	63,427	56,433
Prepaid expenses, deposits, equipment and other, net	36,972	34,314
Derivative financial instruments - interest rate swaps	—	1,714
Total	$148,447	$144,106
The following is a summary of the amortization of deferred leasing costs and deferred financing costs for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense related to deferred leasing costs	$1,013	$957	$2,941	$2,646
Interest expense related to deferred financing costs	774	724	2,457	2,319
7. Debt
Debt consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Unsecured revolving credit facility	$176,000	$36,000
Unsecured term loans	455,000	355,000
Unsecured senior notes	600,000	600,000
Fixed rate mortgages	316,611	392,399
Variable rate mortgages	29,113	29,474
	1,576,724	1,412,873
Net discount	(759)	(412)
Total	$1,575,965	$1,412,461
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
On February 11, 2015, HTA and HTALP executed an amendment to the unsecured revolving credit and term loan facility (the “Unsecured Credit Agreement”) which added an additional lender and increased the amount available under the unsecured revolving credit facility from $800.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020.
Borrowings under the unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.875% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.125% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2015, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Term Loan
As of September 30, 2015, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. During the nine months ended September 30, 2015, we borrowed $100.0 million on the unsecured term loan. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2015 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.56% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
$155.0 Million Unsecured Term Loan
As of September 30, 2015, HTALP had a $155.0 million unsecured term loan outstanding that is guaranteed by HTA. The loan matures on July 19, 2019, and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2015 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 Million Unsecured Senior Notes due 2021
As of September 30, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 Million Unsecured Senior Notes due 2023
As of September 30, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of September 30, 2015, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.64% to 6.49% per annum and a weighted average interest rate of 5.33% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.61% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2015 (in thousands):

Year	Amount
2015	$1,824
2016	69,657
2017	116,626
2018	14,429
2019	464,280
Thereafter	909,908
Total	$1,576,724
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2015, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of September 30, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(353)	Swap	6/15/2016
50,000	LIBOR	1.39	(622)	Swap	7/17/2019
105,000	LIBOR	1.24	(689)	Swap	7/17/2019
26,291	LIBOR + 1.45%	4.98	(2,590)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(443)	Swap	6/15/2016
50,000	LIBOR	1.39	317	Swap	7/17/2019
105,000	LIBOR	1.24	1,397	Swap	7/17/2019
26,874	LIBOR + 1.45%	4.98	(2,445)	Swap	5/1/2020
As of September 30, 2015 and December 31, 2014, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Receivables and other assets	$—	$1,714	Derivative financial instruments	$4,254	$2,888
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$—	$—	$—	$1,714	$—	$1,714
Liability derivatives	4,254	—	4,254	2,888	—	2,888

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have agreements with each of our interest rate swap derivative counterparties that provide that if we default on certain of our unsecured indebtedness, then our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2015, there have been no termination events or events of default related to our interest rate swaps.
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
Common Stock Offerings
In February 2014, HTA amended the at-the-market (“ATM”) offering program of its common stock with an aggregate sales price of up to $300.0 million, primarily to add sales agents to the program. During the nine months ended September 30, 2015, HTA issued and sold 1,800,000 shares of common stock, at an average price of $25.00 per share and as of September 30, 2015, $211.6 million remained available for issuance under the ATM.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during three and nine months ended September 30, 2015 and 2014. On October 27, 2015, HTA declared a quarterly cash dividend of $0.295 to be paid on January 6, 2016 to stockholders of record for its common stock on December 31, 2015.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of September 30, 2015, there were 2,316,162 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP, and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The LTIP awards were fully expensed in 2013, except for 225,000 units with a grant date fair value of $20.00 per unit that would only vest in the event of a change in control prior to May 16, 2015. These units were forfeited in May 2015.
Restricted Common Stock
For the three and nine months ended September 30, 2015, we recognized compensation expense of $1.4 million and $4.5 million, respectively. For the three and nine months ended September 30, 2014, we recognized compensation expense of $1.0 million and $3.3 million, respectively. Compensation expense for the three and nine months ended September 30, 2015 and 2014 were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2015, there was $5.3 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.4 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in our restricted common stock during 2015:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	463,050	$20.90
Granted	221,076	26.57
Vested	(135,213)	21.89
Forfeited	(21,378)	22.70
Balance as of September 30, 2015	527,535	$22.88
10. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$4,254	$—	$4,254
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1,714	$—	$1,714
Liabilities:
Derivative financial instruments	$—	$2,888	$—	$2,888
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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, tenant and other receivables, restricted cash and escrow deposits and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2.
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities which is considered a Level 2 input. As of September 30, 2015, the fair value of the debt was $1,608.2 million compared to the carrying value of $1,576.0 million. As of December 31, 2014, the fair value of the debt was $1,447.4 million compared to the carrying value of $1,412.5 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and nine months ended September 30, 2015 and 2014, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$6,554	$16,220	$22,984	$24,537
Net income attributable to noncontrolling interests	(91)	(188)	(425)	(358)
Net income attributable to common stockholders	$6,463	$16,032	$22,559	$24,179
Denominator: (1)
Weighted average shares outstanding - basic	126,863	119,484	125,750	119,049
Dilutive shares	1,930	1,232	1,930	1,255
Weighted average shares outstanding - diluted	128,793	120,716	127,680	120,304
Earnings per common share - basic (1)
Net income attributable to common stockholders	$0.05	$0.13	$0.18	$0.20
Earnings per common share - diluted (1)
Net income attributable to common stockholders	$0.05	$0.13	$0.18	$0.20

(1) For the three and nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.
12. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$6,554	$16,220	$22,984	$24,537
Net income attributable to noncontrolling interests	(20)	(28)	(77)	(106)
Net income attributable to common unitholders	$6,534	$16,192	$22,907	$24,431
Denominator: (1)
Weighted average units outstanding - basic	128,793	120,974	127,781	120,562
Dilutive units	—	—	—	—
Weighted average units outstanding - diluted	128,793	120,974	127,781	120,562
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.05	$0.13	$0.18	$0.20
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.05	$0.13	$0.18	$0.20

(1) For the three and nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Interest paid	$39,570	$29,758
Income taxes paid	790	757

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$1,833	$1,564
Debt and interest rate swaps assumed in acquisitions	—	88,845
Financing Activities:
Dividend distributions declared, but not paid	$37,712	$34,652

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of September 30, 2015 and December 31, 2014, together with results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014.
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
Since 2006, we have invested $3.6 billion to create a portfolio of MOBs and other healthcare assets totaling approximately 15.3 million square feet of GLA throughout the U.S. Approximately 97% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. The leased rate for our portfolio was 92.0% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.2% as of September 30, 2015. Approximately 60% of our annualized base rent as of September 30, 2015 was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 28 states, with no state having more than 13% of our total GLA as of September 30, 2015. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for MOBs, and we expect to continue to invest in these markets. We have concentrations in the following key markets: Albany, Atlanta, Austin, Boston, Charleston, Columbus, Dallas, Denver, Greenville, Honolulu, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2015, we had net income of $6.6 million, compared to $16.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we had net income of $23.0 million, compared to $24.5 million for the nine months ended September 30, 2014.

•
For the three months ended September 30, 2015, HTA’s Normalized FFO was $0.39 per diluted share, or $50.0 million, an increase of $0.01 per diluted share, or 3%, compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, HTALP’s Normalized FFO was $0.39 per diluted unit, or $50.0 million, an increase of $0.01 per diluted unit, or 3%, compared to the three months ended September 30, 2014.

•
For the nine months ended September 30, 2015, HTA’s Normalized FFO was $1.14 per diluted share, or $145.2 million, an increase of $0.05 per diluted share, or 5%, compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, HTALP’s Normalized FFO was $1.14 per diluted unit, or $145.2 million, an increase of $0.05 per diluted unit, or 5%, compared to the nine months ended September 30, 2014.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended September 30, 2015, our total revenue increased 8.8%, or $8.4 million, to $103.9 million, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, our total revenue increased 9.1%, or $25.3 million, to $301.8 million, compared to the nine months ended September 30, 2014.

•
For the three months ended September 30, 2015, our Net Operating Income (“NOI”) increased 6.0%, or $4.0 million, to $71.0 million, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, our NOI increased 9.2%, or $17.6 million, to $208.9 million, compared to the nine months ended September 30, 2014.

•
For the three months ended September 30, 2015, our Same-Property Cash NOI increased 3.1%, or $1.8 million, to $59.5 million, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, our Same-Property Cash NOI increased 2.8%, or $4.5 million, to $165.8 million, compared to the nine months ended September 30, 2014.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth Through Proactive Asset Management Leasing and Property Management

•	As of September 30, 2015, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA and our occupancy rate was 91.2% by GLA.

•
We entered into new and renewal leases on approximately 274,000 and 750,000 square feet of GLA, or 1.8% and 4.9% of our portfolio, during the three and nine months ended September 30, 2015, respectively.

•
Tenant retention for the Same-Property portfolio was 84% for the quarter and 82% for the year-to-date, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of September 30, 2015, our in-house property management and leasing platform operated approximately 14.4 million square feet of GLA, or 94%, of our total portfolio.
Key Market Focused Strategy and Investments
We have been one of the most active investors in the medical office sector over the last eight years and have developed a strong presence across 15 to 20 key markets. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•
As of September 30, 2015, we have approximately 700,000 to 1.0 million square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•	Our key markets represent top Metropolitan Statistical Areas (“MSAs”) with strong growth metrics in jobs and population, low unemployment and mature healthcare infrastructures.

•	Our investment strategy includes the alignment with key healthcare systems, hospitals and leading academic medical universities.

•
Over the last several years, our investments have been focused in our key markets, with the majority of our investments also being located either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
For the nine months ended September 30, 2015, we acquired $250.4 million of MOBs, all of which were located in our key markets of Atlanta, Boston, Charleston, Columbus, Indianapolis and Raleigh, and were on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•	In addition, we invested $4.2 million to expand our Raleigh Medical Center Campus.

•
Part of our investment strategy also includes recycling assets that are now considered non-core or are located outside of our key markets. During the three months ended September 30, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million. Net of dispositions, the increase in our portfolio size was approximately 6.6% based on purchase price.

Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2015, we had total liquidity of $679.6 million, including cash and cash equivalents of $11.1 million and $668.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit). Our leverage ratio of debt to capitalization was 33.3%.

•	During the three months ended September 30, 2015, we issued and sold approximately $45.0 million of common stock through the ATM program, at an average price of $25.00 per share.

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
Investment Activity
During the nine months ended September 30, 2015, we had investments with an aggregate purchase price of $254.6 million. The following is a brief description of each of our investments:

•
In March 2015, we acquired two MOBs located in Atlanta, Georgia for $35.3 million. These buildings are located on the campus of or affiliated with WellStar (98% leased and had approximately 117,000 square feet of GLA).

•
In April 2015, we acquired two MOBs located in Raleigh, North Carolina for $18.7 million. These buildings are affiliated with Cary Orthopedics (100% leased and approximately 67,000 square feet of GLA).

•
In April 2015, we acquired an MOB located in Indianapolis, Indiana for $38.1 million. This building is affiliated with Community Health Network (96% leased and approximately 126,000 square feet of GLA).

•
In May 2015, we acquired an MOB located in Charleston, South Carolina for $10.6 million. This building is affiliated with Medical University of South Carolina (100% leased and approximately 39,000 square feet of GLA).

•	In May 2015, we acquired an MOB located in Raleigh, North Carolina for $21.4 million. This building is affiliated with Rex Healthcare (100% leased and approximately 64,000 square feet of GLA).

•
In June 2015, we acquired an MOB located in Boston, Massachusetts for $101.5 million. This building is located on the joint campus of Boston University and Boston Medical Center (100% leased and approximately 161,000 square feet of GLA).

•
In July 2015, we acquired an MOB located in Columbus, Ohio for $11.5 million. This building is affiliated with Mt. Carmel Hospital, a subsidiary of Trinity Health (100% leased and approximately 46,000 square feet of GLA).

•
In August 2015, we invested $4.2 million to expand our Raleigh Medical Center Campus by approximately 20,000 square feet of GLA. This property is located adjacent to the Rex Hospital-Main Campus and expands our existing square footage at Raleigh Medical Center to approximately 111,000 square feet of GLA.

•
In September 2015, we acquired an MOB located in Columbus, Ohio for $13.4 million. This building is affiliated with Ohio Healthcare and Nationwide Children’s Hospital (100% leased and approximately 47,000 square feet of GLA).

During the three months ended September 30, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million. These dispositions totaled approximately 192,000 square feet of GLA and consisted of non-core buildings or buildings located outside of our key markets.
The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
As of September 30, 2015, we owned and operated approximately 15.3 million square feet of GLA, with a 92.0% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.2% occupancy rate. As of September 30, 2014, we owned and operated approximately 14.6 million square feet of GLA, with a 91.8% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.1% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
NOI and Same-Property Cash NOI
NOI increased $4.0 million to $71.0 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. NOI increased $17.6 million to $208.9 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. These increases were primarily due to the $6.9 million and $23.1 million of additional NOI from our 2014 and 2015 acquisitions for the three and nine months ended September 30, 2015, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during 2014 and 2015, a reduction of interest income from the real estate notes receivable paid off by the borrowers during 2014 and a reduction in straight-line rent.
Same-Property Cash NOI increased $1.8 million to $59.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Same-Property Cash NOI increased $4.5 million to $165.8 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. These increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
Rental Income
For the three and nine months ended September 30, 2015 and 2014, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual rental income	$100,385	$91,841	$291,667	$265,709
Straight-line rent and amortization of above/below market leases	2,319	2,446	6,535	5,905
Other operating revenue	1,171	990	3,368	3,061
Total	$103,875	$95,277	$301,570	$274,675
Contractual rental income, which includes expense reimbursements, increased $8.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This increase was primarily due to $11.0 million of additional contractual rental income from our 2014 and 2015 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during 2014 and 2015. For the three months ended September 30, 2015, we entered into new and renewal leases of approximately 274,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $24.20 per square foot of GLA compared to an average ending annual base rent of $24.02 per square foot of GLA for expiring leases. Lease rates can vary between markets and rates that are considered above or below current market rent may change over time. Leases that expired during the quarter had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the three months ended September 30, 2015, new leases had tenant improvements, leasing commissions and tenant concessions of $20.59, $4.47 and $5.61 per square foot of GLA, respectively, compared to $25.41, $4.72 and $6.43 per square foot of GLA, respectively, for the three months ended September 30, 2014. The average term for new leases executed was 6.5 years for both the three months ended September 30, 2015 and 2014. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $11.27, $1.44 and $2.54 per square foot of GLA, respectively, for the three months ended September 30, 2015, compared to $9.63, $2.99 and $0.80 per square foot of GLA, respectively, for the three months ended September 30, 2014. The average term for renewal leases executed was 5.0 years and 6.7 years for the three months ended September 30, 2015 and 2014, respectively.

Contractual rental income, which includes expense reimbursements, increased $26.0 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This increase was primarily due to $32.4 million of additional contractual rental income from our 2014 and 2015 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during 2014 and 2015. For the nine months ended September 30, 2015, we entered into new and renewal leases of approximately 750,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $23.16 per square foot of GLA compared to an average ending annual base rent of $23.07 per square foot of GLA for expiring leases. Lease rates can vary between markets and rates that are considered above or below current market rent may change over time. Leases that expired thus far in 2015 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the nine months ended September 30, 2015, new leases had tenant improvements, leasing commissions and tenant concessions of $22.94, $3.82 and $5.39 per square foot of GLA, respectively, compared to $19.25, $4.19 and $5.37 per square foot of GLA, respectively, for the nine months ended September 30, 2014. The average term for new leases executed was 6.9 years and 6.6 years for the nine months ended September 30, 2015 and 2014, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $7.30, $1.09 and $1.70 per square foot of GLA, respectively, for the nine months ended September 30, 2015, compared to $7.30, $2.62 and $1.42 per square foot of GLA, respectively, for the nine months ended September 30, 2014. The average term for renewal leases executed was 5.7 years and 5.4 years for the nine months ended September 30, 2015 and 2014, respectively.
Rental Expenses
For the three months ended September 30, 2015 and 2014, rental expenses attributable to our properties were $32.9 million and $28.5 million, respectively. For the nine months ended September 30, 2015 and 2014, rental expenses attributable to our properties were $92.9 million and $85.2 million, respectively. These increases in rental expenses were primarily due to $5.0 million and $11.9 million of additional rental expenses associated with our 2014 and 2015 acquisitions for the three and nine months ended September 30, 2015, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2014 and 2015.
General and Administrative Expenses
For the three months ended September 30, 2015 and 2014, general and administrative expenses were $6.4 million and $5.9 million, respectively. For the nine months ended September 30, 2015 and 2014, general and administrative expenses were $19.2 million and $18.1 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the three months ended September 30, 2015 and 2014, acquisition-related expenses were $0.9 million and $2.8 million, respectively. For the nine months ended September 30, 2015 and 2014, acquisition-related expenses were $3.4 million and $8.6 million, respectively. These decreases in acquisition-related expenses were primarily due to lower closing costs incurred by us on our 2015 acquisitions.
Depreciation and Amortization Expense
For the three months ended September 30, 2015 and 2014, depreciation and amortization expense was $40.5 million and $35.8 million, respectively. For the nine months ended September 30, 2015 and 2014, depreciation and amortization expense was $115.2 million and $104.3 million, respectively. These increases in depreciation and amortization expense were primarily due to the increase in the size of our portfolio.
Impairment Charge
During the nine months ended September 30, 2015, we recorded an impairment charge of $1.7 million on a MOB that we disposed of during the third quarter. We did not record any impairment charges in 2014.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments decreased by $1.1 million during the three months ended September 30, 2015, compared to the same period in 2014. This decrease was primarily due to the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate. During the three months ended September 30, 2015, the fair market value of our derivatives decreased $2.4 million, compared to a net increase of $2.6 million during the three months ended September 30, 2014.

Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $1.8 million during the nine months ended September 30, 2015, compared to the same period in 2014. This increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014, partially offset by the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate. During the nine months ended September 30, 2015, the fair market value of our derivatives decreased $3.1 million, compared to a net decrease of $0.9 million during the nine months ended September 30, 2014.
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
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from the sales of real estate property and impairment write-downs of depreciable assets, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real asset values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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
We also compute Normalized FFO, which excludes from FFO: (i) acquisition-related expenses; (ii) gain or loss on change in fair value of derivative financial instruments; (iii) gain or loss on extinguishment of debt; (iv) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (v) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average shares of HTA common stock or HTALP partnership units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$6,463	$16,032	$22,559	$24,179
Depreciation and amortization expense	40,188	35,802	114,220	104,346
Gain on sales of real estate, net	(152)	(11,766)	(152)	(11,766)
Impairment	—	—	1,655	—
FFO attributable to common stockholders	$46,499	$40,068	$138,282	$116,759
Acquisition-related expenses	907	2,802	3,365	8,647
Loss (gain) on change in fair value of derivative financial instruments, net	2,383	(2,564)	3,079	857
Loss (gain) on extinguishment of debt, net	14	5,028	(107)	4,663
Noncontrolling income from partnership units included in diluted shares	71	160	348	252
Other normalizing items, net	127	—	216	209
Normalized FFO attributable to common stockholders	$50,001	$45,494	$145,183	$131,387

Net income attributable to common stockholders per diluted share (1)	$0.05	$0.13	$0.18	$0.20
FFO adjustments per diluted share, net (1)	0.31	0.20	0.90	0.77
FFO attributable to common stockholders per diluted share (1)	$0.36	$0.33	$1.08	$0.97
Normalized FFO adjustments per diluted share, net (1)	0.03	0.05	0.06	0.12
Normalized FFO attributable to common stockholders per diluted share (1)	$0.39	$0.38	$1.14	$1.09

Weighted average diluted common shares outstanding (1)	128,793	120,716	127,680	120,304

(1) For the three and nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common unitholders	$6,534	$16,192	$22,907	$24,431
Depreciation and amortization expense	40,188	35,802	114,220	104,346
Gain on sales of real estate, net	(152)	(11,766)	(152)	(11,766)
Impairment	—	—	1,655	—
FFO attributable to common unitholders	$46,570	$40,228	$138,630	$117,011
Acquisition-related expenses	907	2,802	3,365	8,647
Loss (gain) on change in fair value of derivative financial instruments, net	2,383	(2,564)	3,079	857
Loss (gain) on extinguishment of debt, net	14	5,028	(107)	4,663
Other normalizing items, net	127	—	216	209
Normalized FFO attributable to common unitholders	$50,001	$45,494	$145,183	$131,387

Net income attributable to common unitholders per diluted unit (1)	$0.05	$0.13	$0.18	$0.20
FFO adjustments per diluted unit, net (1)	0.31	0.20	0.90	0.77
FFO attributable to common unitholders per diluted unit (1)	$0.36	$0.33	$1.08	$0.97
Normalized FFO adjustments per diluted unit, net (1)	0.03	0.05	0.06	0.12
Normalized FFO attributable to common unitholders per diluted unit (1)	$0.39	$0.38	$1.14	$1.09

Weighted average diluted common units outstanding (1)	128,793	120,974	127,781	120,562

(1) For the three and nine months ended September 30, 2014, amounts have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected on December 15, 2014.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) depreciation and amortization expense; (iv) impairment; (v) interest expense and net change in fair value of derivative financial instruments; (vi) gain or loss on sales of real estate; (vii) gain or loss on extinguishment of debt; and (viii) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments; (ii) amortization of below and above market leases/leasehold interests; and (iii) lease termination fees. We believe that Cash NOI provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “Same-Property”. Same-Property Cash NOI excludes properties which have not been owned and operated during the entire span of all periods presented or are intended to be sold in the near term, notes receivable interest income and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6,554	$16,220	$22,984	$24,537
General and administrative expenses	6,430	5,935	19,229	18,137
Acquisition-related expenses	907	2,802	3,365	8,647
Depreciation and amortization expense	40,518	35,802	115,179	104,346
Impairment	—	—	1,655	—
Interest expense and net change in fair value of derivative financial instruments	16,822	12,988	46,856	42,807
Gain on sales of real estate, net	(152)	(11,766)	(152)	(11,766)
Loss (gain) on extinguishment of debt, net	14	5,028	(107)	4,663
Other income	(72)	(1)	(91)	(41)
NOI	$71,021	$67,008	$208,918	$191,330
Straight-line rent adjustments, net	(1,750)	(2,526)	(5,835)	(6,179)
Amortization of below and above market leases/leasehold interests, net	603	617	1,755	1,892
Lease termination fees	(5)	(26)	(16)	(39)
Cash NOI	$69,869	$65,073	$204,822	$187,004
Notes receivable interest income	—	(187)	—	(1,532)
Non Same-Property Cash NOI	(10,392)	(7,193)	(39,050)	(24,160)
Same-Property Cash NOI (1)	$59,477	$57,693	$165,772	$161,312

(1) Same-Property includes 262 and 255 buildings for the three and nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; and (iii) net proceeds from the issuances of debt and equity securities. During the next 12 months our primary uses of cash are expected to include: (i) the funding of acquisitions of MOBs and other facilities that serve the healthcare industry; (ii) capital expenditures; (iii) the payment of operating expenses; (iv) debt service payments including principal payments; and (v) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Acquisitions and maturing indebtedness may require funds from the issuance of debt and/or equity securities or proceeds from real estate dispositions.
As of September 30, 2015, we had liquidity of $679.6 million, including $668.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $11.1 million of cash and cash equivalents.
As of September 30, 2015, $211.6 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $2.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2015, we estimate that our expenditures for capital improvements for the remainder of 2015 will range from $5 million to $10 million depending on leasing activity. As of September 30, 2015, we had $9.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Cash and cash equivalents - beginning of period	$10,413	$18,081	$(7,668)
Net cash provided by operating activities	138,659	129,550	9,109
Net cash used in investing activities	(234,164)	(222,981)	(11,183)
Net cash provided by financing activities	96,238	93,765	2,473
Cash and cash equivalents - end of period	$11,146	$18,415	$(7,269)
Net cash provided by operating activities increased in 2015 primarily due to the impact of our 2014 and 2015 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2014 and 2015 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the nine months ended September 30, 2015, net cash used in investing activities primarily related to the investment in real estate of $253.1 million and capital expenditures of $17.3 million, partially offset by the proceeds from the sale of real estate of $33.3 million. For the nine months ended September 30, 2014, net cash used in investing activities primarily related to the investment in real estate of $229.6 million (excludes assumption of secured mortgage debt) and capital expenditures of $24.2 million, partially offset by proceeds from the sale of real estate of $40.1 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.

For the nine months ended September 30, 2015, net cash provided by financing activities primarily related to net borrowings of $240.0 million on our Unsecured Credit Agreement and the net proceeds of shares of common stock issued of $44.3 million, partially offset by dividends to holders of our common stock of $108.9 million and payments on our mortgage loans of $76.1 million. For the nine months ended September 30, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million, partially offset by dividends to holders of our common stock of $102.5 million, payments on our mortgage loans of $90.4 million and net payments on our unsecured revolving credit facility of $20.0 million.
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
In August 2015, HTA’s Board of Directors increased the quarterly dividend to $0.295 per share. In October 2015, HTA paid cash dividends of $37.5 million for the quarter ended September 30, 2015. On October 27, 2015, HTA declared a quarterly cash dividend of $0.295 to be paid on January 6, 2016 to stockholders of record for its common stock on December 31, 2015.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of September 30, 2015, our leverage ratio of debt to capitalization was 33.3%.
As of September 30, 2015, we had debt outstanding of $1.6 billion and the weighted average interest rate was 3.31% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2015, $668.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. In February 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to total of $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of September 30, 2015, we had $455.0 million of unsecured term loans outstanding comprised of a $300.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. During the nine months ended September 30, 2015, we borrowed $100.0 million on our term loan under our Unsecured Credit Agreement. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of September 30, 2015, we had $300.0 million of unsecured senior notes that mature in July 2021 and $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the nine months ended September 30, 2015, we made payments of $76.1 million on our mortgage loans and have $1.8 million of principal payments due on currently outstanding indebtedness during the remainder of 2015.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2014 Annual Report on Form 10-K.

Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2015, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2015, we had no off-balance sheet arrangements.
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
The discussion under the heading “Additional U.S. Federal Income Tax Withholding Rules” is replaced in its entirety with the following:
“Sections 1471 through 1474 of the Code and the Treasury regulations promulgated thereunder (commonly referred to as “FATCA”) generally impose a 30% withholding tax on U.S. source dividends and, beginning January 1, 2019, gross proceeds from the sale or other disposition of stock or property that is capable of producing U.S. source dividends paid to (i) a foreign financial institution (as defined in Section 1471(d)(4) of the Code) unless such foreign financial institution agrees, pursuant to an agreement with the U.S. Treasury Department or otherwise, to collect and disclose certain information regarding its direct and indirect U.S. owners (which, for this purpose, can include certain debt and equity holders of such foreign financial institution as well as the direct and indirect owners of financial accounts maintained by such institution) and satisfies certain other requirements, and (ii) certain other non-U.S. entities unless such entities provide the payor with information regarding certain direct and indirect U.S. owners of the entity, or certify that they have no such U.S. owners, and comply with certain other requirements.  Withholding under FATCA is imposed on payments to foreign financial institutions and other applicable payees whether they receive such payments in the capacity of an intermediary or for their own account.  Certain countries have entered into, and other countries are expected to enter into, agreements with the United States to facilitate the type of information reporting required under FATCA.  While the existence of such agreements will not eliminate the risk that payments in respect of our Class A common stock will be subject to the withholding described above, these agreements are expected to reduce the risk of the withholding for investors in (or indirectly holding our Class A common stock through financial institutions in) those countries.  Each non-U.S. stockholder and any U.S. stockholder holding our Class A common stock through a foreign financial institution is urged to consult its own tax advisor about the possible impact of these rules on their investment in our Class A common stock, and the entities through which they hold our Class A common stock, including, without limitation, the process and deadlines for meeting the applicable requirements to prevent the imposition of this 30% withholding of tax under FATCA.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2014 Annual Report on Form 10-K. The table below presents, as of September 30, 2015, the principal amounts of our fixed and variable debt and the weighted average interest rates excluding the impact of interest rate swaps by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$1,700	$69,132	$116,062	$13,821	$8,626	$707,270	$916,611
Weighted average interest rate on fixed rate debt (per annum)	5.71%	5.48%	5.92%	6.23%	5.58%	3.83%	4.27%
Variable rate debt	$124	$525	$564	$608	$455,654	$202,638	$660,113
Weighted average interest rate on variable rate debt based on forward rates in effect as of September 30, 2015 (per annum)	1.69%	1.96%	2.49%	2.85%	3.11%	3.09%	1.46%
As of September 30, 2015, we had $1.6 billion fixed and variable rate debt with interest rates ranging from 1.24% to 6.49% per annum and a weighted average interest rate of 3.10% per annum, excluding the impact of interest rate swaps. We had $916.6 million (excluding net premium/discount) of fixed rate debt with a weighted average interest rate of 4.27% per annum, and $660.1 million (excluding net premium/discount) of variable rate debt with a weighted average interest rate of 1.46% per annum as of September 30, 2015, excluding the impact of interest rate swaps.
As of September 30, 2015, the fair value of our fixed rate debt was $940.8 million and the fair value of our variable rate debt was $667.4 million based upon prevailing market rates as of September 30, 2015.
As of September 30, 2015, we had interest rate swaps outstanding that effectively fix $281.3 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 1.96% and 3.31% per annum, respectively.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 4. Controls and Procedures
Healthcare Trust of America, Inc.
HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to HTA’s management, including HTA’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.
As of September 30, 2015, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
Healthcare Trust of America Holdings, LP
HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to HTALP’s management, including HTA’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.

As of September 30, 2015, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2015, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	—	$—	—	—
August 1, 2015 to August 31, 2015	729	25.18	—	—
September 1, 2015 to September 30, 2015	220	23.31	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 28, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 28, 2015

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 28, 2015

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 28, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1
Letter Agreement between Healthcare Trust of America, Inc. and Mark D. Engstrom dated September 30, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 2, 2015 and incorporated herein by reference).

10.2
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated September 30, 2015 (included as Exhibit 10.2 to our Current Report on Form 8-K filed October 2, 2015 and incorporated herein by reference).

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