Form 10-K
period 2015-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2016-02-22
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2015, the last business day of the most recently completed second fiscal quarter, was approximately $2,975,115,000, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 17, 2016, there were 130,510,907 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This Annual Report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2015 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2015, HTA owned a 98.5% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
The Company believes combining the Annual Reports of HTA and HTALP, including the notes to the consolidated financial statements, into this single Annual Report results in the following benefits:

•	enhances stockholders’ understanding of HTA and HTALP by enabling stockholders to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Annual Report applies to both HTA and HTALP; and

•	creates time and cost efficiencies through the preparation of a single combined Annual Report instead of two separate Annual Reports.
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

•
certain accompanying notes to the consolidated financial statements, including Note 3 - Investments in Real Estate, Note 7 - Debt, Note 10 - Stockholders’ Equity and Partners’ Capital, Note 12 - Per Share Data of HTA, Note 13 - Per Unit Data of HTALP, Note 15 - Tax Treatment of Dividends of HTA, Note 17 - Selected Quarterly Financial Data of HTA and Note 18 - Selected Quarterly Financial Data of HTALP;

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
HTA is a REIT and one of the leading owners and operators of medical office buildings (“MOBs”) located in key markets in the United States (“U.S.”). Our primary objective is to generate stockholder value through consistent and growing dividends and appreciation of real estate value. The Company has invested $3.6 billion to form a high quality portfolio of MOBs and other healthcare real estate assets located in core, critical locations in key markets throughout the U.S.
We invest in MOBs that we believe are core, critical to the delivery of healthcare in this changing environment. Healthcare is the fastest growing segment of the U.S. economy, with an expected average growth rate of 6.0% between 2015 and 2024, with overall spending expected to increase to 19.6% of GDP by 2024 according to the U.S. Centers for Medicare & Medicaid Services. Similarly, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue over the next decade. These high levels of demand are driven by the aging U.S. population and the long-term impact of the Affordable Care Act of 2010 (the “Affordable Care Act”). As demand increases, healthcare services are increasingly being provided in the lower cost and more convenient outpatient settings, such as MOBs. As a result, HTA believes that well located MOBs will provide stable cash flows with relatively low vacancy risk, while allowing for potentially higher returns through their exposure to the fast growing healthcare sector.
As of December 31, 2015, our portfolio consisted of approximately 15.5 million square feet of gross leasable area (“GLA”). Approximately 97% of our portfolio, based on GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan areas that we believe will grow economically and demographically over the coming years, with over 91% of our investment located in key markets that are among the 75 largest in the U.S. as measured by population.
Effective December 15, 2014, HTA completed a reverse stock split (the “Reverse Stock Split”) of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. HTA’s par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. The weighted average shares/units outstanding and per share/unit amounts for all periods prior to 2015 have been adjusted retroactively to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254, and our telephone number is (480) 998-3478. We maintain a website at www.htareit.com at which you may find additional information about us. The contents of the site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. These reports are also available in hard copy to any stockholder upon request.
HIGHLIGHTS

•
For the year ended December 31, 2015, net income was $0.26 per diluted share, or $33.6 million, compared to $0.37 per diluted share, or $46.0 million, for the year ended December 31, 2014. Net income for the year ended December 31, 2014 included gains on the sales of real estate of $27.9 million.

•
For the year ended December 31, 2015, HTA’s Normalized FFO was $1.53 per diluted share, or $195.9 million, an increase of $0.07 per diluted share, or 4.8%, compared to the year ended December 31, 2014. For the year ended December 31, 2015, HTALP’s Normalized FFO was $1.53 per diluted unit, or $195.9 million, an increase of $0.07 per diluted unit, or 4.8%, compared to the year ended December 31, 2014.

•
For additional information on Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2015, we achieved Same-Property Cash Net Operating Income (“NOI”) growth of 2.9%.

•	During the year ended December 31, 2015, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA and our occupancy rate was 91.4% by GLA.

•
During 2015, tenant retention for the Same-Property portfolio was 80%, which we believe is indicative of our commitment to maintaining high quality MOBs in desirable locations and fostering strong tenant relationships.

•
During the year ended December 31, 2015, we acquired investments of $280.9 million, an increase in our total investments of approximately 8.4% by purchase price. These investments totaled approximately 805,000 square feet of GLA and were primarily located in our key markets of Atlanta, Boston, Charleston, Columbus, Indianapolis and Raleigh, and a vast majority were located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
Part of our investment strategy also includes recycling assets that are now considered non-core or are located outside our key markets. During 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million.

•
As of December 31, 2015, we had total liquidity of $639.6 million, including cash and cash equivalents of $13.1 million and $626.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit).

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are in the Most Valuable Locations for Healthcare Delivery
The Company is focused on building and maintaining a portfolio consisting primarily of MOBs which allow for the efficient delivery of healthcare over the long-term. We believe that these types of properties which are located in key markets should increase the Company’s total enterprise value. To date, we have invested over $3.6 billion to create one of the largest portfolios of healthcare real estate focused on the MOB sector in the U.S. As a result, we look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties serving healthcare systems with dominant market share, high credit quality and those who are investing capital into their campuses. We believe our affiliations with these health systems help ensure long-term tenant demand. At December 31, 2015, 97% of our portfolio was located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in primary and secondary markets with attractive demographics, economic growth and high barriers to entry. We have developed a strong presence across 15 to 20 key markets over the last nine years. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets. As of December 31, 2015, we have approximately 700,000 to 1.0 million square feet of GLA in each of our top ten markets and 91% of our GLA is located in the Top 75 metropolitan statistical areas (“MSAs”). We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
Occupied with limited near term leasing risks. We seek to invest in and maintain well occupied properties that we believe are core, critical to the delivery of healthcare. We believe this in turn creates significant tenant demand for occupancy and also drives strong, long-term tenant retention as hospitals and physicians are reluctant to move or relocate, as evidenced by our 2015 Same-Property portfolio tenant retention rate of 80%. Further, we do not have an active development platform that seeks to invest in higher risk, lease-up opportunities.

•
Credit-worthy tenants. Our primary tenants are healthcare systems, academic medical centers and leading physician groups. These groups typically have strong and stable financial performance. We believe this helps ensure stability in our rental income and tenant retention over time. At December 31, 2015, 61% of our annual base rent comes from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy, but do not have the size to benefit from a credit rating.

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

Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our internal asset management team operates 94% of our total portfolio, a significant increase from 30% five years ago. We believe this direct approach allows us to maximize our internal growth by improving occupancy and operating efficiencies at our properties and optimizing rental rates. Specific components of our overall strategy include:

•
Maintaining regional offices in markets where we have a significant presence. This enables our in-house property management and leasing platform to (i) create close relationships with national and regional healthcare systems and other tenants and (ii) respond more directly and efficiently to their needs. HTA has five regional asset management headquarters, including its corporate headquarters in Scottsdale, Arizona. Our regional asset management headquarters are located in Albany, Atlanta, Charleston and Indianapolis. We have an additional 20 regional management offices located strategically in key markets across the U.S.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital. During 2015, we consistently achieved tenant retention for the Same-Property portfolio of 75% or more each quarter and tenant retention for the Same-Property portfolio for the year of 80%.

•	Using market knowledge and economies of scale to seek to continually reduce our operating costs.

•
Maintaining or increasing our average rental rates, actively leasing our vacant space and reducing leasing concessions. These leasing results contributed to our 3.0% or more Same-Property Cash NOI growth each quarter during 2015. For additional information on Same-Property Cash NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income and an explanation of why we present this non-GAAP financial measure.

•	Maintaining a core, critical portfolio of properties and building our reputation as a dedicated leading MOB owner and operator.
Achieve External Growth through Targeted Investments
We plan to grow externally through targeted investments that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets, we seek:

•
Mid-sized investments in the $25 million to $75 million range. These transactions allow us to focus on the quality of individual properties and ensure they are accretive to our cost of capital. They also allow us to exhibit meaningful growth given our current mid-market size.

•
Long-term relationships with key industry participants. We will continue our emphasis on long-term relationship building as we have over the last nine years. These relationships are cultivated by our senior management team, with key industry participants, including health systems and local and regional developers, which have traditionally provided us with valuable sources of potential investment opportunities.

•
Local knowledge through our internal asset management platform. Our local personnel are participants in local industry activities which can provide insightful information with respect to potential opportunities.

Actively Maintain Conservative Capital Structure
We seek to actively manage our balance sheet to maintain our investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility. This positioning will allow us to take advantage of strategic investment opportunities. In addition, we may also pursue dispositions of properties that we believe no longer align with our strategic objectives in order to redeploy capital. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:

•	Continue to maintain a high level of liquidity. As of December 31, 2015, we had $626.5 million available on our unsecured revolving credit facility.

•	Maintain access to multiple sources of capital, including public debt and equity, unsecured bank loans and secured property level debt.

•	Limit the amount of secured debt. During 2015, the percentage of secured debt, including net premiums/discounts and deferred financing costs to capitalization, decreased to 6% from 9% in 2014.

•	Maintain a low leverage ratio. Our leverage ratio of debt to capitalization was 31.4% as of December 31, 2015.

•	Maintain well laddered debt maturities. As of December 31, 2015, we had $52.8 million, $116.6 million, and $14.4 million of debt principal payments due in 2016, 2017 and 2018, respectively.

•
As of December 31, 2015, the weighted average remaining term of our debt portfolio was 4.8 years, including extension options. During 2015, we lowered the average interest rate on our debt portfolio to 3.30% per annum, including the impact of interest rate swaps.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate in the healthcare industry which we believe is benefiting from several significant macroeconomic events, including an aging population and the implementation of the Affordable Care Act. These trends are driving growth in healthcare spending at a rate significantly faster than the broader U.S. economy.
The U.S. population is experiencing a significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they get older. Between 2015 and 2025, the U.S. population over 65 years of age is projected to increase by more than 38% and total almost 19% of the U.S. population as the baby boomer generation enters retirement. Individuals of this age spend the highest amounts on healthcare, averaging over $5,800 per individual over the age of 65 according to 2014 Consumer Expenditure Survey. This compares to healthcare expenditures of less than $1,600 per year for individuals under the age of 30. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which will continue to support MOB demand in the long term.

Source: U.S. Census 2014 National Population Projections.
The Affordable Care Act is a broad-based initiative that is expanding health insurance coverage for many Americans, further increasing the number of people who are able to utilize medical services. The Congressional Budget Office estimates an additional 25 million individuals will gain access to insurance coverage by 2017 as a result of this reform. As of Week 10 in the 2015-2016 enrollment period, an additional 8.7 million individuals had enrolled to receive coverage through the health insurance marketplaces. The Affordable Care Act’s focus on preventative care is also expected to increase the utilization of outpatient care into the future.

Source: Congressional Budget Office - Insurance Coverage Provisions of the Affordable Care Act.

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions. Healthcare-related jobs are among the fastest growing occupations, projected to increase by 19% between 2014 and 2024, significantly higher than the general U.S. employment growth projection of 7%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects nine out of the top twelve occupations with the highest growth for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Source: Bureau of Labor Statistics.
According to the latest data from 2014, Americas spent nearly $3.0 trillion, or 17.5% of total GDP, on healthcare expenditures, an increase of 5.3% from the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $5.4 trillion by 2024. Healthcare expenditures are projected to grow an average 6.0% annually through 2024 and account for 19.6% of GDP by 2024. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective care which generally takes place in outpatient settings such as MOBs.

ANNUAL U.S. EXPENDITURES ON HEALTHCARE
$6
$5
$4
$3
$2
$1
$0
20%
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
1964
1967
1970
1973
1976
1979
1982
1985
1988
1991
1994
1997
2000
2003
2006
2009
2012
2015f
2018f
2021f
2024f
Total National Health Expenditures ($ Trillions)
Spending as a % of GDP

Source: U.S. Centers for Medicare & Medicaid Services.

Medical Office Building Supply and Demand
We believe that healthcare real estate, specifically MOBs, rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to macroeconomic trends supporting the healthcare sector and the defensive nature of healthcare expenditures during economic downturns. For this reason, we believe MOB investments could potentially offer a more stable return to investors compared to other types of real estate investments. We also believe that demand for MOBs will increase due to a number of MOB specific factors, including:

•
Evolution in the healthcare industry whereby procedures that have traditionally been performed in hospitals, such as surgery, move to outpatient facilities as a result of shifting consumer preferences, limited space in hospitals, and lower costs. In addition, increased specialization within the medical field is driving the demand for MOBs suited specifically toward a particular specialty.

•
An increase in medical office visits due to the overall rise in healthcare utilization has in turn driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. According to the Bureau of Labor Statistics, employment in physicians’ offices is expected to increase by a cumulative 30.5% from 2014 to 2024 compared to a projected increase of 6.5% in total employment during this period.

•
High and improving credit quality of physician tenants. In recent years, MOB tenants have increasingly consisted of larger hospital and physician groups. These groups utilize their size and expertise to obtain high rates of reimbursement and share overhead operating expenses. We believe these larger groups are generally credit-worthy and provide stability and long term value for MOBs.

•	Construction of MOBs has been relatively constrained over the last five years, with high cost barriers to development in markets in which we invest.

Source: Marcus & Millichap, Cushman & Wakefield, Rosen Consulting Group.

PORTFOLIO OF PROPERTIES
As of December 31, 2015, our portfolio consisted of approximately 15.5 million square feet of GLA, with a leased rate of 92.0% (includes leases which have been executed, but which have not yet commenced).
Our properties were primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These include leading health systems such as Highmark-Allegheny Health Network, Greenville Hospital System, Tufts Medical Center, Hospital Corporation of America, Community Health Systems and Steward Health Care System. As of December 31, 2015, 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)	Percent of Annualized Base Rent
Medical Office Buildings:
Single-tenant	73	17	3,760	24.3%	$76,311	23.8%
Multi-tenant	213	24	10,457	67.7	212,742	66.3
Other Healthcare Facilities:
Hospitals	10	4	655	4.2	23,016	7.2
Senior care	9	3	581	3.8	9,030	2.7
Total	305	28	15,453	100%	$321,099	100%

(1) In thousands.
SIGNIFICANT TENANTS
As of December 31, 2015, none of the tenants at our properties accounted for more than 6% of our annualized base rent. The table below shows our key health system relationships.

Health System	Weighted Average Remaining Lease Term in Years (1)	Total Leased GLA (1)(2)	Percent of Leased GLA	Annualized Base Rent (1)(2)(3)	Percent of Annualized Base Rent
Highmark-Allegheny Health Network	6	876	6.2%	$16,398	5.1%
Greenville Hospital System	8	761	5.4	14,279	4.5
Tufts Medical Center	12	252	1.8	9,662	3.0
Hospital Corporation of America	4	387	2.7	9,576	3.0
Community Health Systems (TN)	3	333	2.3	7,716	2.4
Steward Health Care System	11	321	2.3	7,645	2.4
Aurora Health Care	8	277	2.0	6,385	2.0
Boston Medical Center	5	87	0.6	4,673	1.5
Rush University Medical Center	4	137	1.0	4,672	1.5
Indiana University Health	3	306	2.2	4,554	1.4
Deaconess Health System	8	261	1.8	4,087	1.3
Boston University	5	74	0.5	4,021	1.3
Community Health Network (IN)	5	189	1.3	3,502	1.1
Mercy Health	12	112	0.8	3,471	1.1
Banner Health	3	137	1.0	3,322	1.0
Diagnostic Clinic (BCBS of FL)	14	117	0.8	3,253	1.0
Capital District Physicians Health Plan	11	205	1.4	3,155	1.0
Total		4,832	34.1%	$110,371	34.6%

(1) Amounts in years and represent relationships with direct tenants.
(2) In thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2015 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

GEOGRAPHIC CONCENTRATION
As of December 31, 2015, our portfolio was concentrated in key markets that we have determined to be strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Investment (1)	Percent of Investment	Total GLA (1)	Annualized Base Rent (1)	Percent of Annualized Base Rent
Boston, MA	$384,900	10.8%	947	$29,847	9.3%
Dallas, TX	223,448	6.2	682	19,187	6.0
Phoenix, AZ	189,641	5.3	1,017	18,830	5.9
Albany, NY	179,253	5.0	880	16,558	5.2
Greenville, SC	179,070	5.0	965	17,622	5.5
Miami, FL	173,807	4.9	887	17,274	5.4
Atlanta, GA	156,743	4.4	663	13,075	4.1
Indianapolis, IN	155,700	4.4	977	14,565	4.5
Pittsburgh, PA	148,612	4.2	1,094	20,175	6.3
Houston, TX	148,065	4.1	673	15,709	4.9
Tampa, FL	123,593	3.5	383	8,729	2.7
Denver, CO	111,700	3.1	371	8,812	2.7
Raleigh, NC	100,260	2.8	434	9,543	3.0
White Plains, NY	92,750	2.6	276	6,804	2.1
Charleston, SC	65,101	1.8	253	4,869	1.5
Orlando, FL	62,300	1.7	289	6,031	1.9
Honolulu, HI	47,250	1.3	142	3,742	1.2
Columbus, OH	46,800	1.3	208	2,847	0.9
Austin, TX	29,250	0.8	83	2,042	0.5
	2,618,243	73.2	11,224	236,261	73.6
Additional Top 75 MSAs	634,771	17.7	2,764	55,471	17.3
Total Key Markets & Top 75 MSAs	$3,253,014	90.9%	13,988	$291,732	90.9%

(1) In thousands.
COMPETITION
We compete with many other real estate investment entities, including financial institutions, pension funds, real estate developers, other REITs, other public and private real estate companies, and private real estate investors for the acquisition of MOBs and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who may have a competitive advantage in terms of size, capitalization, local knowledge of the marketplace and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for properties or other real estate related assets of interest to us, which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
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
We believe our focus on MOBs, our experience and expertise and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network with healthcare providers and local developers, which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows us to effectively lease available space, retain our tenants and maintain and improve our assets.

GOVERNMENT REGULATIONS
Healthcare-Related Regulations
Overview.  The healthcare industry is heavily regulated by federal, state and local governmental agencies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, fraud and abuse, relationships with physicians and other referral sources, and reimbursement. Changes in these laws and regulations could negatively affect the ability of our tenants to satisfy their contractual obligations, including making lease payments to us.
Healthcare Legislation.  The Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) along with other healthcare reform efforts, provide comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and will be fully implemented by 2018. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Affordable Care Act expanded reporting requirements and responsibilities related to facility ownership and management, patient safety, quality of care, and certain financial transactions, including payments by the pharmaceutical and medical industry to doctors and teaching hospitals. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations to us.
The Affordable Care Act has faced numerous judicial challenges with several reaching the U.S. Supreme Court. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. In addition to the legal challenges, there have been numerous Congressional attempts to amend and repeal the law. We cannot predict whether any of these attempts to amend or repeal the law will be successful. Through funding limitations in appropriations bills, Congress has limited and/or deferred money available to third-party payors under the Affordable Care Act. These funding restrictions have resulted in adverse financial consequences to some third-party payors and could negatively impact our tenants. Furthermore, we cannot predict how the Affordable Care Act might be modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. Both our tenants and us may be adversely affected by the law.
Reimbursement Programs.  Sources of revenue for our tenants may include the federal Medicare program, Tricare, state Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider arrangements and self-insured employers, among others. Medicare, Tricare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to facility charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, could result in a substantial reduction in our tenants’ revenues.
In previous years, Medicare’s physician fee-for-service reimbursements were subject to a significant, automatic reduction in rates. Congress repeatedly enacted temporary legislation postponing the implementation of these physician rate cuts. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015, enacted rules that establishes physician reimbursement rates that allow for steady increases in rates over the near future.
Despite this “doc-fix” legislation, we cannot predict whether future Congressional proposals will seek to reduce physician reimbursements. Efforts by other such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Tricare, Medicaid and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.

Various laws and Center for Medicare and Medicaid Services (“CMS”) initiatives and rules are also reducing or changing medical provider compensation and reimbursement. Recent changes include, among others:

•
Section 603 of the Bipartisan Budget Act of 2015, which eliminates certain facility fee reimbursements for outpatient centers that are located further than 250 yards from the main hospital campus. Existing health system facilities will continue to receive these facility fee reimbursements, but new facilities will not, resulting in minimal impact to our existing tenants’ operations.

•
Alternative payment models and payment reforms that compensate medical providers by quality of care and other criteria over quantity of care. The Health Care Payment Learning and Action Network is a network which is seeking to implement these reforms and CMS has various rules, such as the Merit-Based Incentive Payment System and Alternative Payment Models, which are changing how it compensates medical providers.

•
Proposed and finalized CMS rules which impact payments for specific types of services such as the “Lower Extremity Joint Replacement” and adjust reimbursement rates for specific types of healthcare facilities.

These new laws, initiatives and CMS rules reflect an ongoing effort to reduce healthcare costs and reimburse medical providers based on criteria other than fee-for-service. Although their impact is difficult to predict, these laws, initiatives and CMS rules may adversely impact medical providers’ reimbursement and our tenants’ ability to make rent payments to us.
Fraud and Abuse Laws.  There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Additionally, the Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal healthcare programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include, among others:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for the ordering of any item or service reimbursed by a federal healthcare program, including Medicare or Medicaid;

•
the Federal Physician Self-Referral Prohibition, commonly referred to as the “Stark Law,” which: (1) requires hospital landlords of facilities with financial relationships to charge a fair market value rent that does not take into account the volume or value of referrals and subject to specific exceptions; and (2) restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare and Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•
the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;

•
the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts and regulatory violations and to exclude violators from participating in federal healthcare programs;

•
the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of the American Recovery and Reinvestment Act of 2009, which protects the privacy and security of personal health information; and

•	State laws which prohibit kickbacks, self-referrals and false claims, and are generally applicable to commercial and state payors.
In the ordinary course of their business, our tenants may be subject to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam suits, may be filed by almost anyone, including present and former employees or patients. In addition to the False Claims Act, there may be civil litigation between private parties which seek damages for violations of federal and state laws. These types of actions may result in monetary penalties, punitive sanctions, damage assessments, imprisonment, increased governmental oversight, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Investigation by a federal or state governmental body for violation of fraud and abuse laws, imposition of any of these penalties upon one of our tenants, and civil litigation could jeopardize that tenant’s ability to operate or to make rent payments to us.

Healthcare Licensure and Certification.  Some of our medical properties and our tenants may require a license, multiple licenses, a certificate of need (“CON”), or other certification to operate. Failure to obtain a license, CON, other certification, or loss of a required license, CON, or some other certification would prevent a facility from operating in the manner intended by the tenant. This event could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate plant expansion, including the addition of new beds or services or acquisition of medical equipment and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
Real Estate Ownership-Related Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently. For example:
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
Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. Our leases require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained by us at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected.
EMPLOYEES
As of December 31, 2015, we had approximately 181 employees, of which 1% are subject to a collective bargaining agreement.

TAX MATTERS
We filed an election with our 2007 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We believe we have satisfied the requirements to qualify as a REIT for all tax years starting in 2007 and we intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we are generally not subject to federal and certain state income tax on net income that we currently distribute to stockholders. We expect to continue to make distributions sufficient to avoid income tax.
While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Our qualification as a REIT depends upon our ability to meet, through our annual operating results, asset diversification, distribution levels and diversity of stock ownership and the various qualification tests imposed under the Code. If we fail to maintain our qualification as a REIT, corporate level income tax would apply to our taxable income at the current corporate tax rates. As a result, the amount available for distributions to stockholders would be reduced and we would no longer be required to make distributions. Failure to qualify as a REIT could also adversely affect our ability to make investments and raise capital.
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
At any given time, we may be pursuing property acquisitions or have properties subject to letters of intent, but we cannot assure you that we will acquire any such properties because the letters of intent are non-binding and potential transaction opportunities are subject to a variety of factors, including: (i) the willingness of the current property owner to proceed with a potential transaction with us; (ii) our completion of due diligence that is satisfactory to us and our receipt of internal approvals; (iii) the negotiation and execution of mutually acceptable binding purchase agreements; and (iv) the satisfaction of closing conditions, including our receipt of third-party consents and approvals. We also compete with many other entities engaged in real estate investment activities for the acquisition of MOBs and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare properties. The competition for the acquisition of healthcare properties may significantly increase the prices we must pay for MOBs and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. This competition may also effectively limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire, and may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. Our potential acquisition targets may find our competitors to be more attractive purchases because they may have greater resources, may be willing to pay more to acquire the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages over us that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Moreover, our competitors generally may be able to accept more risk with respect to their acquisitions than we can prudently manage or are willing to accept. In addition, the number of our competitors and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and, therefore, increased prices to acquire them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices for the purchase of single properties in comparison with the purchase of multi-property portfolios. If we pay higher prices for MOBs and other facilities that serve the healthcare industry, or otherwise incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential transactions that we are subsequently unable or elect not to complete, our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.
We may not be able to maintain or expand our relationships with hospitals, healthcare system, and developers, which may impede our ability to identify and complete acquisitions directly from hospitals, healthcare systems and developers, and may otherwise adversely affect our growth, business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
The success of our business depends to a large extent on our past, current and future relationships with hospitals, healthcare systems and developers, including our ability to acquire properties directly from hospitals, healthcare systems and developers. We invest a significant amount of time to develop and maintain these relationships, and these relationships have helped us secure acquisition opportunities. Facilities that are acquired directly from hospitals, healthcare systems and developers are typically more attractive to us as a purchaser because of the absence of a formal competitive marketing process, which could lead to higher prices. If any of our relationships with hospitals, healthcare systems and developers deteriorates, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our professional reputation within the industry could be damaged and we may not be able to secure attractive acquisition opportunities directly from hospitals, healthcare systems and developers in the future, which could adversely affect our ability to locate and acquire facilities at attractive prices.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic conditions affecting the commercial real estate and credit markets.
Our business is sensitive to national, regional and local economic conditions, as well as the commercial real estate and credit markets. For example, a financial disruption or credit crisis could negatively impact the value of commercial real estate assets, contributing to a general slowdown in our industry. A slow economic recovery could cause a reduction in the overall volume of transactions, number of sales and leasing activities of the type that we previously experienced. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions.
Adverse economic conditions in the commercial real estate and credit markets may result in:

•	defaults by tenants at our properties due to bankruptcy, lack of liquidity or operational failures;

•	increases in vacancy rates due to tenant defaults, the expiration or termination of tenant leases and reduced demand for MOBs and other facilities that serve the healthcare industry;

•	increases in tenant inducements, tenant improvement expenditures, rent concessions or reduced rental rates, especially to maintain or increase occupancies at our properties;

•
reduced values of our properties, thereby limiting our ability to dispose of our assets at attractive prices or obtain debt financing secured by our properties on satisfactory terms, as well as reducing the availability of unsecured loans;

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

•
one or more lenders under our credit facilities refusing to fund their financing commitments to us and, in such event, we are unable to replace the financing commitments of any such lender or lenders on favorable terms, or at all;

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

•
increases in the supply of competing properties or decreases in the demand for our properties, which may impact our ability to maintain or increase occupancy levels and rents at our properties or to dispose of our investments; and

•
increased insurance premiums, real estate taxes or energy costs or other expenses, which may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to our tenants, may lead to tenant defaults, tenant turnover, or make it difficult for us to increase rents to tenants on lease turnover which may limit our ability to increase our returns.

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
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs, meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on a number of factors, including: general market conditions; the market’s perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our principal and interest obligations to our lenders or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Board of Directors, our executive officers and our other employees, in the identification and acquisition of investments, the determination and finalization of our financing arrangements, the asset management of our investments, and the operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report on Form 10-K or other periodic filings with the SEC. We rely primarily on the management ability of our executive officers and the governance by the members of our Board of Directors, each of whom would be difficult to replace. We do not have any key-person life insurance on our executive officers. Although we have entered into employment agreements with each of our executive officers, these employment agreements contain various termination and resignation rights. If we were to lose the benefit of the experience, efforts and abilities of these executives, without satisfactory replacements, our operating results could suffer. In addition, if any member of our Board of Directors were to resign, we would lose the benefit of such director’s governance, experience and familiarity with us and the sector within which we operate. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
We rely on information technology in our operations; any material failure, inadequacy, interruption or security failure of that technology could harm our business, results of operations and financial condition.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information and tenant and lease data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have an adverse effect on our business, results of operations and financial condition.
Risks Related to our Organizational Structure
We may structure acquisitions of property in exchange for limited partnership units of our operating partnership on terms that could limit our liquidity or our flexibility.
We may continue to acquire properties by issuing limited partnership units of our operating partnership, HTALP, in exchange for a property owner contributing property to us. If we continue to enter into such transactions in order to induce the contributors of such properties to accept units of our operating partnership rather than cash in exchange for their properties, it may be necessary for us to provide additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for, at our option, cash equal to the value of an equivalent number of shares of common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and, thus, our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more of our properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with an established return level, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions would allow such a sale to be favorable to us.

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
Our Board of Directors determines our investment objectives and major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Board of Directors may amend or revise these and other strategies without a vote of the stockholders. Under our charter and Maryland law, our stockholders will have a right to vote only on the following matters:

•	the election or removal of directors;

•	our dissolution;

•	certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets; and

•
amendments of our charter, except that our Board of Directors may amend our charter without stockholder approval to change our name or the name or other designation, or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock or the number of our shares of any class or series that we have the authority to issue or effect certain reverse stock splits.

As a result, our stockholders will not have a right to approve most actions taken by our Board of Directors.
Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.
Certain provisions of the Maryland General Corporation Law (“MGCL”) applicable to us may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
provisions of the MGCL that permit our Board of Directors, without our stockholders’ approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board;

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or reclassifications between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority voting requirements unless certain minimum price conditions are satisfied; and

•
“control share” provisions that provide that holders of “control shares” of HTA (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases. Although 61% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a tenants’ credit rating (or its’ parents credit rating) is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and we may incur substantial costs in protecting our investment and re-leasing our property, and we may not be able to re-lease the property for the rent previously received, if at all. Lease terminations and expirations could also reduce the value of our properties.
We face potential adverse consequences of bankruptcy or insolvency by our tenants.
We are exposed to the risk that our tenants could become bankrupt or insolvent. This risk would be magnified to the extent that a tenant leased space from us in multiple facilities. The bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-tenant may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-tenant for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap might be substantially less than the remaining rent actually owed to us under the lease, and it is quite likely that any claim we might have against the tenant for unpaid rent would not be paid in full. In addition, a debtor-tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to our rights and remedies as a landlord, would generally be more limited.
Our tenant base may not remain stable or could become more concentrated which could harm our operating results and financial condition.
Our tenant base may not remain stable or could become more concentrated among particular physicians and physician groups with varying practices and other medical service providers in the future. Subject to the terms of the applicable leases, our tenants could decide to leave our properties for numerous reasons, including, but not limited to, financial stress or changes in the tenant’s ownership or management. Our tenants service the healthcare industry and our tenant mix could become even more concentrated if a preponderance of our tenants practice in a particular medical field or are reliant upon a particular healthcare system. If any of our tenants become financially unstable, our operating results and prospects could suffer, particularly if our tenants become more concentrated.
Our MOBs and our other facilities that serve the healthcare industry and our tenants may be subject to competition.
Our MOBs and other facilities that serve the healthcare industry often face competition from nearby hospitals and other MOBs that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, while others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of financial support are not available to buildings we own.
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
Our MOB operations and other facilities that serve the healthcare industry depend on the viability of the hospitals on whose campuses our MOBs are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related users. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital whose campus is located on or near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have an adverse effect on us.
The unique nature of certain of our properties, including our senior healthcare properties, may make it difficult to lease or transfer our property or find replacement tenants, which could require us to spend considerable capital to adapt the property to an alternative use or otherwise negatively affect our performance.
Some of the properties we own or may seek to acquire are specialized medical facilities or otherwise designed or built for a particular tenant of a specific type of use known as a single use facility. For example, senior healthcare facilities present unique challenges with respect to leasing and transfer. Skilled nursing, assisted living and independent living facilities are typically highly customized and may not be easily modified to accommodate non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and oftentimes operator-specific. As a result, these property types may not be suitable for lease to traditional office tenants or other healthcare tenants with unique needs without significant expenditures or renovations. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations.
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
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have an adverse effect on the net income from the property and, thus, the cash available for distribution to our stockholders.
We may fail to successfully operate acquired properties.
Our ability to successfully operate any properties is subject to the following risks:

•	we may acquire properties that are not initially accretive to our results upon acquisition and we may not successfully manage and lease those properties to meet our expectations;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

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
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected. The expenses of owning and operating MOBs and other facilities that serve the healthcare industry are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if our revenue declines, we may not be able to reduce our expenses accordingly. Certain costs associated with real estate investments may not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If one or more of our properties is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take possession of the properties, resulting in a further reduction in our net income.
Increases in property taxes could adversely affect our cash flow.
Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the real properties that they occupy, while other leases provide that we are generally responsible for such taxes. We are also generally responsible for real property taxes related to any vacant space. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if the tenant is obligated to do so under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.
Our ownership of certain MOB properties and other facilities are subject to ground leases or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2015, we held interests in MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2015, these properties represented 32% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.

Uncertain market conditions relating to the future disposition of properties or other real estate related assets could cause us to sell our properties or real estate assets on unfavorable terms or at a loss in the future.
We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Chief Executive Officer and our Board of Directors may exercise their discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time. Our Board of Directors may also choose to effect a liquidity event in which we liquidate our investments in other real estate related assets. We generally intend to hold properties for an extended period of time and our mortgage investments until maturity, and we cannot predict with certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we may not be able to sell our properties at a profit in the future or at all, and we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, if we liquidate our mortgage investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values. Any inability to sell a property or liquidation of a mortgage investment prior to maturity could adversely impact our business, financial condition and results of operation, the market price of our common stock and ability to pay distributions to our stockholders.
The mortgage or other real estate-related loans in which we have in the past, and may in the future, invest may be impacted by unfavorable real estate market conditions and delays in liquidation, which could decrease their value.
If we make additional investments in real estate notes receivable, we will be at risk of loss on those investments, including losses as a result of borrower defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate as described elsewhere under this heading. Furthermore, if there are borrower defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the properties under our mortgage loans quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. In the event of a borrower default, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Additionally, if we acquire property by foreclosure following a borrower default under our mortgage loan investments, we will have the economic and liability risks as the owner described above. Thus, we do not know whether the values of the property securing any of our investments in real estate related assets will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties decline, our risk will increase and the value of our interests may decrease.
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
Rents associated with new leases for properties in our portfolio may be less than expiring rents (lease roll-down) on existing leases, which may adversely affect our financial condition, results of operations and cash flow.
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
Under the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition and results of operations, the market price of our common stock and ability to make distributions to our stockholders may be adversely affected.
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
Many of our medical properties and our tenants may require a license or multiple licenses or a CON to operate. Failure to obtain a license or a CON or loss of a required license or a CON would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of facilities that serve the healthcare industry, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
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
The Patient Protection and Affordable Care Act of 2010, along with other healthcare reform efforts, provide comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance and the gradual implementation of the laws over a multi-year period. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected by these laws.
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
The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, along with other healthcare reform efforts, provide comprehensive healthcare reform in the United States and will become effective through a phased approach, which began in 2010 and will conclude in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. Because of the many variables involved, we are unable to predict how these laws may impact our tenants’ operations or the net effect of these laws on us. Both our tenants and us may be adversely affected by these laws.
Risks Related to Debt Financing
We have and intend to incur indebtedness, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our Company.
As of December 31, 2015, we had fixed and variable rate debt of $1.6 billion outstanding. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of the Company. For tax purposes, a foreclosure of any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to our affiliated entities that own our properties. When we give a guaranty on behalf of an affiliated entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by our affiliated entity. If any mortgage contains cross-collateralization or cross-default provisions, a default by us on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default by us, our ability to pay cash distributions to our stockholders could be adversely affected.
Covenants in the instruments governing our existing indebtedness limit our operational flexibility and a covenant breach could adversely affect our operations.
The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers; investments; acquisitions; redemptions of capital stock; transactions with affiliates; and maintenance of specified financial ratios. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults by us under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants in our debt instruments, could have an adverse effect on our financial condition and results of operations.
Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as, the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and, in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive for us to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences for us under our current and future credit facilities and debt instruments.
Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements into which we have entered and may enter could impair our cash flow, our operating flexibility and our results of operations.
In connection with the purchase of real estate, we have entered and may continue to enter into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. Our joint venture partners may also have rights to take actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•
a venture partner may at any time have economic or other business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	a venture partner’s actions might have the result of subjecting the property to liabilities in excess of those contemplated; and

•
a venture partner may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture nor an impasse could occur, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy-out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal in favor of our venture partner.
Federal Income Tax Risks
Failure to qualify as a REIT for U.S. federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2007 and we believe that our current and intended manner of operation will enable us to continue to meet the requirements to be taxed as a REIT. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election, which it may do without stockholder approval.
If we were to fail to qualify as a REIT for any taxable year, we would not be able to deduct distributions to shareholders in computing our taxable income and we would be subject to U.S. federal income tax on our taxable income at corporate rates. We could also be subject to the federal alternative minimum tax and increased state and local taxes. Losing our qualification as a REIT would reduce our net earnings available for investment or distribution to stockholders due to the additional tax liability and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our qualification as a REIT.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to our stockholders.
To continue to qualify as a REIT and to avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations or cause us to forgo otherwise attractive opportunities.
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
To assist us in preserving our qualification as a REIT, our charter contains a limitation on ownership that prohibits any individual, entity or group, unless exempted by our Board of Directors, from directly acquiring beneficial ownership of more than 9.8% of the value of HTA’s then outstanding capital stock (which includes common stock and any preferred stock HTA may issue) or more than 9.8% of the value or number of shares, whichever is more restrictive, of HTA’s then outstanding common stock.
Any attempted transfer of HTA’s stock which, if effective, would result in HTA’s stock being beneficially owned by fewer than 100 persons will be null and void. Any attempted transfer of HTA’s stock which, if effective, would result in violation of the ownership limits discussed above or in HTA being “closely held” under Section 856(h) of the Code or otherwise failing to qualify as a REIT, will cause the number of shares causing the violation (rounded up to the nearest whole share) to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries and the proposed transferee will not acquire any rights in the shares.
These ownership limits may prohibit business combinations that would otherwise have been approved by our Board of Directors and our stockholders and may also decrease our stockholders’ ability to sell their shares of our common stock. These ownership limits could also delay, defer or prevent a transaction, such as a tender offer, or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $3.6 billion in MOBs and other facilities that serve the healthcare industry through December 31, 2015. As of December 31, 2015, our portfolio consisted of approximately 15.5 million square feet of GLA, with a leased rate of 92.0% (includes leases which have been executed, but which have not yet commenced). Approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 28 states, with no state having more than 13% of the total GLA as of December 31, 2015. All but one of our properties are 100% owned.
As of December 31, 2015, we owned fee simple interests in properties representing 68% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 32% of our total GLA. As of December 31, 2015, these leasehold interests had an average remaining term of 53.0 years.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Leases Expiring	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent
Month-to-month	138	235	1.7%	$4,909	1.5%
2016	366	1,146	8.1	25,651	8.0
2017	378	1,456	10.3	32,352	10.1
2018	330	1,693	11.9	35,193	11.0
2019	254	1,191	8.4	28,961	9.0
2020	243	1,155	8.1	28,118	8.8
2021	231	1,705	12.0	37,681	11.7
2022	148	1,095	7.7	25,861	8.1
2023	68	760	5.3	14,958	4.7
2024	72	1,256	8.8	26,404	8.2
2025	68	407	2.9	8,985	2.8
Thereafter	115	2,114	14.8	52,026	16.1
Total	2,411	14,213	100%	$321,099	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) In thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2015 by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2015:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Arizona	1,231	8.0%	$21,904	6.8%
California	284	1.8	5,242	1.6
Colorado	371	2.4	8,812	2.7
Florida	1,857	12.0	38,994	12.1
Georgia	735	4.8	15,647	4.9
Hawaii	142	0.9	3,742	1.2
Illinois	139	0.9	4,737	1.5
Indiana	1,397	9.0	21,731	6.8
Kansas	65	0.4	1,780	0.6
Maryland	181	1.2	4,447	1.4
Massachusetts	923	6.0	29,138	9.1
Michigan	203	1.3	5,144	1.6
Minnesota	158	1.0	1,526	0.5
Missouri	296	1.9	7,397	2.3
Nevada	73	0.5	1,089	0.3
New Hampshire	72	0.5	1,347	0.4
New Mexico	54	0.3	1,424	0.4
New York	1,108	7.2	22,723	7.1
North Carolina	434	2.8	9,543	3.0
Ohio	416	2.7	5,503	1.7
Oklahoma	186	1.2	3,967	1.2
Pennsylvania	1,204	7.8	21,922	6.8
South Carolina	1,248	8.1	22,696	7.1
Tennessee	444	2.9	7,942	2.5
Texas	1,780	11.5	43,641	13.6
Utah	112	0.7	2,046	0.6
Virginia	63	0.4	630	0.2
Wisconsin	277	1.8	6,385	2.0
Total	15,453	100%	$321,099	100%

(1) In thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of December 31, 2015 by 12 (excluding the impact of abatements, concessions, and straight-line rent).
Item 3. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Effective December 15, 2014, HTA completed a Reverse Stock Split of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. HTA’s par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. The weighted average shares/units outstanding and per share/unit amounts for all periods prior to 2015 have been adjusted retroactively to reflect the Reverse Stock Split.
Market Information
The following table sets forth the high and low sales prices of HTA’s common stock as reported on the NYSE and the dividends declared per share by HTA. There is no established market for trading HTALP’s common units.

2015	High	Low	Dividends Declared Per Share
First Quarter	$30.28	$25.69	$0.2900
Second Quarter	28.54	23.55	0.2900
Third Quarter	26.25	22.35	0.2950
Fourth Quarter	27.24	23.98	0.2950
Total			$1.1700

2014 (1)	High	Low	Dividends Declared Per Share
First Quarter	$23.32	$19.44	$0.2875
Second Quarter	25.32	22.26	0.2875
Third Quarter	25.18	23.02	0.2900
Fourth Quarter	27.64	23.08	0.2900
Total			$1.1550

(1) Amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
Dividends
In accordance with the terms of HTALP’s partnership agreement, the dividend HTA pays to its stockholders is equal to the amount of distributions it receives from HTALP. Therefore, the distribution amounts presented above reflect the amount of distributions paid by HTALP to HTA.
On February 18, 2016, HTA’s Board of Directors authorized a quarterly cash dividend of $0.295 per share to be paid on April 8, 2016 to stockholders of record on April 1, 2016.
Stockholders
As of February 17, 2016, HTA had 2,694 stockholders of record.

Stock Performance Graph
The graph below compares the cumulative returns of HTA, US REIT Index (RMS), S&P 500 Index and SNL Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2015. All periods prior to 2015 have been adjusted retroactively to reflect the Reverse Stock Split. The total returns assume dividends are reinvested.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2015, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	$—	—	—
November 1, 2015 to November 30, 2015	—	—	—	—
December 1, 2015 to December 31, 2015	12,801	26.93	—	—

(1) Purchases mainly represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the NYSE.

(2) For each share of common stock redeemed by HTA, HTALP redeems a corresponding number of units in the operating partnership. Therefore, the units in the operating partnership repurchased by HTALP are the same as the shares of common stock repurchased by HTA as shown above.

Securities Authorized for Issuance under Equity Compensation Plans
The Amended and Restated 2006 Incentive Plan (the “Plan”) authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in operating partnership; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the Plan is 5,000,000.
Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities Paid
None.

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
Healthcare Trust of America, Inc.

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Real estate investments, net	$2,959,468	$2,822,844	$2,526,991	$2,231,530	$2,038,339
Total assets (1)	3,172,300	3,031,384	2,744,666	2,407,421	2,287,192
Debt (1)	1,590,696	1,402,195	1,206,573	1,030,690	634,712
Noncontrolling interests	27,534	29,282	12,543	10,329	—
Total equity	1,406,958	1,476,421	1,399,749	1,264,595	1,567,340

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues (2)	$403,822	$371,505	$321,601	$299,644	$274,438
Rental expenses (2)	123,390	113,508	97,316	95,307	88,760
Net income (loss) attributable to common stockholders	32,931	45,371	24,261	(24,424)	5,541
Net income (loss) attributable to common stockholders per share - basic (3)	0.26	0.38	0.21	(0.22)	0.05
Net income (loss) attributable to common stockholders per share - diluted (3)	0.26	0.37	0.21	(0.22)	0.05
Statement of Cash Flows Data:
Cash flows provided by operating activities	$191,095	$168,499	$147,824	$116,785	$111,807
Cash flows used in investing activities	(269,264)	(259,702)	(374,700)	(283,545)	(65,958)
Cash flows provided by (used in) financing activities	80,826	83,535	229,001	113,225	(5,628)
Other Data:
Dividends declared to stockholders	$147,539	$139,355	$132,680	$142,044	$162,597
Dividends declared per share (3)	1.17	1.16	1.15	1.28	1.45
Dividends paid in cash to stockholders	146,372	137,158	129,360	93,273	84,800
Dividends reinvested	—	—	—	31,916	75,864
FFO attributable to common stockholders (4)	188,206	157,746	145,908	91,994	113,083
Normalized FFO attributable to common stockholders (4)	195,920	176,639	147,834	135,262	116,378
NOI (5)	280,432	257,997	224,285	204,337	185,678

(1) The amounts for 2011-2014 differ from amounts previously reported in our Annual Reports for the years ended December 31, 2011, 2012, 2013 and 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015. For additional information see Note 2 - Summary of Significant Accounting Policies of Item 15 - Exhibits, Financial Statement Schedules.

(2) The amounts for the years ended December 31, 2011, 2012 and 2013 differ from amounts previously reported in our Annual Reporting for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(3) The amounts for the years ended December 31, 2011, 2012 and 2013 have been adjusted retroactively to reflect the Reverse Stock Split effected on December 31, 2014.
(4) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measures.

(5) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present this non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Real estate investments, net	$2,959,468	$2,822,844	$2,526,991	$2,231,530	$2,038,339
Total assets (1)	3,172,300	3,031,384	2,744,666	2,407,421	2,287,192
Debt (1)	1,590,696	1,402,195	1,206,573	1,030,690	634,712
Total partners’ capital	1,406,958	1,476,421	1,401,294	1,266,199	1,568,927

	Year Ended December 31,
(In thousands, except per unit data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues (2)	$403,822	$371,505	$321,601	$299,644	$274,438
Rental expenses (2)	123,390	113,508	97,316	95,307	88,760
Net income (loss) attributable to common unitholders	33,445	45,861	24,633	(24,408)	5,563
Net income (loss) attributable to common unitholders per unit - basic (3)	0.26	0.38	0.21	(0.22)	0.05
Net income (loss) attributable to common unitholders per unit - diluted (3)	0.26	0.38	0.21	(0.22)	0.05
Statement of Cash Flows Data:
Cash flows provided by operating activities	$191,095	$168,499	$147,824	$116,785	$111,807
Cash flows used in investing activities	(269,264)	(259,702)	(374,700)	(283,545)	(65,958)
Cash flows provided by (used in) financing activities	80,826	83,535	229,001	113,225	(5,628)
Other Data:
Distributions declared to general partner	$147,539	$139,355	$132,680	$141,944	$162,483
Distributions declared per unit (3)	1.17	1.16	1.15	1.28	1.45
Distributions paid in cash to general partner	146,372	137,158	129,360	93,273	84,800
Distributions reinvested	—	—	—	31,916	75,864
FFO attributable to common unitholders (4)	188,720	158,236	146,280	92,010	113,105
Normalized FFO attributable to common unitholders (4)	195,920	176,639	147,835	135,262	116,378
NOI (5)	280,432	257,997	224,285	204,337	185,678

(1) The amounts for 2011-2014 differ from amounts previously reported in our Annual Reports for the years ended December 31, 2011, 2012, 2013 and 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015. For additional information see Note 2 - Summary of Significant Accounting Policies of Item 15 - Exhibits, Financial Statement Schedules.

(2) The amounts for the years ended December 31, 2011, 2012 and 2013 differ from amounts previously reported in our Annual Reporting for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(3) The amounts for the years ended December 31, 2011, 2012 and 2013 have been adjusted retroactively to reflect the Reverse Stock Split effected on December 31, 2014.
(4) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measures.

(5) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of December 31, 2015 and 2014, together with results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013.
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
Forward-Looking Statements
Certain statements contained in this Annual Report constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future MOB market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Since 2006, we have invested $3.6 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 15.5 million square feet of GLA throughout the U.S. Approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. The leased rate for our portfolio was 92.0% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.4% as of December 31, 2015. Approximately 61% of our annualized base rent as of December 31, 2015 was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 28 states, with no state having more than 13% of our total GLA as of December 31, 2015. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for MOBs, and we expect to continue to invest in these markets. We have concentrations in the following key markets and Top 75 MSAs: Albany, Atlanta, Austin, Boston, Charleston, Columbus, Dallas, Denver, Greenville, Honolulu, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•
For the year ended December 31, 2015, net income was $0.26 per diluted share, of $33.6 million, compared to $0.37 per diluted share, or $46.0 million, for the year ended December 31, 2014. Net income for the year ended December 31, 2014 included gains on the sales of real estate of $27.9 million.

•
For the year ended December 31, 2015, HTA’s Normalized FFO was $1.53 per diluted share, or $195.9 million, an increase of $0.07 per diluted share, or 4.8%, compared to the year ended December 31, 2014. For the year ended December 31, 2015, HTALP’s Normalized FFO was $1.53 per diluted unit, or $195.9 million, an increase of $0.07 per diluted unit, or 4.8%, compared to the year ended December 31, 2014.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2015, our total revenue increased 8.7%, or $32.3 million, to $403.8 million, compared to the year ended December 31, 2014.

•	For the year ended December 31, 2015, our NOI increased 8.7%, or $22.4 million, to $280.4 million, compared to the year ended December 31, 2014.

•	For the year ended December 31, 2015, our Same-Property Cash NOI increased 2.9%, or $6.2 million, to $224.0 million, compared to the year ended December 31, 2014.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth Through Proactive Asset Management Leasing and Property Management

•	As of December 31, 2015, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA and our occupancy rate was 91.4% by GLA.

•	During the year ended December 31, 2015, we entered into new and renewal leases on approximately 1.0 million square feet of GLA, or 6.6% of our portfolio.

•
Tenant retention for the Same-Property portfolio was 80% for the year, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of December 31, 2015, our in-house property management and leasing platform operated approximately 14.6 million square feet of GLA, or 94%, of our total portfolio.
Key Market Focused Strategy and Investments
We have been one of the most active investors in the medical office sector over the last nine years and have developed a strong presence across 15 to 20 key markets. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•
As of December 31, 2015, we had approximately 700,000 to 1.0 million square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•	Our key markets represent top MSAs with strong growth metrics in jobs and population, low unemployment and mature healthcare infrastructures.

•	Our investment strategy includes the alignment with key healthcare systems, hospitals and leading academic medical universities.

•
Over the last several years, our investments have been focused in our key markets, with the majority of our investments also being located either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
During the year ended December 31, 2015, we acquired investments of $280.9 million, all of which were located in our key markets of Atlanta, Boston, Charleston, Columbus, Indianapolis and Raleigh, and a vast majority were located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
Part of our investment strategy also includes recycling assets that are now considered non-core or are located outside our key markets. During the year ended December 31, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million, generating a gain of $0.2 million. Net of dispositions, the increase in our portfolio size was approximately 7.4% based on purchase price.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2015, we had total liquidity of $639.6 million, including cash and cash equivalents of $13.1 million and $626.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit). Our leverage ratio of debt to capitalization was 31.4%.

•	During 2015, we issued and sold approximately $45.0 million of common stock through the at-the-market (“ATM”) offering program, at an average price of $25.00 per share.

•
In February 2015, we amended our unsecured revolving credit and term loan facility (the “Unsecured Credit Agreement”). The amendment added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting principles, including making estimates. We base our estimates on experience and various other assumptions we believe are reasonable under the circumstances. These estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. However, if our judgment or interpretation of the facts and circumstances relating to the various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. We periodically reevaluate our estimates and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates about matters that are inherently uncertain. Below is a discussion of accounting policies that we consider critical as they may require more complex judgment in their application or require estimates about matters that are inherently uncertain. For further information on significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements.
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
Investments in Real Estate
We record the purchase price of completed business combinations to tangible and intangible assets and liabilities based on their respective fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration. The determination of the fair value requires us to make certain estimates and assumptions.
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
We are required to make certain estimates in order to determine the fair value of the tangible and intangible assets and liabilities acquired in a business investment. Our assumptions directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation and amortization lives. In addition, the amortization and depreciation of these assets and liabilities are recorded in different line items in our accompanying consolidated statements of operations.
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
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our accompanying consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
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
Investment Activity
During the year ended December 31, 2015, we had investments with an aggregate purchase price of $280.9 million. During the year ended December 31, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million. These dispositions totaled approximately 192,000 square feet of GLA and consisted of non-core buildings or buildings located outside our key markets. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
During the year ended December 31, 2014, we had investments with an aggregate purchase price of $439.5 million. During the year ended December 31, 2014, we completed dispositions for an aggregate gross sales price of $82.9 million. These dispositions totaled approximately 396,000 square feet of GLA and consisted of non-core buildings or buildings located outside our key markets.

Results of Operations
Comparison of the Years Ended December 31, 2015, 2014 and 2013
As of December 31, 2015, we owned and operated approximately 15.5 million square feet of GLA, with a 92.0% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.4% occupancy rate. As of December 31, 2014, we owned and operated approximately 14.8 million square feet of GLA, with a 92.0% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.4% occupancy rate. As of December 31, 2013, we owned and operated approximately 14.1 million square feet of GLA, with a 91.6% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.2% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the years ended December 31, 2015, 2014 and 2013, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Contractual rental income	$390,288	$357,704	$308,911
Straight-line rent and amortization of above/below market leases	8,120	7,692	6,418
Other operating revenue	5,145	4,175	3,714
Total	$403,553	$369,571	$319,043
Contractual rental income, which includes expense reimbursements, increased $32.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily due to $41.8 million of additional contractual rental income from our 2014 and 2015 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during 2014 and 2015. For the year ended December 31, 2015, we entered into new and renewal leases of approximately 1.0 million square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $23.07 per square foot of GLA. Expiring leases had an average ending annual base rent that was also $23.07 per square foot of GLA. Lease rates can vary between markets and rates that are considered above or below current market rent may change over time. Leases that expired in 2015 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the year ended December 31, 2015, new leases had tenant improvements, leasing commissions and tenant concessions of $25.66, $4.04 and $5.73 per square foot of GLA, respectively, compared to $19.51, $4.14 and $5.20 per square foot of GLA, respectively, for the year ended December 31, 2014. The average term for new leases executed was 7.4 years and 6.4 years for the years ended December 31, 2015 and 2014, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $7.35, $1.27 and $1.74 per square foot of GLA, respectively, for the year ended December 31, 2015, compared to $2.44, $1.14 and $1.08 per square foot of GLA, respectively, for the year ended December 31, 2014. The average term for renewal leases executed was 5.7 years and 5.1 years for the years ended December 31, 2015 and 2014, respectively.
Contractual rental income, which includes expense reimbursements, increased $48.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase was primarily due to $44.4 million of additional contractual rental income from our 2013 and 2014 acquisitions and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during 2014. For the year ended December 31, 2014, we entered into new and renewal leases of approximately 1.6 million square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $20.75 per square foot of GLA compared to an average ending annual base rent of $21.01 per square foot of GLA for expiring leases. Lease rates can vary between markets and rates that are considered above or below current market rent may change over time. Leases that expired in 2014 had rents that were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the year ended December 31, 2014, new leases had tenant improvements, leasing commissions and tenant concessions of $19.51, $4.14 and $5.20 per square foot of GLA, respectively, compared to $21.47, $5.43 and $3.63 per square foot of GLA, respectively, for the year ended December 31, 2013. The average term for new leases executed was 6.4 years and 6.7 years for the years ended December 31, 2014 and 2013, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $2.44, $1.14 and $1.08 per square foot of GLA, respectively, for the year ended December 31, 2014 compared to $4.35, $2.48 and $1.50, respectively, for the year ended December 31, 2013. The average term for renewal leases executed was 5.1 years and 7.9 years for the years ended December 31, 2014 and 2013, respectively.

Rental Expenses
For the years ended December 31, 2015, 2014 and 2013, rental expenses attributable to our properties were $123.4 million, $113.5 million and $97.3 million, respectively. The increase in rental expenses for the year ended December 31, 2015, compared to 2014, was primarily due to $16.5 million of additional rental expenses associated with our 2014 and 2015 acquisitions for, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2014 and 2015. The increase in rental expenses for the year ended December 31, 2014, compared to 2013, was primarily due to $15.7 million of additional rental expenses associated with our 2013 and 2014 acquisitions, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold in 2014.
General and Administrative Expenses
For the years ended December 31, 2015, 2014 and 2013, general and administrative expenses were $25.6 million, $24.9 million and $24.4 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the years ended December 31, 2015, 2014 and 2013, acquisition-related expenses were $4.6 million, $9.5 million and $7.5 million, respectively. The decrease in acquisition-related expenses for the year ended December 31, 2015, compared to 2014, was primarily due to lower closing costs incurred by us on our 2015 acquisitions. The increase in acquisition-related expenses for the year ended December 31, 2014, compared to 2013, was primarily due to increased acquisition activity during 2014.
Depreciation and Amortization Expense
For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization expense was $154.1 million, $140.4 million and $121.6 million, respectively. These increases in depreciation and amortization expense from year to year were primarily due to the increase in the size of our portfolio.
Listing Expenses
For the year ended December 31, 2013, listing expenses were $4.4 million. Listing expenses primarily included professional fees and share-based compensation expense associated with the LTIP awards that were granted in connection with the listing and acceleration of certain equity awards upon the listing as discussed above in non-traded REIT expenses. As a result of the listing in June 2012, we did not incur any listing expenses subsequent to March 31, 2013.
Impairment Charge
During the year ended December 31, 2015, we recorded impairment charges of $2.6 million, which included $1.7 million that related to a MOB we disposed of during 2015 as a result of a recently solicited offer and $0.9 million that related to another MOB in our portfolio. We did not record any impairment charges in 2014 and 2013.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $0.6 million during the year ended December 31, 2015, compared to 2014. This increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014, partially offset by the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate. During the year ended December 31, 2015, the fair market value of our derivatives decreased $0.8 million, compared to a net decrease of $2.9 million during the year ended December 31, 2014.
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $5.1 million during the year ended December 31, 2014, compared to 2013. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014, partially offset by the decreased interest rate on our Unsecured Credit Agreement as a result of the amendments executed during 2014. During the year ended December 31, 2014, the fair market value of our derivatives decreased $2.9 million, compared to a net increase of $10.8 million during the year ended December 31, 2013.
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
Gain on Sales of Real Estate
For the year ended December 31, 2015, we realized a gain of $0.2 million from the disposition of six MOBs. For the year ended December 31, 2014, we realized gains of $27.9 million from the disposition of three portfolios of MOBs. We did not sell any properties during the year ended December 31, 2013.

Gain or Loss on Extinguishment of Debt
For the year ended December 31, 2015, we realized a gain on extinguishment of debt of $0.1 million. For the year ended December 31, 2014, we realized a loss on extinguishment of debt of $4.7 million. There were no early retirements of debt during the year ended December 31, 2013.
Other Income and Expense
For the year ended December 31, 2015, we had other expense of $1.4 million. For the years ended December 31, 2014 and 2013, we had other income of $49,000 and $42,000, respectively. The net decrease for the year ended December 31, 2015, compared to 2014, was primarily due to the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into upon the date of acquisition.
NOI and Same-Property Cash NOI
NOI increased $22.4 million to $280.4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily due to $28.9 million of additional NOI from our 2014 and 2015 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2014 and 2015, a reduction of interest income from the real estate notes receivable paid off by the borrowers during 2014 and a reduction in straight-line rent. NOI increased $33.7 million to $258.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase was primarily due to $31.8 million of additional NOI from our 2013 and 2014 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2014.
Same-Property Cash NOI increased $6.2 million to $224.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. Same-Property Cash NOI increased $6.0 million to $206.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
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
We also compute Normalized FFO, which excludes from FFO: (i) acquisition-related expenses; (ii) listing expenses; (iii) gain or loss on change in fair value of derivative financial instruments; (iv) gain or loss on extinguishment of debt; (v) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (vi) other normalizing items. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average shares of HTA common stock or HTALP partnership units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$32,931	$45,371	$24,261
Depreciation and amortization expense	152,846	140,269	121,647
Gain on sales of real estate, net	(152)	(27,894)	—
Impairment	2,581	—	—
FFO attributable to common stockholders	$188,206	$157,746	$145,908
Acquisition-related expenses	4,555	9,545	7,523
Listing expenses	—	—	4,405
Loss (gain) on change in fair value of derivative financial instruments, net	769	2,870	(10,796)
(Gain) loss on extinguishment of debt, net	(123)	4,663	—
Noncontrolling income from partnership units included in diluted shares	514	490	371
Other normalizing items, net (1)(2)	1,999	1,325	423
Normalized FFO attributable to common stockholders	$195,920	$176,639	$147,834

Net income attributable to common stockholders per diluted share (3)	$0.26	$0.37	$0.21
FFO adjustments per diluted share, net (3)	1.21	0.93	1.06
FFO attributable to common stockholders per diluted share (3)	$1.47	$1.30	$1.27
Normalized FFO adjustments per diluted share, net (3)	0.06	0.16	0.02
Normalized FFO attributable to common stockholders per diluted share (3)	$1.53	$1.46	$1.29

Weighted average diluted common shares outstanding (3)	128,004	121,168	114,970

(1) For the year ended December 31, 2014, other normalizing items primarily include the write-off of deferred financing costs related to refinancing our Unsecured Credit Agreement.
(2) For the year ended December 31, 2015, other normalizing items primarily include the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into at the time of acquisition for our Florida portfolio that was acquired in December 2013.

(3) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit data):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common unitholders	$33,445	$45,861	$24,633
Depreciation and amortization expense	152,846	140,269	121,647
Gain on sales of real estate, net	(152)	(27,894)	—
Impairment	2,581	—	—
FFO attributable to common unitholders	$188,720	$158,236	$146,280
Acquisition-related expenses	4,555	9,545	7,523
Listing expenses	—	—	4,405
Loss (gain) on change in fair value of derivative financial instruments, net	769	2,870	(10,796)
(Gain) loss on extinguishment of debt, net	(123)	4,663	—
Other normalizing items, net (1)(2)	1,999	1,325	423
Normalized FFO attributable to common unitholders	$195,920	$176,639	$147,835

Net income attributable to common unitholders per diluted unit (3)	$0.26	$0.38	$0.21
FFO adjustments per diluted unit, net (3)	1.21	0.92	1.06
FFO attributable to common unitholders per diluted unit (3)	$1.47	$1.30	$1.27
Normalized FFO adjustments per diluted unit, net (3)	0.06	0.16	0.01
Normalized FFO attributable to common unitholders per diluted unit (3)	$1.53	$1.46	$1.28

Weighted average diluted common units outstanding (3)	128,079	121,340	115,565

(1) For the year ended December 31, 2014, other normalizing items primarily include the write-off of deferred financing costs related to refinancing our Unsecured Credit Agreement.
(2) For the year ended December 31, 2015, other normalizing items primarily include the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into at the time of acquisition for our Florida portfolio that was acquired in December 2013.

(3) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) depreciation and amortization expense; (iv) listing expenses; (v) impairment; (vi) interest expense and net change in fair value of derivative financial instruments; (vii) gain or loss on sales of real estate; (viii) gain or loss on extinguishment of debt; and (ix) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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

The following is the reconciliation of HTA’s and HTALP’s NOI and Cash NOI to net income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$33,557	$45,994	$24,684
General and administrative expenses	25,578	24,947	24,448
Acquisition-related expenses	4,555	9,545	7,523
Depreciation and amortization expense	154,134	140,432	121,647
Listing expenses	—	—	4,405
Impairment	2,581	—	—
Interest expense and net change in fair value of derivative financial instruments	58,876	60,359	41,620
Gain on sales of real estate, net	(152)	(27,894)	—
(Gain) loss on extinguishment of debt, net	(123)	4,663	—
Other income	1,426	(49)	(42)
NOI	$280,432	$257,997	$224,285
Straight-line rent adjustments, net	(6,917)	(8,106)	(6,553)
Amortization of below and above market leases/leasehold interests, net	2,350	2,553	2,118
Lease termination fees	(33)	(48)	(36)
Cash NOI	$275,832	$252,396	$219,814
The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Cash NOI	$275,832	$252,396
Notes receivable interest income	—	(1,563)
Non Same-Property Cash NOI	(51,839)	(33,049)
Same-Property Cash NOI (1)	$223,993	$217,784

(1) Same-Property includes 257 buildings for the years ended December 31, 2015 and 2014.
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
Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from the dispositions of non-core buildings or buildings located outside our key markets. During the next 12 months our primary uses of cash are expected to include: (i) the funding of acquisitions of MOBs and other facilities that serve the healthcare industry; (ii) capital expenditures; (iii) the payment of operating expenses; (iv) debt service payments including principal payments; and (v) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Investments and maturing indebtedness may require funds from the issuance of debt and/or equity securities or proceeds from sales of real estate.

As of December 31, 2015, we had liquidity of $639.6 million, including $626.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $13.1 million of cash and cash equivalents.
During the year ended December 31, 2015, HTA issued and sold 1,800,000 shares of common stock, at an average price of $25.00 per share. In addition, we had unencumbered properties with a gross book value of $2.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2015, we estimate that our expenditures for capital improvements for 2016 will range from $20 million to $30 million depending on leasing activity. As of December 31, 2015, we had $9.9 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change
Cash and cash equivalents - beginning of year	$10,413	$18,081	$(7,668)
Net cash provided by operating activities	191,095	168,499	22,596
Net cash used in investing activities	(269,264)	(259,702)	(9,562)
Net cash provided by financing activities	80,826	83,535	(2,709)
Cash and cash equivalents - end of year	$13,070	$10,413	$2,657
Net cash provided by operating activities increased in 2015 primarily due to the impact of our 2014 and 2015 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2014 and 2015 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the year ended December 31, 2015, net cash used in investing activities primarily related to the investment in real estate of $279.3 million and capital expenditures of $29.3 million, partially offset by the proceeds from the sale of real estate of $34.6 million. For the year ended December 31, 2014, net cash used in investing activities primarily related to the investment in real estate of $307.3 million (excludes assumption of secured mortgage debt) and capital expenditures of $29.0 million, partially offset by proceeds from the sale of real estate of $78.9 million and proceeds from the collection of real estate notes receivable of $28.5 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the year ended December 31, 2015, net cash provided by financing activities primarily related to net borrowings of $282.0 million on our Unsecured Credit Agreement and the net proceeds of shares of common stock issued of $44.3 million, partially offset by dividends to holders of our common stock of $146.4 million and payments on our mortgage loans of $94.9 million. For the year ended December 31, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and net proceeds of shares of common stock issued of $152.0 million, partially offset by dividends to holders of our common stock of $137.2 million, payments on our mortgage and term loans of $192.2 million and net payments on our unsecured revolving credit facility of $19.0 million.

Dividends
The amount of dividends HTA pays to its stockholders is determined by its Board of Directors, in its sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. HTA has paid monthly or quarterly dividends since February 2007, and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. HTA’s organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend HTA pays to its stockholders is equal to the distributions received from HTALP in accordance with the terms of HTALP’s partnership agreement. It is HTA’s intention to continue to pay dividends. However, HTA’s Board of Directors may reduce our dividend rate and HTA cannot guarantee the timing and amount of dividends that it may pay in the future, if any.
For the year ended December 31, 2015, HTA paid cash dividends of $146.4 million. In January 2016, HTA paid cash dividends of $37.5 million for the quarter ended December 31, 2015. On February 18, 2016, HTA declared a quarterly cash dividend of $0.295 per share to be paid on April 8, 2016 to stockholders of record on April 1, 2016.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of December 31, 2015, our leverage ratio of debt to capitalization was 31.4%.
As of December 31, 2015, we had debt outstanding of $1.6 billion and the weighted average interest rate was 3.30% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2015, $626.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. In February 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to total of $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of December 31, 2015, we had $455.0 million of unsecured term loans outstanding comprised of a $300.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. During the year ended December 31, 2015, we borrowed $100.0 million on our term loan under our Unsecured Credit Agreement. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of December 31, 2015, we had $300.0 million of unsecured senior notes that mature in July 2021 and $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the year ended December 31, 2015, we made payments of $94.9 million on our mortgage loans and have $52.8 million of principal payments due in 2016.
Commitments and Contingencies
See Note 9 - Commitments and Contingencies to our accompanying consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2015, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.

Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2015 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$52,774	$131,055	$731,185	$685,004	$1,600,018
Interest (2)	51,829	99,713	67,259	45,676	264,477
Ground lease and other operating lease obligations	6,006	12,275	12,500	498,464	529,245
Total	$110,609	$243,043	$810,944	$1,229,144	$2,393,740

(1) The table does not reflect the one year extension on $300.0 million of our debt that matures in 2019 subject to certain conditions.
(2) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2015 and excludes the impact of our interest rate swaps.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2015, we had no off-balance sheet arrangements.
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

Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements
The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 27, 2015 contained in our Registration Statement on Form S-3 filed with the SEC on February 27, 2015 (the “Prospectus”), and in our other registration statements into which this Annual Report on Form 10-K is incorporated by reference.
Taxation of Our Company
As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations - Taxation of Our Company” and “Material U.S. Federal Income Tax Considerations - Investments in TRSs,” even if we qualify for taxation as a REIT, we will be subject to U.S. federal income tax in certain circumstances. Among those circumstances, we will be subject to a 100% tax on the amounts of any rents from real property, deductions, or excess interest received from a taxable REIT subsidiary (a “TRS”) that would be reduced under the Code, in order to clearly reflect the income of the TRS or to the extent that such interest payments are in excess of a rate that is commercially reasonable. Pursuant to the Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015 (the “Act”) and effective for taxable years beginning after December 31, 2015, we will also be subject to a 100% tax on certain income (net of certain deductions) imputed to a TRS, as a result of redetermining or reallocating income among related or commonly controlled entities.
Qualification as a REIT
Income Tests
Gain from the Sale of Real Estate Assets. As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations - Qualification as a REIT - Income Tests,” we must satisfy two gross income requirements annually to maintain our qualification as a REIT. Qualifying income for purposes of the 95% gross income test described therein generally includes the items identified in the second bullet point under “Income Tests”; however, effective for taxable years beginning after December 31, 2015, gain from the sale of “real estate assets” also includes gain from the sale of a debt instrument issued by a “publicly offered REIT” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act) even if not secured by real property or an interest in real property. However, for purposes of the 75% income test, gain from the sale of a debt instrument issued by a publicly offered REIT would not be treated as qualifying income to the extent such debt instrument would not be a real estate asset but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets effective for taxable years beginning after December 31, 2015, as described below under “Asset Tests - Qualifying Assets.”

Investments in Certain Debt Instruments. As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations - Investments in Certain Debt Instruments,” interest income generally constitutes qualifying mortgage interest for purposes of the 75% gross income test to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property or an interest in real property. Except as provided in the following sentence, if we receive interest income with respect to a mortgage loan that is secured by both real and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we committed to acquire the loan, or agreed to modify the loan in a manner that is treated as an acquisition of a new loan for U.S. federal income tax purposes, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income requirement only to the extent that the interest is allocable to the real property. For taxable years beginning after December 31, 2015, in the case of mortgage loans secured by both real and personal property, if the fair market value of such personal property does not exceed 15% of the total fair market value of all property securing the loan, then the personal property securing the loan will be treated as real property for purposes of determining whether the mortgage is qualifying under the 75% asset requirement and the interest income from such loan qualifies for purposes of the 75% gross income requirement.
Hedging Transactions. The discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations - Qualification as a REIT - Income Tests - Hedging transactions” is replaced in its entirety with the following:
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
Effective for taxable years beginning after December 31, 2015, if we have entered into a qualifying hedge described above with respect to certain indebtedness or property, or the Original Hedge, and a portion of the hedged indebtedness is extinguished or property hedged is disposed of and in connection with such extinguishment or disposition we enter into one or more clearly identified hedging transactions that would, in general, hedge the Original Hedge, or the Counteracting Hedge, income from the applicable Original Hedge and income from the Counteracting Hedge (including gain from the disposition of the Original Hedge or the Counteracting Hedge) will not be treated as gross income for purposes of the 95% and 75% gross income tests to the extent that the Counteracting Hedge hedges the Original Hedge.
To the extent we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of both the 75% and 95% gross income tests. We intend to structure and monitor our hedging transactions so that such transactions do not jeopardize our ability to qualify as a REIT.
Asset Tests
Qualifying Assets. As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations - Qualification as a REIT - Asset Tests,” to maintain our qualification as a REIT, we also must satisfy several asset tests at the end of each quarter of each taxable year. Under the first test described in the Prospectus, at least 75% of the value of our total assets must consist of the qualifying assets described in the Prospectus. In addition to those items described in the Prospectus, pursuant to the Act, effective for taxable years beginning after December 31, 2015, qualifying assets for purposes of the 75% asset test includes: (i) personal property leased in connection with real property to the extent that rents attributable to such personal property are treated as “rents from real property” for purposes of the 75% gross income test and (ii) debt instruments issued by “publicly offered REITs.” However, the Act further provides an additional test, effective for taxable years beginning after December 31, 2015, under which not more than 25% of the value of our total assets may be represented by debt instruments issued by publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets effective for taxable years beginning after December 31, 2015, as described above.
Securities of TRSs. In addition, the fourth test described in the Prospectus under “Material U.S. Federal Income Tax Considerations - Qualification as a REIT - Asset Tests,” that securities of TRSs cannot represent more than 25% of our total assets, has been modified by the Act such that, for taxable years beginning after December 31, 2017, securities of TRSs cannot represent more than 20% of our total assets.

Annual Distribution Requirements
Preferential Dividends. The Prospectus discusses our distribution requirements under the caption “Material U.S. Federal Income Tax Considerations - Qualification as a REIT - Annual Distribution Requirements.” The prohibition against “preferential dividends” described in that section is applicable for distributions in taxable years beginning on or before December 31, 2014. For all subsequent taxable years, so long as we continue to be a “publicly offered REIT,” the preferential dividend rule will not apply.
Taxation of U.S. Stockholders
Distributions. The Prospectus discusses the taxation of U.S. stockholders on distributions with respect to “qualified dividend income” and “capital gain dividends” under the caption “Material U.S. Federal Income Tax Considerations - Taxation of U.S. Stockholders - Distributions.” In addition to the discussion contained therein, effective for distributions in taxable years beginning after December 31, 2015, the aggregate amount of dividends that we may designate as “capital gain dividends” or “qualified dividend income” with respect to any taxable year may not exceed the dividends paid by us with respect to such year, including dividends that are paid in the following year that are treated as paid with respect to such year.
Taxation of Non-U.S. Stockholders
Distributions
FIRPTA Ownership Exemptions. The Prospectus discusses the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) exemption with respect to non-U.S. stockholders that own no more than 5% of our Class A common stock during the specified period on distributions attributable to gain from sales or exchanges by us of “United States real property interests” under the caption “Material U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Distributions.” This FIRPTA exemption limit on distributions on publicly-traded REIT stock has been increased from ownership of more than 5% of such stock to ownership of more than 10% of such stock for distributions on or after December 18, 2015. In addition, the Prospectus notes that we may be required to withhold 10% of any distribution that exceeds our current and accumulated earnings and profits. This 10% withholding requirement was increased to 15% under the Act for distributions after February 16, 2016. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any relevant distribution, to the extent we do not do so, we may withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.
Distributions to Qualified Shareholders. In addition, the discussion in the Prospectus is further supplemented by inserting the paragraphs below at the end of the subsection with the heading “Material U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Distributions.”
Distributions to Qualified Shareholders. Subject to the exception discussed below, for purposes of any distribution on or after December 18, 2015 to a “qualified shareholder” who holds REIT stock directly (or indirectly through one or more partnerships), such REIT stock will not be treated as a “United States real property interest” and, thus, such distribution should not be subject to special rules under FIRPTA. However, a “qualified shareholder” with one or more “applicable investors” (i.e., persons other than “qualified shareholders” who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold (or are deemed to hold under attribution rules) more than 10% of the stock of such REIT (whether or not by reason of the investor’s ownership in the “qualified shareholder”)), as well as such applicable investors, may be subject to FIRPTA rules.
A “qualified shareholder” is a foreign person that (i) either is eligible for the benefits of a comprehensive income tax treaty with the United States which includes an exchange of information program and whose principal class of interests is listed and regularly traded on one or more recognized stock exchanges (as defined in such comprehensive income tax treaty), or is a foreign partnership that is created or organized under foreign law as a limited partnership in a jurisdiction that has an agreement for the exchange of information with respect to taxes with the United States and has a class of limited partnership units that is regularly traded on the NYSE or NASDAQ markets representing greater than 50% of the value of all the partnership units, (ii) is a qualified collective investment vehicle (defined below), and (iii) maintains records on the identity of each person who, at any time during the foreign person’s taxable year, is the direct owner of 5% or more of the class of interests or units (as applicable) described in (i), above.
A qualified collective investment vehicle is a foreign person that (i) would be eligible for a reduced rate of withholding with respect to ordinary dividends paid by a REIT under the comprehensive income tax treaty described above, even if such entity holds more than 10% of the stock of such REIT, (ii) is publicly traded, is treated as a partnership under the Code, is a withholding foreign partnership, and would be treated as a “United States real property holding corporation” during a specified period if it were a domestic corporation, or (iii) is designated as such by the Secretary of the Treasury and is either (a) fiscally transparent within the meaning of Section 894 of the Code, or (b) required to include dividends in its gross income, but is entitled to a deduction for distributions to its investors.

Qualified Foreign Pension Funds. With respect to any distribution after December 18, 2015 to a “qualified foreign pension fund” or an entity all of the interests of which are held by a “qualified foreign pension fund” who holds REIT stock directly (or indirectly through one or more partnerships), such distribution will not be subject to special rules under FIRPTA.
A qualified foreign pension fund is any trust, corporation, or other organization or arrangement (i) which is created or organized under the law of a country other than the United States, (ii) which is established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered, (iii) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (iv) which is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates, and (v) with respect to which, under the laws of the country in which it is established or operates, (A) contributions to such trust, corporation, organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or taxed at a reduced rate, or (B) taxation of any investment income of such trust, corporation, organization or arrangement is deferred or such income is taxed at a reduced rate.
The provisions of the Act relating to qualified shareholders, applicable investors, and qualified foreign pension funds are complex. Stockholders should consult their tax advisors with respect to the impact of the Act on them.
Dispositions
In addition, the discussion in the Prospectus is further supplemented by inserting the paragraphs below at the end of the subsection with the heading “Material U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Dispositions.”
Qualified Shareholders and Qualified Pension Funds. After December 18, 2015, a sale of our Class A common stock by:

•	a “qualified shareholder” without one or more applicable investors or

•	a “qualified pension fund”
who holds such Class A common stock directly (or indirectly through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA. A “qualified shareholder” with one or more applicable investors may be subject to such rules.
The provisions of the Act relating to qualified shareholders, applicable investors and qualified foreign pension funds are complex. Stockholders should consult their tax advisors with respect to the impact of the Act on them.
FATCA Withholding
The discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations - FATCA Withholding” is replaced in its entirety with the following:
Sections 1471 through 1474 of the Code and the Treasury regulations promulgated thereunder (commonly referred to as “FATCA”) generally impose a 30% withholding tax on U.S. source dividends and, beginning January 1, 2019, gross proceeds from the sale or other disposition of stock or property that is capable of producing U.S. source dividends paid to (i) a foreign financial institution (as defined in Section 1471(d)(4) of the Code) unless such foreign financial institution agrees, pursuant to an agreement with the U.S. Treasury Department or otherwise, to collect and disclose certain information regarding its direct and indirect U.S. owners (which, for this purpose, can include certain debt and equity holders of such foreign financial institution as well as the direct and indirect owners of financial accounts maintained by such institution) and satisfies certain other requirements, and (ii) certain other non-U.S. entities unless such entities provide the payor with information regarding certain direct and indirect U.S. owners of the entity, or certify that they have no such U.S. owners, and comply with certain other requirements. Withholding under FATCA is imposed on payments to foreign financial institutions and other applicable payees whether they receive such payments in the capacity of an intermediary or for their own account. Certain countries have entered into, and other countries are expected to enter into, agreements with the United States to facilitate the type of information reporting required under FATCA. While the existence of such agreements will not eliminate the risk that payments in respect of our Class A common stock will be subject to the withholding described above, these agreements are expected to reduce the risk of the withholding for investors in (or indirectly holding our Class A common stock through financial institutions in) those countries. Each non-U.S. stockholder and any U.S. stockholder holding our Class A common stock through a foreign financial institution is urged to consult its tax advisor about the possible impact of these rules on their investment in our Class A common stock, and the entities through which they hold our Class A common stock, including, without limitation, the process and deadlines for meeting the applicable requirements to prevent the imposition of this 30% withholding of tax under FATCA.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we believe the primary market risk to which we have exposure is interest rate risk.
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
The table below presents, as of December 31, 2015, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$52,251	$116,062	$13,821	$8,626	$22,266	$685,004	$898,030
Weighted average interest rate on fixed rate debt (per annum)	5.79%	5.92%	6.23%	5.58%	6.14%	3.75%	4.27%
Variable rate debt	$523	$564	$608	$455,655	$244,638	$—	$701,988
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2015 (per annum)	1.92%	2.57%	3.03%	3.21%	3.12%	—%	1.69%
As of December 31, 2015, we had $1.6 billion fixed and variable rate debt with interest rates ranging from 1.49% to 6.49% per annum and a weighted average interest rate of 3.14% per annum, excluding the impact of interest rate swaps. We had $898.0 million (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 4.27% per annum and $702.0 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 1.69% per annum as of December 31, 2015, excluding the impact of interest rate swaps.
As of December 31, 2015, the fair value of our fixed rate debt was $910.4 million and the fair value of our variable rate debt was $709.3 million based upon prevailing market rates as of December 31, 2015.
As of December 31, 2015, we had interest rate swaps outstanding that effectively fix $281.1 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.07% and 3.30% per annum, respectively.
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
Item 8. Financial Statements and Supplementary Data
See the disclosure listed at Item 15 - Exhibits, Financial Statement Schedules subsections (a)(1) and (a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Healthcare Trust of America, Inc.
(a) Evaluation of disclosure controls and procedures.  HTA maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of December 31, 2015, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2015.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.
(c) Changes in internal control over financial reporting.  There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.

February 22, 2016

Healthcare Trust of America Holdings, LP
(a) Evaluation of disclosure controls and procedures.  HTALP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of December 31, 2015, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2015.
(b) Management’s report on internal control over financial reporting.  HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2015.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting.  There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 22, 2016

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in HTA’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2016.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in HTA’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in HTA’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which it will file with the SEC no later than April 29, 2016.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Valuation and Qualifying Accounts (Schedule II)	92
Real Estate and Accumulated Depreciation (Schedule III)	93
Mortgage Loans on Real Estate Assets (Schedule IV)	99
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
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Healthcare Trust of America Holdings, LP
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America Holdings, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 22, 2016

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Real estate investments:
Land	$303,706	$287,755
Building and improvements	2,901,157	2,665,777
Lease intangibles	430,749	419,288
	3,635,612	3,372,820
Accumulated depreciation and amortization	(676,144)	(549,976)
Real estate investments, net ($0 and $80,419 from consolidated VIEs)	2,959,468	2,822,844
Cash and cash equivalents	13,070	10,413
Restricted cash and escrow deposits	15,892	20,799
Receivables and other assets, net	141,703	133,840
Other intangibles, net	42,167	43,488
Total assets	$3,172,300	$3,031,384
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,590,696	$1,402,195
Accounts payable and accrued liabilities	94,933	101,042
Derivative financial instruments - interest rate swaps	2,370	2,888
Security deposits, prepaid rent and other liabilities	46,295	32,687
Intangible liabilities, net	26,611	12,425
Total liabilities	1,760,905	1,551,237
Commitments and contingencies
Redeemable noncontrolling interests	4,437	3,726
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 127,026,839 and 125,087,268 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,270	1,251
Additional paid-in capital	2,328,806	2,281,932
Cumulative dividends in excess of earnings	(950,652)	(836,044)
Total stockholders’ equity	1,379,424	1,447,139
Noncontrolling interests	27,534	29,282
Total equity	1,406,958	1,476,421
Total liabilities and equity	$3,172,300	$3,031,384

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$403,553	$369,571	$319,043
Interest and other operating income	269	1,934	2,558
Total revenues	403,822	371,505	321,601
Expenses:
Rental	123,390	113,508	97,316
General and administrative	25,578	24,947	24,448
Acquisition-related	4,555	9,545	7,523
Depreciation and amortization	154,134	140,432	121,647
Listing	—	—	4,405
Impairment	2,581	—	—
Total expenses	310,238	288,432	255,339
Income before other income (expense)	93,584	83,073	66,262
Interest expense:
Interest related to derivative financial instruments	(3,140)	(5,904)	(5,314)
(Loss) gain on change in fair value of derivative financial instruments, net	(769)	(2,870)	10,796
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(3,909)	(8,774)	5,482
Interest related to debt	(54,967)	(51,585)	(47,102)
Gain on sales of real estate, net	152	27,894	—
Gain (loss) on extinguishment of debt, net	123	(4,663)	—
Other (expense) income	(1,426)	49	42
Net income	$33,557	$45,994	$24,684
Net income attributable to noncontrolling interests (1)	(626)	(623)	(423)
Net income attributable to common stockholders	$32,931	$45,371	$24,261
Earnings per common share - basic: (2)
Net income attributable to common stockholders	$0.26	$0.38	$0.21
Earnings per common share - diluted: (2)
Net income attributable to common stockholders	$0.26	$0.37	$0.21
Weighted average common shares outstanding: (2)
Basic	126,074	119,904	114,038
Diluted	128,004	121,168	114,970

(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock Issued (1)		Par Value (1)	Additional Paid-In Capital (1)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A	Class B
Balance as of December 31, 2012	50,043	57,283	$1,074	$1,886,909	$(633,717)	$1,254,266	$10,329	$1,264,595
Issuance of common stock	10,937	—	109	239,225	—	239,334	—	239,334
Share-based award transactions, net	211	(8)	2	2,469	76	2,547	3,177	5,724
Repurchase and cancellation of common stock	(26)	—	(1)	(521)	—	(522)	—	(522)
Conversion	57,275	(57,275)	—	—	—	—	—	—
Dividends ($1.150 per common share) (1)	—	—	—	—	(132,680)	(132,680)	(1,304)	(133,984)
Net loss	—	—	—	—	24,261	24,261	341	24,602
Balance as of December 31, 2013	118,440	—	1,184	2,128,082	(742,060)	1,387,206	12,543	1,399,749
Issuance of common stock	6,371	—	64	151,950	—	152,014	—	152,014
Issuance of operating partnership units in connection with acquisitions	—	—	—	—	—	—	16,960	16,960
Share-based award transactions, net	263	—	3	4,380	—	4,383	—	4,383
Repurchase and cancellation of common stock	(48)	—	(1)	(1,055)	—	(1,056)	—	(1,056)
Redemption of noncontrolling interest and other	61	—	1	(1,425)	—	(1,424)	995	(429)
Dividends ($1.155 per common share)	—	—	—	—	(139,355)	(139,355)	(1,655)	(141,010)
Net income	—	—	—	—	45,371	45,371	439	45,810
Balance as of December 31, 2014	125,087	—	1,251	2,281,932	(836,044)	1,447,139	29,282	1,476,421
Issuance of common stock	1,800	—	18	43,631	—	43,649	—	43,649
Share-based award transactions, net	202	—	2	5,722	—	5,724	—	5,724
Repurchase and cancellation of common stock	(62)	—	(1)	(1,666)	—	(1,667)	—	(1,667)
Redemption of noncontrolling interest and other	—	—	—	(813)	—	(813)	—	(813)
Dividends ($1.170 per common share)	—	—	—	—	(147,539)	(147,539)	(2,262)	(149,801)
Net income	—	—	—	—	32,931	32,931	514	33,445
Balance as of December 31, 2015	127,027	—	$1,270	$2,328,806	$(950,652)	$1,379,424	$27,534	$1,406,958

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$33,557	$45,994	$24,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	151,614	137,188	119,904
Share-based compensation expense	5,724	4,383	5,648
Bad debt expense	828	312	453
Gain on sales of real estate, net	(152)	(27,894)	—
Impairment	2,581	—	—
(Gain) loss on extinguishment of debt, net	(123)	4,663	—
Change in fair value of derivative financial instruments	769	2,870	(10,796)
Changes in operating assets and liabilities:
Receivables and other assets, net	(7,508)	(9,252)	(15,931)
Accounts payable and accrued liabilities	(6,284)	12,262	14,789
Security deposits, prepaid rent and other liabilities	10,089	(2,027)	9,073
Net cash provided by operating activities	191,095	168,499	147,824
Cash flows from investing activities:
Investments in real estate	(279,334)	(307,271)	(340,307)
Acquisition of note receivable	—	(11,924)	—
Proceeds from sales of real estate	34,629	78,854	—
Capital expenditures	(29,270)	(29,037)	(25,382)
Collection of real estate notes receivable	—	28,520	—
Issuance of real estate notes receivable	—	—	(8,520)
Restricted cash, escrow deposits and other assets	4,711	(18,844)	(491)
Net cash used in investing activities	(269,264)	(259,702)	(374,700)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,615	297,558
Borrowings on unsecured revolving credit facility	454,000	294,000	158,000
Payments on unsecured revolving credit facility	(272,000)	(313,000)	(175,000)
Borrowings on unsecured term loans	100,000	—	—
Payments on unsecured term loans	—	(100,000)	—
Payments on secured real estate term loan and mortgage loans	(94,856)	(92,236)	(156,963)
Deferred financing costs	(204)	(12,112)	(3,651)
Derivative financial instrument termination payments	—	(1,675)	(1,195)
Security deposits	(243)	(1,025)	1,225
Proceeds from issuance of common stock, net	44,324	152,014	240,657
Repurchase and cancellation of common stock	(1,667)	(1,056)	(522)
Dividends	(146,372)	(137,158)	(129,360)
Payment on earnout liability	—	—	(92)
Distributions to noncontrolling interest of limited partners	(2,156)	(1,832)	(1,656)
Net cash provided by financing activities	80,826	83,535	229,001
Net change in cash and cash equivalents	2,657	(7,668)	2,125
Cash and cash equivalents - beginning of year	10,413	18,081	15,956
Cash and cash equivalents - end of year	$13,070	$10,413	$18,081
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2015	2014
ASSETS
Real estate investments:
Land	$303,706	$287,755
Building and improvements	2,901,157	2,665,777
Lease intangibles	430,749	419,288
	3,635,612	3,372,820
Accumulated depreciation and amortization	(676,144)	(549,976)
Real estate investments, net ($0 and $80,419 from consolidated VIEs)	2,959,468	2,822,844
Cash and cash equivalents	13,070	10,413
Restricted cash and escrow deposits	15,892	20,799
Receivables and other assets, net	141,703	133,840
Other intangibles, net	42,167	43,488
Total assets	$3,172,300	$3,031,384
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,590,696	$1,402,195
Accounts payable and accrued liabilities	94,933	101,042
Derivative financial instruments - interest rate swaps	2,370	2,888
Security deposits, prepaid rent and other liabilities	46,295	32,687
Intangible liabilities, net	26,611	12,425
Total liabilities	1,760,905	1,551,237
Commitments and contingencies
Redeemable noncontrolling interests	4,437	3,726
Partners’ Capital:
Limited partners’ capital, 1,929,942 and 2,154,942 units issued and outstanding as of December 31, 2015 and 2014, respectively	27,264	29,012
General partners’ capital, 127,026,839 and 125,087,268 units issued and outstanding as of December 31, 2015 and 2014, respectively	1,379,694	1,447,409
Total partners’ capital	1,406,958	1,476,421
Total liabilities and partners’ capital	$3,172,300	$3,031,384

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$403,553	$369,571	$319,043
Interest and other operating income	269	1,934	2,558
Total revenues	403,822	371,505	321,601
Expenses:
Rental	123,390	113,508	97,316
General and administrative	25,578	24,947	24,448
Acquisition-related	4,555	9,545	7,523
Depreciation and amortization	154,134	140,432	121,647
Listing	—	—	4,405
Impairment	2,581	—	—
Total expenses	310,238	288,432	255,339
Income before other income (expense)	93,584	83,073	66,262
Interest expense:
Interest related to derivative financial instruments	(3,140)	(5,904)	(5,314)
(Loss) gain on change in fair value of derivative financial instruments, net	(769)	(2,870)	10,796
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(3,909)	(8,774)	5,482
Interest related to debt	(54,967)	(51,585)	(47,102)
Gain on sales of real estate, net	152	27,894	—
Gain (loss) on extinguishment of debt, net	123	(4,663)	—
Other (expense) income	(1,426)	49	42
Net income	$33,557	$45,994	$24,684
Net income attributable to noncontrolling interests	(112)	(133)	(51)
Net income attributable to common unitholders	$33,445	$45,861	$24,633
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.26	$0.38	$0.21
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.26	$0.38	$0.21
Weighted average common units outstanding: (1)
Basic	128,079	121,340	115,565
Diluted	128,079	121,340	115,565

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units (1)	Amount	Units (1)	Amount
Balance as of December 31, 2012	107,326	$1,254,536	1,528	$11,663	$1,266,199
Issuance of general partner units	10,937	239,334	—	—	239,334
Share-based award transactions, net	203	2,547	(1)	3,177	5,724
Redemption and cancellation of general partner units	(26)	(522)	—	—	(522)
Distributions ($1.150 per common unit) (1)	—	(132,680)	—	(1,394)	(134,074)
Net income	—	24,261	—	372	24,633
Balance as of December 31, 2013	118,440	1,387,476	1,527	13,818	1,401,294
Issuance of general partner units	6,371	152,014	—	—	152,014
Issuance of limited partner units in connection with acquisitions	—	—	692	16,960	16,960
Share-based award transactions, net	263	4,383	(3)	—	4,383
Redemption and cancellation of general partner units	(48)	(1,056)	—	—	(1,056)
Redemption of limited partner units and other	61	(1,424)	(61)	(601)	(2,025)
Distributions ($1.155 per common unit)	—	(139,355)	—	(1,655)	(141,010)
Net income	—	45,371	—	490	45,861
Balance as of December 31, 2014	125,087	1,447,409	2,155	29,012	1,476,421
Issuance of general partner units	1,800	43,649	—	—	43,649
Share-based award transactions, net	202	5,724	(225)	—	5,724
Redemption and cancellation of general partner units	(62)	(1,667)	—	—	(1,667)
Redemption of limited partner units and other	—	(813)	—	—	(813)
Distributions ($1.170 per common unit)	—	(147,539)	—	(2,262)	(149,801)
Net income	—	32,931	—	514	33,445
Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$33,557	$45,994	$24,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	151,614	137,188	119,904
Share-based compensation expense	5,724	4,383	5,648
Bad debt expense	828	312	453
Gain on sales of real estate, net	(152)	(27,894)	—
Impairment	2,581	—	—
(Gain) loss on extinguishment of debt, net	(123)	4,663	—
Change in fair value of derivative financial instruments	769	2,870	(10,796)
Changes in operating assets and liabilities:
Receivables and other assets, net	(7,508)	(9,252)	(15,931)
Accounts payable and accrued liabilities	(6,284)	12,262	14,789
Security deposits, prepaid rent and other liabilities	10,089	(2,027)	9,073
Net cash provided by operating activities	191,095	168,499	147,824
Cash flows from investing activities:
Investments in real estate	(279,334)	(307,271)	(340,307)
Acquisition of note receivable	—	(11,924)	—
Proceeds from sales of real estate	34,629	78,854	—
Capital expenditures	(29,270)	(29,037)	(25,382)
Collection of real estate notes receivable	—	28,520	—
Issuance of real estate notes receivable	—	—	(8,520)
Restricted cash, escrow deposits and other assets	4,711	(18,844)	(491)
Net cash used in investing activities	(269,264)	(259,702)	(374,700)
Cash flows from financing activities:
Proceeds from unsecured senior notes	—	297,615	297,558
Borrowings on unsecured revolving credit facility	454,000	294,000	158,000
Payments on unsecured revolving credit facility	(272,000)	(313,000)	(175,000)
Borrowings on unsecured term loans	100,000	—	—
Payments on unsecured term loans	—	(100,000)	—
Payments on secured real estate term loan and mortgage loans	(94,856)	(92,236)	(156,963)
Deferred financing costs	(204)	(12,112)	(3,651)
Derivative financial instrument termination payments	—	(1,675)	(1,195)
Security deposits	(243)	(1,025)	1,225
Proceeds from issuance of general partner units, net	44,324	152,014	240,657
Repurchase and cancellation of general partner units	(1,667)	(1,056)	(522)
Distributions to general partner	(146,372)	(137,158)	(129,360)
Payment on earnout liability	—	—	(92)
Distributions to limited partners and redeemable noncontrolling interests	(2,156)	(1,832)	(1,656)
Net cash provided by financing activities	80,826	83,535	229,001
Net change in cash and cash equivalents	2,657	(7,668)	2,125
Cash and cash equivalents - beginning of year	10,413	18,081	15,956
Cash and cash equivalents - end of year	$13,070	$10,413	$18,081
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of December 31, 2015, HTA owned a 98.5% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
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
We primarily invest in MOBs that are located on health system campuses, in community-core locations, or around university medical centers which we believe are core, critical real estate. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our portfolio consists of MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $3.6 billion through December 31, 2015.
Effective December 15, 2014, HTA completed a Reverse Stock Split of its common stock. As a result of the Reverse Stock Split, every two issued and outstanding shares of common stock were converted into one share of common stock. HTA’s par value and shares authorized remained unchanged. Concurrently with the Reverse Stock Split, HTALP effected a corresponding Reverse Stock Split of its outstanding units of limited partnership interests. The weighted average shares/units outstanding and per share/unit amounts for all periods prior to 2015 have been adjusted retroactively to reflect the Reverse Stock Split.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing our accompanying consolidated financial statements.
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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are recorded as straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.
Tenant receivables and straight-line rent receivables are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2015, 2014 and 2013, we had $2.2 million, $2.0 million and $2.1 million, respectively, in allowances for uncollectible accounts. During the years ended December 31, 2015, 2014 and 2013, we recorded bad debt expense of $0.8 million, $0.3 million and $0.5 million, respectively.
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
During 2014, we made loans totaling $80.5 million to five entities to acquire MOBs in order to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (the “Exchanges”). As of December 31, 2014, our consolidated financial statements included the five VIEs as we were deemed to be the primary beneficiary. During the 2015, we elected not to consummate the five outstanding Exchanges and, accordingly, ownership of the MOBs were transferred to us.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in Real Estate
A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible assets and assumed liabilities based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.
With the assistance of independent valuation specialists, we record the purchase price of completed business combinations associated with tangible and intangible assets and liabilities based on their fair values. The tangible assets (land and building and improvements) are determined based upon the value of the property as if it were to be replaced or as if it were vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration.
The value of above or below market leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be received using fair market rates over the remaining term of the lease including any bargain renewal periods.  The amounts associated with above market leases are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining lease term.  The amounts allocated to below market leases are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental income over the remaining lease term.
The value associated with above or below market leasehold interests is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (i) the contractual amounts to be paid pursuant to the lease over its remaining term; and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease including any bargain renewal periods. The amounts recorded for above market leasehold interests are included in intangible liabilities, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining lease term. The amounts allocated to below market leasehold interests are included in other intangibles, net in our accompanying consolidated balance sheets and amortized to rental expense over the remaining lease term.
The total amount of other intangible assets includes in place leases and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts recorded for in place leases and tenant relationships are included in lease intangibles in our accompanying consolidated balance sheets and will be amortized to amortization expense over the remaining lease term.
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
The value recorded for interest rate swaps is based upon a discounted cash flow analysis on the expected cash flows, taking into account interest rate curves and the remaining term. See derivative financial instruments below for further discussion.
We record contingent consideration at fair value as of the acquisition date and reassess the fair value as of the end of each reporting period, with any changes being recognized in earnings.
The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 240 months. Furniture, fixtures and equipment is depreciated over five years. Depreciation expense of buildings and improvements for the years ended December 31, 2015, 2014 and 2013, was $101.2 million, $87.9 million, and $75.6 million, respectively.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. We did not classify any assets as held for sale for the years ended December 31, 2015, 2014 and 2013.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the year ended December 31, 2015, we recorded impairment charges of $2.6 million. We did not record any impairment charges for the years ended December 31, 2014 and 2013.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2015, 2014 and 2013, there were no impairment losses.
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
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting, and accordingly, changes in fair value are included as a component of interest expense in our accompanying consolidated statements of operations.
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
Receivables and Other Assets
Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the unsecured revolving credit facility which approximates the effective interest method. See "Recently Issued or Adopted Accounting Pronouncements" below for details relating to the adoption of ASU 2015-03 and 2015-15 as of December 31, 2015. Deferred leasing costs are amounts incurred in executing a lease, both for external broker and marketing costs, plus a portion of internal leasing related costs. Deferred leasing costs are amortized on a straight-line basis method over the term of the applicable lease. Deferred leasing costs are included in operating activities in our accompanying consolidated statements of cash flows.
Share-Based Compensation
We calculate the fair value of share-based awards on the date of grant. Restricted common stock is valued based on the closing price of our common stock on the NYSE. The LTIP units granted in 2012 were valued using a Monte Carlo simulation which took into account volatility, dividend yield, expected term, risk-free rate and stock price. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. See Note 10 - Stockholders’ Equity and Partners’ Capital for further discussion.
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
Listing Expenses
Listing expenses primarily included share-based compensation expense associated with the LTIP awards that we granted in connection with the listing of HTA’s common stock on the NYSE in June 2012.

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
As discussed in Note 1 - Organization and Description of Business, HTA conducts substantially all of its operations through HTALP. As a partnership, HTALP generally is not liable for federal income taxes. The income and loss from the operations of HTALP is included in the tax returns of its partners, including HTA, who are responsible for reporting their allocable share of the partnership income and loss. Accordingly, no provision for income taxes has been made on the accompanying consolidated financial statements.
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $356.2 million as of December 31, 2015.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2015, we had cash balances of $15.0 million in excess of Federal Deposit Insurance Corporation insured limits.
Segment Disclosure
We have determined that we have one reportable segment, with activities related to investing in healthcare real estate assets. Our investments in healthcare real estate assets are geographically diversified and our chief operating decision maker evaluates operating performance on an individual asset level. As each of our assets has similar economic characteristics, long-term financial performance, tenants, and products and services, our assets have been aggregated into one reportable segment.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in ASU 2015-02 affect the following areas: (i) limited partnerships and similar legal entities; (ii) evaluating fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-02 as of January 1, 2016. The adoption of ASU 2015-02 did not require the consolidation of additional entities; however it will require additional disclosures beginning with our March 31, 2016 quarterly report.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs by requiring these costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 to include the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 and 2015-15 are effective for the fiscal years beginning after December 15, 2015, and requires retrospective application with early adoption permitted. We adopted ASU 2015-03 and 2015-15 as of December 31, 2015. As a result of the adoption all deferred financing costs, excluding costs related to the unsecured revolving credit facility, were reclassed to debt. Unsecured revolving credit facility costs remain classified as an asset and will continue to be amortized over the remaining term.
The guidance requires retrospective adoption for all prior periods presented. The following table represents the previously reported balances and the reclassified balances for the impacted line items of the December 31, 2014 balance sheet (in thousands):

	December 31, 2014
	As Previously Reported	As Reclassified
Receivables and other assets, net	$144,106	$133,840
Total assets	$3,041,650	$3,031,384

Debt	$1,412,461	$1,402,195
Total liabilities	$1,561,503	$1,551,237
Total liabilities and equity/partners’ capital	$3,041,650	$3,031,384
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
3. Investments in Real Estate
For the year ended December 31, 2015, our investments had an aggregate purchase price of $280.9 million. We incurred $1.4 million of costs attributable to these investments, which were recorded in acquisition-related expenses in the accompanying consolidated statements of operations.
The following investments were determined to be individually not significant, but significant on a collective basis. The allocations for these investments are set forth below in the aggregate for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Land	$19,828	$85,442	$16,192
Building and improvements	246,911	325,290	292,037
Below market leasehold interests	2,698	1,625	10,317
Above market leases	1,336	2,325	2,999
In place leases	24,646	31,437	52,845
Tenant relationships	—	—	25,119
Below market leases	(8,360)	(2,218)	(2,104)
Above market debt, net	—	(3,766)	(694)
Above market leasehold interests	(7,725)	—	—
Interest rate swap	—	—	(2,600)
Net assets acquired	279,334	440,135	394,111
Other, net	1,526	(605)	3,715
Aggregate purchase price	$280,860	$439,530	$397,826

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the years ended December 31, 2015, 2014 and 2013 (in years):

	Year Ended December 31,
	2015	2014	2013
Acquired intangible assets	24.8	10.8	16.0
Acquired intangible liabilities	51.7	8.3	5.6
Subsequent to December 31, 2015, we completed acquisitions with an aggregate purchase price of $155.8 million. The following is a preliminary allocation of the aggregate purchase price of such acquisitions (in thousands):

Total
Land	$37,557
Building and improvements	105,630
Lease and other intangibles, net	12,650
Aggregate purchase price	$155,837
We recognized the following revenues and net income for the years ended December 31, 2015, 2014 and 2013 related to investments in 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$17,746	$15,528	$15,361
Net income	5,190	3,161	206
Supplementary Pro Forma Information of HTA
The following unaudited pro forma consolidated results of operations of HTA for the years ended December 31, 2015 and 2014, assumes that all 2015 investments occurred on January 1, 2014 and excludes $1.4 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Revenues	$418,499	$403,670
Net income attributable to common stockholders	36,275	50,973

Net income attributable to common stockholders per share - basic	$0.29	$0.42
Net income attributable to common stockholders per share - diluted	0.28	0.42

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma consolidated results of operations of HTA for the years ended December 31, 2014 and 2013, assumes that all 2014 investments occurred on January 1, 2013 and excludes $6.3 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Revenues	$399,500	$365,064
Net income attributable to common stockholders	56,290	31,915

Net income attributable to common stockholders per share - basic (1)	$0.45	$0.27
Net income attributable to common stockholders per share - diluted (1)	0.44	0.26

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The following unaudited pro forma consolidated results of operations of HTA for the year ended December 31, 2013 assumes that all 2013 investments occurred on January 1, 2013 and excludes $4.8 million of acquisition-related expenses (in thousands, except per share data):

Year Ended December 31,
2013
Revenues	$351,515
Net income attributable to common stockholders	28,017

Net income attributable to common stockholders per unit - basic (1)	$0.24
Net income attributable to common stockholders per unit - diluted (1)	0.23

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the investments occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Supplementary Pro Forma Information of HTALP
The following unaudited pro forma consolidated results of operations of HTALP for the years ended December 31, 2015 and 2014, assumes that all 2015 investments occurred on January 1, 2014 and excludes $1.4 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2015	2014
Revenues	$418,499	$403,670
Net income attributable to common unitholders	36,790	51,464

Net income attributable to common unitholders per unit - basic	$0.29	$0.42
Net income attributable to common unitholders per unit - diluted	0.29	0.42

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma consolidated results of operations of HTALP for the years ended December 31, 2014 and 2013, assumes that all 2014 investments occurred on January 1, 2013 and excludes $6.3 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2014	2013
Revenues	$399,500	$365,064
Net income attributable to common unitholders	56,780	32,287

Net income attributable to common unitholders per unit - basic (1)	$0.45	$0.26
Net income attributable to common unitholders per unit - diluted (1)	0.45	0.26

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The following unaudited pro forma consolidated results of operations of HTALP for the year ended December 31, 2013 assumes that all 2013 investments occurred on January 1, 2013 and excludes $4.8 million of acquisition-related expenses (in thousands, except per unit data):

Year Ended December 31,
2013
Revenues	$351,515
Net income attributable to common unitholders	28,389

Net income attributable to common unitholders per unit - basic (1)	$0.24
Net income attributable to common unitholders per unit - diluted (1)	0.24

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the investments occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
4. Impairment and Dispositions
During the year ended December 31, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million, generating a gain of $0.2 million. These dispositions consisted of non-core buildings or buildings located outside our key markets. During the same period, we recorded impairment charges of $2.6 million, which included $1.7 million that related to a MOB we disposed of during 2015 as a result of a recently solicited offer and $0.9 million that related to another MOB in our portfolio. During the year ended December 31, 2014, we completed three dispositions of portfolios of MOBs for an aggregate gross sales price of $82.9 million resulting in a gain of $27.9 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands, except weighted average remaining amortization):

	December 31, 2015		December 31, 2014
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$249,824	11.0	$231,370	8.8
Tenant relationships	180,925	10.4	187,918	10.3
Above market leases	24,974	6.0	26,676	5.5
Below market leasehold interests	34,606	63.0	32,950	67.3
	490,329		478,914
Accumulated amortization	(219,334)		(182,149)
Total	$270,995	16.6	$296,765	15.2

Liabilities:
Below market leases	$22,240	27.2	$14,188	11.5
Above market leasehold interests	11,582	53.7	3,857	32.1
	33,822		18,045
Accumulated amortization	(7,211)		(5,620)
Total	$26,611	38.0	$12,425	17.1
The following is a summary of the net intangible amortization for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization recorded against rental income related to above or below market leases	$1,936	$2,096	$1,772
Rental expense related to above or below market leasehold interests	414	457	346
Amortization expense related to in place leases and tenant relationships	47,444	48,465	42,878
As of December 31, 2015, the amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2016	$44,015	$1,854
2017	37,660	1,557
2018	31,548	1,480
2019	27,263	1,375
2020	21,865	1,206
Thereafter	108,644	19,139
Total	$270,995	$26,611

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Tenant receivables, net	$5,820	$11,896
Other receivables, net	11,882	5,539
Deferred financing costs, net (1)	5,524	6,663
Deferred leasing costs, net	17,923	17,281
Straight-line rent receivables, net	65,543	56,433
Prepaid expenses, deposits, equipment and other, net	34,584	34,314
Derivative financial instruments - interest rate swaps	427	1,714
Total	$141,703	$133,840

(1) In accordance with the adoption of ASU 2015-03 and 2015-15, deferred financing costs only include costs related to the unsecured revolving credit facility.
The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization expense related to deferred leasing costs	$4,177	$3,319	$2,654
Interest expense related to deferred financing costs (1)	1,339	1,810	1,436

(1) For the years ended December 31, 2014 and 2013, amounts have been adjusted to reflect the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.
As of December 31, 2015, the amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2016	$5,073
2017	4,596
2018	4,024
2019	3,276
2020	1,760
Thereafter	4,718
Total	$23,447

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt
Debt consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Unsecured revolving credit facility	$218,000	$36,000
Unsecured term loans	455,000	355,000
Unsecured senior notes	600,000	600,000
Fixed rate mortgages	298,030	392,399
Variable rate mortgages	28,988	29,474
	1,600,018	1,412,873
Deferred financing costs, net	(8,411)	(10,266)
Discount, net	(911)	(412)
Total	$1,590,696	$1,402,195
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
On February 11, 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility from $800.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020 and is guaranteed by HTA.
Borrowings under the unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2015, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
As of December 31, 2015, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. During the year ended December 31, 2015, we borrowed $100.0 million on the unsecured term loan. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2015 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.73% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
$155.0 Million Unsecured Term Loan
As of December 31, 2015, HTALP had a $155.0 million unsecured term loan outstanding that is guaranteed by HTA. The loan matures on July 19, 2019, and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2015 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 Million Unsecured Senior Notes due 2021
As of December 31, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act, bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2023
As of December 31, 2015, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of December 31, 2015, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.89% to 6.49% per annum and a weighted average interest rate of 5.39% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.67% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2015 (in thousands):

Year	Amount
2016	$52,774
2017	116,626
2018	14,429
2019	464,281
2020	266,904
Thereafter	685,004
Total	$1,600,018
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
Deferred Financing Costs
As of December 31, 2015, the amortization of deferred financing costs is as follows (in thousands):

Year	Amount
2016	$1,792
2017	1,640
2018	1,547
2019	1,442
2020	893
Thereafter	1,097
Total	$8,411
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of December 31, 2015, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(142)	Swap	6/15/2016
50,000	LIBOR	1.39	(71)	Swap	7/17/2019
105,000	LIBOR	1.24	427	Swap	7/17/2019
26,092	LIBOR + 1.45%	4.98	(2,157)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2014 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(443)	Swap	6/15/2016
50,000	LIBOR	1.39	317	Swap	7/17/2019
105,000	LIBOR	1.24	1,397	Swap	7/17/2019
26,874	LIBOR + 1.45%	4.98	(2,445)	Swap	5/1/2020
As of December 31, 2015 and 2014, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Receivables and other assets	$427	$1,714	Derivative financial instruments	$2,370	$2,888
There were no derivatives offset in our accompanying consolidated balance sheets as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	December 31, 2015			December 31, 2014
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$427	$(427)	$—	$1,714	$—	$1,714
Liability derivatives	2,370	(427)	1,943	2,888	—	2,888
We have agreements with each of our interest rate swap derivative counterparties which provide that if we default on certain of our unsecured indebtedness, our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2015, there have been no termination events or events of default related to our interest rate swaps.

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
Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2015 are as follows (in thousands):

Year	Amount
2016	$6,006
2017	6,148
2018	6,127
2019	6,208
2020	6,292
Thereafter	498,464
Total	$529,245
During the years ended December 31, 2015, 2014 and 2013, rental expense was $6.9 million, $4.8 million and $4.3 million, respectively. The amount of contingent rent and sublease rent was not significant.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
10. Stockholders’ Equity and Partners’ Capital
HTALP’s partnership agreement provides that it will distribute cash flow from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Dividend distributions are made such that a holder of one partnership unit in HTALP will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of HTA’s common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of partnership units.
Common Stock Offerings
In February 2014, HTA amended the ATM offering program of its common stock with an aggregate sales price of up to $300.0 million, primarily to add sales agents to the program. During the year ended December 31, 2015, HTA issued and sold 1,800,000 shares of common stock, at an average price of $25.00 per share.
In January 2016, HTA entered into a new equity distribution agreement with respect to its ATM offering program of common stock with an aggregate sales price of up to $300.0 million. HTA issued and sold thereunder approximately 3,400,000 shares of its common stock, at an average price of $27.25 per share. As of February 17, 2016, $206.8 million remained available for issuance under the ATM.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Dividends
See our accompanying consolidated statements of equity for the dividends declared during 2015, 2014 and 2013. On February 18, 2016, HTA declared a quarterly cash dividend of $0.295 per share to be paid on April 8, 2016 to stockholders of record for its common stock on April 1, 2016.
Incentive Plan
The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of December 31, 2015, there were 2,314,329 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The fair value of the LTIP units for which the restrictions lapsed during 2015, 2014 and 2013 were $0.0 million, $0.3 million and $13.2 million, respectively.
For the year ended December 31, 2013, we recognized compensation expense related to LTIP awards of $3.2 million, which was recorded in listing expenses. We did not record compensation expense related to LTIP awards for the years ended December 31, 2015 and 2014. LTIP awards were fully expensed in 2013, except for 225,000 units with a grant date fair value of $20.00 per unit that would only vest in the event of a change in control prior to May 16, 2015. These units were forfeited in May 2015.
Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2015, 2014 and 2013 was $26.52, $21.08 and $20.98, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2015, 2014 and 2013 were $4.6 million, $0.9 million and $1.4 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2015 and 2014, we recognized compensation expense of $5.7 million and $4.4 million, respectively, which were recorded in general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2013, we recognized compensation expense of $2.5 million, of which $1.9 million was recorded in general and administrative expenses and $0.6 million was recorded in listing expenses in the accompanying consolidated statements of operations.
As of December 31, 2015, there was $4.3 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.3 years.
The following is a summary of our restricted common stock activity during the years ended December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	463,050	$20.90	320,500	$20.68
Granted	229,281	26.52	292,100	21.08
Vested	(176,730)	21.48	(120,500)	20.93
Forfeited	(27,751)	23.03	(29,050)	20.28
Ending Balance	487,850	$23.13	463,050	$20.90

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$427	$—	$427
Liabilities:
Derivative financial instruments	$—	$2,370	$—	$2,370
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
Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands). There were no assets measured at fair value on a non-recurring basis in 2014.

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$547	$—	$547

(1) During the year ended December 31, 2015, we recognized a $0.9 million impairment charge to the carrying value of an MOB. The estimated fair value as of December 31, 2015 was based upon a pending sales agreement on this MOB.

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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, tenant and other receivables, restricted cash and escrow deposits and accounts payable, and accrued liabilities, to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2.
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of December 31, 2015, the fair value of the debt was $1,619.7 million compared to the carrying value of $1,590.7 million. As of December 31, 2014, the fair value of the debt was $1,447.4 million compared to the carrying value of $1,402.2 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the years ended December 31, 2015, 2014 and 2013, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$33,557	$45,994	$24,684
Net income attributable to noncontrolling interests	(626)	(623)	(423)
Net income attributable to common stockholders	$32,931	$45,371	$24,261
Denominator: (1)
Weighted average shares outstanding - basic	126,074	119,904	114,038
Dilutive shares	1,930	1,264	932
Weighted average shares outstanding - diluted	128,004	121,168	114,970
Earnings per common share - basic (1)
Net income attributable to common stockholders	$0.26	$0.38	$0.21
Earnings per common share - diluted (1)
Net income attributable to common stockholders	$0.26	$0.37	$0.21

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$33,557	$45,994	$24,684
Net income attributable to noncontrolling interests	(112)	(133)	(51)
Net income attributable to common unitholders	$33,445	$45,861	$24,633
Denominator: (1)
Weighted average units outstanding - basic	128,079	121,340	115,565
Dilutive units	—	—	—
Weighted average units outstanding - diluted	128,079	121,340	115,565
Earnings per common unit - basic: (1)
Net income attributable to common unitholders	$0.26	$0.38	$0.21
Earnings per common unit - diluted: (1)
Net income attributable to common unitholders	$0.26	$0.38	$0.21

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest paid	$52,688	$42,666	$41,460
Income taxes paid	996	889	669

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$5,696	$3,853	$1,783
Note receivable included in the consideration of an acquisition	—	11,924	—
Debt and interest rate swaps assumed in acquisitions	—	103,980	55,977
Financing Activities:
Dividend distributions declared, but not paid	$37,886	$36,275	$34,177
Issuance of operating partnership units in connection with acquisitions	—	16,960	—
15. Tax Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015 (1)	2014	2013 (2)
Ordinary income	$0.6634	$0.6850	$0.7132
Return of capital	0.2116	0.4700	0.4350
Capital gain	0.0000	0.0000	0.0018
Total	$0.8750	$1.1550	$1.1500

(1) Pursuant to IRC Section 857(b)(9), cash distributions paid on January 6, 2016 with a record date of December 31, 2015 are treated as received by shareholders on December 31, 2015 to the extent of HTA’s earnings and profits for 2015. Since HTA’s aggregate distributions exceeded its 2015 earnings and profits, the January 6, 2016 cash distribution will be treated as a 2016 distribution for federal income tax purposes.

(2) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
16. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2037 which generally include fixed increases or adjustments based on the consumer price index. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2015 is as follows (in thousands):

Year	Amount
2016	$341,140
2017	314,607
2018	276,486
2019	247,757
2020	217,378
Thereafter	775,896
Total	$2,173,264
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2015, 2014 and 2013, the amount of contingent rent earned by us was not significant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2015 and 2014. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2015	March 31	June 30	September 30	December 31
Revenues	$98,520	$99,311	$103,942	$102,049
Net income	6,942	9,488	6,554	10,573
Net income attributable to common stockholders	6,804	9,292	6,463	10,372
Earnings per common share - basic:
Net income attributable to common stockholders	$0.05	$0.07	$0.05	$0.08
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.05	$0.07	$0.05	$0.08

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

18. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2015 and 2014. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2015	March 31	June 30	September 30	December 31
Revenues	$98,520	$99,311	$103,942	$102,049
Net income	6,942	9,488	6,554	10,573
Net income attributable to common unitholders	6,909	9,464	6,534	10,538
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.05	$0.07	$0.05	$0.08
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.05	$0.07	$0.05	$0.08

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
2015 - Allowance for doubtful accounts	$2,017	$828	$—	$(695)	$2,150
2014 - Allowance for doubtful accounts	2,121	312	—	(416)	2,017
2013 - Allowance for doubtful accounts	2,168	453	—	(500)	2,121

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2015 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Phoenix Med Center	Glendale, AZ	$1,970	$453	$2,768	$411	$453	$3,179	$3,632	$(749)	1989	2011	39
Thunderbird MOP	Glendale, AZ	12,691	3,842	19,679	3,357	3,842	23,036	26,878	(7,501)	1976 - 1987	2007	39
Peoria MOB	Peoria, AZ	3,992	605	4,394	354	605	4,748	5,353	(1,048)	2000	2010	39
Baptist MC	Phoenix, AZ	6,623	—	12,637	1,597	—	14,234	14,234	(3,146)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	1,973	—	29,711	29,711	(3,914)	2004 - 2006	2011	39
Estrella Med Center	Phoenix, AZ	19,293	—	24,703	1,442	—	26,145	26,145	(4,882)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,775	2,042	—	14,817	14,817	(4,246)	1971 - 2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	2,078	—	8,688	8,688	(1,948)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	1,863	—	18,051	18,051	(4,133)	1997 - 2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	1,377	744	14,843	15,587	(4,194)	1987 - 2002	2009	39
Gateway Med Plaza	Tucson, AZ	9,458	—	14,005	(84)	—	13,921	13,921	(2,217)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,215	1,193	7,322	8,515	(2,244)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	1,251	1,309	18,823	20,132	(5,475)	1980 - 1984	2007	39
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	336	5,109	18,297	23,406	(4,419)	1986	2008	39
Senior Care El Monte	El Monte, CA	—	1,534	3,545	(17)	1,534	3,528	5,062	(787)	1964	2008	39
Senior Care Lomita	Lomita, CA	—	1,035	2,083	(8)	1,035	2,075	3,110	(488)	1959	2008	39
St. Mary Physician’s Center	Long Beach, CA	—	1,815	10,242	939	1,815	11,181	12,996	(2,629)	1992	2007	39
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	2,604	—	14,504	14,504	(2,741)	2009	2010	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	272	3,032	12,825	15,857	(2,739)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	2,624	2,240	13,050	15,290	(3,867)	1983 - 1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	660	3,736	30,206	33,942	(1,120)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	159	5,142	28,797	33,939	(2,490)	2008	2013	39
Brandon MOP	Brandon, FL	—	901	6,946	582	901	7,528	8,429	(2,026)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	—	3,470	12,621	16,091	(662)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(3,632)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	1,106	—	16,618	16,618	(2,102)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(1)	4,291	9,219	13,510	(3,209)	1985	2007	39
King Street MOB	Jacksonville, FL	5,054	—	7,232	(43)	—	7,189	7,189	(1,379)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	215	1,204	11,993	13,197	(939)	1996 - 1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	331	768	3,333	4,101	(814)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	587	1,082	4,174	5,256	(1,122)	1996 - 1999	2007 - 2008	39
Largo Medical Center	Largo, FL	28,989	—	51,045	479	—	51,524	51,524	(3,137)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	532	729	9,440	10,169	(2,489)	1975 - 1986	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
FL Family Medical Center	Lauderdale Lakes, FL	$—	$—	$4,257	$250	$—	$4,507	$4,507	$(698)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	16	—	9,541	9,541	(705)	2009	2013	39
North Shore MOB	Miami, FL	—	—	4,942	267	—	5,209	5,209	(802)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	1,131	11,855	14,764	26,619	(1,278)	1954-2006	2014	27
Common V MOB	Naples, FL	8,862	4,173	9,070	489	4,173	9,559	13,732	(2,336)	1990	2007	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	980	—	9,495	9,495	(1,763)	2000	2010	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	356	—	6,067	6,067	(1,045)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	—	686	8,102	8,788	(576)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	—	—	6,127	6,127	(490)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(3,908)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(3,440)	2007	2010	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(2,883)	2001 - 2003	2010	39
Wellington MAP III	Wellington, FL	7,724	—	10,511	(11)	—	10,500	10,500	(1,664)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	528	—	23,580	23,580	(2,367)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	—	2,840	12,825	15,665	(4,215)	1988	2007	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	(221)	2,961	19,467	22,428	(4,241)	2006 - 2010	2010 - 2012	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(3,134)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	18	432	4,075	4,507	(415)	2007	2013	39
Decatur MP	Decatur, GA	—	3,166	6,862	443	3,166	7,305	10,471	(1,866)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	2,275	2,802	14,777	17,579	(4,685)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	1,818	1,290	9,064	10,354	(2,509)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	629	1,276	12,826	14,102	(3,376)	2000	2008	39
WellStar Tower MOB	Marietta, GA	—	748	13,528	45	748	13,573	14,321	(321)	2007	2015	39
Shakerag MC	Peachtree City, GA	12,446	743	3,290	1,264	743	4,554	5,297	(1,420)	1994	2007	39
Overlook at Eagle’s Landing	Stockbridge, GA	4,936	638	6,685	131	638	6,816	7,454	(1,303)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	1,624	4,260	16,260	20,520	(4,404)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	—	—	16,558	16,558	(443)	2001	2015	35
Honolulu MOB	Honolulu, HI	14,731	—	27,336	150	—	27,486	27,486	(1,013)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	98	—	16,351	16,351	(792)	1999	2014	35
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(4,520)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	212	431	851	1,282	(383)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	294	381	3,869	4,250	(1,128)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	3,985	318	1,899	111	318	2,010	2,328	(613)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	60	1,748	22,023	23,771	(4,530)	1952 - 1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(710)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	2	—	8,248	8,248	(677)	2004	2013	39
Ft. Wayne MOB	Fort Wayne, IN	—	—	6,579	—	—	6,579	6,579	(1,144)	2008	2009	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Community MP	Indianapolis, IN	$—	$560	$3,581	$262	$560	$3,843	$4,403	$(1,074)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	5,401	2,216	16,555	18,771	(4,455)	1988 - 1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	981	1,556	7,909	9,465	(2,238)	2002 - 2003	2007 - 2008	39
Glendale Prof Plaza	Indianapolis, IN	—	570	2,739	1,034	570	3,773	4,343	(1,314)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	2,400	1,044	15,948	16,992	(4,496)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	2,428	1,236	12,268	13,504	(4,307)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	3,894	1,427	19,445	20,872	(5,094)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	1,254	1,127	11,668	12,795	(3,497)	1994	2008	39
Southpointe MOP	Indianapolis, IN	8,534	2,190	7,548	2,056	2,190	9,604	11,794	(2,617)	1996	2007	39
Kokomo MOP	Kokomo, IN	—	1,779	9,614	1,010	1,779	10,624	12,403	(3,118)	1992 - 1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	(7)	—	10,945	10,945	(1,968)	2006	2010	39
Community Health Pavilion	Noblesville, IN	—	5,560	28,988	657	5,560	29,645	35,205	(724)	2009	2015	39
Zionsville MC	Zionsville, IN	—	655	2,877	686	664	3,554	4,218	(1,053)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	1,359	1,808	10,876	12,684	(2,906)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(727)	1976 - 2007	2012	31
670 Albany	Boston, MA	—	—	104,365	15	—	104,380	104,380	(1,734)	2005	2015	39
Tufts Medical Center	Boston, MA	72,358	32,514	109,180	4,435	32,514	113,615	146,129	(5,621)	1924-2015	2014	35
St. Elizabeth’s Med Center	Brighton, MA	—	—	20,929	2,405	1,379	21,955	23,334	(2,537)	1965-2013	2012	31
Good Samaritan Cancer Center	Brockton, MA	—	—	4,171	12	—	4,183	4,183	(408)	2007	2012	31
Good Samaritan Med Center MOB	Brockton, MA	—	—	11,716	294	144	11,866	12,010	(1,491)	1980	2012	31
Carney Hospital MOB	Dorchester, MA	—	—	7,250	632	530	7,352	7,882	(914)	1978	2012	31
St. Anne’s Hospital MOB	Fall River, MA	—	—	9,304	40	40	9,304	9,344	(896)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	186	2,295	7,380	9,675	(993)	1930 - 2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	239	168	4,573	4,741	(684)	1988	2012	31
N. Berkshire MOB	North Adams, MA	—	—	7,259	227	—	7,486	7,486	(1,276)	2002	2011	39
Morton Hospital MOB	Taunton, MA	—	—	15,317	812	502	15,627	16,129	(2,934)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	—	3,362	15,555	18,917	—	1900-1986	2015	20
Johnston Professional Building	Baltimore, MD	14,000	—	21,481	204	—	21,685	21,685	(1,044)	1993	2014	35
Triad Tech Center	Baltimore, MD	11,059	—	26,548	1	—	26,549	26,549	(4,180)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	574	—	42,945	42,945	(6,813)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	721	1,571	6,507	8,078	(1,750)	1981	2008	39
Gallery Professional Building	St. Paul, MN	5,619	1,157	5,009	3,407	1,157	8,416	9,573	(3,628)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	770	4,311	28,570	32,881	(6,580)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	593	2,242	13,723	15,965	(3,476)	1978	2008	39
Winghaven MOB	O’Fallon, MO	—	1,455	9,708	562	1,455	10,270	11,725	(2,758)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(959)	304	595	899	(353)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	982	—	12,368	12,368	(2,181)	2007	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Medical Park of Cary	Cary, NC	$—	$2,931	$19,855	$2,236	$2,931	$22,091	$25,022	$(4,219)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	37	1,449	18,263	19,712	(329)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	84	2,200	15,040	17,240	(396)	2002-2006	2015	39
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	198	1,732	9,089	10,821	(545)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	3,290	2,381	18,920	21,301	(3,051)	1989	2010	39
Nutfield Professional Center	Derry, NH	—	1,075	10,320	745	1,075	11,065	12,140	(2,463)	1963	2008	39
Santa Fe 1640 MOB	Santa Fe, NM	—	697	4,268	64	697	4,332	5,029	(816)	1985	2010	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(1,413)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	(171)	—	14,606	14,606	(2,317)	2007	2010	39
Madison Ave MOB	Albany, NY	1,766	83	2,759	53	83	2,812	2,895	(467)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	19,334	1,870	29,453	5,062	1,870	34,515	36,385	(5,305)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	467	1,439	28,106	29,545	(4,463)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	97	1,699	18,537	20,236	(3,229)	1998 - 2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	49	—	24,265	24,265	(3,424)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	1,712	2,305	39,206	41,511	(6,679)	2001	2010	39
St. Francis MAP	Poughkeepsie, NY	—	—	17,810	(17,810)	—	—	—	—	2006	2010	39
Westchester MOBs	White Plains, NY	—	17,274	41,865	319	17,274	42,184	59,458	(2,990)	1967-1983	2014	29
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(746)	1981	2014	31
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	—	—	9,811	9,811	(138)	2010	2015	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	2,761	2,326	19,968	22,294	(4,536)	2001 - 2003	2007 - 2010	39
Hilliard MOB	Hilliard, OH	—	946	11,174	244	946	11,418	12,364	(102)	2013	2015	39
Park Place MOP	Kettering, OH	—	1,987	11,341	1,864	1,987	13,205	15,192	(4,205)	1998 - 2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	986	842	6,626	7,468	(1,970)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	788	372	4,424	4,796	(1,180)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	3,225	—	29,200	29,200	(7,019)	1991 - 1996	2008	39
Monroeville MOB	Monroeville, PA	—	3,264	7,038	280	3,264	7,318	10,582	(1,278)	1985 - 1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(7,370)	1985	2007	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	166	2,489	30,434	32,923	(5,028)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	1,155	1,774	40,076	41,850	(5,426)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	443	1,514	32,811	34,325	(4,952)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	—	3,180	1,970	5,150	(4)	1891	2015	39
Cannon Park Place	Charleston, SC	—	425	8,651	121	425	8,772	9,197	(1,396)	1998	2010	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	5	3,763	19,792	23,555	(870)	2007	2014	39
GHS Memorial	Greenville, SC	4,126	—	8,301	401	—	8,702	8,702	(1,526)	1992	2009	39
GHS MMC	Greenville, SC	21,170	995	39,158	1,433	995	40,591	41,586	(7,157)	1987 - 1998	2009	39
GHS MOBs I	Greenville, SC	—	1,644	9,144	(792)	294	9,702	9,996	(1,942)	1974 - 1990	2009	39
GHS Patewood MOP	Greenville, SC	—	—	64,537	966	—	65,503	65,503	(11,862)	1983 - 2007	2009	39
GHS Greer MOBs	Greenville, Travelers Rest and Greer, SC	7,793	1,309	14,639	170	1,309	14,809	16,118	(2,663)	1992-2008	2009	39
Hilton Head Heritage MOP	Hilton Head Island, SC	—	1,125	5,398	(30)	1,125	5,368	6,493	(978)	1996	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Hilton Head Moss Creek MOB	Hilton Head Island, SC	$—	$209	$2,066	$—	$209	$2,066	$2,275	$(334)	2010	2010	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	24	2,470	6,313	8,783	(438)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	263	2,073	6,202	8,275	(1,309)	1992	2010	39
MUSC University MOB	North Charleston, SC	—	1,282	8,689	17	1,282	8,706	9,988	(246)	2006	2015	36
Mary Black MOB	Spartanburg, SC	—	—	12,523	52	—	12,575	12,575	(2,757)	2006	2009	39
Lenox Office Park	Memphis, TN	11,235	1,670	13,626	(731)	1,670	12,895	14,565	(3,431)	2000	2007	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	4,119	1,296	40,642	41,938	(9,868)	1976 - 2006	2008 - 2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	29	1,110	17,717	18,827	(3,757)	2007	2008	39
Senior Care - Meadowview	Arlington, TX	—	350	2,066	15	350	2,081	2,431	(602)	1993	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	16	—	15,188	15,188	(1,050)	1999	2013	39
Post Oak North MC	Austin, TX	—	887	7,011	(48)	887	6,963	7,850	(539)	2007	2013	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	(16)	—	32,478	32,478	(3,074)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(2,584)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	142	778	4,972	5,750	(1,364)	2007	2008	39
Corsicana MOB	Corsicana, TX	—	—	6,781	10	—	6,791	6,791	(1,520)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(3,610)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	(98)	9,670	11,054	20,724	(1,491)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	178	3,340	35,249	38,589	(3,542)	2011	2013	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(2,414)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	—	—	7,543	7,543	(1,327)	2000	2010	39
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	2,229	1,238	22,208	23,446	(1,922)	2012	2013	39
Senior Care Galveston	Galveston, TX	—	966	7,195	6	966	7,201	8,167	(1,617)	1993	2008	39
Greenville MOB	Greenville, TX	—	616	10,822	342	616	11,164	11,780	(2,768)	2007	2008	39
7900 Fannin MOB	Houston, TX	—	—	34,764	1,188	—	35,952	35,952	(5,666)	2005	2010	39
Cypress Station MOB	Houston, TX	—	1,345	8,312	764	1,345	9,076	10,421	(2,596)	1981	2008	39
Triumph Hospital NW	Houston, TX	—	1,377	14,531	237	1,377	14,768	16,145	(4,411)	1986	2007	39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(846)	2006	2008	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(757)	2000	2010	39
Pearland MOB	Pearland, TX	—	1,602	7,017	(2,609)	912	5,098	6,010	(1,128)	2003 - 2007	2010	39
Senior Care Port Arthur	Port Arthur, TX	—	521	7,368	4	521	7,372	7,893	(1,705)	1994	2008	39
San Angelo MOB	San Angelo, TX	—	—	3,907	—	—	3,907	3,907	(865)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	773	416	14,463	14,879	(3,013)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	273	—	9,921	9,921	(2,512)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(14)	1,656	14,018	15,674	(4,379)	1989	2007	39
Senior Care Texas City	Texas City, TX	—	465	7,744	3	465	7,747	8,212	(1,736)	1993	2008	39
Baylor MP	Waxahachie, TX	—	865	6,728	327	865	7,055	7,920	(1,801)	2006	2008	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	787	832	21,955	22,787	(4,674)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	16	736	5,627	6,363	(1,349)	1957	2008	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	550	3,701	24,992	28,693	(5,124)	2004	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Aurora - Franklin	Franklin, WI	$—	$945	$15,336	$1	$945	$15,337	$16,282	$(3,801)	2003	2009	39
Aurora - Menomenee	Menomonee Falls, WI	—	1,055	14,998	1	1,055	14,999	16,054	(4,046)	1964	2009	39
Aurora - Mequon	Mequon, WI	9,268	950	19,027	(3,029)	629	16,319	16,948	(4,201)	1992 - 2001	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(1,471)	1983	2009	39
Total		$327,016	$300,708	$2,793,467	$110,688	$303,706	$2,901,157	$3,204,863	$(474,223)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles, see (d) and (g).

(c)	The changes in total real estate for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$2,953,532	$2,561,073	$2,227,764
Acquisitions	266,747	410,732	308,229
Additions	28,828	33,109	27,787
Dispositions	(43,318)	(51,382)	(2,707)
Impairments	(926)	—	—
Balance as of the end of the year (d)	$3,204,863	$2,953,532	$2,561,073

(d)	The balances as of December 31, 2015, 2014 and 2013 exclude gross lease intangibles of $430.7 million, $419.3 million and $411.9 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $3.6 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$383,966	$308,173	$235,157
Additions	101,194	87,854	75,656
Dispositions	(10,937)	(12,061)	(2,640)
Balance as of the end of the year (g)	$474,223	$383,966	$308,173

(g)	The balances as of December 31, 2015, 2014 and 2013 exclude accumulated amortization of lease intangibles of $201.9 million, $166.0 million and $137.8 million, respectively.

(h)
Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 240 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$—	$28,520	$20,000
Additions:
New mortgage loans	—	11,924	8,520
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	—	(11,924)	—
Collection of mortgage loans	—	(28,520)	—
Balance as of the end of the year	$—	$—	$28,520

*****

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 22, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 22, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 22, 2016

By:	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date:	February 22, 2016

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 22, 2016

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 22, 2016

By:	/s/ Peter N. Foss	Director
Peter N. Foss
Date:	February 22, 2016

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 22, 2016

By:	/s/ Steve W. Patterson	Director
Steve W. Patterson
Date:	February 22, 2016

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 22, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 22, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 22, 2016	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 22, 2016	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of
	Maurice J. DeWald	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

By:	/s/ Peter N. Foss	Director of Healthcare Trust of America, Inc., general partner of
	Peter N. Foss	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of
	Larry L. Mathis	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

By:	/s/ Steve W. Patterson	Director of Healthcare Trust of America, Inc., general partner of
	Steve W. Patterson	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 22, 2016

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Second Amended and Restated Bylaws of Healthcare Trust of America, Inc., effective March 11, 2014 (included as Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2014 and incorporated herein by reference).

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

10.7†
Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of July 8, 2015 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).

10.8
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).

10.9	Form of Indemnification Agreement executed by Mark D. Engstrom (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).
10.10	Form of Indemnification Agreement executed by Amanda L. Houghton (included as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.11	Form of Indemnification Agreement executed by Robert A. Milligan (included as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.12
Form of Indemnification Agreement executed by Steve W. Patterson and Peter N. Foss (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).

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

10.16†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated August 22, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference).

10.17†
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated December 3, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2014 and incorporated herein by reference).

10.18†
Letter Agreement between Healthcare Trust of America, Inc. and Mark D. Engstrom dated September 30, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference).

10.19†
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated September 30, 2015 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference).

10.20	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.21	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.22	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.23
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

10.24
Guaranty by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender dated March 29, 2012 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2012 and incorporate herein by reference).

10.25
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the Lenders Party Hereto, dated July 20, 2012 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.26
Guaranty by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent dated July 20, 2012 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.27
Amended and Restated Agreement of Limited Partnership of Healthcare Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2012 and incorporated herein by reference).

10.28	Amendment No. 1 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).
10.29	Amendment No. 2 to Revolving Credit and Term Loan Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.30	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.31	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.32
Equity Distribution Agreement, dated January 27, 2016, among Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, on the one hand, and Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC and J.P. Morgan Securities LLC, on the other hand (included as Exhibit 1.1 to our Current Report on Form 8-K filed on January 27, 2016 and incorporated herein by reference).

10.33
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

10.34
Guaranty dated November 19, 2014, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, and Bank of America, N.A., as swing lender and issuing bank (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.35
Second Modification to Credit Agreement, dated November 19, 2014, by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, National Association, and the lenders party thereto (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.36
First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 11, 2015, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (included as Exhibit 10.33 to our Annual Report on Form 10-K filed on February 23, 2015 and incorporated herein by reference).

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