Form 10-Q
period 2016-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2016-04-27
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 25, 2016, there were 136,625,278 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2016 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2016, HTA owned a 98.6% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
The Company believes combining the Quarterly Reports of HTA and HTALP, including the notes to the condensed consolidated financial statements, into this single Quarterly Report results in the following benefits:

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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 6 - Debt, Note 8 - Stockholders’ Equity and Partners’ Capital, Note 10 - Per Share Data of HTA and Note 11 - Per Unit Data of HTALP;

•	the Funds From Operations (“FFO”) and Normalized FFO in Part 1, Item 2 of this Quarterly Report;

•	the controls and procedures in Part 1, Item 4 of this Quarterly Report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Quarterly Report.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$321,021	$303,706
Building and improvements	3,038,674	2,901,157
Lease intangibles	446,511	430,749
	3,806,206	3,635,612
Accumulated depreciation and amortization	(712,381)	(676,144)
Real estate investments, net	3,093,825	2,959,468
Cash and cash equivalents	13,827	13,070
Restricted cash and escrow deposits	16,687	15,892
Receivables and other assets, net	143,012	141,703
Other intangibles, net	43,168	42,167
Total assets	$3,310,519	$3,172,300
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,667,320	$1,590,696
Accounts payable and accrued liabilities	85,453	94,933
Derivative financial instruments - interest rate swaps	4,735	2,370
Security deposits, prepaid rent and other liabilities	47,993	46,295
Intangible liabilities, net	31,538	26,611
Total liabilities	1,837,039	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	4,429	4,437
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 130,662,036 and 127,026,839 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,307	1,270
Additional paid-in capital	2,422,138	2,328,806
Cumulative dividends in excess of earnings	(979,332)	(950,652)
Total stockholders’ equity	1,444,113	1,379,424
Noncontrolling interests	24,938	27,534
Total equity	1,469,051	1,406,958
Total liabilities and equity	$3,310,519	$3,172,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$107,250	$98,452
Interest and other operating income	65	68
Total revenues	107,315	98,520
Expenses:
Rental	33,353	30,697
General and administrative	6,773	6,575
Acquisition-related	1,813	1,357
Depreciation and amortization	37,828	36,595
Total expenses	79,767	75,224
Income before other income (expense)	27,548	23,296
Interest expense:
Interest related to derivative financial instruments	(645)	(555)
Loss on change in fair value of derivative financial instruments, net	(2,792)	(2,010)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(3,437)	(2,565)
Interest related to debt	(14,128)	(13,804)
Other income	53	15
Net income	$10,036	$6,942
Net income attributable to noncontrolling interests (1)	(176)	(138)
Net income attributable to common stockholders	$9,860	$6,804
Earnings per common share - basic:
Net income attributable to common stockholders	$0.08	$0.05
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.08	$0.05
Weighted average common shares outstanding:
Basic	129,336	125,175
Diluted	131,240	127,105
Dividends declared per common share	$0.295	$0.290

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421
Share-based award transactions, net	164	1	1,913	—	1,914	—	1,914
Repurchase and cancellation of common stock	(48)	—	(1,292)	—	(1,292)	—	(1,292)
Dividends declared	—	—	—	(36,309)	(36,309)	(564)	(36,873)
Net income	—	—	—	6,804	6,804	105	6,909
Balance as of March 31, 2015	125,203	$1,252	$2,282,553	$(865,549)	$1,418,256	$28,823	$1,447,079

Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock	3,418	34	91,235	—	91,269	—	91,269
Share-based award transactions, net	191	2	1,801	—	1,803	—	1,803
Repurchase and cancellation of common stock	(70)	—	(1,901)	—	(1,901)	—	(1,901)
Redemption of noncontrolling interest and other	96	1	2,197	—	2,198	(2,198)	—
Dividends declared	—	—	—	(38,540)	(38,540)	(543)	(39,083)
Net income	—	—	—	9,860	9,860	145	10,005
Balance as of March 31, 2016	130,662	$1,307	$2,422,138	$(979,332)	$1,444,113	$24,938	$1,469,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,036	$6,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	37,091	35,788
Share-based compensation expense	1,803	1,914
Bad debt expense	92	146
Change in fair value of derivative financial instruments	2,792	2,010
Changes in operating assets and liabilities:
Receivables and other assets, net	(1,438)	(723)
Accounts payable and accrued liabilities	(10,370)	(13,172)
Security deposits, prepaid rent and other liabilities	446	4,290
Net cash provided by operating activities	40,452	37,195
Cash flows from investing activities:
Investments in real estate	(158,686)	(35,300)
Capital expenditures	(8,824)	(6,524)
Restricted cash, escrow deposits and other assets	(799)	(321)
Net cash used in investing activities	(168,309)	(42,145)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	166,000	82,000
Payments on unsecured revolving credit facility	(88,000)	(81,000)
Borrowings on unsecured term loans	—	65,000
Payments on secured real estate term loan and mortgage loans	(1,761)	(19,960)
Deferred financing costs	—	(31)
Security deposits	729	(17)
Proceeds from issuance of common stock	91,757	—
Repurchase and cancellation of common stock	(1,901)	(1,292)
Dividends paid	(37,473)	(36,275)
Distributions paid to noncontrolling interest of limited partners	(737)	(371)
Net cash provided by financing activities	128,614	8,054
Net change in cash and cash equivalents	757	3,104
Cash and cash equivalents - beginning of period	13,070	10,413
Cash and cash equivalents - end of period	$13,827	$13,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$321,021	$303,706
Building and improvements	3,038,674	2,901,157
Lease intangibles	446,511	430,749
	3,806,206	3,635,612
Accumulated depreciation and amortization	(712,381)	(676,144)
Real estate investments, net	3,093,825	2,959,468
Cash and cash equivalents	13,827	13,070
Restricted cash and escrow deposits	16,687	15,892
Receivables and other assets, net	143,012	141,703
Other intangibles, net	43,168	42,167
Total assets	$3,310,519	$3,172,300
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,667,320	$1,590,696
Accounts payable and accrued liabilities	85,453	94,933
Derivative financial instruments - interest rate swaps	4,735	2,370
Security deposits, prepaid rent and other liabilities	47,993	46,295
Intangible liabilities, net	31,538	26,611
Total liabilities	1,837,039	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	4,429	4,437
Partners’ Capital:
Limited partners’ capital, 1,833,849 and 1,929,942 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	24,668	27,264
General partners’ capital, 130,662,036 and 127,026,839 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,444,383	1,379,694
Total partners’ capital	1,469,051	1,406,958
Total liabilities and partners’ capital	$3,310,519	$3,172,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$107,250	$98,452
Interest and other operating income	65	68
Total revenues	107,315	98,520
Expenses:
Rental	33,353	30,697
General and administrative	6,773	6,575
Acquisition-related	1,813	1,357
Depreciation and amortization	37,828	36,595
Total expenses	79,767	75,224
Income before other income (expense)	27,548	23,296
Interest expense:
Interest related to derivative financial instruments	(645)	(555)
Loss on change in fair value of derivative financial instruments, net	(2,792)	(2,010)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(3,437)	(2,565)
Interest related to debt	(14,128)	(13,804)
Other income	53	15
Net income	$10,036	$6,942
Net income attributable to noncontrolling interests	(31)	(33)
Net income attributable to common unitholders	$10,005	$6,909
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.05
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.05
Weighted average common units outstanding:
Basic	131,242	126,330
Diluted	131,242	126,330
Dividends declared per common unit	$0.295	$0.290
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Share-based award transactions, net	164	1,914	—	—	1,914
Redemption and cancellation of general partner units	(48)	(1,292)	—	—	(1,292)
Distributions declared	—	(36,309)	—	(564)	(36,873)
Net income	—	6,804	—	105	6,909
Balance as of March 31, 2015	125,203	$1,418,526	2,155	$28,553	$1,447,079

Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units	3,418	91,269	—	—	91,269
Share-based award transactions, net	191	1,803	—	—	1,803
Redemption and cancellation of general partner units	(70)	(1,901)	—	—	(1,901)
Redemption of limited partner units and other	96	2,198	(96)	(2,198)	—
Distributions declared	—	(38,540)	—	(543)	(39,083)
Net income	—	9,860	—	145	10,005
Balance as of March 31, 2016	130,662	$1,444,383	1,834	$24,668	$1,469,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,036	$6,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	37,091	35,788
Share-based compensation expense	1,803	1,914
Bad debt expense	92	146
Change in fair value of derivative financial instruments	2,792	2,010
Changes in operating assets and liabilities:
Receivables and other assets, net	(1,438)	(723)
Accounts payable and accrued liabilities	(10,370)	(13,172)
Security deposits, prepaid rent and other liabilities	446	4,290
Net cash provided by operating activities	40,452	37,195
Cash flows from investing activities:
Investments in real estate	(158,686)	(35,300)
Capital expenditures	(8,824)	(6,524)
Restricted cash, escrow deposits and other assets	(799)	(321)
Net cash used in investing activities	(168,309)	(42,145)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	166,000	82,000
Payments on unsecured revolving credit facility	(88,000)	(81,000)
Borrowings on unsecured term loans	—	65,000
Payments on secured real estate term loan and mortgage loans	(1,761)	(19,960)
Deferred financing costs	—	(31)
Security deposits	729	(17)
Proceeds from issuance of general partner units	91,757	—
Repurchase and cancellation of general partner units	(1,901)	(1,292)
Distributions paid to general partner	(37,473)	(36,275)
Distributions paid to limited partners and redeemable noncontrolling interests	(737)	(371)
Net cash provided by financing activities	128,614	8,054
Net change in cash and cash equivalents	757	3,104
Cash and cash equivalents - beginning of period	13,070	10,413
Cash and cash equivalents - end of period	$13,827	$13,517
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of March 31, 2016, HTA owned a 98.6% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
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
We primarily invest in MOBs that are located on health system campuses, in community-core locations, or around university medical centers which we believe are core, critical real estate. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our portfolio consists of MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $3.7 billion through March 31, 2016.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2016, except as noted below regarding the adoption of U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis and ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.
Principles of Consolidation
As of January 1, 2016, the Company adopted FASB ASU 2015-02, Amendments to the Consolidation Analysis, as described below in “Recently Issued or Adopted Accounting Pronouncements”, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for VIEs. The consolidated financial statements include the accounts of HTA and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by HTA are presented as non-controlling interests in HTA’s consolidated balance sheets and statements of operations, consolidated statements of equity, and consolidated statements of changes in partners’ capital. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued limited partner units in HTALP (“OP Units”). Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of March 31, 2016 and December 31, 2015, there were approximately 1.8 million and 1.9 million, respectively, of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2016 and 2015, was $25.7 million and $23.3 million, respectively.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. In July 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the ability to early adopt as of the original effective date. We do not anticipate early adoption and we are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in ASU 2015-02 affect the following areas: (i) limited partnerships and similar legal entities; (ii) evaluating fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-02 as of January 1, 2016. The adoption had no material impact on our interests in joint venture arrangements. Accordingly, there was no material impact on previous or current reporting periods’ consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs by requiring these costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 to include the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 and 2015-15 are effective for the fiscal years beginning after December 15, 2015, and requires retrospective application with early adoption permitted. We adopted ASU 2015-03 and 2015-15 as of December 31, 2015. As a result of the adoption, all deferred financing costs, excluding costs related to the unsecured revolving credit facility, were reclassed to debt. Unsecured revolving credit facility costs remain classified as an asset on our consolidated balance sheets and will continue to be amortized over the remaining term. The guidance requires retrospective adoption for all prior periods presented.
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination has to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amount of the adjustment, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015. We adopted ASU 2015-16 as of January 1, 2016. As a result of the adoption there was no impact in the previous or current reporting periods’ consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 will supersede the existing guidance for lease accounting and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments. Within ASU 2016-02 lessor accounting remained fairly unchanged. In adopting ASU 2016-02, companies will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. We do not anticipate early adoption and are evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Real Estate
For the three months ended March 31, 2016, our investments had an aggregate purchase price of $162.0 million. We incurred $0.6 million of costs attributable to these investments, which were recorded in acquisition-related expenses in the accompanying condensed consolidated statements of operations.
The following investments were determined to be individually not significant, but significant on a collective basis. The actual revenues and earnings since the investment dates as well as the supplementary proforma information assuming these investments occurred as of the beginning of the prior periods, were not material to us. The allocations for these investments are set forth below in the aggregate for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Land	$17,315	$748
Building and improvements	128,945	30,086
Below market leasehold interests	1,099	2,350
Above market leases	840	398
In place leases	15,919	2,181
Below market leases	(5,382)	(463)
Above market leasehold interests	(50)	—
Net assets acquired	158,686	35,300
Other, net	3,321	—
Aggregate purchase price	$162,007	$35,300
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the three months ended March 31, 2016 and 2015 (in years):

	Three Months Ended March 31,
	2016	2015
Acquired intangible assets	10.5	16.9
Acquired intangible liabilities	8.9	9.9
Subsequent to March 31, 2016, we completed investments with an aggregate purchase price of $204.8 million. The purchase prices of these buildings are subject to certain post-closing adjustments. Due to the recent nature of these investments, we have not completed our initial purchase price allocations with respect to these investments and therefore cannot provide disclosures at this time similar to those contained in Note 3 - Investments in Real Estate to our condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands, except weighted average remaining amortization):

	March 31, 2016		December 31, 2015
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$265,666	10.5	$249,824	11.0
Tenant relationships	180,845	10.4	180,925	10.4
Above market leases	25,203	6.0	24,974	6.0
Below market leasehold interests	35,706	63.2	34,606	63.0
	507,420		490,329
Accumulated amortization	(230,271)		(219,334)
Total	$277,149	16.5	$270,995	16.6

Liabilities:
Below market leases	$27,622	22.5	$22,240	27.2
Above market leasehold interests	11,632	53.6	11,582	53.7
	39,254		33,822
Accumulated amortization	(7,716)		(7,211)
Total	$31,538	33.2	$26,611	38.0
The following is a summary of the net intangible amortization for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization recorded against rental income related to above or below market leases	$337	$475
Rental expense related to above or below market leasehold interests	96	105
Amortization expense related to in place leases and tenant relationships	10,767	11,956
5. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Tenant receivables, net	$7,902	$5,820
Other receivables, net	10,069	11,882
Deferred financing costs, net	5,192	5,524
Deferred leasing costs, net	18,402	17,923
Straight-line rent receivables, net	67,907	65,543
Prepaid expenses, deposits, equipment and other, net	33,540	34,584
Derivative financial instruments - interest rate swaps	—	427
Total	$143,012	$141,703

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense related to deferred leasing costs	$1,052	$986
Interest expense related to deferred financing costs (1)	331	327

(1) For the three months ended March 31, 2015, amounts have been adjusted to reflect the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.
6. Debt
Debt consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Unsecured revolving credit facility	$296,000	$218,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	600,000	600,000
Fixed rate mortgages	296,392	298,030
Variable rate mortgages	28,864	28,988
	1,676,256	1,600,018
Deferred financing costs, net	(7,963)	(8,411)
Discount, net	(973)	(911)
Total	$1,667,320	$1,590,696
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
On February 11, 2015, we executed an amendment to the unsecured revolving credit and term loan facility (the “Unsecured Credit Agreement”) which added an additional lender and increased the amount available under the unsecured revolving credit facility from $800.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020 and is guaranteed by HTA.
Borrowings under the unsecured revolving credit facility accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2016, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
As of March 31, 2016, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2016 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.73% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$155.0 Million Unsecured Term Loan
As of March 31, 2016, HTALP had a $155.0 million unsecured term loan outstanding that is guaranteed by HTA. The loan matures on July 19, 2019, and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2016 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 Million Unsecured Senior Notes due 2021
As of March 31, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 Million Unsecured Senior Notes due 2023
As of March 31, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of March 31, 2016, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.89% to 6.49% per annum and a weighted average interest rate of 5.39% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.67% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2016 (in thousands):

Year	Amount
2016	$51,013
2017	116,626
2018	14,428
2019	464,281
2020	344,904
Thereafter	685,004
Total	$1,676,256
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
Deferred Financing Costs
As of March 31, 2016, the future amortization of deferred financing costs is as follows (in thousands):

Year	Amount
2016	$1,344
2017	1,640
2018	1,547
2019	1,442
2020	893
Thereafter	1,097
Total	$7,963

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of March 31, 2016, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
7. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of March 31, 2016 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(76)	Swap	6/15/2016
50,000	LIBOR	1.39	(860)	Swap	7/17/2019
105,000	LIBOR	1.24	(1,270)	Swap	7/17/2019
25,892	LIBOR + 1.45%	4.98	(2,529)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(142)	Swap	6/15/2016
50,000	LIBOR	1.39	(71)	Swap	7/17/2019
105,000	LIBOR	1.24	427	Swap	7/17/2019
26,092	LIBOR + 1.45%	4.98	(2,157)	Swap	5/1/2020
As of March 31, 2016 and December 31, 2015, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Receivables and other assets	$—	$427	Derivative financial instruments	$4,735	$2,370
There were no derivatives offset in our accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$—	$—	$—	$427	$(427)	$—
Liability derivatives	4,735	—	4,735	2,370	(427)	1,943

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have agreements with each of our interest rate swap derivative counterparties which provide that if we default on certain of our unsecured indebtedness, our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2016, there have been no termination events or events of default related to our interest rate swaps.
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
Common Stock Offerings
In January 2016, HTA entered into a new equity distribution agreement with respect to its at-the-market (“ATM”) offering program of common stock with an aggregate sales price of up to $300.0 million. During the three months ended March 31, 2016, HTA issued and sold 3,418,571 shares of common stock, at an average price of $27.25 per share and as of March 31, 2016, $206.8 million remained available for issuance under the ATM.
In April 2016, HTA completed an underwritten public offering of 5,980,000 shares of common stock at a price of $28.75 per share.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three months ended March 31, 2016 and 2015. On April 25, 2016, HTA declared a quarterly cash dividend of $0.295 per share to be paid on July 8, 2016 to stockholders of record for its common stock on July 1, 2016.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of March 31, 2016, there were 2,123,422 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The LTIP awards were fully expensed in 2013, except for 225,000 units that were forfeited in 2015.
Restricted Common Stock
For the three months ended March 31, 2016 and 2015, we recognized compensation expense of $1.8 million and $1.9 million, respectively, which were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2016, there was $6.7 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.8 years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our restricted common stock activity during the three months ended March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	487,850	$23.13	463,050	$20.90
Granted	194,151	27.17	172,115	26.98
Vested	(162,140)	22.65	(113,029)	21.99
Forfeited	(3,244)	24.23	(8,000)	22.08
Ending Balance	516,617	$24.79	514,136	$22.60
9. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$4,735	$—	$4,735
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$427	$—	$427
Liabilities:
Derivative financial instruments	$—	$2,370	$—	$2,370
Financial Instruments Reported at Fair Value - Non-Recurring
As of March 31, 2016, there were no assets measured at fair value on a non-recurring basis. The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands):

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of March 31, 2016, the fair value of the debt was $1,710.1 million compared to the carrying value of $1,667.3 million. As of December 31, 2015, the fair value of the debt was $1,619.7 million compared to the carrying value of $1,590.7 million.
10. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three months ended March 31, 2016 and 2015, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$10,036	$6,942
Net income attributable to noncontrolling interests	(176)	(138)
Net income attributable to common stockholders	$9,860	$6,804
Denominator:
Weighted average shares outstanding - basic	129,336	125,175
Dilutive shares	1,904	1,930
Weighted average shares outstanding - diluted	131,240	127,105
Earnings per common share - basic
Net income attributable to common stockholders	$0.08	$0.05
Earnings per common share - diluted
Net income attributable to common stockholders	$0.08	$0.05

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$10,036	$6,942
Net income attributable to noncontrolling interests	(31)	(33)
Net income attributable to common unitholders	$10,005	$6,909
Denominator:
Weighted average units outstanding - basic	131,242	126,330
Dilutive units	—	—
Weighted average units outstanding - diluted	131,242	126,330
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.05
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.05
12. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest paid	$13,062	$13,238
Income taxes paid	88	99

Supplemental Disclosure of Noncash Activities:
Investing Activities:
Accrued capital expenditures	$5,688	$1,464
Financing Activities:
Dividend distributions declared, but not paid	$38,784	$36,309

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of March 31, 2016 and December 31, 2015, together with results of operations and cash flows for the three months ended March 31, 2016 and 2015.
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
Forward-Looking Statements
Certain statements contained in this Quarterly Report constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Such statements include, in particular, statements about our plans, strategies and prospects and estimates regarding future MOB market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2015 Annual Report on Form 10-K, which is incorporated herein.

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
Since 2006, we have invested $3.7 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 16.2 million square feet of GLA throughout the U.S. Approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We continue to focus on building relationships with strong tenants and healthcare systems that are leaders in their markets. The leased rate for our portfolio was 92.1% (includes leases which have been executed, but which have not yet commenced) and the occupancy rate was 91.4% as of March 31, 2016. Approximately 60% of our annualized base rent as of March 31, 2016 was derived from tenants that have (or whose parent companies have) a credit rating from a nationally recognized rating agency.
Our portfolio is diversified geographically across 29 states, with no state having more than 14% of our total GLA as of March 31, 2016. We are concentrated in locations that we have determined to be strategic based on demographic trends and projected demand for MOBs, and we expect to continue to invest in these markets. We have concentrations in the following key markets and Top 75 metropolitan statistical areas (“MSAs”): Albany, Atlanta, Austin, Boston, Charleston, Columbus, Dallas, Denver, Greenville, Honolulu, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•	For the three months ended March 31, 2016, net income was $0.08 per diluted share, or $10.0 million, compared to $0.05 per diluted share, or $6.9 million, for the three months ended March 31, 2015.

•
For the three months ended March 31, 2016, HTA’s Normalized FFO was $0.40 per diluted share, or $52.1 million, an increase of $0.03 per diluted share, or 8.1%, compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, HTALP’s Normalized FFO was $0.40 per diluted unit, or $52.1 million, an increase of $0.03 per diluted unit, or 8.1%, compared to the three months ended March 31, 2015.

•
For additional information on Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the three months ended March 31, 2016, our total revenue increased 8.9%, or $8.8 million, to $107.3 million, compared to the three months ended March 31, 2015.

•	For the three months ended March 31, 2016, our Net Operating Income (“NOI”) increased 9.1%, or $6.1 million, to $74.0 million, compared to the three months ended March 31, 2015.

•	For the three months ended March 31, 2016, our Same-Property Cash NOI increased 3.0%, or $1.9 million, to $64.4 million, compared to the three months ended March 31, 2015.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth Through Proactive Asset Management Leasing and Property Management

•	As of March 31, 2016, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.1% by GLA and our occupancy rate was 91.4% by GLA.

•	We entered into new and renewal leases on approximately 254,000 square feet of GLA, or 1.6% of our portfolio, during the three months ended March 31, 2016.

•
Tenant retention for the Same-Property portfolio was 82% for the quarter, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of March 31, 2016, our in-house property management and leasing platform operated approximately 15.7 million square feet of GLA, or 97% of our total portfolio.
Key Market Focused Strategy and Investments
We have been one of the most active investors in the medical office sector over the last ten years and have developed a strong presence across 15 to 20 key markets. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•
As of March 31, 2016, we had approximately 700,000 to 1.0 million square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

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

•
During the three months ended March 31, 2016, we acquired investments of $162.0 million located in our key markets of Charleston and Houston, and in New England where we strategically expanded our presence in New Haven, Connecticut. The majority of these investments were located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

Financial Strategy and Balance Sheet Flexibility

•
As of March 31, 2016, we had total liquidity of $562.3 million, including cash and cash equivalents of $13.8 million and $548.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit). Our leverage ratio of debt to capitalization was 30.0% as of March 31, 2016.

•	During the three months ended March 31, 2016, we issued and sold approximately $93.2 million of common stock through the ATM, at an average price of $27.25 per share.
Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed herein.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, in our 2015 Annual Report on Form 10-K that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.

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
Investment Activity
During the three months ended March 31, 2016, we had investments with an aggregate purchase price of $162.0 million and no dispositions. During the three months ended March 31, 2015, we had investments with an aggregate purchase price of $35.3 million and no dispositions. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
As of March 31, 2016, we owned and operated approximately 16.2 million square feet of GLA, with a 92.1% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.4% occupancy rate. As of March 31, 2015, we owned and operated approximately 15.0 million square feet of GLA, with a 91.7% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.3% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three months ended March 31, 2016 and 2015, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual rental income	$103,812	$95,243
Straight-line rent and amortization of above/below market leases	2,073	2,131
Other operating revenue	1,365	1,078
Total	$107,250	$98,452
Contractual rental income, which includes expense reimbursements, increased $8.6 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily due to $10.1 million of additional contractual rental income from our 2015 and 2016 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2015. For the three months ended March 31, 2016, we entered into new and renewal leases of approximately 254,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $22.37 per square foot of GLA. Expiring leases had an average ending annual base rent that was $22.06 per square foot of GLA. Lease rates can vary between markets and rates that are considered above or below current market rent may change over time. Leases that expired in 2016 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the three months ended March 31, 2016, new leases had tenant improvements, leasing commissions and tenant concessions of $27.38, $4.34 and $5.05 per square foot of GLA, respectively, compared to $23.49, $4.81 and $5.93 per square foot of GLA, respectively, for the three months ended March 31, 2015. The average term for new leases executed was 5.8 years and 7.2 years for the three months ended March 31, 2016 and 2015, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $6.00, $1.09 and $1.07 per square foot of GLA, respectively, for the three months ended March 31, 2016, compared to $3.17, $0.82 and $0.36 per square foot of GLA, respectively, for the three months ended March 31, 2015. The average term for renewal leases executed was 3.7 years and 4.4 years for the three months ended March 31, 2016 and 2015, respectively.
Rental Expenses
For the three months ended March 31, 2016 and 2015, rental expenses attributable to our properties were $33.4 million and $30.7 million, respectively. The increase in rental expenses was primarily due to $5.0 million of additional rental expenses associated with our 2015 and 2016 acquisitions, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2015.
General and Administrative Expenses
For the three months ended March 31, 2016 and 2015, general and administrative expenses were $6.8 million and $6.6 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.

Acquisition-Related Expenses
For the three months ended March 31, 2016 and 2015, acquisition-related expenses were $1.8 million and $1.4 million, respectively. The increase in acquisition-related expenses was primarily due to increased acquisition activity during 2016.
Depreciation and Amortization Expense
For the three months ended March 31, 2016 and 2015, depreciation and amortization expense was $37.8 million and $36.6 million, respectively. The increase in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $0.4 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily due to the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate, partially offset by net borrowings we had on our Unsecured Credit Agreement. During the three months ended March 31, 2016, the fair market value of our derivatives decreased $2.8 million, compared to a net decrease of $2.0 million during the three months ended March 31, 2015.
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
NOI and Same-Property Cash NOI
NOI increased $6.1 million to $74.0 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily due to $6.2 million of additional NOI from our 2015 and 2016 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2015 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $1.9 million to $64.4 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from the sales of real estate property and impairment write-downs of depreciable assets, plus depreciation and amortization related to investments in real estate, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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

We also compute Normalized FFO, which excludes from FFO: (i) acquisition-related expenses; (ii) gain or loss on change in fair value of derivative financial instruments; (iii) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (iv) other normalizing items, which include items that are unusual and infrequent in nature. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average shares of HTA common stock or HTALP partnership units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$9,860	$6,804
Depreciation and amortization expense related to investments in real estate	37,521	36,280
FFO attributable to common stockholders	$47,381	$43,084
Acquisition-related expenses	1,813	1,357
Loss on change in fair value of derivative financial instruments, net	2,792	2,010
Noncontrolling income from partnership units included in diluted shares	145	105
Other normalizing items, net	(16)	89
Normalized FFO attributable to common stockholders	$52,115	$46,645

Net income attributable to common stockholders per diluted share	$0.08	$0.05
FFO adjustments per diluted share, net	0.28	0.29
FFO attributable to common stockholders per diluted share	$0.36	$0.34
Normalized FFO adjustments per diluted share, net	0.04	0.03
Normalized FFO attributable to common stockholders per diluted share	$0.40	$0.37

Weighted average diluted common shares outstanding	131,240	127,105
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common unitholders	$10,005	$6,909
Depreciation and amortization expense related to investments in real estate	37,521	36,280
FFO attributable to common unitholders	$47,526	$43,189
Acquisition-related expenses	1,813	1,357
Loss on change in fair value of derivative financial instruments, net	2,792	2,010
Other normalizing items, net	(16)	89
Normalized FFO attributable to common unitholders	$52,115	$46,645

Net income attributable to common unitholders per diluted unit	$0.08	$0.05
FFO adjustments per diluted unit, net	0.28	0.29
FFO attributable to common unitholders per diluted unit	$0.36	$0.34
Normalized FFO adjustments per diluted unit, net	0.04	0.03
Normalized FFO attributable to common unitholders per diluted unit	$0.40	$0.37

Weighted average diluted common units outstanding	131,242	126,330

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
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “Same-Property”. Same-Property Cash NOI excludes properties which have not been owned and operated during the entire span of all periods presented excluding properties intended for disposition in the near term, notes receivable interest income and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$10,036	$6,942
General and administrative expenses	6,773	6,575
Acquisition-related expenses	1,813	1,357
Depreciation and amortization expense	37,828	36,595
Interest expense and net change in fair value of derivative financial instruments	17,565	16,369
Other income	(53)	(15)
NOI	$73,962	$67,823
Straight-line rent adjustments, net	(1,451)	(2,019)
Amortization of below and above market leases/leasehold interests, net	433	580
Lease termination fees	(16)	(11)
Cash NOI	$72,928	$66,373
Non Same-Property Cash NOI	(8,521)	(3,867)
Same-Property Cash NOI (1)	$64,407	$62,506

(1) Same-Property includes 278 buildings for the three months ended March 31, 2016 and 2015.
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

As of March 31, 2016, we had liquidity of $562.3 million, including $548.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $13.8 million of cash and cash equivalents. In April 2016, we completed an underwritten public offering of 5,980,000 shares of common stock at a price of $28.75 per share.
As of March 31, 2016, $206.8 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $3.1 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2016, we estimate that our expenditures for capital improvements for the remainder of 2016 will range from $15 million to $20 million depending on leasing activity. As of March 31, 2016, we had $10.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Cash and cash equivalents - beginning of period	$13,070	$10,413	$2,657
Net cash provided by operating activities	40,452	37,195	3,257
Net cash used in investing activities	(168,309)	(42,145)	(126,164)
Net cash provided by financing activities	128,614	8,054	120,560
Cash and cash equivalents - end of period	$13,827	$13,517	$310
Net cash provided by operating activities increased in 2016 primarily due to the impact of our 2015 and 2016 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2015 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the three months ended March 31, 2016, net cash used in investing activities primarily related to the investment in real estate of $158.7 million and capital expenditures of $8.8 million. For the three months ended March 31, 2015, net cash used in investing activities primarily related to the investment in real estate of $35.3 million and capital expenditures of $6.5 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the three months ended March 31, 2016, net cash provided by financing activities primarily related to net borrowings of $78.0 million on our Unsecured Credit Agreement and the net proceeds of shares of common stock issued of $91.8 million, partially offset by dividends paid to holders of our common stock of $37.5 million. For the three months ended March 31, 2015, net cash provided by financing activities primarily related to net borrowings of $66.0 million on our Unsecured Credit Agreement, partially offset by dividends paid to holders of our common stock of $36.3 million and payments on our mortgage and term loans of $20.0 million.

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
For the three months ended March 31, 2016, HTA paid cash dividends of $37.5 million. In April 2016, HTA paid cash dividends of $38.5 million for the quarter ended March 31, 2016. On April 25, 2016, HTA declared a quarterly cash dividend of $0.295 per share to be paid on July 8, 2016 to stockholders of record on July 1, 2016.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of March 31, 2016, our leverage ratio of debt to capitalization was 30.0%.
As of March 31, 2016, we had debt outstanding of $1.7 billion and the weighted average interest rate was 3.21% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 6 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2016, $548.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. In February 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of March 31, 2016, we had $455.0 million of unsecured term loans outstanding, comprised of a $300.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of March 31, 2016, we had $300.0 million of unsecured senior notes that mature in July 2021 and $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the three months ended March 31, 2016, we made payments of $1.8 million on our mortgage loans and have $51.0 million of principal payments due on current outstanding indebtedness during the remainder of 2016.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2015 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2016, we believe that we were in compliance with all such covenants and we are not aware of any covenants that are reasonably likely that we would not be able to meet.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2016, we had no off-balance sheet arrangements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2015 Annual Report on Form 10-K. The table below presents, as of March 31, 2016, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$50,614	$116,062	$13,820	$8,626	$22,266	$685,004	$896,392
Weighted average interest rate on fixed rate debt (per annum)	5.79%	5.92%	6.23%	5.58%	6.14%	3.75%	4.26%
Variable rate debt	$399	$564	$608	$455,655	$322,638	$—	$779,864
Weighted average interest rate on variable rate debt based on forward rates in effect as of March 31, 2016 (per annum)	1.91%	2.18%	2.40%	2.53%	2.51%	—%	1.67%
As of March 31, 2016, we had $1.7 billion fixed and variable rate debt with interest rates ranging from 1.49% to 6.49% per annum and a weighted average interest rate of 3.06% per annum, excluding the impact of interest rate swaps. We had $896.4 million (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 4.26% per annum and $779.9 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 1.67% per annum as of March 31, 2016, excluding the impact of interest rate swaps.
As of March 31, 2016, the fair value of our fixed rate debt was $922.8 million and the fair value of our variable rate debt was $787.3 million based upon prevailing market rates as of March 31, 2016.
As of March 31, 2016, we had interest rate swaps outstanding that effectively fix $280.9 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.01% and 3.21% per annum, respectively.
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
As of March 31, 2016, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
April 27, 2016

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
As of March 31, 2016, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
April 27, 2016

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2016, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	60,910	$26.90	—	—
February 1, 2016 to February 29, 2016	9,464	27.71	—	—
March 1, 2016 to March 31, 2016	—	—	—	—

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

Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included, and incorporated by reference, in this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 27, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 27, 2016

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 27, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 27, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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