Form 10-Q
period 2016-06-30
Healthcare Trust of America Holdings, LP; Healthcare Trust of America Holdings, LP
filed 2016-08-02
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of July 27, 2016, there were 137,942,553 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended June 30, 2016 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2016, HTA owned a 96.9% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$357,602	$303,706
Building and improvements	3,240,979	2,901,157
Lease intangibles	459,490	430,749
	4,058,071	3,635,612
Accumulated depreciation and amortization	(741,186)	(676,144)
Real estate investments, net	3,316,885	2,959,468
Cash and cash equivalents	8,148	13,070
Restricted cash and escrow deposits	16,268	15,892
Receivables and other assets, net	145,851	141,703
Other intangibles, net	45,137	42,167
Total assets	$3,532,289	$3,172,300
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,631,642	$1,590,696
Accounts payable and accrued liabilities	90,123	94,933
Derivative financial instruments - interest rate swaps	5,393	2,370
Security deposits, prepaid rent and other liabilities	46,241	46,295
Intangible liabilities, net	37,226	26,611
Total liabilities	1,810,625	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	9,462	4,437
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 137,752,741 and 127,026,839 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,378	1,270
Additional paid-in capital	2,625,269	2,328,806
Cumulative dividends in excess of earnings	(1,006,888)	(950,652)
Total stockholders’ equity	1,619,759	1,379,424
Noncontrolling interests	92,443	27,534
Total equity	1,712,202	1,406,958
Total liabilities and equity	$3,532,289	$3,172,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$113,144	$99,243	$220,394	$197,695
Interest and other operating income	90	68	155	136
Total revenues	113,234	99,311	220,549	197,831
Expenses:
Rental	35,061	29,237	68,414	59,934
General and administrative	6,813	6,224	13,586	12,799
Acquisition-related	2,062	1,101	3,875	2,458
Depreciation and amortization	44,738	38,066	82,566	74,661
Impairment	—	1,655	—	1,655
Total expenses	88,674	76,283	168,441	151,507
Income before other income (expense)	24,560	23,028	52,108	46,324
Interest expense:
Interest related to derivative financial instruments	(659)	(820)	(1,304)	(1,375)
(Loss) gain on change in fair value of derivative financial instruments, net	(658)	1,314	(3,450)	(696)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(1,317)	494	(4,754)	(2,071)
Interest related to debt	(13,989)	(14,159)	(28,117)	(27,963)
Gain on sale of real estate, net	4,212	—	4,212	—
(Loss) gain on extinguishment of debt, net	(22)	121	(22)	121
Other income	72	4	125	19
Net income	$13,516	$9,488	$23,552	$16,430
Net income attributable to noncontrolling interests (1)	(442)	(196)	(618)	(334)
Net income attributable to common stockholders	$13,074	$9,292	$22,934	$16,096
Earnings per common share - basic:
Net income attributable to common stockholders	$0.10	$0.07	$0.17	$0.13
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.09	$0.07	$0.17	$0.13
Weighted average common shares outstanding:
Basic	136,528	125,194	132,932	125,184
Diluted	140,512	127,124	135,876	127,114
Dividends declared per common share	$0.295	$0.290	$0.590	$0.580

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421
Share-based award transactions, net	155	1	3,103	—	3,104	—	3,104
Repurchase and cancellation of common stock	(48)	—	(1,298)	—	(1,298)	—	(1,298)
Dividends declared	—	—	—	(72,595)	(72,595)	(1,123)	(73,718)
Net income	—	—	—	16,096	16,096	277	16,373
Balance as of June 30, 2015	125,194	$1,252	$2,283,737	$(892,543)	$1,392,446	$28,436	$1,420,882

Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock, net	10,399	105	291,580	—	291,685	—	291,685
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	70,754	70,754
Share-based award transactions, net	203	2	3,031	—	3,033	—	3,033
Repurchase and cancellation of common stock	(83)	(1)	(2,286)	—	(2,287)	—	(2,287)
Redemption of noncontrolling interest and other	207	2	4,138	—	4,140	(4,598)	(458)
Dividends declared	—	—	—	(79,170)	(79,170)	(1,838)	(81,008)
Net income	—	—	—	22,934	22,934	591	23,525
Balance as of June 30, 2016	137,753	$1,378	$2,625,269	$(1,006,888)	$1,619,759	$92,443	$1,712,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,552	$16,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	81,362	72,905
Share-based compensation expense	3,033	3,104
Bad debt expense	386	289
Gain on sale of real estate, net	(4,212)	—
Impairment	—	1,655
Loss (gain) on extinguishment of debt, net	22	(121)
Change in fair value of derivative financial instruments	3,450	696
Changes in operating assets and liabilities:
Receivables and other assets, net	(667)	(3,885)
Accounts payable and accrued liabilities	(5,983)	(12,024)
Prepaid rent and other liabilities	(4,543)	8,117
Net cash provided by operating activities	96,400	87,166
Cash flows from investing activities:
Investments in real estate	(336,760)	(224,345)
Proceeds from the sale of real estate	23,368	—
Capital expenditures	(21,826)	(13,131)
Restricted cash, escrow deposits and other assets	(426)	4,550
Net cash used in investing activities	(335,644)	(232,926)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	336,000	361,000
Payments on unsecured revolving credit facility	(293,000)	(167,000)
Borrowings on unsecured term loans	—	100,000
Payments on secured real estate term loan and mortgage loans	(22,791)	(67,171)
Deferred financing costs	—	(276)
Security deposits	765	183
Proceeds from issuance of common stock	292,984	—
Repurchase and cancellation of common stock	(2,287)	(1,298)
Dividends paid	(76,018)	(72,584)
Distributions paid to noncontrolling interest of limited partners	(1,331)	(930)
Net cash provided by financing activities	234,322	151,924
Net change in cash and cash equivalents	(4,922)	6,164
Cash and cash equivalents - beginning of period	13,070	10,413
Cash and cash equivalents - end of period	$8,148	$16,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$357,602	$303,706
Building and improvements	3,240,979	2,901,157
Lease intangibles	459,490	430,749
	4,058,071	3,635,612
Accumulated depreciation and amortization	(741,186)	(676,144)
Real estate investments, net	3,316,885	2,959,468
Cash and cash equivalents	8,148	13,070
Restricted cash and escrow deposits	16,268	15,892
Receivables and other assets, net	145,851	141,703
Other intangibles, net	45,137	42,167
Total assets	$3,532,289	$3,172,300
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,631,642	$1,590,696
Accounts payable and accrued liabilities	90,123	94,933
Derivative financial instruments - interest rate swaps	5,393	2,370
Security deposits, prepaid rent and other liabilities	46,241	46,295
Intangible liabilities, net	37,226	26,611
Total liabilities	1,810,625	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	9,462	4,437
Partners’ Capital:
Limited partners’ capital, 4,343,197 and 1,929,942 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	92,173	27,264
General partners’ capital, 137,752,741 and 127,026,839 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,620,029	1,379,694
Total partners’ capital	1,712,202	1,406,958
Total liabilities and partners’ capital	$3,532,289	$3,172,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$113,144	$99,243	$220,394	$197,695
Interest and other operating income	90	68	155	136
Total revenues	113,234	99,311	220,549	197,831
Expenses:
Rental	35,061	29,237	68,414	59,934
General and administrative	6,813	6,224	13,586	12,799
Acquisition-related	2,062	1,101	3,875	2,458
Depreciation and amortization	44,738	38,066	82,566	74,661
Impairment	—	1,655	—	1,655
Total expenses	88,674	76,283	168,441	151,507
Income before other income (expense)	24,560	23,028	52,108	46,324
Interest expense:
Interest related to derivative financial instruments	(659)	(820)	(1,304)	(1,375)
(Loss) gain on change in fair value of derivative financial instruments, net	(658)	1,314	(3,450)	(696)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(1,317)	494	(4,754)	(2,071)
Interest related to debt	(13,989)	(14,159)	(28,117)	(27,963)
Gain on sale of real estate, net	4,212	—	4,212	—
(Loss) gain on extinguishment of debt, net	(22)	121	(22)	121
Other income	72	4	125	19
Net income	$13,516	$9,488	$23,552	$16,430
Net loss (income) attributable to noncontrolling interests	4	(24)	(27)	(57)
Net income attributable to common unitholders	$13,520	$9,464	$23,525	$16,373
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.10	$0.07	$0.17	$0.13
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.10	$0.07	$0.17	$0.13
Weighted average common units outstanding:
Basic	140,512	127,203	135,877	127,266
Diluted	140,512	127,203	135,877	127,266
Dividends declared per common unit	$0.295	$0.290	$0.590	$0.580
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Share-based award transactions, net	155	3,104	(225)	—	3,104
Redemption and cancellation of general partner units	(48)	(1,298)	—	—	(1,298)
Distributions declared	—	(72,595)	—	(1,123)	(73,718)
Net income	—	16,096	—	277	16,373
Balance as of June 30, 2015	125,194	$1,392,716	1,930	$28,166	$1,420,882

Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units, net	10,399	291,685	—	—	291,685
Issuance of limited partner units in connection with an acquisition	—	—	2,620	70,754	70,754
Share-based award transactions, net	203	3,033	—	—	3,033
Redemption and cancellation of general partner units	(83)	(2,287)	—	—	(2,287)
Redemption of limited partner units and other	207	4,140	(207)	(4,598)	(458)
Distributions declared	—	(79,170)	—	(1,838)	(81,008)
Net income	—	22,934	—	591	23,525
Balance as of June 30, 2016	137,753	$1,620,029	4,343	$92,173	$1,712,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,552	$16,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	81,362	72,905
Share-based compensation expense	3,033	3,104
Bad debt expense	386	289
Gain on sale of real estate, net	(4,212)	—
Impairment	—	1,655
Loss (gain) on extinguishment of debt, net	22	(121)
Change in fair value of derivative financial instruments	3,450	696
Changes in operating assets and liabilities:
Receivables and other assets, net	(667)	(3,885)
Accounts payable and accrued liabilities	(5,983)	(12,024)
Prepaid rent and other liabilities	(4,543)	8,117
Net cash provided by operating activities	96,400	87,166
Cash flows from investing activities:
Investments in real estate	(336,760)	(224,345)
Proceeds from the sale of real estate	23,368	—
Capital expenditures	(21,826)	(13,131)
Restricted cash, escrow deposits and other assets	(426)	4,550
Net cash used in investing activities	(335,644)	(232,926)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	336,000	361,000
Payments on unsecured revolving credit facility	(293,000)	(167,000)
Borrowings on unsecured term loans	—	100,000
Payments on secured real estate term loan and mortgage loans	(22,791)	(67,171)
Deferred financing costs	—	(276)
Security deposits	765	183
Proceeds from issuance of general partner units	292,984	—
Repurchase and cancellation of general partner units	(2,287)	(1,298)
Distributions paid to general partner	(76,018)	(72,584)
Distributions paid to limited partners and redeemable noncontrolling interests	(1,331)	(930)
Net cash provided by financing activities	234,322	151,924
Net change in cash and cash equivalents	(4,922)	6,164
Cash and cash equivalents - beginning of period	13,070	10,413
Cash and cash equivalents - end of period	$8,148	$16,577
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of June 30, 2016, HTA owned a 96.9% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings (“MOBs”) in the United States (“U.S.”) based on gross leasable area (“GLA”). We invest in MOBs that will serve the future of healthcare delivery; primarily located on health system campuses, around university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our portfolio consists of MOBs and other facilities that serve the healthcare industry with an aggregate purchase price of $4.0 billion through June 30, 2016.
Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2016, except as noted below regarding the adoption of U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis and ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.
Principles of Consolidation
As of January 1, 2016, the Company adopted FASB ASU 2015-02, Amendments to the Consolidation Analysis, as described below in “Recently Issued or Adopted Accounting Pronouncements”, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for VIEs. The consolidated financial statements include the accounts of HTA and its subsidiaries and consolidated joint venture arrangements. The portions of the operating partnership not owned by HTA are presented as non-controlling interests in HTA’s consolidated balance sheets and statements of operations, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by HTA are presented as redeemable non-controlling interests in HTA’s consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued limited partner units in HTALP (“OP Units”). Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of June 30, 2016 and December 31, 2015, there were approximately 4.3 million and 1.9 million, respectively, of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Our analysis of FASB ASU 2015-02 was concluded that the Company’s operating partnership and other joint venture arrangements are VIEs, as the limited partners in the related partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates its interest in the operating partnership and other joint venture arrangements. Although, as the Company holds what is deemed a majority voting interest in the operating partnership and other joint venture arrangements, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs. The Company will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2016 and 2015 was $29.9 million and $24.7 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2016 and 2015 was $55.6 million and $48.0 million, respectively.

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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 will supersede the existing guidance for lease accounting and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments. Within ASU 2016-02 lessor accounting remained fairly unchanged. In adopting ASU 2016-02, companies will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Compensation Accounting. ASU 2016-09 includes multiple provisions intended to simplify various aspects of accounting for share-based compensation which includes, but is not limited to, the requirement that excess tax benefits be recorded within the income statement as opposed to additional paid-in-capital and treated as an operating activity within the statement of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Real Estate
For the six months ended June 30, 2016, our investments had an aggregate purchase price of $435.8 million. We incurred $2.1 million of costs attributable to these investments, which were recorded in acquisition-related expenses in the accompanying condensed consolidated statements of operations. As part of the acquisitions, we assumed mortgage loans with an aggregate fair value of $19.9 million and issued 2,620,512 operating partnership units with a market value of $70.8 million.
The following investments were determined to be individually not significant, but significant on a collective basis. The actual revenues and earnings since the investment dates as well as the supplementary proforma information assuming these investments occurred as of the beginning of the prior periods, were not material to us. The purchase price allocation for each of our investments are preliminary and subject to change until allocations are finalized, which will be no later than 12 months from the date of acquisition. The preliminary allocations for these investments are set forth below in the aggregate for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Land	$53,806	$11,240
Building and improvements	347,729	200,071
Below market leasehold interests	1,404	2,350
Above market leases	3,582	3,279
In place leases	37,768	19,403
Below market leases	(12,066)	(5,912)
Above market leasehold interests	(50)	(6,086)
Below market debt	487	—
Net assets acquired	432,660	224,345
Other, net	3,183	1,165
Aggregate purchase price	$435,843	$225,510
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the six months ended June 30, 2016 and 2015 (in years):

	Six Months Ended June 30,
	2016	2015
Acquired intangible assets	9.5	15.5
Acquired intangible liabilities	8.8	47.0
4. Dispositions
During the three months ended June 30, 2016, we completed a disposition of four senior care facilities for an aggregate gross sales price of $26.5 million, generating a gain of $4.2 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands, except weighted average remaining amortization):

	June 30, 2016		December 31, 2015
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$282,494	10.3	$249,824	11.0
Tenant relationships	176,996	10.4	180,925	10.4
Above market leases	27,475	6.6	24,974	6.0
Below market leasehold interests	36,011	62.8	34,606	63.0
	522,976		490,329
Accumulated amortization	(236,864)		(219,334)
Total	$286,112	16.2	$270,995	16.6

Liabilities:
Below market leases	$33,700	19.4	$22,240	27.2
Above market leasehold interests	11,632	53.4	11,582	53.7
	45,332		33,822
Accumulated amortization	(8,106)		(7,211)
Total	$37,226	29.3	$26,611	38.0
The following is a summary of the net intangible amortization for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization recorded against rental income related to above or (below) market leases	$(20)	$444	$317	$919
Rental expense related to above or (below) market leasehold interests	107	128	203	233
Amortization expense related to in place leases and tenant relationships	13,450	12,149	24,217	24,105
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Tenant receivables, net	$6,310	$5,820
Other receivables, net	11,679	11,882
Deferred financing costs, net	4,861	5,524
Deferred leasing costs, net	18,920	17,923
Straight-line rent receivables, net	70,048	65,543
Prepaid expenses, deposits, equipment and other, net	34,033	34,584
Derivative financial instruments - interest rate swaps	—	427
Total	$145,851	$141,703

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense related to deferred leasing costs	$1,092	$942	$2,144	$1,928
Interest expense related to deferred financing costs (1)	332	338	663	665

(1) For the three and six months ended June 30, 2015, amounts have been adjusted to reflect the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.
7. Debt
Debt consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Unsecured revolving credit facility	$261,000	$218,000
Unsecured term loans	455,000	455,000
Unsecured senior notes	600,000	600,000
Fixed rate mortgages	285,223	298,030
Variable rate mortgages	39,376	28,988
	1,640,599	1,600,018
Deferred financing costs, net	(7,495)	(8,411)
Discount, net	(1,462)	(911)
Total	$1,631,642	$1,590,696
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2016, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
As of June 30, 2016, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. Borrowings accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2016 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.77% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$155.0 Million Unsecured Term Loan
As of June 30, 2016, HTALP had a $155.0 million unsecured term loan outstanding that is guaranteed by HTA. The loan matures on July 19, 2019, and the interest rate thereon is equal to LIBOR, plus a margin ranging from 1.55% to 2.40% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2016 was 1.70% per annum. We have interest rate swaps in place that fix the interest rate at 2.99% per annum, based on our current credit rating. The maximum principal amount under this unsecured term loan may be increased by us, subject to such additional financing being provided by our existing lender.
$300.0 Million Unsecured Senior Notes due 2021
As of June 30, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 Million Unsecured Senior Notes due 2023
As of June 30, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
Fixed and Variable Rate Mortgages
As of June 30, 2016, HTALP and its subsidiaries had fixed and variable rate mortgages with interest rates ranging from 1.95% to 6.49% per annum and a weighted average interest rate of 5.27% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.58% per annum.
Subsequent Events
Subsequent to June 30, 2016, through the date this Quarterly Report is filed with the SEC, we issued $350.0 million of senior unsecured 10-year notes, with a coupon of 3.50% per annum due August 1, 2026. We intend to use the net proceeds from the offering to repay a portion of the outstanding indebtedness under our revolving credit and term loan facility and for general corporate purposes, including, without limitation, working capital and investment in real estate.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2016 (in thousands):

Year	Amount
2016	$30,485
2017	117,409
2018	15,246
2019	465,135
2020	310,795
Thereafter	701,529
Total	$1,640,599
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs
As of June 30, 2016, the future amortization of deferred financing costs is as follows (in thousands):

Year	Amount
2016	$893
2017	1,636
2018	1,543
2019	1,437
2020	889
Thereafter	1,097
Total	$7,495
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of June 30, 2016, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of June 30, 2016 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$50,000	LIBOR	1.39%	$(1,076)	Swap	7/17/2019
105,000	LIBOR	1.24	(1,763)	Swap	7/17/2019
25,685	LIBOR + 1.45%	4.98	(2,554)	Swap	5/1/2020
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(142)	Swap	6/15/2016
50,000	LIBOR	1.39	(71)	Swap	7/17/2019
105,000	LIBOR	1.24	427	Swap	7/17/2019
26,092	LIBOR + 1.45%	4.98	(2,157)	Swap	5/1/2020
As of June 30, 2016 and December 31, 2015, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Receivables and other assets	$—	$427	Derivative financial instruments	$5,393	$2,370

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no derivatives offset in our accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$—	$—	$—	$427	$(427)	$—
Liability derivatives	5,393	—	5,393	2,370	(427)	1,943
We have agreements with each of our interest rate swap derivative counterparties which provide that if we default on certain of our unsecured indebtedness, our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of June 30, 2016, there have been no termination events or events of default related to our interest rate swaps.
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
Common Stock Offerings
During the second quarter of 2016, HTA completed an underwritten public offering of 5,980,000 shares of common stock at a price of $28.75 per share.
In January 2016, HTA entered into a new equity distribution agreement with respect to its at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $300.0 million. During the six months ended June 30, 2016, HTA issued and sold 4,418,571 shares of its common stock, at an average price of $27.82 per share, and as of June 30, 2016, $177.1 million remained available for issuance under the ATM.
Common Unit Offerings
During the second quarter of 2016, HTA issued 2,620,512 partnership units in HTALP for approximately $70.8 million in connection with an acquisition transaction.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three and six months ended June 30, 2016 and 2015. On August 1, 2016, HTA declared a quarterly cash dividend of $0.30 per share to be paid on October 7, 2016 to stockholders of record of its common stock on October 3, 2016.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of June 30, 2016, there were 2,111,490 awards available for grant under the Plan.

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
Restricted Common Stock
For the three and six months ended June 30, 2016, we recognized compensation expense of $1.2 million and $3.0 million, respectively. For the three and six months ended June 30, 2015, we recognized compensation expense of $1.2 million and $3.1 million, respectively. Compensation expense for the three and six months ended June 30, 2016 and 2015 were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2016, there was $6.1 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.7 years.
The following is a summary of our restricted common stock activity during the six months ended June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	487,850	$23.13	463,050	$20.90
Granted	225,006	27.49	174,948	26.95
Vested	(195,559)	22.84	(114,529)	21.89
Forfeited	(22,167)	26.10	(19,898)	22.75
Ending Balance	495,130	$25.09	503,571	$22.63
10. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$5,393	$—	$5,393
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Reported at Fair Value - Non-Recurring
As of June 30, 2016, there were no assets measured at fair value on a non-recurring basis. The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$547	$—	$547

(1) During the year ended December 31, 2015, we recognized a $0.9 million impairment charge to the carrying value of an MOB. The estimated fair value as of December 31, 2015 was based upon a pending sales agreement pertaining to this MOB.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of June 30, 2016, the fair value of the debt was $1,687.1 million compared to the carrying value of $1,631.6 million. As of December 31, 2015, the fair value of the debt was $1,619.7 million compared to the carrying value of $1,590.7 million.
11. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and six months ended June 30, 2016 and 2015, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$13,516	$9,488	$23,552	$16,430
Net income attributable to noncontrolling interests	(442)	(196)	(618)	(334)
Net income attributable to common stockholders	$13,074	$9,292	$22,934	$16,096
Denominator:
Weighted average shares outstanding - basic	136,528	125,194	132,932	125,184
Dilutive shares	3,984	1,930	2,944	1,930
Weighted average shares outstanding - diluted	140,512	127,124	135,876	127,114
Earnings per common share - basic
Net income attributable to common stockholders	$0.10	$0.07	$0.17	$0.13
Earnings per common share - diluted
Net income attributable to common stockholders	$0.09	$0.07	$0.17	$0.13

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$13,516	$9,488	$23,552	$16,430
Net loss (income) attributable to noncontrolling interests	4	(24)	(27)	(57)
Net income attributable to common unitholders	$13,520	$9,464	$23,525	$16,373
Denominator:
Weighted average units outstanding - basic	140,512	127,203	135,877	127,266
Dilutive units	—	—	—	—
Weighted average units outstanding - diluted	140,512	127,203	135,877	127,266
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.10	$0.07	$0.17	$0.13
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.10	$0.07	$0.17	$0.13
13. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,749	$26,684
Income taxes paid	788	541

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$2,961	$2,839
Note receivable included in the consideration of a disposition	3,000	—
Debt assumed in connection with an acquisition	20,376	—
Issuance of operating partnership units in connection with an acquisition	70,754	—
Redeemable noncontrolling interest assumed in connection with an acquisition	5,231	—
Dividend distributions declared, but not paid	41,770	36,307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of June 30, 2016 and December 31, 2015, together with results of operations and cash flows for the three and six months ended June 30, 2016 and 2015.
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
Forward-Looking Statements
Certain statements contained in this Quarterly Report constitute forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Such statements include, in particular, statements about our plans, strategies, prospects and estimates regarding future MOB market performance. Additionally, such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially and in adverse ways from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Forward-looking statements are generally identifiable by the use of such terms as “expect,” “project,” “may,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “pro forma” or the negative of such terms and other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report is filed with the SEC. We cannot guarantee the accuracy of any such forward-looking statements contained in this Quarterly Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. based on the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that will serve the future of healthcare delivery; primarily located on health system campuses, are around university medical centers, or are in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.
Since 2006, we have invested $4.0 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.0 million square feet of GLA throughout the U.S. As of June 30, 2016, approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of June 30, 2016. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends, on average, that we expect will drive demand for MOBs. Approximately 91% of our portfolio, based on GLA, is located in top 75 metropolitan statistical areas (“MSAs”) including concentrations in: Albany, Atlanta, Austin, Boston, Charleston, Columbus, Dallas, Denver, Greenville, Hartford/New Haven, Honolulu, Houston, Indianapolis, Miami, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2016, our total revenue increased 14.0%, or $13.9 million, to $113.2 million, compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, our total revenue increased 11.5%, or $22.7 million, to $220.5 million, compared to the six months ended June 30, 2015.

•
For the three months ended June 30, 2016, net income attributable to common stockholders was $0.09 per diluted share, or $13.1 million, compared to $0.07 per diluted share, or $9.3 million, for the three months ended June 30, 2015. For the six months ended June 30, 2016, net income attributable to common stockholders was $0.17 per diluted share, or $22.9 million, compared to $0.13 per diluted share, or $16.1 million, for the six months ended June 30, 2015.

•
For the three months ended June 30, 2016, HTA’s FFO was $0.38 per diluted share, or $53.3 million, consistent to the three months ended June 30, 2015. For the six months ended June 30, 2016, HTA’s FFO was $0.74 per diluted share, or $100.7 million, an increase of $0.02 per diluted share, or 2.8%, compared to the six months ended June 30, 2015.

•
For the three months ended June 30, 2016, HTA’s Normalized FFO was $0.40 per diluted share, or $56.5 million, an increase of $0.02 per diluted share, or 5.3%, compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, HTA’s Normalized FFO was $0.80 per diluted share, or $108.6 million, an increase of $0.05 per diluted share, or 6.7%, compared to the six months ended June 30, 2015.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended June 30, 2016, our Net Operating Income (“NOI”) increased 11.6%, or $8.1 million, to $78.2 million, compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, our NOI increased 10.3%, or $14.2 million, to $152.1 million, compared to the six months ended June 30, 2015.

•
For the three months ended June 30, 2016, our Same-Property Cash NOI increased 3.1%, or $1.9 million, to $65.2 million, compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, our Same-Property Cash NOI increased 3.1%, or $3.9 million, to $129.0 million, compared to the six months ended June 30, 2015.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of June 30, 2016, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.2% by GLA and our occupancy rate was 91.6% by GLA.

•	We entered into new and renewal leases on approximately 528,000 and 783,000 square feet of GLA, or 3.1% and 4.6% of our portfolio, during the three and six months ended June 30, 2016, respectively.

•
Tenant retention for the Same-Property portfolio was 87% and 85% for the quarter and year to date, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of June 30, 2016, our in-house property management and leasing platform operated approximately 15.7 million square feet of GLA, or 92% of our total portfolio.
Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last ten years and have developed a strong presence across 20 to 25 key markets. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•
As of June 30, 2016, we had approximately 700,000 to 1.0 million square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

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

•
During the six months ended June 30, 2016, we acquired investments totaling $435.8 million located in our key markets of Charleston, Columbus, Dallas and Houston, and strategically expanded our presence into three new markets of Birmingham, Alabama; Hartford/New Haven, Connecticut; and Portland, Oregon.

•
During the three months ended June 30, 2016, we completed a disposition of four senior care facilities located in Texas for an aggregate gross sales price of $26.5 million, generating a gain of $4.2 million.

Financial Strategy and Balance Sheet Flexibility

•
As of June 30, 2016, we had total leverage of 26.2% measured as debt to capitalization. Total liquidity was $591.6 million, including cash and cash equivalents of $8.1 million and $583.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of June 30, 2016.

•
In January 2016, we entered into a new equity distribution agreement with respect to our ATM with an aggregate sales amount of up to $300.0 million. During the six months ended June 30, 2016, we issued $365.6 million of equity comprised of $171.9 million from the sale of common stock in an underwritten public offering at an average price of $28.75 per share, $70.8 million from the issuance of Class A Partnership Units of HTALP in connection with an acquisition transaction, and $122.9 million from the sale of common stock under the ATM at an average price of $27.82 per share.

•	In July 2016, we issued $350.0 million of senior unsecured 10-year notes, with a coupon of 3.50% per annum.

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
Investment Activity
During the six months ended June 30, 2016, we had investments with an aggregate purchase price of $435.8 million and a disposition with a gross sales price of $26.5 million. During the six months ended June 30, 2015, we had investments with an aggregate purchase price of $225.5 million and no dispositions. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
As of June 30, 2016, we owned and operated approximately 17.0 million square feet of GLA, with a 92.2% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.6% occupancy rate. As of June 30, 2015, we owned and operated approximately 15.4 million square feet of GLA, with a 91.7% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.1% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three and six months ended June 30, 2016 and 2015, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual rental income	$109,765	$96,039	$213,577	$191,282
Straight-line rent and amortization of above/below market leases	2,131	2,085	4,204	4,216
Other operating revenue	1,248	1,119	2,613	2,197
Total	$113,144	$99,243	$220,394	$197,695

Contractual rental income, which includes expense reimbursements, increased $13.7 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This increase was primarily due to $14.2 million of additional contractual rental income from our 2015 and 2016 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2015 and 2016. For the three months ended June 30, 2016, we entered into new and renewal leases of approximately 528,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $21.50 per square foot of GLA. Expiring leases had an average ending annual base rent that was $21.70 per square foot of GLA. Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2016 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the three months ended June 30, 2016, new leases had tenant improvements, leasing commissions and tenant concessions of $17.36, $3.45 and $2.93 per square foot of GLA, respectively, compared to $27.96, $2.02 and $4.55 per square foot of GLA, respectively, for the three months ended June 30, 2015. The average term for new leases executed was 5.1 years and 7.3 years for the three months ended June 30, 2016 and 2015, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $4.67, $1.44 and $0.78 per square foot of GLA, respectively, for the three months ended June 30, 2016, compared to $6.71, $0.99 and $1.83 per square foot of GLA, respectively, for the three months ended June 30, 2015. The average term for renewal leases executed was 5.4 years and 6.8 years for the three months ended June 30, 2016 and 2015, respectively.
Contractual rental income, which includes expense reimbursements, increased $22.3 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was primarily due to $24.3 million of additional contractual rental income from our 2015 and 2016 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2015 and 2016. For the six months ended June 30, 2016, we entered into new and renewal leases of approximately 783,000 square feet of GLA. The new and renewal leases commenced at an average starting annual base rent of $21.78 per square foot of GLA. Expiring leases had an average ending annual base rent that was $21.81 per square foot of GLA. Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2016 had rents that we believed were generally at market rates. Generally, leasing concessions vary depending on lease type and term. For the six months ended June 30, 2016, new leases had tenant improvements, leasing commissions and tenant concessions of $21.70, $3.84 and $3.98 per square foot of GLA, respectively, compared to $25.06, $3.23 and $5.16 per square foot of GLA, respectively, for the six months ended June 30, 2015. The average term for new leases executed was 5.4 years and 7.3 years for the six months ended June 30, 2015 and 2015, respectively. Renewal leases had tenant improvements, leasing commissions and tenant concessions of $5.09, $1.32 and $0.87 per square foot of GLA, respectively, for the six months ended June 30, 2016, compared to $5.52, $0.94 and $1.34 per square foot of GLA, respectively, for the six months ended June 30, 2015. The average term for renewal leases executed was 4.9 years and 6.0 years for the six months ended June 30, 2016 and 2015, respectively.
Rental Expenses
For the three months ended June 30, 2016 and 2015, rental expenses attributable to our properties were $35.1 million and $29.2 million, respectively. For the six months ended June 30, 2016 and 2015, rental expenses attributable to our properties were $68.4 million and $59.9 million, respectively. These increases in rental expenses were primarily due to $7.1 million and $12.1 million of additional rental expenses associated with our 2015 and 2016 acquisitions for the three and six months ended June 30, 2016, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2015 and 2016.
General and Administrative Expenses
For the three months ended June 30, 2016 and 2015, general and administrative expenses were $6.8 million and $6.2 million, respectively. For the six months ended June 30, 2016 and 2015, general and administrative expenses were $13.6 million and $12.8 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the three months ended June 30, 2016 and 2015, acquisition-related expenses were $2.1 million and $1.1 million, respectively. For the six months ended June 30, 2016 and 2015, acquisition-related expenses were $3.9 million and $2.5 million, respectively. These increases in acquisition-related expenses were primarily due to increased acquisition activity during 2016.
Depreciation and Amortization Expense
For the three months ended June 30, 2016 and 2015, depreciation and amortization expense was $44.7 million and $38.1 million, respectively. For the six months ended June 30, 2016 and 2015, depreciation and amortization expense was $82.6 million and $74.7 million, respectively. These increases in depreciation and amortization expense were primarily due to the increase in the size of our portfolio.

Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments decreased by $0.3 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This decrease was primarily due to the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate. During the three months ended June 30, 2016, the fair market value of our derivatives decreased $0.7 million, compared to a net increase of $1.3 million during the three months ended June 30, 2015.
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $83,000 during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was primarily due to the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate, partially offset by net borrowings we had on our Unsecured Credit Agreement. During the six months ended June 30, 2016, the fair market value of our derivatives decreased $3.5 million, compared to a net decrease of $0.7 million during the six months ended June 30, 2015.
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
Gain on Sales of Real Estate
For the three and six months ended June 30, 2016, we realized a gain of $4.2 million from the disposition of four senior care facilities. We did not sell any properties during the three and six months ended June 30, 2015.
NOI and Same-Property Cash NOI
NOI increased $8.1 million to $78.2 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. NOI increased $14.2 million to $152.1 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. These increases were primarily due to $8.7 million and $14.9 million of additional NOI from our 2015 and 2016 acquisitions for the three and six months ended June 30, 2016, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during 2015 and 2016 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $1.9 million to $65.2 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Same-Property Cash NOI increased $3.9 million to $129.0 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. These increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
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

We also compute Normalized FFO, which excludes from FFO: (i) acquisition-related expenses; (ii) gain or loss on change in fair value of derivative financial instruments; (iii) gain or loss on extinguishment of debt; (iv) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (v) other normalizing items, which include items that are unusual and infrequent in nature. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average shares of HTA common stock or HTALP partnership units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$13,074	$9,292	$22,934	$16,096
Depreciation and amortization expense related to investments in real estate	44,411	37,752	81,932	74,032
Gain on sale of real estate, net	(4,212)	—	(4,212)	—
Impairment	—	1,655	—	1,655
FFO attributable to common stockholders	$53,273	$48,699	$100,654	$91,783
Acquisition-related expenses	2,062	1,101	3,875	2,458
Loss (gain) on change in fair value of derivative financial instruments, net	658	(1,314)	3,450	696
Loss (gain) on extinguishment of debt, net	22	(121)	22	(121)
Noncontrolling income from partnership units included in diluted shares	446	172	591	277
Other normalizing items, net	—	—	(16)	89
Normalized FFO attributable to common stockholders	$56,461	$48,537	$108,576	$95,182

Net income attributable to common stockholders per diluted share	$0.09	$0.07	$0.17	$0.13
FFO adjustments per diluted share, net	0.29	0.31	0.57	0.59
FFO attributable to common stockholders per diluted share	$0.38	$0.38	$0.74	$0.72
Normalized FFO adjustments per diluted share, net	0.02	0.00	0.06	0.03
Normalized FFO attributable to common stockholders per diluted share	$0.40	$0.38	$0.80	$0.75

Weighted average diluted common shares outstanding	140,512	127,124	135,876	127,114

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common unitholders	$13,520	$9,464	$23,525	$16,373
Depreciation and amortization expense related to investments in real estate	44,411	37,752	81,932	74,032
Gain on sale of real estate, net	(4,212)	—	(4,212)	—
Impairment	—	1,655	—	1,655
FFO attributable to common unitholders	$53,719	$48,871	$101,245	$92,060
Acquisition-related expenses	2,062	1,101	3,875	2,458
Loss (gain) on change in fair value of derivative financial instruments, net	658	(1,314)	3,450	696
Loss (gain) on extinguishment of debt, net	22	(121)	22	(121)
Other normalizing items, net	—	—	(16)	89
Normalized FFO attributable to common unitholders	$56,461	$48,537	$108,576	$95,182

Net income attributable to common unitholders per diluted unit	$0.10	$0.07	$0.17	$0.13
FFO adjustments per diluted unit, net	0.28	0.31	0.58	0.59
FFO attributable to common unitholders per diluted unit	$0.38	$0.38	$0.75	$0.72
Normalized FFO adjustments per diluted unit, net	0.02	0.00	0.05	0.03
Normalized FFO attributable to common unitholders per diluted unit	$0.40	$0.38	$0.80	$0.75

Weighted average diluted common units outstanding	140,512	127,203	135,877	127,266
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
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments; (ii) amortization of below and above market leases/leasehold interests; and (iii) lease termination fees. Contractual base rent, contractual rent increases, contractual rent concessions and changes in occupancy or lease rates upon commencement and expiration of leases are a primary driver of our revenue performance. We believe that Cash NOI, which removes the impact of straight-line rent adjustments, provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned properties referred to as “Same-Property”. Same-Property Cash NOI excludes properties which have not been owned and operated by us during the entire span of all periods presented, excluding properties intended for disposition in the near term, notes receivable interest income and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$13,516	$9,488	$23,552	$16,430
General and administrative expenses	6,813	6,224	13,586	12,799
Acquisition-related expenses	2,062	1,101	3,875	2,458
Depreciation and amortization expense	44,738	38,066	82,566	74,661
Impairment	—	1,655	—	1,655
Interest expense and net change in fair value of derivative financial instruments	15,306	13,665	32,871	30,034
Gain on sale of real estate, net	(4,212)	—	(4,212)	—
Loss (gain) on extinguishment of debt, net	22	(121)	22	(121)
Other income	(72)	(4)	(125)	(19)
NOI	$78,173	$70,074	$152,135	$137,897
Straight-line rent adjustments, net	(1,024)	(2,066)	(2,475)	(4,085)
Amortization of below and above market leases/leasehold interests, net	87	572	520	1,152
Lease termination fees	(10)	—	(26)	(11)
Cash NOI	$77,226	$68,580	$150,154	$134,953
Non Same-Property Cash NOI	(11,977)	(5,270)	(21,123)	(9,775)
Same-Property Cash NOI (1)	$65,249	$63,310	$129,031	$125,178

(1) Same-Property includes 280 and 278 buildings for the three and six months ended June 30, 2016 and 2015.
Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from the dispositions of non-core buildings or buildings located outside our key markets. During the next 12 months our primary uses of cash are expected to include: (i) the funding of acquisitions of MOBs and other facilities that serve the healthcare industry; (ii) capital expenditures; (iii) the payment of operating expenses; (iv) debt service payments, including principal payments; and (v) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Investments and maturing indebtedness may require funds from the issuance of debt and/or equity securities or proceeds from sales of real estate.
As of June 30, 2016, we had liquidity of $591.6 million, including $583.5 million available under our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $8.1 million of cash and cash equivalents.
As of June 30, 2016, $177.1 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $3.4 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or to refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2016, we estimate that our expenditures for capital improvements for the remainder of 2016 will range from $15 million to $20 million depending on leasing activity. As of June 30, 2016, we had $9.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.

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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Cash and cash equivalents - beginning of period	$13,070	$10,413	$2,657
Net cash provided by operating activities	96,400	87,166	9,234
Net cash used in investing activities	(335,644)	(232,926)	(102,718)
Net cash provided by financing activities	234,322	151,924	82,398
Cash and cash equivalents - end of period	$8,148	$16,577	$(8,429)
Net cash provided by operating activities increased in 2016 primarily due to the impact of our 2015 and 2016 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2015 and 2016 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2016, net cash used in investing activities primarily related to the investment in real estate of $336.8 million and capital expenditures of $21.8 million, partially offset by proceeds from the sale of real estate of $23.4 million. For the six months ended June 30, 2015, net cash used in investing activities primarily related to the investment in real estate of $224.3 million and capital expenditures of $13.1 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the six months ended June 30, 2016, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $293.0 million and net borrowings of $43.0 million on our Unsecured Credit Agreement, partially offset by dividends paid to holders of our common stock of $76.0 million. For the six months ended June 30, 2015, net cash provided by financing activities primarily related to net borrowings of $294.0 million on our Unsecured Credit Agreement, partially offset by dividends paid to holders of our common stock of $72.6 million and payments on our mortgage and term loans of $67.2 million.
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
For the six months ended June 30, 2016, HTA paid cash dividends of $76.0 million. In July 2016, HTA paid cash dividends of $40.6 million for the quarter ended June 30, 2016. On August 1, 2016, HTA declared a quarterly cash dividend of $0.30 per share to be paid on October 7, 2016 to stockholders of record of its common stock on October 3, 2016.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of June 30, 2016, our leverage ratio of debt to capitalization was 26.2%.

As of June 30, 2016, we had debt outstanding of $1.6 billion and the weighted average interest rate was 3.25% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2016, $583.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. In February 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of June 30, 2016, we had $455.0 million of unsecured term loans outstanding, comprised of a $300.0 million term loan under our Unsecured Credit Agreement and a $155.0 million term loan, both maturing in 2019. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of June 30, 2016, we had $300.0 million of unsecured senior notes that mature in July 2021, and $300.0 million of unsecured senior notes that mature in April 2023.
Mortgage Loans
During the six months ended June 30, 2016, we made payments of $22.8 million on our mortgage loans and have $30.5 million of principal payments due on current outstanding indebtedness during the remainder of 2016.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2015 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2016, we believe that we were in compliance with all such covenants and we are not aware of any covenants that we are reasonably likely not to satisfy.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2016, we had no off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2015 Annual Report on Form 10-K. The table below presents, as of June 30, 2016, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$30,014	$116,422	$14,196	$9,016	$22,672	$692,903	$885,223
Weighted average interest rate on fixed rate debt (per annum)	6.02%	5.92%	6.17%	5.52%	6.1%	3.76%	4.23%
Variable rate debt	$471	$987	$1,050	$456,119	$288,123	$8,626	$755,376
Weighted average interest rate on variable rate debt based on forward rates in effect as of June 30, 2016 (per annum)	2.37%	2.43%	2.52%	2.29%	1.82%	2.82%	1.75%

As of June 30, 2016, we had $1.6 billion fixed and variable rate debt with interest rates ranging from 1.55% to 6.49% per annum and a weighted average interest rate of 3.09% per annum, excluding the impact of interest rate swaps. We had $885.2 million (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 4.23% per annum and $755.4 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 1.75% per annum as of June 30, 2016, excluding the impact of interest rate swaps.
As of June 30, 2016, the fair value of our fixed rate debt was $924.8 million and the fair value of our variable rate debt was $762.3 million based upon prevailing market rates as of June 30, 2016.
As of June 30, 2016, we had interest rate swaps outstanding that effectively fix $180.7 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.10% and 3.25% per annum, respectively.
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
As of June 30, 2016, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
August 2, 2016

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
As of June 30, 2016, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
August 2, 2016

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2016, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	—	$—	—	—
May 1, 2016 to May 31, 2016	4,543	30.54	—	—
June 1, 2016 to June 30, 2016	7,847	31.39	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 2, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 2, 2016

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 2, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 2, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Scott D. Peters, effective July 8, 2016.
10.2*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan, effective July 8, 2016.
10.3*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Mark D. Engstrom, effective July 8, 2016.
10.4*†	Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton, effective July 8, 2016.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.