Form 10-Q
period 2016-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2016-10-26
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of October 24, 2016, there were 141,727,903 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended September 30, 2016 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2016, HTA owned a 97.0% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP”) units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$381,745	$303,706
Building and improvements	3,406,897	2,901,157
Lease intangibles	466,434	430,749
	4,255,076	3,635,612
Accumulated depreciation and amortization	(779,378)	(676,144)
Real estate investments, net	3,475,698	2,959,468
Cash and cash equivalents	17,938	13,070
Restricted cash and escrow deposits	13,689	15,892
Receivables and other assets, net	160,837	141,703
Other intangibles, net	47,728	42,167
Total assets	$3,715,890	$3,172,300
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,712,598	$1,590,696
Accounts payable and accrued liabilities	104,202	94,933
Derivative financial instruments - interest rate swaps	4,866	2,370
Security deposits, prepaid rent and other liabilities	44,828	46,295
Intangible liabilities, net	36,928	26,611
Total liabilities	1,903,422	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	9,215	4,437
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 141,728,448 and 127,026,839 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,417	1,270
Additional paid-in capital	2,753,566	2,328,806
Cumulative dividends in excess of earnings	(1,042,977)	(950,652)
Total stockholders’ equity	1,712,006	1,379,424
Noncontrolling interests	91,247	27,534
Total equity	1,803,253	1,406,958
Total liabilities and equity	$3,715,890	$3,172,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$118,252	$103,875	$338,646	$301,570
Interest and other operating income	88	67	243	203
Total revenues	118,340	103,942	338,889	301,773
Expenses:
Rental	36,885	32,921	105,299	92,855
General and administrative	7,293	6,430	20,879	19,229
Acquisition-related	1,122	907	4,997	3,365
Depreciation and amortization	47,864	40,518	130,430	115,179
Impairment	—	—	—	1,655
Total expenses	93,164	80,776	261,605	232,283
Income before other income (expense)	25,176	23,166	77,284	69,490
Interest expense:
Interest related to derivative financial instruments	(552)	(903)	(1,856)	(2,278)
Gain (loss) on change in fair value of derivative financial instruments, net	1,306	(2,383)	(2,144)	(3,079)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	754	(3,286)	(4,000)	(5,357)
Interest related to debt	(16,386)	(13,536)	(44,503)	(41,499)
Gain on sale of real estate, net	—	152	4,212	152
(Loss) gain on extinguishment of debt, net	(3,000)	(14)	(3,022)	107
Other income	95	72	220	91
Net income	$6,639	$6,554	$30,191	$22,984
Net income attributable to noncontrolling interests (1)	(212)	(91)	(830)	(425)
Net income attributable to common stockholders	$6,427	$6,463	$29,361	$22,559
Earnings per common share - basic:
Net income attributable to common stockholders	$0.05	$0.05	$0.22	$0.18
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.04	$0.05	$0.21	$0.18
Weighted average common shares outstanding:
Basic	138,807	126,863	134,905	125,750
Diluted	143,138	128,793	138,314	127,680
Dividends declared per common share	$0.300	$0.295	$0.890	$0.875

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$(836,044)	$1,447,139	$29,282	$1,476,421
Issuance of common stock	1,800	18	43,631	—	43,649	—	43,649
Share-based award transactions, net	200	2	4,460	—	4,462	—	4,462
Repurchase and cancellation of common stock	(49)	(1)	(1,321)	—	(1,322)	—	(1,322)
Dividends declared	—	—	—	(110,071)	(110,071)	(1,695)	(111,766)
Net income	—	—	—	22,559	22,559	348	22,907
Balance as of September 30, 2015	127,038	$1,270	$2,328,702	$(923,556)	$1,406,416	$27,935	$1,434,351

Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock, net	14,138	141	417,022	—	417,163	—	417,163
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	71,754	71,754
Share-based award transactions, net	393	4	5,132	—	5,136	—	5,136
Repurchase and cancellation of common stock	(87)	(1)	(2,424)	—	(2,425)	—	(2,425)
Redemption of noncontrolling interest and other	257	3	5,030	—	5,033	(5,709)	(676)
Dividends declared	—	—	—	(121,686)	(121,686)	(3,134)	(124,820)
Net income	—	—	—	29,361	29,361	802	30,163
Balance as of September 30, 2016	141,728	$1,417	$2,753,566	$(1,042,977)	$1,712,006	$91,247	$1,803,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$30,191	$22,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	128,728	112,711
Share-based compensation expense	5,136	4,462
Bad debt expense	508	743
Gain on sale of real estate, net	(4,212)	(152)
Impairment	—	1,655
Loss (gain) on extinguishment of debt, net	3,022	(107)
Change in fair value of derivative financial instruments	2,144	3,079
Changes in operating assets and liabilities:
Receivables and other assets, net	(14,051)	(6,021)
Accounts payable and accrued liabilities	3,598	(4,124)
Prepaid rent and other liabilities	(6,807)	3,429
Net cash provided by operating activities	148,257	138,659
Cash flows from investing activities:
Investments in real estate	(532,527)	(253,107)
Proceeds from the sale of real estate	23,368	33,279
Capital expenditures	(34,064)	(17,330)
Restricted cash, escrow deposits and other assets	2,143	2,994
Net cash used in investing activities	(541,080)	(234,164)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	513,000	387,000
Payments on unsecured revolving credit facility	(704,000)	(247,000)
Proceeds from unsecured senior notes	347,725	—
Borrowings on unsecured term loans	200,000	100,000
Payments on unsecured term loans	(155,000)	—
Payments on secured mortgage loans	(98,453)	(76,149)
Deferred financing costs	(3,039)	(289)
Security deposits	862	145
Proceeds from issuance of common stock	418,891	44,324
Repurchase and cancellation of common stock	(2,425)	(1,322)
Dividends paid	(116,655)	(108,891)
Distributions paid to noncontrolling interest of limited partners	(2,724)	(1,580)
Redemption of redeemable noncontrolling interest	(491)	—
Net cash provided by financing activities	397,691	96,238
Net change in cash and cash equivalents	4,868	733
Cash and cash equivalents - beginning of period	13,070	10,413
Cash and cash equivalents - end of period	$17,938	$11,146
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$381,745	$303,706
Building and improvements	3,406,897	2,901,157
Lease intangibles	466,434	430,749
	4,255,076	3,635,612
Accumulated depreciation and amortization	(779,378)	(676,144)
Real estate investments, net	3,475,698	2,959,468
Cash and cash equivalents	17,938	13,070
Restricted cash and escrow deposits	13,689	15,892
Receivables and other assets, net	160,837	141,703
Other intangibles, net	47,728	42,167
Total assets	$3,715,890	$3,172,300
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,712,598	$1,590,696
Accounts payable and accrued liabilities	104,202	94,933
Derivative financial instruments - interest rate swaps	4,866	2,370
Security deposits, prepaid rent and other liabilities	44,828	46,295
Intangible liabilities, net	36,928	26,611
Total liabilities	1,903,422	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	9,215	4,437
Partners’ Capital:
Limited partners’ capital, 4,323,095 and 1,929,942 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	90,977	27,264
General partners’ capital, 141,728,448 and 127,026,839 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,712,276	1,379,694
Total partners’ capital	1,803,253	1,406,958
Total liabilities and partners’ capital	$3,715,890	$3,172,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$118,252	$103,875	$338,646	$301,570
Interest and other operating income	88	67	243	203
Total revenues	118,340	103,942	338,889	301,773
Expenses:
Rental	36,885	32,921	105,299	92,855
General and administrative	7,293	6,430	20,879	19,229
Acquisition-related	1,122	907	4,997	3,365
Depreciation and amortization	47,864	40,518	130,430	115,179
Impairment	—	—	—	1,655
Total expenses	93,164	80,776	261,605	232,283
Income before other income (expense)	25,176	23,166	77,284	69,490
Interest expense:
Interest related to derivative financial instruments	(552)	(903)	(1,856)	(2,278)
Gain (loss) on change in fair value of derivative financial instruments, net	1,306	(2,383)	(2,144)	(3,079)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	754	(3,286)	(4,000)	(5,357)
Interest related to debt	(16,386)	(13,536)	(44,503)	(41,499)
Gain on sale of real estate, net	—	152	4,212	152
(Loss) gain on extinguishment of debt, net	(3,000)	(14)	(3,022)	107
Other income	95	72	220	91
Net income	$6,639	$6,554	$30,191	$22,984
Net income attributable to noncontrolling interests	(1)	(20)	(28)	(77)
Net income attributable to common unitholders	$6,638	$6,534	$30,163	$22,907
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.05	$0.05	$0.22	$0.18
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.05	$0.05	$0.22	$0.18
Weighted average common units outstanding:
Basic	143,137	128,793	138,314	127,781
Diluted	143,137	128,793	138,314	127,781
Dividends declared per common unit	$0.300	$0.295	$0.890	$0.875
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Issuance of general partner units	1,800	43,649	—	—	43,649
Share-based award transactions, net	200	4,462	(225)	—	4,462
Redemption and cancellation of general partner units	(49)	(1,322)	—	—	(1,322)
Distributions declared	—	(110,071)	—	(1,695)	(111,766)
Net income	—	22,559	—	348	22,907
Balance as of September 30, 2015	127,038	$1,406,686	1,930	$27,665	$1,434,351

Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units, net	14,138	417,163	—	—	417,163
Issuance of limited partner units in connection with an acquisition	—	—	2,650	71,754	71,754
Share-based award transactions, net	393	5,136	—	—	5,136
Redemption and cancellation of general partner units	(87)	(2,425)	—	—	(2,425)
Redemption of limited partner units and other	257	5,033	(257)	(5,709)	(676)
Distributions declared	—	(121,686)	—	(3,134)	(124,820)
Net income	—	29,361	—	802	30,163
Balance as of September 30, 2016	141,728	$1,712,276	4,323	$90,977	$1,803,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$30,191	$22,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	128,728	112,711
Share-based compensation expense	5,136	4,462
Bad debt expense	508	743
Gain on sale of real estate, net	(4,212)	(152)
Impairment	—	1,655
Loss (gain) on extinguishment of debt, net	3,022	(107)
Change in fair value of derivative financial instruments	2,144	3,079
Changes in operating assets and liabilities:
Receivables and other assets, net	(14,051)	(6,021)
Accounts payable and accrued liabilities	3,598	(4,124)
Prepaid rent and other liabilities	(6,807)	3,429
Net cash provided by operating activities	148,257	138,659
Cash flows from investing activities:
Investments in real estate	(532,527)	(253,107)
Proceeds from the sale of real estate	23,368	33,279
Capital expenditures	(34,064)	(17,330)
Restricted cash, escrow deposits and other assets	2,143	2,994
Net cash used in investing activities	(541,080)	(234,164)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	513,000	387,000
Payments on unsecured revolving credit facility	(704,000)	(247,000)
Proceeds from unsecured senior notes	347,725	—
Borrowings on unsecured term loans	200,000	100,000
Payments on unsecured term loans	(155,000)	—
Payments on secured mortgage loans	(98,453)	(76,149)
Deferred financing costs	(3,039)	(289)
Security deposits	862	145
Proceeds from issuance of general partner units	418,891	44,324
Repurchase and cancellation of general partner units	(2,425)	(1,322)
Distributions paid to general partner	(116,655)	(108,891)
Distributions paid to limited partners and redeemable noncontrolling interests	(2,724)	(1,580)
Redemption of redeemable noncontrolling interest	(491)	—
Net cash provided by financing activities	397,691	96,238
Net change in cash and cash equivalents	4,868	733
Cash and cash equivalents - beginning of period	13,070	10,413
Cash and cash equivalents - end of period	$17,938	$11,146
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of September 30, 2016, HTA owned a 97.0% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings (“MOBs”) in the United States based on gross leasable area (“GLA”). HTA conducts substantially all of its operations through HTALP. We invest in MOBs that will serve the future of healthcare delivery, and these MOBs are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
Since 2006, we have invested $4.2 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.6 million square feet of GLA throughout the U.S. As of September 30, 2016, approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of September 30, 2016. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends, than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in top 75 metropolitan statistical areas (“MSAs”) including concentrations in: Albany, Atlanta, Austin, Boston, Charleston, Columbus, Dallas, Denver, Greenville, Hartford/New Haven, Honolulu, Houston, Indianapolis, Miami, Orange County/Los Angeles, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Our principal executive offices are located at 16435 North Scottsdale Road, Suite 320, Scottsdale, Arizona, 85254.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, except as noted below regarding the adoption of U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis and ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.
Principles of Consolidation
As of January 1, 2016, the Company adopted FASB ASU 2015-02, Amendments to the Consolidation Analysis, as described below in “Recently Issued or Adopted Accounting Pronouncements”, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for VIEs. The consolidated financial statements include our accounts of those of our subsidiaries and consolidated joint venture arrangements. The portions of the operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests in our consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued limited partner units in HTALP (“OP Units”). Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of September 30, 2016 and December 31, 2015, there were approximately 4.3 million and 1.9 million, respectively, of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Our analysis of FASB ASU 2015-02 was concluded that our operating partnership and other joint venture arrangements are VIEs, as the limited partners in the related partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Accordingly, we consolidate our interest in the operating partnership and other joint venture arrangements. Although, as we hold what is deemed a majority voting interest in the operating partnership and other joint venture arrangements, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended September 30, 2016 and 2015 was $31.1 million and $26.9 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2016 and 2015 was $86.6 million and $74.9 million, respectively.

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
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination has to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amount of the adjustment, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015. We adopted ASU 2015-16 as of January 1, 2016. As a result of the adoption there was no material impact in the previous or current reporting periods’ consolidated financial statements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2019 with early adoption permitted. We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 includes multiple provisions intended to clarify various aspects of cash flow presentation by making eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.
3. Investments in Real Estate
For the nine months ended September 30, 2016, our investments had an aggregate purchase price of $633.0 million. We incurred $2.5 million of costs attributable to these investments, which were recorded in acquisition-related expenses in the accompanying condensed consolidated statements of operations. As part of the acquisitions, we assumed mortgage loans with an aggregate fair value of $20.0 million and issued 2,650,409 OP Units with a market value at the time of issuance of $71.8 million.
The following investments were determined to be individually not significant, but significant on a collective basis. The actual revenues and earnings since the investment dates as well as the supplementary proforma information assuming these investments occurred as of the beginning of the prior periods, were not material to us. The purchase price allocation for each of our investments are preliminary and subject to change until allocations are finalized, which will be no later than 12 months from the date of acquisition. The preliminary allocations for these investments are set forth below in the aggregate for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Land	$77,949	$13,286
Building and improvements	505,138	229,386
In place leases	50,997	22,414
Below market leases	(12,790)	(8,206)
Above market leases	4,413	1,254
Below market leasehold interests	4,188	2,698
Above market leasehold interests	(50)	(7,725)
Below market debt	360	—
Interest rate swaps	(779)	—
Net assets acquired	629,426	253,107
Other, net	3,540	1,503
Aggregate purchase price	$632,966	$254,610
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the nine months ended September 30, 2016 and 2015 (in years):

	Nine Months Ended September 30,
	2016	2015
Acquired intangible assets	9.1	26.8
Acquired intangible liabilities	8.3	52.4

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent to September 30, 2016, we completed an investment with a purchase price of $7.2 million. The purchase price of this building was subject to certain post-closing adjustments. Due to the recent timing of the acquisition of this investment, we have not completed our initial purchase price allocation with respect to this investment and, therefore, cannot provide disclosures at this time similar to those contained in Note 3 - Investments in Real Estate to our condensed consolidated financial statements.
4. Dispositions
During the nine months ended September 30, 2016, we completed a disposition of four senior care facilities for an aggregate gross sales price of $26.5 million, generating a gain of $4.2 million.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands, except weighted average remaining amortization):

	September 30, 2016		December 31, 2015
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$291,851	9.9	$249,824	11.0
Tenant relationships	174,583	10.5	180,925	10.4
Above market leases	28,306	6.4	24,974	6.0
Below market leasehold interests	38,795	60.4	34,606	63.0
	533,535		490,329
Accumulated amortization	(246,868)		(219,334)
Total	$286,667	16.1	$270,995	16.6

Liabilities:
Below market leases	$34,125	19.1	$22,240	27.2
Above market leasehold interests	11,632	53.2	11,582	53.7
	45,757		33,822
Accumulated amortization	(8,829)		(7,211)
Total	$36,928	29.0	$26,611	38.0
The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization recorded against rental income related to above or (below) market leases	$(115)	$509	$202	$1,428
Rental expense related to above or (below) market leasehold interests	118	94	321	327
Amortization expense related to in place leases and tenant relationships	15,266	12,266	39,483	36,371

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Tenant receivables, net	$8,940	$5,820
Other receivables, net	11,311	11,882
Deferred financing costs, net	4,529	5,524
Deferred leasing costs, net	19,690	17,923
Straight-line rent receivables, net	72,354	65,543
Prepaid expenses, deposits, equipment and other, net	44,013	34,584
Derivative financial instruments - interest rate swaps	—	427
Total	$160,837	$141,703
The following is a summary of the amortization of deferred leasing costs and financing costs for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense related to deferred leasing costs	$1,224	$1,013	$3,368	$2,941
Interest expense related to deferred financing costs (1)	331	320	994	985

(1) For the three and nine months ended September 30, 2015, amounts have been adjusted to reflect the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.

7. Debt
Debt consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Unsecured revolving credit facility	$27,000	$218,000
Unsecured term loans	500,000	455,000
Unsecured senior notes	950,000	600,000
Fixed rate mortgages loans	209,797	298,030
Variable rate mortgages loans	39,140	28,988
	1,725,937	1,600,018
Deferred financing costs, net	(9,853)	(8,411)
Discount, net	(3,486)	(911)
Total	$1,712,598	$1,590,696
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
On February 11, 2015, we executed an amendment to the unsecured revolving credit and term loan facility (the “Unsecured Credit Agreement”) which increased the amount available under the unsecured revolving credit facility to $850.0 million. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020 and is guaranteed by HTA.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2016, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Term Loan
As of September 30, 2016, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. Borrowings accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2016 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.65% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
$200.0 Million Unsecured Term Loan
On September 26, 2016, HTALP executed a $200.0 million unsecured term loan due on September 26, 2023. Proceeds were used to refinance our $155.0 million unsecured term loan due on July 19, 2019 and pay down existing mortgage loans. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2016 was 1.65% per annum. HTALP had interest rate swaps in place that fix the interest rate at 2.76% per annum, based on our current credit rating. As of September 30, 2016, HTALP had a $200.0 million unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2021
As of September 30, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 Million Unsecured Senior Notes due 2023
As of September 30, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
$350.0 million Unsecured Senior Notes due 2026
On July 12, 2016, HTALP executed $350.0 million unsecured senior notes that are guaranteed by HTA. The unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of September 30, 2016, HTALP had $350.0 million of unsecured senior notes outstanding that mature on August 1, 2026.
Fixed and Variable Rate Mortgages Loans
As of September 30, 2016, HTALP and its subsidiaries had fixed and variable rate mortgages loans with interest rates ranging from 1.95% to 6.26% per annum and a weighted average interest rate of 5.03% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage loans, the weighted average interest rate was 5.43% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2016 (in thousands):

Year	Amount
2016	$1,433
2017	87,268
2018	4,333
2019	304,580
2020	76,796
Thereafter	1,251,527
Total	$1,725,937
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs
As of September 30, 2016, the future amortization of deferred financing costs is as follows (in thousands):

Year	Amount
2016	$481
2017	1,829
2018	1,757
2019	1,762
2020	1,320
Thereafter	2,704
Total	$9,853
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2016, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of September 30, 2016 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$50,000	LIBOR	1.39%	$(729)	Swap	7/17/2019
105,000	LIBOR	1.24	(1,073)	Swap	7/17/2019
25,480	LIBOR + 1.45%	4.98	(2,224)	Swap	5/1/2020
6,135	LIBOR + 2.25%	4.04	(243)	Swap	1/1/2023
4,406	LIBOR + 0.49%	3.52	(597)	Swap	12/1/2023
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(142)	Swap	6/15/2016
50,000	LIBOR	1.39	(71)	Swap	7/17/2019
105,000	LIBOR	1.24	427	Swap	7/17/2019
26,092	LIBOR + 1.45%	4.98	(2,157)	Swap	5/1/2020
As of September 30, 2016 and December 31, 2015, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Receivables and other assets	$—	$427	Derivative financial instruments	$4,866	$2,370

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no derivatives offset in our accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$—	$—	$—	$427	$(427)	$—
Liability derivatives	4,866	—	4,866	2,370	(427)	1,943
We have agreements with each of our interest rate swap derivative counterparties which provide that if we default on certain of our unsecured indebtedness, our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of September 30, 2016, there have been no termination events or events of default related to our interest rate swaps.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine months ended September 30, 2016, HTA issued $492.5 million of equity at an average price of $29.33 per share.
Common Stock Offerings
In January 2016, HTA entered into a new equity distribution agreement with respect to its at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $300.0 million. During the nine months ended September 30, 2016, HTA issued and sold 4,418,571 shares of its common stock for $122.9 million at an average price of $27.82 per share, and as of September 30, 2016, $177.1 million remained available for issuance under the ATM.
During the nine months ended September 30, 2016, HTA completed underwritten public offerings with a cumulative 9,720,000 shares of common stock for $297.8 million at an average price of $30.64 per share.
Common Unit Offerings
During the nine months ended September 30, 2016, HTA issued 2,650,409 OP Units in HTALP, respectively, for approximately $71.8 million in connection with acquisition transactions.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three and nine months ended September 30, 2016 and 2015. On October 25, 2016, HTA declared a quarterly cash dividend of $0.30 per share to be paid on January 10, 2017 to stockholders of record of its common stock on January 3, 2017.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of September 30, 2016, there were 1,921,610 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The LTIP awards were fully expensed in 2013, except for 225,000 units that were forfeited in 2015.
Restricted Common Stock
For the three and nine months ended September 30, 2016, we recognized compensation expense of $2.1 million and $5.1 million, respectively. For the three and nine months ended September 30, 2015, we recognized compensation expense of $1.4 million and $4.5 million, respectively. Compensation expense for the three and nine months ended September 30, 2016 and 2015 were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2016, there was $10.2 million of unrecognized compensation expense net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.0 years.
The following is a summary of our restricted common stock activity during the nine months ended September 30, 2016 and 2015 (in thousands, except weighted average grant date fair value):

	September 30, 2016		September 30, 2015
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	487,850	$23.13	463,050	$20.90
Granted	417,110	29.82	221,076	26.57
Vested	(236,749)	23.27	(135,213)	21.89
Forfeited	(24,391)	25.93	(21,378)	22.70
Ending balance	643,820	$27.35	527,535	$22.88

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$4,866	$—	$4,866
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
Financial Instruments Reported at Fair Value - Non-Recurring
As of September 30, 2016, there were no assets measured at fair value on a non-recurring basis. The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2015, aggregated by the applicable level in the fair value hierarchy (in thousands):

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of September 30, 2016, the fair value of the debt was $1,781.6 million compared to the carrying value of $1,712.6 million. As of December 31, 2015, the fair value of the debt was $1,619.7 million compared to the carrying value of $1,590.7 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and nine months ended September 30, 2016 and 2015, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$6,639	$6,554	$30,191	$22,984
Net income attributable to noncontrolling interests	(212)	(91)	(830)	(425)
Net income attributable to common stockholders	$6,427	$6,463	$29,361	$22,559
Denominator:
Weighted average shares outstanding - basic	138,807	126,863	134,905	125,750
Dilutive shares	4,331	1,930	3,409	1,930
Weighted average shares outstanding - diluted	143,138	128,793	138,314	127,680
Earnings per common share - basic
Net income attributable to common stockholders	$0.05	$0.05	$0.22	$0.18
Earnings per common share - diluted
Net income attributable to common stockholders	$0.04	$0.05	$0.21	$0.18
13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$6,639	$6,554	$30,191	$22,984
Net income attributable to noncontrolling interests	(1)	(20)	(28)	(77)
Net income attributable to common unitholders	$6,638	$6,534	$30,163	$22,907
Denominator:
Weighted average units outstanding - basic	143,137	128,793	138,314	127,781
Dilutive units	—	—	—	—
Weighted average units outstanding - diluted	143,137	128,793	138,314	127,781
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.05	$0.05	$0.22	$0.18
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.05	$0.05	$0.22	$0.18

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$39,321	$39,570
Income taxes paid	934	790

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$2,868	$1,833
Debt and interest rate swaps assumed in connection with an acquisition	21,156	—
Dividend distributions declared, but not paid	43,530	37,712
Issuance of operating partnership units in connection with an acquisition	71,754	—
Note receivable included in the consideration of a disposition	3,000	—
Redeemable noncontrolling interest assumed in connection with an acquisition	5,449	—
Redemption of noncontrolling interests	5,709	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of September 30, 2016 and December 31, 2015, together with results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015.
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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. based on the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that will serve the future of healthcare delivery, and these MOBs are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.
Since 2006, we have invested $4.2 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.6 million square feet of GLA throughout the U.S. As of September 30, 2016, approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of September 30, 2016. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends, than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in top 75 MSAs including concentrations in: Albany, Atlanta, Austin, Boston, Charleston, Columbus, Dallas, Denver, Greenville, Hartford/New Haven, Honolulu, Houston, Indianapolis, Miami, Orange County/Los Angeles, Orlando, Phoenix, Pittsburgh, Raleigh, Tampa and White Plains.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2016, our total revenue increased 13.9%, or $14.4 million, to $118.3 million, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, our total revenue increased 12.3%, or $37.1 million, to $338.9 million, compared to the nine months ended September 30, 2015.

•
For the three months ended September 30, 2016, net income attributable to common stockholders was $0.04 per diluted share, or $6.4 million, compared to $0.05 per diluted share, or $6.5 million, for the three months ended September 30, 2015. FFO, as noted below, increased due to the continued growth in our operations, however, net income was adversely affected by the payment of debt extinguishment costs and interest related to debt. For the nine months ended September 30, 2016, net income attributable to common stockholders was $0.21 per diluted share, or $29.4 million, compared to $0.18 per diluted share, or $22.6 million, for the nine months ended September 30, 2015.

•
For the three months ended September 30, 2016, HTA’s FFO was $0.38 per diluted share, or $54.0 million, an increase of $0.02 per diluted share, or 5.6%, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, HTA’s FFO was $1.12 per diluted share, or $154.6 million, an increase of $0.04 per diluted share, or 3.7%, compared to the nine months ended September 30, 2015.

•
For the three months ended September 30, 2016, HTA’s Normalized FFO was $0.40 per diluted share, or $57.1 million, an increase of $0.01 per diluted share, or 2.6%, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, HTA’s Normalized FFO was $1.20 per diluted share, or $165.7 million, an increase of $0.06 per diluted share, or 5.3%, compared to the nine months ended September 30, 2015.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended September 30, 2016, our Net Operating Income (“NOI”) increased 14.7%, or $10.4 million, to $81.5 million, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, our NOI increased 11.8%, or $24.7 million, to $233.6 million, compared to the nine months ended September 30, 2015.

•
For the three months ended September 30, 2016, our Same-Property Cash NOI increased 3.3%, or $2.2 million, to $68.6 million, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, our Same-Property Cash NOI increased 3.0%, or $5.6 million, to $192.8 million, compared to the nine months ended September 30, 2015.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of September 30, 2016, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 91.3% by GLA.

•
We entered into new and renewal leases on approximately 339,000 and 1.1 million square feet of GLA, or 1.9% and 6.4% of our portfolio, during the three and nine months ended September 30, 2016, respectively.

•
Tenant retention for the Same-Property portfolio was 67% and 79%, which included approximately 309,000 and 932,000 square feet of expiring leases, for the quarter and year to date, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention for the Same-Property portfolio, excluding the impact of the Forest Park Medical Center hospital leases, was 84% by GLA for the quarter and year to date. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of September 30, 2016, our in-house property management and leasing platform operated approximately 16.0 million square feet of GLA, or 91% of our total portfolio.
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

•	As of September 30, 2016, we had over 700,000 square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•	Our key markets represent top MSAs with strong growth metrics in jobs and population, low unemployment and mature healthcare infrastructures.

•	Our investment strategy includes the alignment with key healthcare systems, hospitals and leading academic medical universities.

•
Over the last several years, our investments have been focused in our key markets, with the majority of our investments also being located either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
During the nine months ended September 30, 2016, we acquired investments totaling $633.0 million located in our key markets of Columbus, Ohio; Dallas, Texas; Hartford, Connecticut; and Tampa, Florida, and strategically expanded our presence into three new markets of Birmingham, Alabama; Orange County/Los Angeles, California; and Portland, Oregon.

•
During the nine months ended September 30, 2016, we completed the disposition of four senior care facilities located in Texas for an aggregate gross sales price of $26.5 million, generating a gain of $4.2 million.

Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2016, we had total leverage of 26.4% measured as debt to capitalization. Total liquidity was $835.4 million, including cash and cash equivalents of $17.9 million and $817.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of September 30, 2016.

•
During the nine months ended September 30, 2016, we issued $492.5 million of equity comprised of $297.8 million from the sale of common stock in an underwritten public offering at an average price of $30.64 per share, $122.9 million from the sale of common stock under the ATM at an average price of $27.82 per share, and $71.8 million from the issuance of OP Units in connection with acquisition transactions.

•	In July 2016, HTALP issued $350.0 million of senior unsecured 10-year notes, with a coupon of 3.50% per annum.

•	In September 2016, HTALP executed a $200.0 million 7-year unsecured term loan with proceeds used to refinance our $155.0 million unsecured term loan due in 2019 and pay down existing mortgage loans.
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
Investment Activity
During the nine months ended September 30, 2016, we had investments with an aggregate purchase price of $633.0 million and a disposition with a gross sales price of $26.5 million. During the nine months ended September 30, 2015, we had investments with an aggregate purchase price of $254.6 million and dispositions with an aggregate gross sales price of $35.7 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
As of September 30, 2016, we owned and operated approximately 17.6 million square feet of GLA, with a 91.8% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.3% occupancy rate. As of September 30, 2015, we owned and operated approximately 15.3 million square feet of GLA, with a 92.0% leased rate (includes leases which have been executed, but which have not yet commenced) and a 91.2% occupancy rate. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three and nine months ended September 30, 2016 and 2015, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual rental income	$114,202	$100,385	$327,779	$291,667
Straight-line rent and amortization of above/below market leases	2,299	2,319	6,503	6,535
Other operating revenue	1,751	1,171	4,364	3,368
Total	$118,252	$103,875	$338,646	$301,570

Contractual rental income, which includes expense reimbursements, increased $13.8 million and $36.1 million for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. These increases were primarily due to $15.3 million and $39.5 million of additional contractual rental income from our 2015 and 2016 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2015 and 2016 for the three and nine months ended September 30, 2016, respectively.
Average starting and ending annual base rents and square feet entered into for new and renewal leases consist of the following for the three and nine months ended September 30, 2016 and 2015 (in square feet and per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New and Renewal leases:
Average starting annual base rents	$25.17	$24.20	$22.67	$23.16
Average ending annual base rents	24.60	24.02	22.54	23.07

Square feet of GLA	339,000	274,000	1,125,000	750,000
Tenant improvements, leasing commissions and tenant concessions per square foot of GLA for new and renewal leases consist of the following for the three and nine months ended September 30, 2016 and 2015 (in per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New leases:
Tenant improvements	$20.28	$20.59	$21.10	$22.94
Leasing commissions	4.91	4.47	4.29	3.82
Tenant concessions	3.81	5.61	3.92	5.39
Renewal leases:
Tenant improvements	$9.46	$11.27	$6.19	$7.30
Leasing commissions	2.32	1.44	1.57	1.09
Tenant concessions	1.71	2.54	1.06	1.70
The average term for new and renewal leases executed consist of the following for three and nine months ended September 30, 2016 and 2015 (in years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New leases	5.4	6.5	5.4	6.9
Renewal leases	4.5	5.0	4.8	5.7
Rental Expenses
For the three months ended September 30, 2016 and 2015, rental expenses attributable to our properties were $36.9 million and $32.9 million, respectively. For the nine months ended September 30, 2016 and 2015, rental expenses attributable to our properties were $105.3 million and $92.9 million, respectively. These increases in rental expenses were primarily due to $5.9 million and $18.0 million of additional rental expenses associated with our 2015 and 2016 acquisitions for the three and nine months ended September 30, 2016, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2015 and 2016.
General and Administrative Expenses
For the three months ended September 30, 2016 and 2015, general and administrative expenses were $7.3 million and $6.4 million, respectively. For the nine months ended September 30, 2016 and 2015, general and administrative expenses were $20.9 million and $19.2 million, respectively. These increases in general and administrative expenses were primarily due to the increase in non-cash compensation expense. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the three months ended September 30, 2016 and 2015, acquisition-related expenses were $1.1 million and $0.9 million, respectively. For the nine months ended September 30, 2016 and 2015, acquisition-related expenses were $5.0 million and $3.4 million, respectively. These increases in acquisition-related expenses were primarily due to increased acquisition activity during 2016.

Depreciation and Amortization Expense
For the three months ended September 30, 2016 and 2015, depreciation and amortization expense was $47.9 million and $40.5 million, respectively. For the nine months ended September 30, 2016 and 2015, depreciation and amortization expense was $130.4 million and $115.2 million, respectively. These increases in depreciation and amortization expense were primarily due to the increase in the size of our portfolio.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $2.5 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This increase was primarily the result of higher average debt outstanding during the three months ended September 30, 2016, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50%, offset by a reduction in the aggregate variable unsecured revolving credit facility borrowings and mortgage loans outstanding. During the three months ended September 30, 2016, the fair market value of our derivatives increased $1.3 million, compared to a net decrease of $2.4 million during the three months ended September 30, 2015.
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $2.6 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This increase was primarily the result of higher average debt outstanding during the nine months ended September 30, 2016, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50%, offset by a reduction in the aggregate variable unsecured revolving credit facility borrowings and mortgage loans outstanding. During the nine months ended September 30, 2016, the fair market value of our derivatives decreased $2.1 million, compared to a net decrease of $3.1 million during the nine months ended September 30, 2015.
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
Gain on Sales of Real Estate
During the nine months ended September 30, 2016, we realized a gain of $4.2 million on the disposition of four senior care facilities. We did not have any dispositions during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, we realized a gain of $0.2 million from the disposition of six MOBs.
NOI and Same-Property Cash NOI
NOI increased $10.4 million to $81.5 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. NOI increased $24.7 million to $233.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. These increases were primarily due to $10.8 million and $25.6 million of additional NOI from our 2015 and 2016 acquisitions for the three and nine months ended September 30, 2016, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during 2015 and 2016 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $2.2 million to $68.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Same-Property Cash NOI increased $5.6 million to $192.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. These increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property and impairment write-downs of depreciable assets, plus depreciation and amortization related to investments in real estate, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/

unitholders.
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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$6,427	$6,463	$29,361	$22,559
Depreciation and amortization expense related to investments in real estate	47,545	40,188	129,477	114,220
Gain on sale of real estate, net	—	(152)	(4,212)	(152)
Impairment	—	—	—	1,655
FFO attributable to common stockholders	$53,972	$46,499	$154,626	$138,282
Acquisition-related expenses	1,122	907	4,997	3,365
(Gain) loss on change in fair value of derivative financial instruments, net	(1,306)	2,383	2,144	3,079
Loss (gain) on extinguishment of debt, net	3,000	14	3,022	(107)
Noncontrolling income from partnership units included in diluted shares	211	71	802	348
Other normalizing items, net (1)	133	127	117	216
Normalized FFO attributable to common stockholders	$57,132	$50,001	$165,708	$145,183

Net income attributable to common stockholders per diluted share	$0.04	$0.05	$0.21	$0.18
FFO adjustments per diluted share, net	0.34	0.31	0.91	0.90
FFO attributable to common stockholders per diluted share	$0.38	$0.36	$1.12	$1.08
Normalized FFO adjustments per diluted share, net	0.02	0.03	0.08	0.06
Normalized FFO attributable to common stockholders per diluted share	$0.40	$0.39	$1.20	$1.14

Weighted average diluted common shares outstanding	143,138	128,793	138,314	127,680

(1) For the three and nine months ended September 30, 2016 and all periods thereafter, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common unitholders	$6,638	$6,534	$30,163	$22,907
Depreciation and amortization expense related to investments in real estate	47,545	40,188	129,477	114,220
Gain on sale of real estate, net	—	(152)	(4,212)	(152)
Impairment	—	—	—	1,655
FFO attributable to common unitholders	$54,183	$46,570	$155,428	$138,630
Acquisition-related expenses	1,122	907	4,997	3,365
(Gain) loss on change in fair value of derivative financial instruments, net	(1,306)	2,383	2,144	3,079
Loss (gain) on extinguishment of debt, net	3,000	14	3,022	(107)
Other normalizing items, net (1)	133	127	117	216
Normalized FFO attributable to common unitholders	$57,132	$50,001	$165,708	$145,183

Net income attributable to common unitholders per diluted unit	$0.05	$0.05	$0.22	$0.18
FFO adjustments per diluted unit, net	0.33	0.31	0.90	0.90
FFO attributable to common unitholders per diluted unit	$0.38	$0.36	$1.12	$1.08
Normalized FFO adjustments per diluted unit, net	0.02	0.03	0.08	0.06
Normalized FFO attributable to common unitholders per diluted unit	$0.40	$0.39	$1.20	$1.14

Weighted average diluted common units outstanding	143,137	128,793	138,314	127,781

(1) For the three and nine months ended September 30, 2016 and all periods thereafter, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

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
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments and (ii) amortization of below and above market leases/leasehold interests and lease termination fees. Contractual base rent, contractual rent increases, contractual rent concessions and changes in occupancy or lease rates upon commencement and expiration of leases are a primary driver of our revenue performance. We believe that Cash NOI, which removes the impact of straight-line rent adjustments, provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,639	$6,554	$30,191	$22,984
General and administrative expenses	7,293	6,430	20,879	19,229
Acquisition-related expenses	1,122	907	4,997	3,365
Depreciation and amortization expense	47,864	40,518	130,430	115,179
Impairment	—	—	—	1,655
Interest expense and net change in fair value of derivative financial instruments	15,632	16,822	48,503	46,856
Gain on sale of real estate, net	—	(152)	(4,212)	(152)
Loss (gain) on extinguishment of debt, net	3,000	14	3,022	(107)
Other income	(95)	(72)	(220)	(91)
NOI	$81,455	$71,021	$233,590	$208,918
Straight-line rent adjustments, net	(1,161)	(1,750)	(3,636)	(5,835)
Amortization of below and above market leases/leasehold interests, net and lease termination fees (1)	3	598	497	1,739
Cash NOI	$80,297	$69,869	$230,451	$204,822
Notes receivable interest income	(68)	—	(68)	—
Non Same-Property Cash NOI	(11,590)	(3,398)	(37,569)	(17,615)
Same-Property Cash NOI (2)	$68,639	$66,471	$192,814	$187,207

(1) For the three and nine months ended September 30, 2016 and all periods thereafter, Cash NOI includes lease termination fees as they are deemed to be generated in the ordinary course of business.
(2) Same-Property includes 283 and 275 buildings for the three and nine months ended September 30, 2016 and 2015.
Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from our dispositions. During the next 12 months our primary uses of cash are expected to include: (i) the funding of acquisitions of MOBs and other facilities that serve the healthcare industry; (ii) capital expenditures; (iii) the payment of operating expenses; (iv) debt service payments, including principal payments; and (v) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Investments and maturing indebtedness may require funds from the issuance of debt and/or equity securities or proceeds from sales of real estate.
As of September 30, 2016, we had liquidity of $835.4 million, including $817.5 million available under our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $17.9 million of cash and cash equivalents.
As of September 30, 2016, $177.1 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $3.6 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or to refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2016, we estimate that our expenditures for capital improvements for the remainder of 2016 will range from $5.0 million to $10.0 million depending on leasing activity. As of September 30, 2016, we had $7.4 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.

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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Cash and cash equivalents - beginning of period	$13,070	$10,413	$2,657
Net cash provided by operating activities	148,257	138,659	9,598
Net cash used in investing activities	(541,080)	(234,164)	(306,916)
Net cash provided by financing activities	397,691	96,238	301,453
Cash and cash equivalents - end of period	$17,938	$11,146	$6,792
Net cash provided by operating activities increased in 2016 primarily due to the impact of our 2015 and 2016 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2015 and 2016 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the nine months ended September 30, 2016, net cash used in investing activities primarily related to the investment in real estate of $532.5 million and capital expenditures of $34.1 million, partially offset by proceeds from the sale of real estate of $23.4 million. For the nine months ended September 30, 2015, net cash used in investing activities primarily related to the investment in real estate of $253.1 million and capital expenditures of $17.3 million, partially offset by the proceeds from the sale of real estate of $33.3 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the nine months ended September 30, 2016, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $418.9 million and proceeds from unsecured senior notes of $347.7 million, partially offset by net payments on our unsecured revolving credit facility of $191.0 million, dividends paid to holders of our common stock of $116.7 million and payments on our secured mortgage loans of $98.5 million. For the nine months ended September 30, 2015, net cash provided by financing activities primarily related to net borrowings of $240.0 million on our Unsecured Credit Agreement and the net proceeds of shares of common stock issued of $44.3 million, partially offset by dividends paid to holders of our common stock of $108.9 million and payments on our mortgage and term loans of $76.1 million.
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
For the nine months ended September 30, 2016, HTA paid cash dividends of $116.7 million. In October 2016, HTA paid cash dividends of $42.5 million for the quarter ended September 30, 2016. On October 25, 2016, HTA declared a quarterly cash dividend of $0.30 per share to be paid on January 10, 2017 to stockholders of record of its common stock on January 3, 2017.

Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of September 30, 2016, our leverage ratio of debt to capitalization was 26.4%.
As of September 30, 2016, we had debt outstanding of $1.7 billion and the weighted average interest rate was 3.35% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2016, $817.5 million was available on our unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020. In February 2015, we executed an amendment to the Unsecured Credit Agreement which added an additional lender and increased the amount available under the unsecured revolving credit facility by $50.0 million to $850.0 million. The other existing terms of the Unsecured Credit Agreement were unchanged.
Unsecured Term Loans
As of September 30, 2016, we had $500.0 million of unsecured term loans outstanding, comprised of a $300.0 million term loan under our Unsecured Credit Agreement maturing in 2019 and a $200.0 million unsecured term loan maturing in 2023. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of September 30, 2016, we had $950.0 million of unsecured senior notes outstanding, comprised of $300.0 million of unsecured senior notes maturing in 2021, $300.0 million of unsecured senior notes maturing in 2023, and $350.0 million of unsecured senior notes maturing in 2026.
Mortgage Loans
During the nine months ended September 30, 2016, we made payments of $98.5 million on our mortgage loans and have $1.4 million of principal payments due on current outstanding indebtedness during the remainder of 2016.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2015 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2016, we believe that we were in compliance with all such covenants and we are not aware of any covenants that we are reasonably likely not to satisfy.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2016, we had no off-balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2015 Annual Report on Form 10-K. The table below presents, as of September 30, 2016, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$1,197	$86,281	$3,283	$3,461	$22,673	$1,042,902	$1,159,797
Weighted average interest rate on fixed rate debt (per annum)	5.52%	5.87%	5.31%	5.32%	6.10%	3.67%	3.89%
Variable rate debt	$236	$987	$1,050	$301,119	$54,123	$208,625	$566,140
Weighted average interest rate on variable rate debt based on forward rates in effect as of September 30, 2016 (per annum)	2.48%	2.64%	2.72%	2.25%	1.11%	2.77%	1.86%
As of September 30, 2016, we had $1.7 billion fixed and variable rate debt with interest rates ranging from 1.55% to 6.26% per annum and a weighted average interest rate of 3.22% per annum, excluding the impact of interest rate swaps. We had $1,159.8 million (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.89% per annum and $566.1 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 1.86% per annum as of September 30, 2016, excluding the impact of interest rate swaps.
As of September 30, 2016, the fair value of our fixed rate debt was $1,204.7 million and the fair value of our variable rate debt was $576.9 million based upon prevailing market rates as of September 30, 2016.
As of September 30, 2016, we had interest rate swaps outstanding that effectively fix $191.0 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.25% and 3.35% per annum, respectively.
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
As of September 30, 2016, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective.
There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.
October 26, 2016

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
As of September 30, 2016, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
October 26, 2016

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2016, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	940	$32.51	—	—
August 1, 2016 to August 31, 2016	1,534	34.05	—	—
September 1, 2016 to September 30, 2016	1,699	32.50	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 26, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 26, 2016

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 26, 2016

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 26, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1
Underwriting Agreement, dated as of September 7, 2016, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Wells Fargo Securities, LLC, Jefferies LLC and BMO Capital Markets Corp., as representatives of the several underwriters named therein, on the other hand (included as Exhibit 1.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
10.1	Third Modification to Credit Agreement (included as Exhibit 10.1 in our Form 8-K filed on September 29, 2016 and incorporated herein by reference).
23.1	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.