Form 10-K
period 2016-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2017-02-21
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2016, the last business day of the most recently completed second fiscal quarter, was approximately $4,424,137,000, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 15, 2017, there were 141,772,001 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This Annual Report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2016 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2016, HTA owned a 97.0% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
In order to highlight the material differences between HTA and HTALP, this Annual Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Item 5 of this Annual Report;

•	the Selected Financial Data in Item 6 of this Annual Report;

•	the Funds From Operations (“FFO”) and Normalized FFO in Item 7 of this Annual Report;

•	the Controls and Procedures in Item 9A of this Annual Report;

•	the consolidated financial Statements in Item 15 of this Annual Report;

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

•	the Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends included as Exhibit 12.1 to this Annual Report; and

•	the Certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Annual Report.
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
HTA is a publicly traded REIT and one of the leading owners and operators of medical office buildings (“MOBs”) in the United States (“U.S.”). We focus on owning and operating MOBs that serve the future of healthcare delivery and are located on health system campuses, near university medical centers, or in community core outpatient locations. We also focus on key markets that have attractive demographics and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to enhance the value of our real estate assets through dedicated asset and property management, which generates consistent revenue streams and manageable expenses. As a result of our core business strategy, we seek to generate stockholder value through consistent and growing dividends, which are attainable through sustainable cash flows. Over the last decade, the Company has invested $4.2 billion primarily in MOBs as well as other healthcare real estate assets that are located in high quality markets that possess above average economic and socioeconomic drivers.
We invest in MOBs that we believe are critical to the delivery of healthcare in a changing environment. Healthcare is the fastest growing segment of the U.S. economy, with an expected average growth rate of nearly 6.0% between 2016 and 2025. Overall U.S. spending is expected to increase to 20.1% of GDP by 2025 according to the U.S. Centers for Medicare & Medicaid Services. In addition, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue over the next decade. These high levels of demand are primarily driven by an aging U.S. population and the long-term impact of an increasing number of insured individuals nationwide. This increase in demand, combined with advances in less invasive medical procedures, is driving many healthcare services to lower costs and to more convenient outpatient settings that are less reliant on hospital campuses. As a result, HTA believes that well-located MOBs should provide stable cash flows with relatively low vacancy risk, resulting in consistent long-term growth.
As of December 31, 2016, our portfolio consisted of approximately 17.7 million square feet of gross leasable area (“GLA”). Approximately 97% of our GLA, is located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years, with over 92% of our investments located in the top 75 MSAs.
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
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254, and our telephone number is (480) 998-3478. We maintain a website at www.htareit.com where additional information about us can be accessed. The contents of the site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. These reports are also available in hard copy to any stockholder upon request by contacting the investor relations at the number above or via email at info@htareit.com.
HIGHLIGHTS

•	For the year ended December 31, 2016, our total revenue increased 14.1%, or $57.1 million, to $460.9 million, compared to the year ended December 31, 2015.

•
For the year ended December 31, 2016, net income attributable to common stockholders was $0.33 per diluted share, or $45.9 million, compared to $0.26 per diluted share, or $32.9 million, for the year ended December 31, 2015.

•
For the year ended December 31, 2016, HTA’s FFO, as defined the National Association of Real Estate Investment Trusts (“NAREIT”), was $1.54 per diluted share, or $215.6 million, an increase of $0.07 per diluted share, or 4.8%, compared to the year ended December 31, 2015. For the year ended December 31, 2016, HTALP’s FFO was $1.55 per diluted share, or $216.9 million, an increase of $0.08 per diluted share, or 5.4%, compared to the year ended December 31, 2015.

•
For the year ended December 31, 2016, HTA’s and HTALP’s Normalized FFO was $1.61 per diluted share, or $225.2 million, an increase of $0.08 per diluted share, or 5.2%, compared to the year ended December 31, 2015.

•
For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2016, our Net Operating Income (“NOI”) increased 13.1%, or $36.7 million, to $317.2 million, compared to the year ended December 31, 2015.

•	For the year ended December 31, 2016, we achieved Same-Property Cash NOI growth of 2.9%.

•
For additional information on NOI and Same-Property Cash NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	During the year ended December 31, 2016, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.9% by GLA and our occupancy rate was 91.2% by GLA.

•
During the year ended December 31, 2016, tenant retention for the Same-Property portfolio was 80%, which included approximately 1.3 million square feet of expiring leases, which we believe is indicative of our commitment to maintaining high quality MOBs in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•
During the year ended December 31, 2016, we invested $700.8 million in MOBs, an increase in our total investments of approximately 19.6% by purchase price. These investments totaled approximately 2.5 million square feet of GLA and were located in our key markets of Boston, Massachusetts; Columbus, Ohio; Dallas, Texas; Hartford, Connecticut; Raleigh-Durham, North Carolina and Tampa, Florida, and strategically expanded our presence into the new markets of Birmingham, Alabama; Orange County/Los Angeles, California; and Portland, Oregon.

•
Part of our investment strategy also includes recycling assets that we consider non-core or are located outside our key markets. During the year ended December 31, 2016, we completed dispositions of six senior care facilities located in Texas and California for an aggregate gross sales price of $39.5 million, generating gains of $9.0 million.

•
As of December 31, 2016, we had total leverage, measured by debt to total market capitalization, of 29.4% and total liquidity of $767.7 million, including cash and cash equivalents of $11.2 million and $756.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit).

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are Valuable for the Future of Healthcare Delivery
The Company is focused on investing in and maintaining a real estate portfolio that consists of well located MOBs that allow for the efficient delivery of healthcare over the long-term. To date, we have invested $4.2 billion to create one of the largest portfolios (based on GLA) of healthcare real estate that is focused on the MOB sector in the U.S. We look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties that have long-term value for healthcare providers, including those that benefit from their proximity to and/or affiliation with prominent healthcare systems. These healthcare systems typically possess high credit quality and are capable of investing capital into their campuses. We believe our affiliations with these health systems helps ensure long-term tenant demand. At December 31, 2016, 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems.

•
Located in core community outpatient locations. We seek to invest in properties that will have long-term value for healthcare providers, including those that are located in key outpatient medical hubs that are located in communities. These properties benefit from their proximity to attractive patient populations, maintain a mix of physician practices and specialties, and are convenient for patients and physicians alike. In addition, these properties and medical hubs can be centers for healthcare away from hospital campuses while benefiting from the advancement of healthcare technology, which allow for lower cost settings, more services and procedures to be performed away from hospitals, and the growing requirement for convenient healthcare. We believe these factors ensure long-term tenant demand. At December 31, 2016, 33% of our portfolio was located in core community outpatient locations.

•
Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in markets with attractive demographics, economic growth and higher barriers to entry which support growing tenant demand. This focus on key markets also allows us to create operating and cost efficiencies by achieving critical mass in these markets. We have developed a strong presence across 20 to 25 key markets since our inception. In each of these markets, we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets. As of December 31, 2016, we had over 700,000 square feet of GLA in each of our top ten markets and 92% of our GLA is located in the top 75 MSAs.

•
Occupied with limited near term leasing risks. We seek to invest in and maintain well occupied properties that we believe are critical to the delivery of healthcare within that specific market. As of December 31, 2016, our portfolio was 91.9% leased. We believe this creates tenant demand that supports higher occupancy and drives strong, long-term tenant retention as hospitals and physicians are reluctant to move or relocate, as evidenced by our Same-Property portfolio tenant retention rate of 80% as of the year ended December 31, 2016. Further, we have elected not to have an active development platform that seeks to invest in higher risk, lease-up opportunities.

•
Credit-worthy tenants. Our primary tenants are healthcare systems, academic medical centers and leading physician groups. These groups typically have strong and stable financial performance, which we believe helps ensure stability in our long-term rental income and tenant retention. As of December 31, 2016, 55% of our annual base rent was derived from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy based on our internal underwriting and due diligence, but do not have the size to benefit from a formal credit rating by a nationally recognized rating agency.

•
Diversified and synergistic mix of tenants. Our primary focus is placed on ensuring an appropriate and diversified mix of tenants from different practice types, as well as complimentary practices that provide synergies within both individual buildings and the broader health system campuses. We actively invest in both multi-tenant properties, which generally have shorter-term leases on smaller spaces, and single-tenant properties, which generally have longer-term leases. The multi-tenant buildings provide for lower lease rollover risks in any particular year and typically allow rents to reset to current market rates that may be higher than the in place rental rates. We believe single-tenant buildings provide steady long-term cash flow, but generally provide for more limited long-term growth.

Maximize Internal Growth through Proactive Asset Management, Leasing and Property Management Oversight
Our internal asset management team operates 91% of our total portfolio, which is a significant increase from 34% of our total portfolio five years ago. We believe this direct asset management approach allows us to maximize our internal growth by improving occupancy, achieving operating efficiencies and creating long-term tenant relationships at our properties, resulting in optimized rental rates. Specific components of our overall strategy include:

•
Maintaining regional offices in markets where we have a significant presence. HTA has 17 local asset management offices, including its corporate headquarters in Scottsdale, Arizona. Key regional asset management offices include Albany, Atlanta, Boston, Charleston, Dallas, Houston, Indianapolis and Miami. We have additional management offices strategically located within our 20 to 25 key markets across the U.S.

•	Create local relationships with local healthcare providers, including national and regional healthcare systems, physicians and other providers.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital to remain competitive within our markets. During the year ended December 31, 2016, we achieved tenant retention for the Same-Property portfolio of 80%.

•	Utilizing local and regional economies of scale to focus on operating cost efficiencies for our properties.

•
Maintaining or increasing our average rental rates, actively leasing vacant space and reducing leasing concessions. These leasing results contributed to our 2.9% or more Same-Property Cash NOI growth each quarter during the year ended December 31, 2016.

•
Maintaining a portfolio of high-quality medical office buildings that we believe are critical to the delivery of healthcare now and in the future, while enhancing our reputation as a dedicated leading MOB owner and operator.

Achieve External Growth through Targeted Investments
We plan to grow externally through targeted investments that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets, we seek:

•
Targeted property investments, generally located within our key markets. These transactions allow us to focus on the quality of individual properties and ensure they are accretive to our cost of capital. They also allow us to exhibit meaningful growth given our current mid-market size.

•
Long-term relationships with key industry participants. We will continue our emphasis on long-term relationship building as we have over the last ten years. These relationships are cultivated by our senior management team, with key industry participants, including health systems as well as local and regional developers, which have traditionally provided us with valuable investment opportunities.

•
Local knowledge through our internal asset management platform. Our local personnel participate in local industry activities that can provide insightful information with respect to potential opportunities.

Actively Maintain Conservative Capital Structure
We have and continue to actively manage our balance sheet to maintain an attractive investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility, which ultimately hedges inherent risk and provides us with attractive capital sources that allow us to take advantage of strategic external growth opportunities. In addition, we may also strategically dispose of properties that we believe no longer align with our strategic growth objectives in order to redeploy the capital generated by these dispositions into higher yielding MOBs that we believe have better longer-term growth prospects. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:

•
Maintain a low leverage ratio. Our leverage ratio, measured by debt to total market capitalization, was 29.4% and total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was 5.7x as of December 31, 2016.

•	Continue to maintain a high level of liquidity. As of December 31, 2016, we had $756.5 million available on our unsecured revolving credit facility.

•	Utilize multiple capital sources, including public debt and equity, unsecured bank loans and secured property level debt.

•	Limit the amount of secured debt. During 2016, the percentage of secured debt, including net discounts and deferred financing costs to total market capitalization, decreased to 4% from 6% in 2015.

•	Maintain well laddered debt maturities, which extend through 2026 with no significant exposure in any one year.

•	As of December 31, 2016, the weighted average remaining term of our debt portfolio was 5.7 years, including extension options.
HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate medical office real estate within the healthcare industry, which we believe is benefiting from several significant macroeconomic drivers, such as an aging population, millennials beginning to form families, and an increase in the insured population. These trends are driving growth in healthcare spending at a rate significantly faster than the broader U.S. economy.
The U.S. population is experiencing significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they get older. Between 2016 and 2026, the U.S. population over 65 years of age is projected to increase by more than 37% and total over 19% of the U.S. population as the baby boomer generation enters retirement. Individuals of this age spend the highest amounts on healthcare, averaging over $5,800 per individual over the age of 65 according to 2014 Consumer Expenditure Survey. This compares to healthcare expenditures of less than $1,600 per year for individuals under the age of 30. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which will continue to support MOB demand in the long term.

In addition, the large millennial generation is just now starting to reach their thirties and form families. During this age period, healthcare expenditures double on average. As this large generation utilizes additional healthcare services, it is expected they will do so in more convenient outpatient settings.

2016 U.S. Population By Generation
Millennials
88.9M
Gen X
61.4M
Boomers
81.9M
Silents
33.4M
25
23
21
19
17
15
13
11
9
7
20.6
22.9
22.9
22.5
20.6
20.2
20.6
22.2
22.5
20.2
17.0
12.7
8.5
12.2
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50-54
55-59
60-64
65-69
70-74
75-79
80+
$1,103
$2,659
$4,033
$4,497
$4,958
$5,956
$5,708
Average Annual Healthcare Spending Per Person

Sources: U.S. Bureau of Labor Statistics

The number of insured individuals in the U.S. continues to increase, as the population grows and as a result of the impact of U.S. government actions, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). Since 1999, the number of individuals covered by healthcare insurance in the U.S. has increased over 20%. Although government policies may change under different administrations, the emphasis on providing affordable healthcare insurance for individuals is expected to remain a priority for government officials.

Insured Individuals in U.S.
300,000
290,000
280,000
270,000
260,000
250,000
240,000
230,000
220,000
210,000
1999 2000 2001 2002 2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015

Source: U.S. Census Bureau, Current Population Survey, Annual Social and Economic Supplements

As a result of these factors, the healthcare sector is the fastest growing sector of the U.S. economy. According to the latest data from 2016, Americas spent nearly $3.2 trillion or 17.8% of total GDP, on healthcare expenditures in 2015, an increase of 5.5% from the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $5.6 trillion by 2025. Healthcare expenditures are projected to grow an average 5.8% annually through 2025 and account for 20.1% of GDP by 2025. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective care which generally takes place in outpatient settings such as MOBs.

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions. Healthcare-related jobs are among the fastest growing occupations, projected to increase by 19% between 2014 and 2024, significantly higher than the general U.S. employment growth projection of 7%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects nine out of the top 12 occupations with the highest growth for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Medical Office Building Supply and Demand
We believe that healthcare real estate, specifically MOBs, and its rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to macroeconomic trends supporting the healthcare sector and the defensive nature of healthcare expenditures during economic downturns. For this reason, we believe MOB investments provide more consistent rental revenue streams, higher occupancies and tenant retention that could potentially translate into a more stable return to investors compared to other types of real estate investments which may be more susceptible to higher vacancies and unreliable rental revenue streams. We also believe that demand for MOBs will increase due to a number of MOB specific factors, including:

•
Evolution in the healthcare industry resulting in more efficient and less invasive procedures that have traditionally been performed in hospitals, such as surgery, that have moved to outpatient facilities as a result of shifting consumer preferences, limited space in hospitals and lower costs.

OUTPATIENT VISITS ARE INCREASING OVERTIME
INPATIENT
OUTPATIENT
140
120
100
80
60
40
20
0
2,000
1,500
1,000
500
0
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
Inpatient Admissions/1000 Persons
Outpatient Visits/1000 Persons

Source: American Hospital Association

•
An increase in medical office visits due to the overall rise in healthcare utilization which in turn has driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. This is forecasted to continue, with the number of healthcare providers, particularly nurses, physicians, and technical specialists, growing significantly faster than the U.S. average.

•
High credit quality of physician tenants. In recent years, MOB tenants have increasingly consisted of larger hospital and physician groups. These groups utilize their size and expertise to obtain high rates of reimbursement and share overhead operating expenses which creates significant rent coverage, or an ability to pay rent. We believe these larger groups are generally credit-worthy and provide stability and long-term value for MOBs.

•	Construction of MOBs has been relatively constrained over the last five years, with high cost barriers to development in markets in which we invest.

PORTFOLIO OF PROPERTIES
As of December 31, 2016, our portfolio consisted of approximately 17.7 million square feet of GLA, with a leased rate of 91.9% (includes leases which have been executed, but which have not yet commenced).
Our properties were primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These include leading health systems such as Highmark-Allegheny Health Network, Greenville Health System, Tufts Medical Center, Hospital Corporation of America, Providence St. Joseph Health and Steward Health Care System. As of December 31, 2016, 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Medical Office Buildings
Single-tenant	83	20	4,121	23.3%	$88,364	23.6%
Multi-tenant	259	26	12,588	71.0	257,314	68.8
Other Healthcare Facilities
Hospitals	10	4	655	3.7	23,200	6.2
Senior care	3	1	355	2.0	5,114	1.4
Total	355	31	17,719	100%	$373,992	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

SIGNIFICANT TENANTS
As of December 31, 2016, none of the tenants at our properties accounted for more than 4.5% of our annualized base rent. The table below shows our key health system relationships as of December 31, 2016.

Health System (1)	Weighted Average Remaining Lease Term (2)	Total Leased GLA (3)	Percent of Leased GLA	Annualized Base Rent (3)(4)	Percent of Annualized Base Rent
Highmark-Allegheny Health Network	6	914	5.6%	$16,446	4.4%
Greenville Health System	7	798	4.9	15,415	4.1
Tufts Medical Center	11	252	1.6	9,952	2.7
Hospital Corporation of America	3	352	2.2	9,024	2.4
Providence St. Joseph Health	3	262	1.6	8,682	2.3
Steward Health Care System	10	321	2.0	7,904	2.1
Community Health Systems (TN)	2	332	2.0	7,889	2.1
Aurora Health Care	7	277	1.7	6,385	1.7
Boston Medical Center	4	87	0.5	4,804	1.3
Rush University Medical Center	3	137	0.8	4,800	1.3
Indiana University Health	2	309	1.9	4,541	1.2
Deaconess Health System	7	261	1.6	4,130	1.1
Tenet Healthcare	3	173	1.1	4,072	1.1
Boston University	4	74	0.5	4,021	1.1
Banner Health	3	141	0.9	3,553	1.0
Community Health Network (IN)	4	187	1.2	3,544	1.0
Mercy Health	11	112	0.7	3,540	1.0
Total		4,989	30.8%	$118,702	31.9%

(1) The amounts in this table illustrate only direct leases with selected top health systems in our portfolio and are not inclusive of all health system tenants.
(2) Amounts presented in years.
(3) Amounts presented in thousands.
(4) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

GEOGRAPHIC CONCENTRATION
As of December 31, 2016, our portfolio was concentrated in key markets that we have determined to be strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Investment (1)	Percent of Investment	Total GLA (1)	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Boston, MA	$410,730	9.7%	1,037	$32,049	8.6%
Hartford/New Haven, CT	265,095	6.2	936	19,740	5.3
Dallas, TX	244,778	5.8	728	17,685	4.7
Houston, TX	196,295	4.6	874	20,373	5.4
Phoenix, AZ	189,641	4.5	1,018	19,203	5.1
Orange County/Los Angeles, CA	189,500	4.5	432	11,983	3.2
Albany, NY	179,253	4.2	880	16,045	4.3
Greenville, SC	179,070	4.2	965	18,050	4.8
Miami, FL	173,807	4.1	888	18,249	4.9
Atlanta, GA	156,743	3.7	663	13,232	3.5
Indianapolis, IN	155,700	3.7	977	15,345	4.1
Pittsburgh, PA	148,612	3.5	1,095	19,394	5.2
Raleigh, NC	135,010	3.2	532	12,611	3.4
Tampa, FL	133,986	3.2	439	9,692	2.6
Denver, CO	111,700	2.6	371	8,465	2.3
White Plains, NY	92,750	2.2	276	6,839	1.8
Columbus, OH	77,068	1.8	323	5,034	1.3
Charleston, SC	75,021	1.8	290	5,946	1.6
Orlando, FL	62,300	1.5	289	6,158	1.6
Honolulu, HI	47,250	1.1	143	3,886	1.0
Top 20 MSAs	3,224,309	76.1	13,156	279,979	74.7
Additional Top 75 MSAs	692,198	16.3	3,098	63,937	17.1
Total Key Markets & Top 75 MSAs	$3,916,507	92.4%	16,254	$343,916	91.8%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
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
We believe our focus on MOBs, our experience and expertise and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network with healthcare providers and local developers which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows us to effectively lease available space, retain our tenants, and maintain and improve our assets.

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
Healthcare Legislation.  In March 2010, President Obama signed the Affordable Care Act into law. The Affordable Care Act, along with other healthcare reform efforts, has resulted in comprehensive healthcare reform in the U.S. through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Affordable Care Act expanded reporting requirements and responsibilities related to facility ownership and management, patient safety, quality of care, and certain financial transactions, including payments by the pharmaceutical and medical industry to doctors and teaching hospitals. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants’ ability to participate in federal healthcare programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could adversely affect our tenants and their ability to meet their lease obligations to us.
The Affordable Care Act has faced numerous judicial, legislative and executive challenges. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. However, during the 2016 Presidential and Congressional campaigns, Republicans promised they would seek the repeal of the Affordable Care Act. On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the Affordable Care Act. We cannot predict whether any of these attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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
EMPLOYEES
As of December 31, 2016, we had approximately 214 employees, of which 1% are subject to a collective bargaining agreement.

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
Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements
The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 27, 2015 contained in our Registration Statement on Form S-3 filed with the SEC on February 27, 2015 (the “Prospectus”), and in our other registration statements into which this Annual Report is incorporated by reference.
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

A qualified foreign pension fund is any trust, corporation, or other organization or arrangement (i) which is created or organized under the law of a country other than the U.S., (ii) which is established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered, (iii) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (iv) which is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates, and (v) with respect to which, under the laws of the country in which it is established or operates, (A) contributions to such trust, corporation, organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or taxed at a reduced rate, or (B) taxation of any investment income of such trust, corporation, organization or arrangement is deferred or such income is taxed at a reduced rate.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding our executive officers included in Part III, Item 10 of this Annual Report is incorporated herein by reference.

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
At any given time, we may be pursuing property acquisitions or have properties subject to letters of intent, but we cannot assure you that we will acquire any such properties because the letters of intent are non-binding and potential transaction opportunities are subject to a variety of factors, including: (i) the willingness of the current property owner to proceed with a potential transaction with us; (ii) our completion of due diligence that is satisfactory to us and our receipt of internal approvals; (iii) the negotiation and execution of mutually acceptable binding purchase agreements; and (iv) the satisfaction of closing conditions, including our receipt of third-party consents and approvals. We also compete with many other entities engaged in real estate investment activities for the acquisition of MOBs and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare properties. The competition for the acquisition of healthcare properties may significantly increase the prices we must pay for MOBs and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. This competition may also effectively limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire, and may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. The potential sellers of our acquisition targets may find our competitors to be more attractive purchasers because they may have greater resources, may be willing to pay more to acquire the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages over us that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Moreover, our competitors generally may be able to accept more risk with respect to their acquisitions than we can prudently manage or are willing to accept. In addition, the number of our competitors and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and, therefore, increased prices to acquire them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices for the purchase of single properties in comparison with the purchase of multi-property portfolios. If we pay higher prices for MOBs and other facilities that serve the healthcare industry, or otherwise incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential transactions that we are subsequently unable or elect not to complete, our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.
We may not be able to maintain or expand our relationships with hospitals, healthcare system and developers, which may impede our ability to identify and complete acquisitions directly from hospitals, healthcare systems and developers, and may otherwise adversely affect our growth, business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Board of Directors, our executive officers and our other employees, in the identification and acquisition of investments, the determination and finalization of our financing arrangements, the asset management of our investments, and the operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report or other periodic filings with the SEC. We rely primarily on the management ability of our executive officers and the governance by the members of our Board of Directors, each of whom would be difficult to replace. We do not have any key-person life insurance on our executive officers. Although we have entered into employment agreements with each of our executive officers, these employment agreements contain various termination and resignation rights. If we were to lose the benefit of the experience, efforts and abilities of these executives, without satisfactory replacements, our operating results could suffer. In addition, if any member of our Board of Directors were to resign, we would lose the benefit of such director’s governance, experience and familiarity with us and the sector within which we operate. As a result of the foregoing, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
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
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases. Although 55% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a tenants’ credit rating (or its’ parents credit rating) is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and we may incur substantial costs in protecting our investment and re-leasing our property, and we may not be able to re-lease the property for the rent previously received, if at all. Lease terminations and expirations could also reduce the value of our properties.
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
As of December 31, 2016, we held interests in MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2016, these properties represented 32% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.

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
In March 2010, President Obama signed the Affordable Care Act. The Affordable Care Act, along with other healthcare reform efforts has resulted in comprehensive healthcare reform in the U.S. through a phased approach, which began in 2010 and will conclude in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. During the 2016 Presidential and Congressional campaigns, Republicans promised they would seek the repeal of the Affordable Care Act. On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the law. We cannot predict whether any of these attempts to amend or repeal the law will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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
As of December 31, 2016, we had fixed and variable rate debt of $1.8 billion outstanding. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $4.2 billion in MOBs and other healthcare real estate assets that serve the healthcare industry through December 31, 2016. As of December 31, 2016, our portfolio consisted of approximately 17.7 million square feet of GLA, with a leased rate of 91.9% (includes leases which have been executed, but which have not yet commenced). Approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of the total GLA as of December 31, 2016. All but two of our properties are 100% owned.
As of December 31, 2016, we owned fee simple interests in properties representing 68% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 32% of our total GLA. As of December 31, 2016, these leasehold interests had an average remaining term of 48.2 years.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Expiring Leases	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent
Month-to-month	164	404	2.5%	$8,871	2.4%
2017	519	1,750	10.8	40,375	10.8
2018	385	1,812	11.1	38,071	10.2
2019	372	1,717	10.5	44,123	11.8
2020	264	1,222	7.5	29,782	8.0
2021	389	2,159	13.2	46,896	12.4
2022	158	1,262	7.8	30,218	8.1
2023	106	977	6.0	20,131	5.4
2024	117	1,573	9.7	34,398	9.2
2025	125	684	4.2	13,579	3.6
2026	64	584	3.6	11,460	3.1
Thereafter	122	2,131	13.1	56,088	15.0
Total	2,785	16,275	100%	$373,992	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) Amounts presented in thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2016:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Alabama	319	1.8%	$6,325	1.7%
Arizona	1,232	7.0	22,889	6.1
California	474	2.7	13,246	3.5
Colorado	371	2.1	8,465	2.3
Connecticut	936	5.3	19,740	5.3
Florida	1,915	10.8	41,406	11.1
Georgia	735	4.1	15,804	4.2
Hawaii	143	0.8	3,886	1.0
Illinois	139	0.8	4,867	1.3
Indiana	1,392	7.9	22,511	5.9
Kansas	66	0.4	1,908	0.5
Maryland	181	1.0	4,524	1.2
Massachusetts	1,013	5.7	31,193	8.3
Michigan	203	1.1	5,298	1.4
Minnesota	158	0.9	1,451	0.4
Missouri	297	1.7	7,555	2.0
Nevada	73	0.4	1,426	0.4
New Hampshire	72	0.4	1,373	0.4
New Mexico	54	0.3	1,450	0.4
New York	1,108	6.3	22,366	6.0
North Carolina	532	3.0	12,611	3.4
Ohio	527	3.0	7,890	2.1
Oklahoma	186	0.9	3,979	1.1
Oregon	23	0.1	528	0.1
Pennsylvania	1,204	6.8	21,194	5.7
South Carolina	1,286	7.3	24,242	6.5
Tennessee	445	2.5	8,161	2.2
Texas	2,183	12.3	48,587	13.0
Utah	112	0.6	2,083	0.6
Virginia	63	0.4	649	0.2
Wisconsin	277	1.6	6,385	1.7
Total	17,719	100%	$373,992	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
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

2016	High	Low	Dividends Declared Per Share
First Quarter	$29.42	$25.90	$0.295
Second Quarter	32.57	27.99	0.295
Third Quarter	34.64	31.38	0.300
Fourth Quarter	32.60	26.34	0.300
Total			$1.190

2015	High	Low	Dividends Declared Per Share
First Quarter	$30.28	$25.69	$0.290
Second Quarter	28.54	23.55	0.290
Third Quarter	26.25	22.35	0.295
Fourth Quarter	27.24	23.98	0.295
Total			$1.170
Dividends
In accordance with the terms of HTALP’s partnership agreement, the dividend HTA pays to its stockholders is equal to the amount of distributions it receives from HTALP. Therefore, the distribution amounts presented above reflect the amount of distributions paid by HTALP to HTA.
On February 15, 2017, HTA’s Board of Directors authorized a quarterly cash dividend of $0.30 per share to be paid on April 11, 2017 to stockholders of record on April 3, 2017.
Stockholders
As of February 15, 2017, HTA had 2,425 stockholders of record.

Stock Performance Graph
The graph below compares the cumulative returns of HTA, MSCI US REIT (RMS) Index, S&P 500 Index and SNL U.S. REIT Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2016. All periods prior to 2015 have been adjusted retroactively to reflect the Reverse Stock Split. The total returns assume dividends are reinvested.

HTA Total Returns (Since Listing)
120%
100%
80%
60%
40%
20%
0%
-20%
6/6/12
6/6/13
6/6/15
12/30/16
87.7%
82.6%
59.4%
42.7%
HTA-US
MSCI US REIT (RMS)
S&P 500
SNL U.S. REIT Healthcare

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2016, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	—
November 1, 2016 to November 30, 2016	—	—	—	—
December 1, 2016 to December 31, 2016	7,614	28.54	—	—

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
Healthcare Trust of America, Inc.

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Real estate investments, net	$3,503,020	$2,959,468	$2,822,844	$2,526,991	$2,231,530
Total assets (1)	3,747,844	3,172,300	3,031,384	2,744,666	2,407,421
Debt (1)	1,768,905	1,590,696	1,402,195	1,206,573	1,030,690
Noncontrolling interests	93,143	27,534	29,282	12,543	10,329
Total equity	1,780,417	1,406,958	1,476,421	1,399,749	1,264,595

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues (2)	$460,928	$403,822	$371,505	$321,601	$299,644
Rental expenses (2)	143,751	123,390	113,508	97,316	95,307
Net income (loss) attributable to common stockholders	45,912	32,931	45,371	24,261	(24,424)
Net income (loss) attributable to common stockholders per share - basic (3)	0.34	0.26	0.38	0.21	(0.22)
Net income (loss) attributable to common stockholders per share - diluted (3)	0.33	0.26	0.37	0.21	(0.22)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$203,695	$191,095	$168,499	$147,824	$116,785
Cash flows used in investing activities	(606,315)	(269,264)	(259,702)	(374,700)	(283,545)
Cash flows provided by financing activities	400,781	80,826	83,535	229,001	113,225
Other Data:
Dividends declared to stockholders	$164,221	$147,539	$139,355	$132,680	$142,044
Dividends declared per share (3)	1.19	1.17	1.16	1.15	1.28
Dividends paid in cash to stockholders	159,174	146,372	137,158	129,360	93,273
Dividends reinvested	—	—	—	—	31,916
FFO attributable to common stockholders (4)	215,570	188,206	157,746	145,908	91,994
Normalized FFO attributable to common stockholders (4)	225,221	195,920	176,639	147,834	135,262
NOI (5)	317,177	280,432	257,997	224,285	204,337

(1) The amounts for 2012-2014 differ from amounts previously reported in our Annual Reports for the years ended December 31, 2012, 2013 and 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.

(2) The amounts for the years ended December 31, 2012 and 2013 differ from amounts previously reported in our Annual Reporting for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(3) The amounts for the years ended December 31, 2012 and 2013 have been adjusted retroactively to reflect the Reverse Stock Split effected on December 31, 2014.
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

Healthcare Trust of America Holdings, LP

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Real estate investments, net	$3,503,020	$2,959,468	$2,822,844	$2,526,991	$2,231,530
Total assets (1)	3,747,844	3,172,300	3,031,384	2,744,666	2,407,421
Debt (1)	1,768,905	1,590,696	1,402,195	1,206,573	1,030,690
Total partners’ capital	1,780,417	1,406,958	1,476,421	1,401,294	1,266,199

	Year Ended December 31,
(In thousands, except per unit data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues (2)	$460,928	$403,822	$371,505	$321,601	$299,644
Rental expenses (2)	143,751	123,390	113,508	97,316	95,307
Net income (loss) attributable to common unitholders	47,227	33,445	45,861	24,633	(24,408)
Net income (loss) attributable to common unitholders per unit - basic (3)	0.34	0.26	0.38	0.21	(0.22)
Net income (loss) attributable to common unitholders per unit - diluted (3)	0.34	0.26	0.38	0.21	(0.22)
Statement of Cash Flows Data:
Cash flows provided by operating activities	$203,695	$191,095	$168,499	$147,824	$116,785
Cash flows used in investing activities	(606,315)	(269,264)	(259,702)	(374,700)	(283,545)
Cash flows provided by financing activities	400,781	80,826	83,535	229,001	113,225
Other Data:
Distributions declared to general partner	$164,221	$147,539	$139,355	$132,680	$141,944
Distributions declared per unit (3)	1.19	1.17	1.16	1.15	1.28
Distributions paid in cash to general partner	159,174	146,372	137,158	129,360	93,273
Distributions reinvested	—	—	—	—	31,916
FFO attributable to common unitholders (4)	216,885	188,720	158,236	146,280	92,010
Normalized FFO attributable to common unitholders (4)	225,221	195,920	176,639	147,835	135,262
NOI (5)	317,177	280,432	257,997	224,285	204,337

(1) The amounts for 2012-2014 differ from amounts previously reported in our Annual Reports for the years ended December 31, 2012, 2013 and 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.

(2) The amounts for the years ended December 31, 2012 and 2013 differ from amounts previously reported in our Annual Reporting for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(3) The amounts for the years ended December 31, 2012 and 2013 have been adjusted retroactively to reflect the Reverse Stock Split effected on December 31, 2014.
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
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of December 31, 2016 and 2015, together with results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014.
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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. as measured by the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery, and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.
Since 2006, we have invested $4.2 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.7 million square feet of GLA throughout the U.S. As of December 31, 2016, approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of December 31, 2016. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends, than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in top 75 MSAs with Boston, Hartford/New Haven, Dallas, Houston, Phoenix and Orange County/Los Angeles being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the year ended December 31, 2016, our total revenue increased 14.1%, or $57.1 million, to $460.9 million, compared to the year ended December 31, 2015.

•
For the year ended December 31, 2016, net income attributable to common stockholders was $0.33 per diluted share, or $45.9 million, compared to $0.26 per diluted share, or $32.9 million, for the year ended December 31, 2015.

•
For the year ended December 31, 2016, HTA’s FFO, as defined by NAREIT, increased 14.5% to $215.6 million, compared to the year ended December 31, 2015. HTA’s FFO per diluted share increased 4.8% to $1.54 per diluted share, compared to the year ended December 31, 2015. For the year ended December 31, 2016, HTALP’s FFO increased 14.9% to $216.9 million, compared to the year ended December 31, 2015. HTALP’s FFO per diluted share increased 5.4% to $1.55 per diluted share, compared to the year ended December 31, 2015.

•
For the year ended December 31, 2016, HTA’s and HTALP’s Normalized FFO was $1.61 per diluted share, or $225.2 million, an increase of $0.08 per diluted share, or 5.2%, compared to the year ended December 31, 2015.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2016, our NOI increased 13.1%, or $36.7 million, to $317.2 million, compared to the year ended December 31, 2015.

•	For the year ended December 31, 2016, our Same-Property Cash NOI increased 2.9%, or $7.3 million, to $258.3 million, compared to the year ended December 31, 2015.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation to net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of December 31, 2016, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.9% by GLA and our occupancy rate was 91.2% by GLA.

•	We entered into new and renewal leases on approximately 1.6 million square feet of GLA, or 9.0%, of our portfolio for the year ended December 31, 2016.

•
During the year ended December 31, 2016, tenant retention for the Same-Property portfolio was 80%, which included approximately 1.3 million square feet of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of December 31, 2016, our in-house property management and leasing platform operated approximately 16.1 million square feet of GLA, or 91%, of our total portfolio.
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

•	As of December 31, 2016, we had over 700,000 square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
Our key markets represent top MSAs with strong growth metrics in jobs, household income and population; as well as low unemployment and mature healthcare infrastructures. Many are also supported by strong university systems.

•	Our investment strategy includes alignment with key healthcare systems, hospitals and leading academic medical universities.

•
Over the last several years, our investments have been focused in our key markets, with the majority of our investments also being located either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
During the year ended December 31, 2016, we acquired investments of $700.8 million, located in our key markets of Boston, Massachusetts; Columbus, Ohio; Dallas, Texas; Hartford/New Haven, Connecticut; Raleigh-Durham, North Carolina; and Tampa, Florida, and strategically expanded our presence into the new markets of Birmingham, Alabama; Orange County/Los Angeles, California; and Portland, Oregon.

•
During the year ended December 31, 2016, we completed dispositions of six senior care facilities located in Texas and California for an aggregate gross sales price of $39.5 million, generating net gains of $9.0 million. Net of dispositions, the increase in our portfolio size was approximately 18.9% based on purchase price.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2016, we had total leverage, measured by debt to total market capitalization, of 29.4%. Total liquidity was $767.7 million, including cash and cash equivalents of $11.2 million, and $756.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit).

•
During the year ended December 31, 2016, we issued $492.5 million of equity at an average price of $29.33 per share. This was comprised of $297.8 million from the sale of common stock in underwritten public offerings at an average price of $30.64 per share, $122.9 million from the sale of common stock under our at-the-market (“ATM”) offering program at an average price of $27.82 per share, and $71.8 million from the issuance of limited partner units in HTALP (“OP Units”) in connection with acquisition transactions.

•	In July 2016, HTALP issued $350.0 million of senior unsecured 10-year notes, with a coupon of 3.50% per annum.

•	In September 2016, HTALP executed a $200.0 million 7-year unsecured term loan with proceeds used to refinance our $155.0 million unsecured term loan due in 2019, and pay down existing mortgage loans.

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
Investment Activity
During the years ended December 31, 2016, 2015 and 2014, we had investments with an aggregate gross purchase price of $700.8 million, $280.9 million and $439.5 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we had dispositions with an aggregate gross sales price of $39.5 million, $35.7 million and $82.9 million, respectively. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Years Ended December 31, 2016, 2015 and 2014
As of December 31, 2016, 2015 and 2014, we owned and operated approximately 17.7 million, 15.5 million and 14.8 million square feet of GLA, respectively, with a leased rate of 91.9%, 92.0% and 92.0%, respectively, (includes leases which have been executed, but which have not yet commenced) and an occupancy rate of 91.2%, 91.4% and 91.4%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the years ended December 31, 2016, 2015 and 2014, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Contractual rental income	$445,469	$390,288	$357,704
Straight-line rent and amortization of above (below) market leases	8,118	8,120	7,692
Other operating revenue	6,976	5,145	4,175
Total	$460,563	$403,553	$369,571
Contractual rental income, which includes expense reimbursements, increased $55.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase was primarily due to $55.3 million of additional contractual rental income from our 2015 and 2016 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a $4.0 million decrease in contractual rent as a result of the buildings we sold during 2015 and 2016.
Average starting and ending annual base rents and square feet entered into for new and renewal leases consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in square feet and per square foot of GLA):

	Year Ended December 31,
	2016	2015	2014
New and renewal leases:
Average starting annual base rents	$22.57	$23.07	$20.75
Average ending annual base rents	22.38	23.07	21.01

Square feet of GLA	1,603,000	1,000,000	1,600,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2016 had rents that we believed were at market rates. Generally, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in per square foot of GLA):

	Year Ended December 31,
	2016	2015	2014
New leases:
Tenant improvements	$23.50	$25.66	$19.51
Leasing commissions	3.63	4.04	4.14
Tenant concessions	3.36	5.73	5.20
Renewal leases:
Tenant improvements	$7.34	$7.35	$2.44
Leasing commissions	1.57	1.27	1.14
Tenant concessions	1.58	1.74	1.08
The average term for new and renewal leases executed consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in years):

	Year Ended December 31,
	2016	2015	2014
New leases	6.2	7.4	6.4
Renewal leases	4.7	5.7	5.1

Rental Expenses
For the years ended December 31, 2016, 2015 and 2014, rental expenses attributable to our properties were $143.8 million, $123.4 million and $113.5 million, respectively. The increase in rental expenses for the year ended December 31, 2016, compared to 2015, was primarily due to $24.6 million of additional rental expenses associated with our 2015 and 2016 acquisitions, partially offset by improved operating efficiencies and a $1.1 million decrease in rental expenses as a result of the buildings we sold during 2015 and 2016. The increase in rental expenses for the year ended December 31, 2015, compared to 2014, was primarily due to $16.5 million of additional rental expenses associated with our 2014 and 2015 acquisitions, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold in 2014 and 2015.
General and Administrative Expenses
For the years ended December 31, 2016, 2015 and 2014, general and administrative expenses were $28.8 million, $25.6 million and $24.9 million, respectively. These increases in general and administrative expenses were primarily due to the increase in non-cash compensation expense. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Acquisition-Related Expenses
For the years ended December 31, 2016, 2015 and 2014, acquisition-related expenses were $6.5 million, $4.6 million and $9.5 million, respectively. The increase in acquisition-related expenses for the year ended December 31, 2016, compared to 2015, was primarily due to increased acquisition activity during 2016. The decrease in acquisition-related expenses for the year ended December 31, 2015, compared to 2014, was primarily due to lower closing costs incurred by us on our 2015 acquisitions.
Depreciation and Amortization Expense
For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense was $176.9 million, $154.1 million and $140.4 million, respectively. These increases in depreciation and amortization expense from year to year were primarily due to the increase in the size of our portfolio.
Impairment Charge
During the year ended December 31, 2016, we recorded impairment charges of $3.1 million that related to two MOBs in our portfolio. During the year ended December 31, 2015, we recorded impairment charges of $2.6 million, which included $1.7 million that related to a MOB we disposed of during 2015 and $0.9 million that related to another MOB in our portfolio. We did not record any impairment charges in 2014.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $4.0 million during the year ended December 31, 2016, compared to 2015. The increase was primarily the result of higher average debt outstanding during the year ended December 31, 2016, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50%, per annum, offset by a reduction in the aggregate variable unsecured revolving credit facility borrowings and mortgage loans outstanding. During the year ended December 31, 2016, the fair market value of our derivatives increased $1.3 million, compared to a decrease of $0.8 million during the year ended December 31, 2015.
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $0.6 million during the year ended December 31, 2015, compared to 2014. The increase was primarily due to the issuance of $300.0 million of unsecured senior notes in June 2014, partially offset by the change in our debt composition from the payoff of fixed rate mortgage loans using our variable rate unsecured revolving credit facility which has a lower interest rate. During the year ended December 31, 2015, the fair market value of our derivatives decreased $0.8 million, compared to a decrease of $2.9 million during the year ended December 31, 2014.
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
Gain on Sales of Real Estate
For the year ended December 31, 2016, we realized net gains of $9.0 million from the disposition of six senior care facilities located in Texas and California. For the year ended December 31, 2015, we realized net gains of $0.2 million from the disposition of six MOBs. For the year ended December 31, 2014, we realized net gains of $27.9 million from the disposition of three portfolios of MOBs.

Gain or Loss on Extinguishment of Debt
For the years ended December 31, 2016 and 2014, we realized a net loss on extinguishment of debt of $3.0 million and $4.7 million, respectively. For the year ended December 31, 2015, we realized a net gain on extinguishment of debt of $0.1 million.
Other Income and Expense
For the year ended December 31, 2016 and 2014, we had other income of $0.3 million and $49,000, respectively. For the year ended December 31, 2015, we had other expenses of $1.4 million. The net decrease for the year ended December 31, 2015, compared to 2014, was primarily due to the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into upon the date of acquisition.
NOI and Same-Property Cash NOI
NOI increased $36.7 million to $317.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to $35.8 million of additional NOI from our 2015 and 2016 acquisitions, partially offset by a $3.2 million decrease in NOI as a result of the buildings we sold during 2015 and 2016, and a reduction in straight-line rent from properties we owned more than a year. NOI increased $22.4 million to $280.4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to $28.9 million of additional NOI from our 2014 and 2015 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2014 and 2015, a reduction of interest income from the real estate notes receivable paid off by the borrowers during 2014 and a reduction in straight-line rent.
Same-Property Cash NOI increased $7.3 million to $258.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Same-Property Cash NOI increased $6.2 million to $224.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
Non-GAAP Financial Measures
FFO and Normalized FFO
We compute FFO in accordance with the current standards established by NAREIT. NAREIT defines FFO as net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property and impairment write-downs of depreciable assets, plus depreciation and amortization related to investments in real estate, and after adjustments for unconsolidated partnerships and joint ventures. We present this non-GAAP financial measure because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization unique to real estate, among other items, it provides a perspective not immediately apparent from net income or loss attributable to common stockholders/unitholders.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$45,912	$32,931	$45,371
Depreciation and amortization expense related to investments in real estate	175,544	152,846	140,269
Gain on sales of real estate, net	(8,966)	(152)	(27,894)
Impairment	3,080	2,581	—
FFO attributable to common stockholders	$215,570	$188,206	$157,746
Acquisition-related expenses	6,538	4,555	9,545
(Gain) loss on change in fair value of derivative financial instruments, net	(1,344)	769	2,870
Loss (gain) on extinguishment of debt, net	3,025	(123)	4,663
Noncontrolling income from partnership units included in diluted shares	1,315	514	490
Other normalizing items, net (1)(2)(3)	117	1,999	1,325
Normalized FFO attributable to common stockholders	$225,221	$195,920	$176,639

Net income attributable to common stockholders per diluted share	$0.33	$0.26	$0.37
FFO adjustments per diluted share, net	1.21	1.21	0.93
FFO attributable to common stockholders per diluted share	$1.54	$1.47	$1.30
Normalized FFO adjustments per diluted share, net	0.07	0.06	0.16
Normalized FFO attributable to common stockholders per diluted share	$1.61	$1.53	$1.46

Weighted average diluted common shares outstanding	140,259	128,004	121,168

(1) For the year ended December 31, 2016, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.
(2) For the year ended December 31, 2015, other normalizing items primarily include the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into at the time of acquisition for our Florida portfolio that was acquired in December 2013.

(3) For the year ended December 31, 2014, other normalizing items primarily include the write-off of deferred financing costs related to refinancing our revolving credit and term loan facility (the “Unsecured Credit Agreement”).

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per unit data):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common unitholders	$47,227	$33,445	$45,861
Depreciation and amortization expense related to investments in real estate	175,544	152,846	140,269
Gain on sales of real estate, net	(8,966)	(152)	(27,894)
Impairment	3,080	2,581	—
FFO attributable to common unitholders	$216,885	$188,720	$158,236
Acquisition-related expenses	6,538	4,555	9,545
(Gain) loss on change in fair value of derivative financial instruments, net	(1,344)	769	2,870
Loss (gain) on extinguishment of debt, net	3,025	(123)	4,663
Other normalizing items, net (1)(2)(3)	117	1,999	1,325
Normalized FFO attributable to common unitholders	$225,221	$195,920	$176,639

Net income attributable to common unitholders per diluted unit	$0.34	$0.26	$0.38
FFO adjustments per diluted unit, net	1.21	1.21	0.92
FFO attributable to common unitholders per diluted unit	$1.55	$1.47	$1.30
Normalized FFO adjustments per diluted unit, net	0.06	0.06	0.16
Normalized FFO attributable to common unitholders per diluted unit	$1.61	$1.53	$1.46

Weighted average diluted common units outstanding	140,259	128,079	121,340

(1) For the year ended December 31, 2016, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.
(2) For the year ended December 31, 2015, other normalizing items primarily include the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into at the time of acquisition for our Florida portfolio that was acquired in December 2013.

(3) For the year ended December 31, 2014, other normalizing items primarily include the write-off of deferred financing costs related to refinancing our Unsecured Credit Agreement.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) depreciation and amortization expense; (iv)impairment; (v) interest expense and net change in fair value of derivative financial instruments; (vi) gain or loss on sales of real estate; (vii) gain or loss on extinguishment of debt; and (viii) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments and (ii) amortization of below and above market leases/leasehold interests. Contractual base rent, contractual rent increases, contractual rent concessions and changes in occupancy or lease rates upon commencement and expiration of leases are a primary driver of our revenue performance. We believe that Cash NOI, which removes the impact of straight-line rent adjustments, provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
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
The following is the reconciliation of HTA’s and HTALP’s NOI and Cash NOI to net income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$47,345	$33,557	$45,994
General and administrative expenses	28,773	25,578	24,947
Acquisition-related expenses	6,538	4,555	9,545
Depreciation and amortization expense	176,866	154,134	140,432
Impairment	3,080	2,581	—
Interest expense and net change in fair value of derivative financial instruments	60,802	58,876	60,359
Gain on sales of real estate, net	(8,966)	(152)	(27,894)
Loss (gain) on extinguishment of debt, net	3,025	(123)	4,663
Other (income) expense	(286)	1,426	(49)
NOI	$317,177	$280,432	$257,997
Straight-line rent adjustments, net	(4,159)	(6,917)	(8,106)
Amortization of below and above market leases/leasehold interests, net and lease termination fees (1)	682	2,317	2,505
Cash NOI	$313,700	$275,832	$252,396

(1) For the year ended December 31, 2016, Cash NOI includes lease termination fees as they are deemed to be generated in the ordinary course of business.

The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Cash NOI	$313,700	$275,832
Notes receivable interest income	(183)	—
Non Same-Property Cash NOI	(55,210)	(24,859)
Same-Property Cash NOI (1)	$258,307	$250,973

(1) Same-Property includes 275 buildings for the years ended December 31, 2016 and 2015.
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
As of December 31, 2016, we had liquidity of $767.7 million, including $756.5 million available on our $850.0 million unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $11.2 million of cash and cash equivalents.
As of December 31, 2016, $177.1 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $3.8 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2016, we estimate that our expenditures for capital improvements for 2017 will range from $30.0 million to $40.0 million depending on leasing activity. As of December 31, 2016, we had $7.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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

Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,			Current Year Change	Prior Year Change
	2016	2015	2014
Cash and cash equivalents - beginning of year	$13,070	$10,413	$18,081	$2,657	$(7,668)
Net cash provided by operating activities	203,695	191,095	168,499	12,600	22,596
Net cash used in investing activities	(606,315)	(269,264)	(259,702)	(337,051)	(9,562)
Net cash provided by financing activities	400,781	80,826	83,535	319,955	(2,709)
Cash and cash equivalents - end of year	$11,231	$13,070	$10,413	$(1,839)	$2,657
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
For the year ended December 31, 2016, net cash used in investing activities primarily related to investments in real estate of $592.0 million and capital expenditures of $43.0 million, partially offset by the proceeds from the sales of real estate of $26.6 million. For the year ended December 31, 2015, net cash used in investing activities primarily related to investments in real estate of $279.3 million and capital expenditures of $29.3 million, partially offset by proceeds from the sales of real estate of $34.6 million. For the year ended December 31, 2014, net cash used in investing activities primarily related to investments in real estate of $307.3 million and capital expenditures of $29.0 million, partially offset by proceeds from the sales of real estate of $78.9 million and proceeds from the collection of real estate notes receivable of $28.5 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the year ended December 31, 2016, net cash provided by financing activities primarily related to net proceeds of shares of common stock issued of $418.9 million, proceeds from unsecured senior notes of $347.7 million, partially offset by dividends paid to holders of our common stock of $159.2 million, net payments on our unsecured revolving credit facility of $130.0 million and payments on our mortgage loans of $110.9 million. For the year ended December 31, 2015, net cash provided by financing activities primarily related to related to net borrowings of $282.0 million on our Unsecured Credit Agreement and net proceeds of shares of common stock issued of $44.3 million, partially offset by dividends paid to holders of our common stock of $146.4 million and payments on our mortgage loans of $94.9 million. For the year ended December 31, 2014, net cash provided by financing activities primarily related to net proceeds from the issuance of unsecured senior notes of $297.6 million and net proceeds of shares of common stock issued of $152.0 million, partially offset by dividends paid to holders of our common stock of $137.2 million, payments on our mortgage and term loans of $192.2 million and net payments on our unsecured revolving credit facility of $19.0 million.
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
For the year ended December 31, 2016, HTA paid cash dividends of $159.2 million. In January 2017, HTA paid cash dividends of $42.5 million for the quarter ended December 31, 2016. On February 15, 2017, HTA declared a quarterly cash dividend of $0.30 per share to be paid on April 11, 2017 to stockholders of record on April 3, 2017.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of December 31, 2016, our leverage ratio, measured by debt to total market capitalization, was 29.4%.

As of December 31, 2016, we had debt outstanding of $1.8 billion and the weighted average interest rate was 3.35% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2016, $756.5 million was available on our $850.0 million unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020.
Unsecured Term Loans
As of December 31, 2016, we had $500.0 million of unsecured term loans outstanding, comprised of a $300.0 million term loan under our Unsecured Credit Agreement maturing in 2019 and a $200.0 million unsecured term loan maturing in 2023. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of December 31, 2016, we had $950.0 million of unsecured notes outstanding, comprised of $300.0 million of unsecured senior notes maturing in 2021, $300.0 million of unsecured senior notes maturing in 2023 and $350.0 million of unsecured notes maturing in 2026.
Mortgage Loans
During the year ended December 31, 2016, we made payments of $110.9 million on our mortgage loans and have $76.6 million of principal payments due in 2017.
Commitments and Contingencies
See Note 9 - Commitments and Contingencies to our accompanying consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2016, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2016 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$76,582	$315,561	$441,637	$947,686	$1,781,466
Interest (2)	58,256	111,471	94,717	98,742	363,186
Ground lease and other operating lease obligations	6,709	13,501	14,908	532,275	567,393
Total	$141,547	$440,533	$551,262	$1,578,703	$2,712,045

(1) The table does not reflect the one year extension on $300.0 million of our debt that matures in 2019 subject to certain conditions.
(2) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2016 and excludes the impact of our interest rate swaps.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2016, we had no off-balance sheet arrangements.
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
The table below presents, as of December 31, 2016, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$75,596	$3,671	$9,720	$22,672	$303,333	$739,569	$1,154,561
Weighted average interest rate on fixed rate debt (per annum)	5.87%	5.43%	6.01%	6.10%	3.39%	3.97%	3.89%
Variable rate debt	$986	$1,051	$301,119	$115,123	$509	$208,117	$626,905
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2016 (per annum)	2.68%	3.20%	2.96%	3.26%	4.85%	4.25%	2.08%
As of December 31, 2016, we had $1.8 billion fixed and variable rate debt with interest rates ranging from 1.80% to 6.39% per annum and a weighted average interest rate of 3.25% per annum, excluding the impact of interest rate swaps. We had $1,154.6 million (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.89% per annum and $626.9 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 2.08% per annum as of December 31, 2016, excluding the impact of interest rate swaps.
As of December 31, 2016, the fair value of our fixed rate debt was $1,155.1 million and the fair value of our variable rate debt was $628.8 million based upon prevailing market rates as of December 31, 2016.
As of December 31, 2016, we had interest rate swaps outstanding that effectively fix $190.7 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.35% and 3.35% per annum, respectively.
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
As of December 31, 2016, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2016.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.
(c) Changes in internal control over financial reporting.  There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.

February 21, 2017

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
As of December 31, 2016, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2016.
(b) Management’s report on internal control over financial reporting.  HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2016.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting.  There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in HTA’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2017.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in HTA’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in HTA’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2017.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2017.

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
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Healthcare Trust of America, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Healthcare Trust of America Holdings, LP
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Healthcare Trust of America Holdings, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2017

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Real estate investments:
Land	$386,526	$303,706
Building and improvements	3,466,516	2,901,157
Lease intangibles	467,571	430,749
	4,320,613	3,635,612
Accumulated depreciation and amortization	(817,593)	(676,144)
Real estate investments, net	3,503,020	2,959,468
Cash and cash equivalents	11,231	13,070
Restricted cash and escrow deposits	13,814	15,892
Receivables and other assets, net	173,461	141,703
Other intangibles, net	46,318	42,167
Total assets	$3,747,844	$3,172,300
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,768,905	$1,590,696
Accounts payable and accrued liabilities	105,034	94,933
Derivative financial instruments - interest rate swaps	1,920	2,370
Security deposits, prepaid rent and other liabilities	49,859	46,295
Intangible liabilities, net	37,056	26,611
Total liabilities	1,962,774	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	4,653	4,437
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 141,719,134 and 127,026,839 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,417	1,270
Additional paid-in capital	2,754,818	2,328,806
Cumulative dividends in excess of earnings	(1,068,961)	(950,652)
Total stockholders’ equity	1,687,274	1,379,424
Noncontrolling interests	93,143	27,534
Total equity	1,780,417	1,406,958
Total liabilities and equity	$3,747,844	$3,172,300

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$460,563	$403,553	$369,571
Interest and other operating income	365	269	1,934
Total revenues	460,928	403,822	371,505
Expenses:
Rental	143,751	123,390	113,508
General and administrative	28,773	25,578	24,947
Acquisition-related	6,538	4,555	9,545
Depreciation and amortization	176,866	154,134	140,432
Impairment	3,080	2,581	—
Total expenses	359,008	310,238	288,432
Income before other income (expense)	101,920	93,584	83,073
Interest expense:
Interest related to derivative financial instruments	(2,377)	(3,140)	(5,904)
Gain (loss) on change in fair value of derivative financial instruments, net	1,344	(769)	(2,870)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(1,033)	(3,909)	(8,774)
Interest related to debt	(59,769)	(54,967)	(51,585)
Gain on sales of real estate, net	8,966	152	27,894
(Loss) gain on extinguishment of debt, net	(3,025)	123	(4,663)
Other income (expense)	286	(1,426)	49
Net income	$47,345	$33,557	$45,994
Net income attributable to noncontrolling interests (1)	(1,433)	(626)	(623)
Net income attributable to common stockholders	$45,912	$32,931	$45,371
Earnings per common share - basic:
Net income attributable to common stockholders	$0.34	$0.26	$0.38
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.33	$0.26	$0.37
Weighted average common shares outstanding:
Basic	136,620	126,074	119,904
Diluted	140,259	128,004	121,168

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Class A Common Stock (1)		Additional Paid-In Capital (1)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2013	118,440	$1,184	$2,128,082	$(742,060)	$1,387,206	$12,543	$1,399,749
Issuance of common stock, net	6,371	64	151,950	—	152,014	—	152,014
Issuance of operating partnership units	—	—	—	—	—	16,960	16,960
Share-based award transactions, net	263	3	4,380	—	4,383	—	4,383
Repurchase and cancellation of common stock	(48)	(1)	(1,055)	—	(1,056)	—	(1,056)
Redemption of noncontrolling interest and other	61	1	(1,425)	—	(1,424)	995	(429)
Dividends ($1.155 per common share)	—	—	—	(139,355)	(139,355)	(1,655)	(141,010)
Net income	—	—	—	45,371	45,371	439	45,810
Balance as of December 31, 2014	125,087	1,251	2,281,932	(836,044)	1,447,139	29,282	1,476,421
Issuance of common stock, net	1,800	18	43,631	—	43,649	—	43,649
Share-based award transactions, net	202	2	5,722	—	5,724	—	5,724
Repurchase and cancellation of common stock	(62)	(1)	(1,666)	—	(1,667)	—	(1,667)
Redemption of noncontrolling interest and other	—	—	(813)	—	(813)	—	(813)
Dividends ($1.170 per common share)	—	—	—	(147,539)	(147,539)	(2,262)	(149,801)
Net income	—	—	—	32,931	32,931	514	33,445
Balance as of December 31, 2015	127,027	1,270	2,328,806	(950,652)	1,379,424	27,534	1,406,958
Issuance of common stock, net	14,138	141	417,022	—	417,163	—	417,163
Issuance of operating partnership units	—	—	—	—	—	74,460	74,460
Share-based award transactions, net	391	4	7,067	—	7,071	—	7,071
Repurchase and cancellation of common stock	(94)	(1)	(2,641)	—	(2,642)	—	(2,642)
Redemption of noncontrolling interest and other	257	3	4,564	—	4,567	(5,709)	(1,142)
Dividends ($1.190 per common share)	—	—	—	(164,221)	(164,221)	(4,457)	(168,678)
Net income	—	—	—	45,912	45,912	1,315	47,227
Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$(1,068,961)	$1,687,274	$93,143	$1,780,417

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$47,345	$33,557	$45,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	175,285	151,614	137,188
Share-based compensation expense	7,071	5,724	4,383
Bad debt expense	846	828	312
Gain on sales of real estate, net	(8,966)	(152)	(27,894)
Impairment	3,080	2,581	—
Loss (gain) on extinguishment of debt, net	3,025	(123)	4,663
Change in fair value of derivative financial instruments	(1,344)	769	2,870
Changes in operating assets and liabilities:
Receivables and other assets, net	(22,080)	(7,508)	(9,252)
Accounts payable and accrued liabilities	2,171	(6,284)	12,262
Security deposits, prepaid rent and other liabilities	(2,738)	10,089	(2,027)
Net cash provided by operating activities	203,695	191,095	168,499
Cash flows from investing activities:
Investments in real estate	(591,954)	(279,334)	(307,271)
Acquisition of note receivable	—	—	(11,924)
Proceeds from the sales of real estate	26,555	34,629	78,854
Capital expenditures	(42,994)	(29,270)	(29,037)
Collection of real estate notes receivable	—	—	28,520
Restricted cash, escrow deposits and other assets	2,078	4,711	(18,844)
Net cash used in investing activities	(606,315)	(269,264)	(259,702)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	574,000	454,000	294,000
Payments on unsecured revolving credit facility	(704,000)	(272,000)	(313,000)
Proceeds from unsecured senior notes	347,725	—	297,615
Borrowings on unsecured term loans	200,000	100,000	—
Payments on unsecured term loans	(155,000)	—	(100,000)
Payments on secured mortgage loans	(110,935)	(94,856)	(92,236)
Deferred financing costs	(3,191)	(204)	(12,112)
Derivative financial instrument termination payments	—	—	(1,675)
Security deposits	924	(243)	(1,025)
Proceeds from issuance of common stock	418,891	44,324	152,014
Issuance of operating partnership units	2,706	—	—
Repurchase and cancellation of common stock	(2,642)	(1,667)	(1,056)
Redemption of redeemable noncontrolling interests	(4,572)	—	—
Dividends paid	(159,174)	(146,372)	(137,158)
Distributions to noncontrolling interest of limited partners	(3,951)	(2,156)	(1,832)
Net cash provided by financing activities	400,781	80,826	83,535
Net change in cash and cash equivalents	(1,839)	2,657	(7,668)
Cash and cash equivalents - beginning of year	13,070	10,413	18,081
Cash and cash equivalents - end of year	$11,231	$13,070	$10,413
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2016	2015
ASSETS
Real estate investments:
Land	$386,526	$303,706
Building and improvements	3,466,516	2,901,157
Lease intangibles	467,571	430,749
	4,320,613	3,635,612
Accumulated depreciation and amortization	(817,593)	(676,144)
Real estate investments, net	3,503,020	2,959,468
Cash and cash equivalents	11,231	13,070
Restricted cash and escrow deposits	13,814	15,892
Receivables and other assets, net	173,461	141,703
Other intangibles, net	46,318	42,167
Total assets	$3,747,844	$3,172,300
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,768,905	$1,590,696
Accounts payable and accrued liabilities	105,034	94,933
Derivative financial instruments - interest rate swaps	1,920	2,370
Security deposits, prepaid rent and other liabilities	49,859	46,295
Intangible liabilities, net	37,056	26,611
Total liabilities	1,962,774	1,760,905
Commitments and contingencies
Redeemable noncontrolling interests	4,653	4,437
Partners’ Capital:
Limited partners’ capital, 4,323,095 and 1,929,942 units issued and outstanding as of December 31, 2016 and 2015, respectively	92,873	27,264
General partners’ capital, 141,719,134 and 127,026,839 units issued and outstanding as of December 31, 2016 and 2015, respectively	1,687,544	1,379,694
Total partners’ capital	1,780,417	1,406,958
Total liabilities and partners’ capital	$3,747,844	$3,172,300

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$460,563	$403,553	$369,571
Interest and other operating income	365	269	1,934
Total revenues	460,928	403,822	371,505
Expenses:
Rental	143,751	123,390	113,508
General and administrative	28,773	25,578	24,947
Acquisition-related	6,538	4,555	9,545
Depreciation and amortization	176,866	154,134	140,432
Impairment	3,080	2,581	—
Total expenses	359,008	310,238	288,432
Income before other income (expense)	101,920	93,584	83,073
Interest expense:
Interest related to derivative financial instruments	(2,377)	(3,140)	(5,904)
Gain (loss) on change in fair value of derivative financial instruments, net	1,344	(769)	(2,870)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(1,033)	(3,909)	(8,774)
Interest related to debt	(59,769)	(54,967)	(51,585)
Gain on sales of real estate, net	8,966	152	27,894
(Loss) gain on extinguishment of debt, net	(3,025)	123	(4,663)
Other income (expense)	286	(1,426)	49
Net income	$47,345	$33,557	$45,994
Net income attributable to noncontrolling interests	(118)	(112)	(133)
Net income attributable to common unitholders	$47,227	$33,445	$45,861
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.34	$0.26	$0.38
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.34	$0.26	$0.38
Weighted average common units outstanding:
Basic	140,259	128,079	121,340
Diluted	140,259	128,079	121,340
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units (1)	Amount	Units (1)	Amount
Balance as of December 31, 2013	118,440	$1,387,476	1,527	$13,818	$1,401,294
Issuance of general partner units, net	6,371	152,014	—	—	152,014
Issuance of limited partner units	—	—	692	16,960	16,960
Share-based award transactions, net	263	4,383	(3)	—	4,383
Redemption and cancellation of general partner units	(48)	(1,056)	—	—	(1,056)
Redemption of limited partner units and other	61	(1,424)	(61)	(601)	(2,025)
Distributions ($1.155 per common unit)	—	(139,355)	—	(1,655)	(141,010)
Net income	—	45,371	—	490	45,861
Balance as of December 31, 2014	125,087	1,447,409	2,155	29,012	1,476,421
Issuance of general partner units, net	1,800	43,649	—	—	43,649
Share-based award transactions, net	202	5,724	(225)	—	5,724
Redemption and cancellation of general partner units	(62)	(1,667)	—	—	(1,667)
Redemption of limited partner units and other	—	(813)	—	—	(813)
Distributions ($1.170 per common unit)	—	(147,539)	—	(2,262)	(149,801)
Net income	—	32,931	—	514	33,445
Balance as of December 31, 2015	127,027	1,379,694	1,930	27,264	1,406,958
Issuance of general partner units, net	14,138	417,163	—	—	417,163
Issuance of limited partner units	—	—	2,650	74,460	74,460
Share-based award transactions, net	391	7,071	—	—	7,071
Redemption and cancellation of general partner units	(94)	(2,642)	—	—	(2,642)
Redemption of limited partner units and other	257	4,567	(257)	(5,709)	(1,142)
Distributions ($1.190 per common unit)	—	(164,221)	—	(4,457)	(168,678)
Net income	—	45,912	—	1,315	47,227
Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417

(1) For the year ended December 31, 2013, amounts have been adjusted retroactively to reflect the Reverse Stock Split effected on December 15, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$47,345	$33,557	$45,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	175,285	151,614	137,188
Share-based compensation expense	7,071	5,724	4,383
Bad debt expense	846	828	312
Gain on sales of real estate, net	(8,966)	(152)	(27,894)
Impairment	3,080	2,581	—
Loss (gain) on extinguishment of debt, net	3,025	(123)	4,663
Change in fair value of derivative financial instruments	(1,344)	769	2,870
Changes in operating assets and liabilities:
Receivables and other assets, net	(22,080)	(7,508)	(9,252)
Accounts payable and accrued liabilities	2,171	(6,284)	12,262
Security deposits, prepaid rent and other liabilities	(2,738)	10,089	(2,027)
Net cash provided by operating activities	203,695	191,095	168,499
Cash flows from investing activities:
Investments in real estate	(591,954)	(279,334)	(307,271)
Acquisition of note receivable	—	—	(11,924)
Proceeds from the sales of real estate	26,555	34,629	78,854
Capital expenditures	(42,994)	(29,270)	(29,037)
Collection of real estate notes receivable	—	—	28,520
Restricted cash, escrow deposits and other assets	2,078	4,711	(18,844)
Net cash used in investing activities	(606,315)	(269,264)	(259,702)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	574,000	454,000	294,000
Payments on unsecured revolving credit facility	(704,000)	(272,000)	(313,000)
Proceeds from unsecured senior notes	347,725	—	297,615
Borrowings on unsecured term loans	200,000	100,000	—
Payments on unsecured term loans	(155,000)	—	(100,000)
Payments on secured mortgage loans	(110,935)	(94,856)	(92,236)
Deferred financing costs	(3,191)	(204)	(12,112)
Derivative financial instrument termination payments	—	—	(1,675)
Security deposits	924	(243)	(1,025)
Proceeds from issuance of general partner units	418,891	44,324	152,014
Issuance of limited partner units	2,706	—	—
Repurchase and cancellation of general partner units	(2,642)	(1,667)	(1,056)
Redemption of redeemable noncontrolling interests	(4,572)	—	—
Distributions paid to general partner	(159,174)	(146,372)	(137,158)
Distributions to limited partners and redeemable noncontrolling interests	(3,951)	(2,156)	(1,832)
Net cash provided by financing activities	400,781	80,826	83,535
Net change in cash and cash equivalents	(1,839)	2,657	(7,668)
Cash and cash equivalents - beginning of year	13,070	10,413	18,081
Cash and cash equivalents - end of year	$11,231	$13,070	$10,413
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of December 31, 2016, HTA owned a 97.0% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. as measured by the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery, and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
Since 2006, we have invested $4.2 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.7 million square feet of GLA throughout the U.S. As of December 31, 2016, approximately 97% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of December 31, 2016. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in top 75 MSAs with Boston, Hartford/New Haven, Dallas, Houston, Phoenix and Orange County/Los Angeles being our largest markets by investment.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation
As of January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-02 and ASU 2016-17, as described below in “Recently Issued or Adopted Accounting Pronouncements”, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for VIEs. The consolidated financial statements include our accounts of those of our subsidiaries and consolidated joint venture arrangements. The portions of the operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests in our consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of December 31, 2016, 2015 and 2014, there were approximately 4.3 million, 1.9 million and 2.2 million, respectively, of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Our analysis of FASB ASU 2015-02 and ASU 2016-17 concluded that our operating partnership and other joint venture arrangements are VIEs, as the limited partners in the related partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Additionally, we determined we are the primary beneficiary of our VIEs. Accordingly, we consolidate our interests in the operating partnership and other joint venture arrangements. Although, as we hold what is deemed a majority voting interest in the operating partnership and other joint venture arrangements, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
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
Tenant receivables and straight-line rent receivables are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2016, 2015 and 2014, we had $2.0 million, $2.2 million and $2.0 million, respectively, in allowances for uncollectible accounts. During the years ended December 31, 2016, 2015 and 2014, we recorded bad debt expense of $0.8 million, $0.8 million and $0.3 million, respectively.
Investments in Real Estate
A property acquired that is not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible assets and assumed liabilities based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.
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
The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 193 months. Furniture, fixtures and equipment is depreciated over five years. Depreciation expense of buildings and improvements for the years ended December 31, 2016, 2015 and 2014, was $118.7 million, $101.2 million, and $87.9 million, respectively.
Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. We did not classify any assets as held for sale for the years ended December 31, 2016, 2015 and 2014.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the years ended December 31, 2016 and 2015, we recorded impairment charges of $3.1 million and $2.6 million, respectively. We did not record any impairment charges for the year ended December 31, 2014.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amount of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2016, 2015 and 2014, there were no impairment losses.
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
Noncontrolling Interests
HTA’s net income attributable to noncontrolling interests in the accompanying consolidated statements of operations relate to both noncontrolling interest reflected within equity and redeemable noncontrolling interests reflected outside of equity in the accompanying consolidated balance sheets. OP Units, including LTIP awards, are accounted for as partners’ capital in HTALP’s accompanying consolidated balance sheets and as noncontrolling interest reflected within equity in HTA’s accompanying consolidated balance sheets.
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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $365.1 million as of December 31, 2016.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2016, we had cash balances of $15.3 million in excess of Federal Deposit Insurance Corporation insured limits.
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
Recently Issued or Adopted Accounting Pronouncements
The following table provides a brief description of recently issued accounting pronouncements:

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
ASU 2014-09 Revenue from Contracts with Customers (Issued May 2014)
ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.

In July 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the ability to early adopt as of the original effective date.

We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, as the majority of our revenues are derived from real estate lease contracts, as discussed in relation to ASU 2016-02 below. We will adopt ASU 2014-09 effective January 1, 2018 using the retrospective approach and the adoption will not have a material impact on our consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
ASU 2016-02 Leases (Issued February 2016)
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
We will adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective approach.  We are currently evaluating the full impact ASU 2016-02 will have on our consolidated financial statements and disclosures, however, we anticipate there to be a significant increase in our assets and liabilities on our consolidated balance sheets due to the recognition of our current ground leases which represented rental expense of $7.6 million and have an average remaining term of 48.2 years for the year ended December 31, 2016.  In addition, we anticipate there to be a material impact on our consolidated balance sheets and statements of operations as certain leasing costs will no longer qualify for capitalization over the life of the lease but instead be required to be expensed as incurred.

ASU 2016-13 Financial Instruments Credit Losses: Measurement of Credit Losses on Financial Instruments (Issued June 2016)
ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.

		ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.	We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Issued August 2016)
ASU 2016-15 includes multiple provisions intended to clarify various aspects of cash flow presentation by making eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.
ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.
We will adopt ASU 2016-15 as of the year ended December 31, 2017. We do not anticipate there to be a material impact, however, we are still evaluating the impact ASU 2016-15 will have on our consolidated financial statements.

ASU 2016-18 Statement of Cash Flows: Restricted Cash (Issued November 2016)
ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.
We will adopt ASU 2016-18 as of the year ended December 31, 2017. We do not anticipate there to be a material impact, however, we are still evaluating the impact ASU 2016-18 will have on our consolidated financial statements.

ASU 2017-01 Business Combinations: Clarifying the Definition of a Business (Issued January 2017)
ASU 2017-01 clarifies the definition of a business by adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including, but not limited to, acquisitions, disposals, goodwill and consolidation.
ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.
We anticipate early adoption, however, we are currently evaluating the full impact ASU 2017-01 will have on our consolidated financial statements and disclosures. We anticipate a vast majority of our acquisitions and dispositions to result in asset acquisitions and dispositions rather than business combinations and a significant portion of our acquisition-related expenses to be capitalized.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a brief description of recently adopted accounting pronouncements:

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
ASU 2015-02 Amendments to the Consolidation Analysis (Issued February 2015)
ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in ASU 2015-02 affect the following areas: (i) limited partnerships and similar legal entities; (ii) evaluating fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds.
ASU 2015-02 is effective for fiscal years beginning after December 15, 2015 with early adoption permitted.
We adopted ASU 2015-02 as of January 1, 2016. The adoption had no material impact on our interests in joint venture arrangements. Accordingly, there was no material impact on previous or current reporting periods’ consolidated financial statements.

ASU 2015-16 Business Combinations - Simplifying the Accounting for Measurement-Period Adjustment (Issued September 2015)
ASU 2015-16 eliminates the requirement that an acquirer in a business combination has to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amount of the adjustment, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.

		ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 with early adoption permitted.	We adopted ASU 2015-16 as of January 1, 2016. As a result of the adoption there was no material impact in the previous or current reporting periods’ consolidated financial statements.
3. Investments in Real Estate
For the year ended December 31, 2016, our investments had an aggregate purchase price of $700.8 million. We incurred $2.9 million of costs attributable to these investments, which were recorded in acquisition-related expenses in the accompanying consolidated statements of operations. As part of the acquisitions, we assumed mortgage loans with an aggregate fair value of $27.5 million and issued 2,650,409 OP Units with a market value at the time of issuance of $71.8 million.
The following investments were determined to be individually not significant, but significant on a collective basis. The purchase price allocation for each of our investments are preliminary and subject to change until allocations are finalized, which will be no later than 12 months from the date of acquisition. The preliminary allocations for these investments are set forth below in the aggregate for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Land	$85,017	$19,828	$85,442
Building and improvements	559,930	246,911	325,290
In place leases	56,807	24,646	31,437
Below market leases	(13,792)	(8,360)	(2,218)
Above market leases	4,626	1,336	2,325
Below market leasehold interests	4,189	2,698	1,625
Above market leasehold interests	(50)	(7,725)	—
Above market debt, net	(83)	—	(3,766)
Interest rate swaps	(779)	—	—
Net assets acquired	695,865	279,334	440,135
Other, net	4,899	1,526	(605)
Aggregate purchase price	$700,764	$280,860	$439,530
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the years ended December 31, 2016, 2015 and 2014 (in years):

	Year Ended December 31,
	2016	2015	2014
Acquired intangible assets	8.4	24.8	10.8
Acquired intangible liabilities	7.7	51.7	8.3

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent to December 31, 2016, we completed an investment with a purchase price of $13.6 million. The purchase price of this MOB was subject to certain post-closing adjustments. Due to the recent timing of the acquisition of this investment, we have not completed our initial purchase price allocation with respect to this investment and, therefore, cannot provide disclosures at this time similar to those contained in Note 3 - Investments in Real Estate to our consolidated financial statements.
We recognized the following revenues and net income for the years ended December 31, 2016, 2015 and 2014 related to investments in 2016, 2015 and 2014, respectively (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues	$44,458	$17,746	$15,528
Net income	6,592	5,190	3,161
Supplementary Pro Forma Information of HTA
The following unaudited pro forma consolidated results of operations of HTA for the years ended December 31, 2016 and 2015, assumes that all 2016 investments occurred on January 1, 2015 and excludes $2.9 million of acquisition-related expenses (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Revenues	$488,159	$475,480
Net income attributable to common stockholders	53,713	42,439

Net income attributable to common stockholders per share - basic	$0.38	$0.30
Net income attributable to common stockholders per share - diluted	0.37	0.29
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
The following unaudited pro forma consolidated results of operations of HTA for the year ended December 31, 2014 assumes that all 2014 investments occurred on January 1, 2013 and excludes $6.3 million of acquisition-related expenses (in thousands, except per share data):

Year Ended December 31,
2014
Revenues	$399,500
Net income attributable to common stockholders	56,290

Net income attributable to common stockholders per unit - basic	$0.45
Net income attributable to common stockholders per unit - diluted	0.44
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplementary Pro Forma Information of HTALP
The following unaudited pro forma consolidated results of operations of HTALP for the years ended December 31, 2016 and 2015, assumes that all 2016 investments occurred on January 1, 2015 and excludes $2.9 million of acquisition-related expenses (in thousands, except per unit data):

	Year Ended December 31,
	2016	2015
Revenues	$488,159	$475,480
Net income attributable to common unitholders	55,028	42,954

Net income attributable to common unitholders per unit - basic	$0.38	$0.29
Net income attributable to common unitholders per unit - diluted	0.38	0.29
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
The following unaudited pro forma consolidated results of operations of HTALP for the year ended December 31, 2014 assumes that all 2014 investments occurred on January 1, 2013 and excludes $6.3 million of acquisition-related expenses (in thousands, except per unit data):

Year Ended December 31,
2014
Revenues	$399,500
Net income attributable to common unitholders	56,780

Net income attributable to common unitholders per unit - basic	$0.45
Net income attributable to common unitholders per unit - diluted	0.45
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the investments occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
4. Impairment and Dispositions
During the year ended December 31, 2016, we completed dispositions of six senior care facilities for an aggregate gross sales price of $39.5 million, generating net gains of $9.0 million. During the same period, we entered into promissory notes of $12.7 million, for which we are the beneficiary, as part of certain dispositions and we additionally recorded impairment charges of $3.1 million related to two MOBs in our portfolio. During the year ended December 31, 2015, we completed dispositions of six MOBs for an aggregate gross sales price of $35.7 million, generating net gains of $0.2 million. During the same period, we recorded impairment charges of $2.6 million, which included $1.7 million related to a MOB we disposed of during 2015 and $0.9 million that related to another MOB in our portfolio. During the year ended December 31, 2014, we completed three dispositions of portfolios of MOBs for an aggregate gross sales price of $82.9 million, generating net gains of $27.9 million. These dispositions consisted of non-core buildings or buildings located outside our key markets.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands, except weighted average remaining amortization):

	December 31, 2016		December 31, 2015
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$294,597	9.7	$249,824	11.0
Tenant relationships	172,974	10.6	180,925	10.4
Above market leases	28,401	6.3	24,974	6.0
Below market leasehold interests	38,136	60.4	34,606	63.0
	534,108		490,329
Accumulated amortization	(256,305)		(219,334)
Total	$277,803	16.1	$270,995	16.6

Liabilities:
Below market leases	$34,370	18.6	$22,240	27.2
Above market leasehold interests	11,632	53.0	11,582	53.7
	46,002		33,822
Accumulated amortization	(8,946)		(7,211)
Total	$37,056	28.5	$26,611	38.0
The following is a summary of the net intangible amortization for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization recorded against rental income related to above or (below) market leases	$255	$1,936	$2,096
Rental expense related to above or (below) market leasehold interests	453	414	457
Amortization expense related to in place leases and tenant relationships	52,213	47,444	48,465
As of December 31, 2016, the amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2017	$48,338	$3,456
2018	41,081	3,333
2019	34,608	3,120
2020	26,321	2,721
2021	21,853	2,462
Thereafter	105,602	21,964
Total	$277,803	$37,056

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Tenant receivables, net	$8,722	$5,820
Other receivables, net	9,233	11,882
Deferred financing costs, net	4,198	5,524
Deferred leasing costs, net	20,811	17,923
Straight-line rent receivables, net	74,052	65,543
Prepaid expenses, deposits, equipment and other, net	55,904	34,584
Derivative financial instruments - interest rate swaps	541	427
Total	$173,461	$141,703
The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization expense related to deferred leasing costs	$4,647	$4,177	$3,319
Interest expense related to deferred financing costs (1)	1,326	1,339	1,810

(1) For the year ended December 31, 2014, amounts have been adjusted to reflect the retrospective presentation of the adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.
As of December 31, 2016, the amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2017	$5,678
2018	4,950
2019	4,325
2020	2,629
2021	1,943
Thereafter	5,484
Total	$25,009
7. Debt
Debt consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Unsecured revolving credit facility	$88,000	$218,000
Unsecured term loans	500,000	455,000
Unsecured senior notes	950,000	600,000
Fixed rate mortgages loans	204,562	298,030
Variable rate mortgages loans	38,904	28,988
	1,781,466	1,600,018
Deferred financing costs, net	(9,527)	(8,411)
Discounts, net	(3,034)	(911)
Total	$1,768,905	$1,590,696

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Credit Agreement
Unsecured Revolving Credit Facility
In 2015, we entered into an Unsecured Credit Agreement which provides for a $850.0 million unsecured revolving credit facility. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020 and is guaranteed by HTA.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2016, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
As of December 31, 2016, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2016 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 1.90% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
$200.0 Million Unsecured Term Loan
On September 26, 2016, HTALP executed a $200.0 million unsecured term loan due on September 26, 2023. Proceeds were used to refinance our $155.0 million unsecured term due on July 19, 2019 and to pay down existing mortgage loans. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2016 was 1.65% per annum. HTALP had interest rate swaps in place that fix the interest rate at 2.82% per annum, based on our current credit rating. As of December 31, 2016, HTALP had $200.0 million outstanding on its unsecured term loan.
$300.0 Million Unsecured Senior Notes due 2021
As of December 31, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$300.0 Million Unsecured Senior Notes due 2023
As of December 31, 2016, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
$350.0 Million Unsecured Senior Notes due 2026
On July 12, 2016, HTALP executed $350.0 million of unsecured senior notes that are guaranteed by HTA. The unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of December 31, 2016, HTALP had $350.0 million of unsecured senior notes outstanding that mature on August 1, 2026.
Fixed and Variable Rate Mortgages
As of December 31, 2016, HTALP and its subsidiaries had fixed and variable rate mortgages loans with interest rates ranging from 2.20% to 6.39% per annum and a weighted average interest rate of 5.07% per annum. Including the impact of the interest rate swap associated with our variable rate mortgage, the weighted average interest rate was 5.44% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2016 (in thousands):

Year	Amount
2017	$76,582
2018	4,722
2019	310,839
2020	137,795
2021	303,842
Thereafter	947,686
Total	$1,781,466
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
Deferred Financing Costs
As of December 31, 2016, the amortization of deferred financing costs is as follows (in thousands):

Year	Amount
2017	$1,847
2018	1,775
2019	1,780
2020	1,338
2021	1,060
Thereafter	1,727
Total	$9,527
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of December 31, 2016, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.
8. Derivative Financial Instruments
The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2016 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$50,000	LIBOR	1.39%	$33	Swap	7/17/2019
105,000	LIBOR	1.24	486	Swap	7/17/2019
25,272	LIBOR + 1.45%	4.98	(1,551)	Swap	5/1/2020
6,083	LIBOR + 2.25%	4.04	22	Swap	1/1/2023
4,356	LIBOR + 0.49%	3.52	(369)	Swap	12/1/2023

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists the derivative financial instrument assets and (liabilities) held by us as of December 31, 2015 (in thousands):

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$100,000	LIBOR	0.86%	$(142)	Swap	6/15/2016
50,000	LIBOR	1.39	(71)	Swap	7/17/2019
105,000	LIBOR	1.24	427	Swap	7/17/2019
26,092	LIBOR + 1.45%	4.98	(2,157)	Swap	5/1/2020
As of December 31, 2016 and 2015, the gross fair value of our derivative financial instruments was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swaps	Receivables and other assets	$541	$427	Derivative financial instruments	$1,920	$2,370
There were no derivatives offset in our accompanying consolidated balance sheets as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, we had derivatives subject to enforceable master netting arrangements which allowed for net cash settlement with the respective counterparties (in thousands):

	December 31, 2016			December 31, 2015
	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts	Gross Amounts	Amounts Subject to Enforceable Master Netting Arrangements	Net Amounts
Asset derivatives	$541	$—	$541	$427	$(427)	$—
Liability derivatives	1,920	—	1,920	2,370	(427)	1,943
We have agreements with each of our interest rate swap derivative counterparties which provide that if we default on certain of our unsecured indebtedness, our counterparties could declare us in default on our interest rate swap derivative obligations resulting in an acceleration of the indebtedness. In addition, we are exposed to credit risk in the event of non-performance by our derivative counterparties. We believe we mitigate the credit risk by entering into agreements with credit-worthy counterparties. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of December 31, 2016, there have been no termination events or events of default related to our interest rate swaps.
9. Commitments and Contingencies
Litigation
We engage in litigation with various parties as a routine part of our business, including tenant pursuits. However, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material effect on our consolidated financial position, results of operations or cash flows.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2016 are as follows (in thousands):

Year	Amount
2017	$6,709
2018	6,708
2019	6,793
2020	6,881
2021	8,027
Thereafter	532,275
Total	$567,393
During the years ended December 31, 2016, 2015 and 2014, rental expense was $8.5 million, $6.9 million and $4.8 million, respectively. The amount of contingent rent and sublease rent was not significant.
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
During the year ended December 31, 2016, HTA issued $492.5 million of equity at an average price of $29.33 per share.
Common Stock Offerings
In January 2016, HTA entered into a new equity distribution agreement with respect to its ATM offering program of common stock with an aggregate sales amount of up to $300.0 million. During the year ended December 31, 2016, HTA issued and sold 4,418,571 shares of its common stock for $122.9 million at an average price of $27.82 per share, and as of December 31, 2016, $177.1 million remained available for issuance under the ATM.
During the year ended December 31, 2016, HTA completed underwritten public offerings with a cumulative 9,720,000 shares of common stock for $297.8 million of gross proceeds at an average price of $30.64 per share.
Common Unit Offerings
During the year ended December 31, 2016, HTA issued 2,650,409 partnership units in HTALP, respectively, for approximately $71.8 million in connection with acquisition transactions. In addition to the above offerings, HTA issued $2.7 million of partnership interests through a consolidated joint venture arrangement with one of our MOBs.
Common Stock Dividends
See our accompanying consolidated statements of equity for the dividends declared during 2016, 2015 and 2014. On February 15, 2017, HTA declared a quarterly cash dividend of $0.30 per share to be paid on April 11, 2017 to stockholders of record for its common stock on April 3, 2017.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive Plan
The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of December 31, 2016, there were 1,923,310 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The fair value of the LTIP units for which the restrictions lapsed during 2014 was $0.3 million. There was no fair value of LTIP units for which the restrictions lapsed during 2016 and 2015.
We did not record compensation expense related to LTIP awards for the years ended December 31, 2016, 2015 and 2014. LTIP awards were fully expensed in 2013, except for 225,000 units with a grant date fair value of $20.00 per unit that would only vest in the event of a change in control prior to May 16, 2015. These units were forfeited in May 2015.
Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2016, 2015 and 2014 was $29.82, $26.52 and $21.08, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2016, 2015 and 2014 were $5.4 million, $4.6 million and $0.9 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2016, 2015 and 2014, we recognized compensation expense of $7.1 million, $5.7 million and $4.4 million, respectively, which were recorded in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2016, there was $8.5 million of unrecognized compensation expense, net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.8 years.
The following is a summary of our restricted common stock activity during the years ended December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	487,850	$23.13	463,050	$20.90
Granted	417,110	29.82	229,281	26.52
Vested	(237,999)	23.28	(176,730)	21.48
Forfeited	(26,091)	26.09	(27,751)	23.03
Ending balance	640,870	$27.36	487,850	$23.13
11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$541	$—	$541
Liabilities:
Derivative financial instruments	$—	$1,920	$—	$1,920

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
Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOBs (1)	$—	$8,191	$—	$8,191

(1) During the year ended December 31, 2016, we recognized impairment charges of $1.3 million and $1.8 million to the carrying value of two MOBs. The estimated fair value as of December 31, 2016 for these MOBs was based upon a pending sales agreement and real estate market comparables, respectively.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of December 31, 2016, the fair value of the debt was $1,784.0 million compared to the carrying value of $1,768.9 million. As of December 31, 2015, the fair value of the debt was $1,619.7 million compared to the carrying value of $1,590.7 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the years ended December 31, 2016, 2015 and 2014, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$47,345	$33,557	$45,994
Net income attributable to noncontrolling interests	(1,433)	(626)	(623)
Net income attributable to common stockholders	$45,912	$32,931	$45,371
Denominator:
Weighted average shares outstanding - basic	136,620	126,074	119,904
Dilutive shares	3,639	1,930	1,264
Weighted average shares outstanding - diluted	140,259	128,004	121,168
Earnings per common share - basic
Net income attributable to common stockholders	$0.34	$0.26	$0.38
Earnings per common share - diluted
Net income attributable to common stockholders	$0.33	$0.26	$0.37
13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per unit data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$47,345	$33,557	$45,994
Net income attributable to noncontrolling interests	(118)	(112)	(133)
Net income attributable to common unitholders	$47,227	$33,445	$45,861
Denominator:
Weighted average units outstanding - basic	140,259	128,079	121,340
Dilutive units	—	—	—
Weighted average units outstanding - diluted	140,259	128,079	121,340
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.34	$0.26	$0.38
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.34	$0.26	$0.38

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest paid	$50,883	$52,688	$42,666
Income taxes paid	1,059	996	889

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$5,092	$5,696	$3,853
Debt and interest rate swaps assumed in connection with acquisitions	28,163	—	103,980
Dividend distributions declared, but not paid	43,867	37,886	36,275
Issuance of operating partnership units in connection with acquisitions	71,754	—	16,960
Note receivable included in the consideration of an acquisition	—	—	11,924
Notes receivable included in the consideration of dispositions	12,737	—	—
Redeemable noncontrolling interest assumed in connection with an acquisition	4,773	—	—
Redemption of noncontrolling interest	5,709	—	—
15. Tax Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions for the years ended December 31, 2016, 2015 and 2014 (in per share):

	Year Ended December 31,
	2016	2015	2014
Ordinary income	$0.8970	$0.6634	$0.6850
Return of capital	0.2880	0.2116	0.4700
Capital gain	0.0000	0.0000	0.0000
Total	$1.1850	$0.8750	$1.1550
16. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2038 which generally include fixed increases or adjustments based on the consumer price index. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2016 is as follows (in thousands):

Year	Amount
2017	$373,903
2018	331,499
2019	299,420
2020	260,783
2021	230,492
Thereafter	747,109
Total	$2,243,206
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2016, 2015 and 2014, the amount of contingent rent earned by us was not significant.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2016 and 2015. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2016	March 31	June 30	September 30	December 31
Revenues	$107,315	$113,234	$118,340	$122,039
Net income	10,036	13,516	6,639	17,154
Net income attributable to common stockholders	9,860	13,074	6,427	16,551
Earnings per common share - basic:
Net income attributable to common stockholders	$0.08	$0.10	$0.05	$0.12
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.08	$0.09	$0.04	$0.11

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
18. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2016 and 2015. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2016	March 31	June 30	September 30	December 31
Revenues	$107,315	$113,234	$118,340	$122,039
Net income	10,036	13,516	6,639	17,154
Net income attributable to common unitholders	10,005	13,520	6,638	17,064
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.10	$0.05	$0.12
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.10	$0.05	$0.12

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
2016 - Allowance for doubtful accounts	$2,150	$846	$—	$(972)	$2,024
2015 - Allowance for doubtful accounts	2,017	828	—	(695)	2,150
2014 - Allowance for doubtful accounts	2,121	312	—	(416)	2,017

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2016 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Shelby MOBs	Alabaster, AL	$—	$—	$25,095	$70	$—	$25,165	$25,165	$(350)	1995-1998	2016	36
Simon Williamson Clinic	Birmingham, AL	—	—	25,689	—	—	25,689	25,689	(426)	2007	2016	36
Jasper	Jasper, AL	—	—	5,973	—	—	5,973	5,973	(127)	1979	2016	25
Phoenix Med Center	Glendale, AZ	—	453	2,768	536	453	3,304	3,757	(884)	1989	2011	39
Thunderbird MOP	Glendale, AZ	12,444	3,842	19,679	3,710	3,842	23,389	27,231	(8,453)	1976-1987	2007	39
Peoria MOB	Peoria, AZ	—	605	4,394	515	605	4,909	5,514	(1,286)	2000	2010	39
Baptist MC	Phoenix, AZ	—	—	12,637	1,834	—	14,471	14,471	(3,653)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	2,633	—	30,371	30,371	(5,022)	2004-2006	2011	39
Estrella Med Center	Phoenix, AZ	18,958	—	24,703	2,936	—	27,639	27,639	(5,948)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,775	2,667	—	15,442	15,442	(4,843)	1971-2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	2,108	—	8,718	8,718	(2,392)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	2,061	—	18,249	18,249	(4,799)	1997-2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	2,043	744	15,509	16,253	(4,697)	1987-2002	2009	39
Gateway Med Plaza	Tucson, AZ	—	—	14,005	(22)	—	13,983	13,983	(2,656)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,318	1,193	7,425	8,618	(2,549)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	3,781	1,309	21,353	22,662	(6,314)	1980-1984	2007	39
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	336	5,109	18,297	23,406	(4,867)	1986	2008	39
St. Mary Physician’s Center	Long Beach, CA	—	1,815	10,242	1,275	1,815	11,517	13,332	(2,986)	1992	2007	39
Mission Medical Center MOBs	Mission Viejo, CA	—	21,911	117,672	—	21,911	117,672	139,583	(1,280)	1972-1985	2016	39
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	2,598	—	14,498	14,498	(3,428)	2009	2010	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	299	3,032	12,852	15,884	(3,167)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	3,018	2,240	13,444	15,684	(4,556)	1983-1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	699	3,736	30,245	33,981	(2,232)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	92	5,142	28,730	33,872	(3,368)	2008	2013	39
80 Fisher	Avon, CT	—	—	5,094	—	—	5,094	5,094	(188)	2008	2016	39
Northwestern MOBs	Bloomfield, CT	—	1,369	6,287	440	1,369	6,727	8,096	(228)	1985	2016	35
533 Cottage - Northwestern	Bloomfield, CT	—	726	3,964	—	726	3,964	4,690	(111)	1955	2016	35
406 Farmington	Farmington, CT	—	379	3,509	—	379	3,509	3,888	(89)	1988	2016	39
704 Hebron	Glastonbury, CT	—	2,223	6,544	—	2,223	6,544	8,767	(214)	2001	2016	37
Gateway MOBs	Glastonbury, CT	—	10,896	37,442	894	10,896	38,336	49,232	(1,228)	2007-2014	2016	39
Haynes MOBs	Manchester, CT	7,677	1,100	14,620	—	1,100	14,620	15,720	(346)	2007-2010	2016	39
Pomeroy MOBs	Meriden, CT	—	1,774	10,078	—	1,774	10,078	11,852	(325)	2009-2011	2016	39
Saybrook MOBs	Middletown, CT	—	—	10,314	9	—	10,323	10,323	(276)	1989	2016	28
Yale Long Wharf	New Haven, CT	—	9,367	58,691	1,007	9,367	59,698	69,065	(2,398)	1977	2016	30
Devine MOBs	North Haven, CT	—	3,281	19,671	—	3,281	19,671	22,952	(634)	2006-2013	2016	35
Evergreen MOBs	South Windsor, CT	12,193	5,565	25,839	4	5,565	25,843	31,408	(693)	2006-2011	2016	39
Day Hill MOBs	Windsor, CT	—	3,980	7,055	75	3,980	7,130	11,110	(328)	1990-1999	2016	30
Riverside MOB	Bradenton, FL	—	2,230	7,689	—	2,230	7,689	9,919	(112)	1980	2016	25
Brandon MOP	Brandon, FL	—	901	6,946	583	901	7,529	8,430	(2,267)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	9	3,470	12,630	16,100	(1,160)	2009	2014	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Orlando Rehab Hospital	Edgewood, FL	$—	$2,600	$20,256	$3,000	$2,600	$23,256	$25,856	$(4,180)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	1,582	—	17,094	17,094	(2,874)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(1)	4,291	9,219	13,510	(3,405)	1985	2007	39
King Street MOB	Jacksonville, FL	—	—	7,232	(41)	—	7,191	7,191	(1,630)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	563	1,204	12,341	13,545	(1,401)	1996-1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	329	768	3,331	4,099	(922)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	754	1,082	4,341	5,423	(1,291)	1996-1999	2007-2008	39
Largo Medical Center	Largo, FL	28,465	—	51,045	479	—	51,524	51,524	(4,646)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	1,201	729	10,109	10,838	(2,804)	1975-1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	517	—	4,774	4,774	(935)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	92	—	9,617	9,617	(1,046)	2009	2013	39
North Shore MOB	Miami, FL	—	—	4,942	392	—	5,334	5,334	(1,173)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	2,599	11,855	16,232	28,087	(2,250)	1954-2006	2014	27
Common V MOB	Naples, FL	8,672	4,173	9,070	660	4,173	9,730	13,903	(2,696)	1990	2007	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	1,150	—	9,665	9,665	(2,118)	2000	2010	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	427	—	6,138	6,138	(1,241)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	5	686	8,107	8,793	(853)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	—	—	6,127	6,127	(715)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(4,198)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(4,080)	2007	2010	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(3,406)	2001-2003	2010	39
Wellington MAP III	Wellington, FL	—	—	10,511	27	—	10,538	10,538	(2,009)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	824	—	23,876	23,876	(3,293)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	—	2,840	12,825	15,665	(4,495)	1988	2007	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	79	2,961	19,767	22,728	(4,825)	2006-2010	2010-2012	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(3,760)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	26	432	4,083	4,515	(584)	2007	2013	39
Decatur MP	Decatur, GA	—	3,166	6,862	712	3,166	7,574	10,740	(2,118)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	2,388	2,802	14,890	17,692	(5,155)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	2,130	1,290	9,376	10,666	(2,822)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	815	1,276	13,012	14,288	(3,773)	2000	2008	39
WellStar Tower MOB	Marietta, GA	—	748	13,528	52	748	13,580	14,328	(755)	2007	2015	39
Shakerag MC	Peachtree City, GA	12,215	743	3,290	1,318	743	4,608	5,351	(1,642)	1994	2007	39
Overlook at Eagle’s Landing	Stockbridge, GA	—	638	6,685	502	638	7,187	7,825	(1,529)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	1,790	4,260	16,426	20,686	(4,849)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	30	—	16,588	16,588	(1,035)	2001	2015	35
Honolulu MOB	Honolulu, HI	14,304	—	27,336	345	—	27,681	27,681	(2,020)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	119	—	16,372	16,372	(1,491)	1999	2014	35
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(5,843)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	248	431	887	1,318	(424)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	294	381	3,869	4,250	(1,277)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	—	318	1,899	157	318	2,056	2,374	(676)	1997	2007	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Deaconess Clinic Downtown	Evansville, IN	$—	$1,748	$21,963	$60	$1,748	$22,023	$23,771	$(5,223)	1952-1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(828)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	27	—	8,273	8,273	(1,000)	2004	2013	39
Ft. Wayne MOB	Fort Wayne, IN	—	—	6,579	—	—	6,579	6,579	(1,335)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	297	560	3,878	4,438	(1,216)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	7,214	2,216	18,368	20,584	(5,433)	1988-1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	1,037	1,556	7,965	9,521	(2,630)	2002-2003	2007-2008	39
Glendale Prof Plaza	Indianapolis, IN	—	570	2,739	1,218	570	3,957	4,527	(1,509)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	2,575	1,044	16,123	17,167	(5,141)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	3,642	1,236	13,482	14,718	(4,822)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	4,219	1,427	19,770	21,197	(5,911)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	1,763	1,127	12,177	13,304	(3,916)	1994	2008	39
Southpointe MOP	Indianapolis, IN	—	2,190	7,548	2,356	2,190	9,904	12,094	(3,138)	1996	2007	39
Kokomo MOP	Kokomo, IN	—	1,779	9,614	1,167	1,779	10,781	12,560	(3,464)	1992-1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	25	—	10,977	10,977	(2,277)	2006	2010	39
Community Health Pavilion	Noblesville, IN	—	5,560	28,988	713	5,560	29,701	35,261	(1,884)	2009	2015	39
Zionsville MC	Zionsville, IN	—	655	2,877	875	664	3,743	4,407	(1,212)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	1,776	1,808	11,293	13,101	(3,351)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(922)	1976-2007	2012	31
670 Albany	Boston, MA	—	—	104,365	11	—	104,376	104,376	(4,707)	2005	2015	39
Tufts Medical Center	Boston, MA	70,583	32,514	109,180	5,302	32,514	114,482	146,996	(9,329)	1924-2015	2014	35
St. Elizabeth’s Med Center	Brighton, MA	—	—	20,929	2,703	1,379	22,253	23,632	(3,311)	1965-2013	2012	31
Good Samaritan MOBs	Brockton, MA	—	—	15,887	473	144	16,216	16,360	(2,438)	1980-2007	2012	31
Pearl Street MOBs	Brockton, MA	7,011	4,714	18,193	—	4,714	18,193	22,907	—	1966-2004	2016	39
Carney Hospital MOB	Dorchester, MA	—	—	7,250	632	530	7,352	7,882	(1,161)	1978	2012	31
St. Anne’s Hospital MOB	Fall River, MA	—	—	9,304	55	40	9,319	9,359	(1,138)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	186	2,295	7,380	9,675	(1,269)	1930-2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	242	168	4,576	4,744	(871)	1988	2012	31
N. Berkshire MOB	North Adams, MA	—	—	7,259	225	—	7,484	7,484	(1,501)	2002	2011	39
Morton Hospital MOB	Taunton, MA	—	—	15,317	1,006	502	15,821	16,323	(3,774)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	164	3,362	15,719	19,081	(1,151)	1900-1986	2015	20
Johnston Professional Building	Baltimore, MD	13,780	—	21,481	233	—	21,714	21,714	(1,765)	1993	2014	35
Triad Tech Center	Baltimore, MD	10,846	—	26,548	—	—	26,548	26,548	(4,900)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	219	—	42,590	42,590	(8,236)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	813	1,571	6,599	8,170	(1,951)	1981	2008	39
Gallery Professional Building	St. Paul, MN	5,525	1,157	5,009	3,351	1,157	8,360	9,517	(4,037)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	776	4,313	28,574	32,887	(7,403)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	593	2,242	13,723	15,965	(3,853)	1978	2008	39
Winghaven MOB	O’Fallon, MO	—	1,455	9,708	613	1,455	10,321	11,776	(3,080)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(952)	304	602	906	(390)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	1,136	—	12,522	12,522	(2,676)	2007	2010	39
Medical Park of Cary	Cary, NC	—	2,931	19,855	2,623	2,931	22,478	25,409	(5,138)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	224	1,449	18,450	19,899	(901)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	120	2,200	15,076	17,276	(922)	2002-2006	2015	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Duke Fertility Center	Durham, NC	$—	$596	$3,882	$—	$596	$3,882	$4,478	$(21)	2006	2016	39
Hock Plaza II	Durham, NC	—	680	27,044	—	680	27,044	27,724	(140)	2006	2016	36
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	305	1,732	9,196	10,928	(927)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	6,532	2,381	22,162	24,543	(4,233)	1989	2010	39
Nutfield Professional Center	Derry, NH	—	1,075	10,320	745	1,075	11,065	12,140	(2,836)	1963	2008	39
Santa Fe 1640 MOB	Santa Fe, NM	—	697	4,268	64	697	4,332	5,029	(943)	1985	2010	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(1,630)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	568	—	15,345	15,345	(2,762)	2007	2010	39
Madison Ave MOB	Albany, NY	—	83	2,759	61	83	2,820	2,903	(564)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	—	1,870	29,453	5,152	1,870	34,605	36,475	(6,682)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	487	1,439	28,126	29,565	(5,389)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	489	1,699	18,929	20,628	(3,887)	1998-2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	100	—	24,316	24,316	(4,110)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	3,218	2,305	40,712	43,017	(8,136)	2001	2010	39
Westchester MOBs	White Plains, NY	—	17,274	41,865	1,043	17,274	42,908	60,182	(5,049)	1967-1983	2014	29
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(1,493)	1981	2014	31
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	70	—	9,881	9,881	(475)	2010	2015	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	2,794	2,326	20,001	22,327	(5,259)	2001-2003	2007-2010	39
Polaris MOB	Columbus, OH	—	1,447	12,192	—	1,447	12,192	13,639	(266)	2012	2016	39
Gahanna MOB	Gahanna, OH	—	1,078	5,674	—	1,078	5,674	6,752	(62)	1997	2016	30
Hilliard MOB	Hilliard, OH	—	946	11,174	687	946	11,861	12,807	(568)	2013	2015	39
Hilliard II MOB	Hilliard, OH	—	959	7,260	3	959	7,263	8,222	(195)	2014	2016	38
Park Place MOP	Kettering, OH	—	1,987	11,341	2,594	1,987	13,935	15,922	(4,797)	1998-2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	982	842	6,622	7,464	(2,176)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	823	372	4,459	4,831	(1,351)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	3,455	—	29,430	29,430	(7,996)	1991-1996	2008	39
Silverton Health MOB	Woodburn, OR	—	953	6,164	—	953	6,164	7,117	(129)	2001	2016	35
Monroeville MOB	Monroeville, PA	—	3,264	7,038	466	3,264	7,504	10,768	(1,677)	1985-1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(8,409)	1985	2007	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	262	2,489	30,530	33,019	(5,916)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	2,256	1,774	41,177	42,951	(6,934)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	454	1,514	32,822	34,336	(5,886)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	2,447	3,475	4,122	7,597	(65)	1891	2015	39
Cannon Park Place	Charleston, SC	—	425	8,651	629	425	9,280	9,705	(1,706)	1998	2010	39
MUSC Elm MOB	Charleston, SC	—	1,172	4,361	—	1,172	4,361	5,533	(128)	2015	2016	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	45	3,763	19,832	23,595	(1,528)	2007	2014	39
GHS Memorial	Greenville, SC	—	—	8,301	869	—	9,170	9,170	(1,796)	1992	2009	39
GHS MMC	Greenville, SC	20,793	995	39,158	1,696	995	40,854	41,849	(8,372)	1987-1998	2009	39
GHS MOBs I	Greenville, SC	—	1,644	9,144	(792)	294	9,702	9,996	(2,262)	1974-1990	2009	39
GHS Patewood MOP	Greenville, SC	—	—	64,537	1,170	—	65,707	65,707	(13,770)	1983-2007	2009	39
GHS Greer MOBs	Greenville, Travelers Rest and Greer, SC	—	1,309	14,639	175	1,309	14,814	16,123	(3,093)	1992-2008	2009	39
Hilton Head Heritage MOP	Hilton Head Island, SC	—	1,125	5,398	(9)	1,125	5,389	6,514	(1,126)	1996	2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Hilton Head Moss Creek MOB	Hilton Head Island, SC	$—	$209	$2,066	$45	$209	$2,111	$2,320	$(396)	2010	2010	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	45	2,470	6,334	8,804	(833)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	1,053	2,073	6,992	9,065	(1,543)	1992	2010	39
MUSC University MOB	North Charleston, SC	—	1,282	8,689	24	1,282	8,713	9,995	(617)	2006	2015	36
Mary Black MOB	Spartanburg, SC	—	—	12,523	102	—	12,625	12,625	(3,138)	2006	2009	39
Lenox Office Park	Memphis, TN	—	1,670	13,626	(691)	1,670	12,935	14,605	(3,813)	2000	2007	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	4,578	1,278	41,119	42,397	(11,284)	1976-2006	2008-2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	29	1,110	17,717	18,827	(4,220)	2007	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	138	—	15,310	15,310	(1,522)	1999	2013	39
Post Oak North MC	Austin, TX	—	887	7,011	(41)	887	6,970	7,857	(774)	2007	2013	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	61	—	32,555	32,555	(4,198)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(3,100)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	144	778	4,974	5,752	(1,540)	2007	2008	39
Corsicana MOB	Corsicana, TX	—	—	6,781	24	—	6,805	6,805	(1,778)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(4,188)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	(1,033)	9,670	10,119	19,789	(1,495)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	10	3,340	35,081	38,421	(4,673)	2011	2013	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(2,817)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	—	—	7,543	7,543	(1,546)	2000	2010	39
Cliff Medical Plaza	El Paso, TX	—	1,064	1,972	(14)	1,064	1,958	3,022	(295)	1977	2016	8
Providence Medical Plaza	El Paso, TX	—	—	5,396	328	—	5,724	5,724	(352)	1981	2016	20
Sierra Medical	El Paso, TX	—	—	2,998	124	—	3,122	3,122	(250)	1972	2016	15
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	1,856	1,238	21,835	23,073	(2,675)	2012	2013	39
Greenville MOB	Greenville, TX	—	616	10,822	363	616	11,185	11,801	(3,077)	2007	2008	39
7900 Fannin MOB	Houston, TX	—	—	34,764	932	—	35,696	35,696	(6,748)	2005	2010	39
Cypress Medical Building MOB	Houston, TX	—	—	4,678	195	—	4,873	4,873	(256)	1984	2016	30
Cypress Station MOB	Houston, TX	—	1,345	8,312	878	1,345	9,190	10,535	(2,888)	1981	2008	39
Park Plaza MOB	Houston, TX	—	5,719	50,054	352	5,719	50,406	56,125	(2,332)	1984	2016	24
Triumph Hospital NW	Houston, TX	—	1,377	14,531	237	1,377	14,768	16,145	(4,762)	1986	2007	39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(939)	2006	2008	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(862)	2000	2010	39
Terrace Medical Building	Nacogdoches, TX	—	—	179	—	—	179	179	(39)	1975	2016	5
Towers Medical Plaza	Nacogdoches, TX	—	—	786	(6)	—	780	780	(126)	1981	2016	10
Pearland MOB	Pearland, TX	—	1,602	7,017	(2,573)	912	5,134	6,046	(1,281)	2003-2007	2010	39
Independence Medical Village	Plano, TX	—	4,229	17,874	—	4,229	17,874	22,103	(369)	2014	2016	39
San Angelo MOB	San Angelo, TX	—	—	3,907	—	—	3,907	3,907	(1,010)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	711	416	14,401	14,817	(3,465)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	270	—	9,918	9,918	(2,908)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(14)	1,656	14,018	15,674	(4,696)	1989	2007	39
Baylor MP	Waxahachie, TX	—	865	6,728	(1,147)	865	5,581	6,446	(1,870)	2006	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation(f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Mtn Plains Clear Lake	Webster, TX	$—	$832	$21,168	$1,091	$832	$22,259	$23,091	$(5,320)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(1,758)	736	3,853	4,589	(1,505)	1957	2008	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	(216)	3,701	24,226	27,927	(5,916)	2004	2008	39
Aurora - Franklin	Franklin, WI	—	945	15,336	2	945	15,338	16,283	(4,275)	2003	2009	39
Aurora - Menomenee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(4,508)	1964	2009	39
Aurora - Mequon	Mequon, WI	—	950	19,027	(3,029)	629	16,319	16,948	(4,686)	1992-2001	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(1,643)	1983	2009	39
Total		$243,466	$383,249	$3,305,589	$164,204	$386,526	$3,466,516	$3,853,042	$(581,505)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles; see notes (d) and (g).

(c)	The changes in total real estate for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of the beginning of the year	$3,204,863	$2,953,532	$2,561,073
Acquisitions	647,339	266,747	410,732
Additions	43,637	28,828	33,109
Dispositions	(39,717)	(43,318)	(51,382)
Impairments	(3,080)	(926)	—
Balance as of the end of the year (d)	$3,853,042	$3,204,863	$2,953,532

(d)	The balances as of December 31, 2016, 2015 and 2014 exclude gross lease intangibles of $467.6 million, $430.7 million and $419.3 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $4.3 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of the beginning of the year	$474,223	$383,966	$308,173
Additions	117,282	101,194	87,854
Dispositions	(10,000)	(10,937)	(12,061)
Balance as of the end of the year (g)	$581,505	$474,223	$383,966

(g)	The balances as of December 31, 2016, 2015 and 2014 exclude accumulated amortization of lease intangibles of $236.1 million, $201.9 million and $166.0 million, respectively.

(h)
Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 193 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of the beginning of the year	$—	$—	$28,520
Additions:
New mortgage loans	12,737	—	11,924
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	—	—	(11,924)
Collection of mortgage loans	—	—	(28,520)
Balance as of the end of the year	$12,737	$—	$—

*****

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 21, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 21, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 21, 2017

By:	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date:	February 21, 2017

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 21, 2017

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 21, 2017

By:	/s/ Peter N. Foss	Director
Peter N. Foss
Date:	February 21, 2017

By:	/s/ Daniel S. Henson	Director
Daniel S. Henson
Date:	February 21, 2017

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 21, 2017

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 21, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 21, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 21, 2017	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 21, 2017	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 21, 2017

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of
	Maurice J. DeWald	Healthcare Trust of America Holdings, LP
Date:	February 21, 2017

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 21, 2017

By:	/s/ Peter N. Foss	Director of Healthcare Trust of America, Inc., general partner of
	Peter N. Foss	Healthcare Trust of America Holdings, LP
Date:	February 21, 2017

By:	/s/ Daniel S. Henson	Director of Healthcare Trust of America, Inc., general partner of
	Daniel S. Henson	Healthcare Trust of America Holdings, LP
Date:	February 22, 2017

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of
	Larry L. Mathis	Healthcare Trust of America Holdings, LP
Date:	February 21, 2017

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 21, 2017

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference).

10.2†
Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of July 8, 2015 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).

10.3
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).

10.4	Form of Indemnification Agreement executed by Mark D. Engstrom (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).
10.5	Form of Indemnification Agreement executed by Amanda L. Houghton (included as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.6	Form of Indemnification Agreement executed by Robert A. Milligan (included as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).

10.7
Form of Indemnification Agreement executed by Steve W. Patterson and Peter N. Foss (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).

10.8	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.9	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.10	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.11†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Scott D. Peters, effective July 8, 2016 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 3, 2016 and incorporated herein by reference).

10.12†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan, effective July 8, 2016 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2016 and incorporated herein by reference).

10.13†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Mark D. Engstrom, effective July 8, 2016 (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2016 and incorporated herein by reference).

10.14†
Amended and Restated Employment Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton, effective July 8, 2016 (included as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 2, 2016 and incorporated herein by reference).

10.15
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

10.17
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger, and the Lenders Party Hereto, dated July 20, 2012 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.18
Guaranty by Healthcare Trust of America, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent dated July 20, 2012 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 9, 2012 and incorporated herein by reference).

10.19	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.20	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.21
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

10.22
Guaranty dated November 19, 2014, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, and Bank of America, N.A., as swing lender and issuing bank (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.23
Second Modification to Credit Agreement, dated November 19, 2014, by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, National Association, and the lenders party thereto (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.24
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

10.25
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

10.26	Third Modification to the Credit Agreement (included as Exhibit 10.1 in our Current Report on Form 8-K filed on September 29, 2016 and incorporated herein by reference).
10.27*	Restricted Stock Award Certificate.
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.
23.3	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.