Form 10-Q
period 2017-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2017-04-27
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Healthcare Trust of America, Inc.	Large-accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
Healthcare Trust of America Holdings, LP	Large-accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Healthcare Trust of America, Inc.	☐
Healthcare Trust of America Holdings, LP	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Healthcare Trust of America, Inc.	☐ Yes	☒ No
Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
As of April 24, 2017, there were 143,841,711 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2017 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2017, HTA owned a 97.0% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$392,714	$386,526
Building and improvements	3,500,633	3,466,516
Lease intangibles	467,559	467,571
	4,360,906	4,320,613
Accumulated depreciation and amortization	(856,986)	(817,593)
Real estate investments, net	3,503,920	3,503,020
Cash and cash equivalents	16,034	11,231
Restricted cash and escrow deposits	8,043	13,814
Receivables and other assets, net	179,719	173,461
Other intangibles, net	45,301	46,318
Total assets	$3,753,017	$3,747,844
LIABILITIES AND EQUITY
Liabilities:
Debt	$1,811,208	$1,768,905
Accounts payable and accrued liabilities	98,222	105,034
Derivative financial instruments - interest rate swaps	1,653	1,920
Security deposits, prepaid rent and other liabilities	51,409	49,859
Intangible liabilities, net	36,009	37,056
Total liabilities	1,998,501	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	4,661	4,653
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 141,825,110 and 141,719,134 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,418	1,417
Additional paid-in capital	2,754,229	2,754,818
Accumulated other comprehensive loss	(85)	—
Cumulative dividends in excess of earnings	(1,098,561)	(1,068,961)
Total stockholders’ equity	1,657,001	1,687,274
Noncontrolling interests	92,854	93,143
Total equity	1,749,855	1,780,417
Total liabilities and equity	$3,753,017	$3,747,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$123,993	$107,250
Interest and other operating income	354	65
Total revenues	124,347	107,315
Expenses:
Rental	39,020	33,353
General and administrative	8,423	6,773
Transaction	284	1,813
Depreciation and amortization	47,056	37,828
Total expenses	94,783	79,767
Income before other income (expense)	29,564	27,548
Interest expense:
Interest related to derivative financial instruments	(324)	(645)
Gain (loss) on change in fair value of derivative financial instruments, net	839	(2,792)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	515	(3,437)
Interest related to debt	(16,058)	(14,128)
Gain on sale of real estate, net	3	—
Loss on extinguishment of debt, net	(32)	—
Other income	8	53
Net income	$14,000	$10,036
Net income attributable to noncontrolling interests (1)	(455)	(176)
Net income attributable to common stockholders	$13,545	$9,860
Earnings per common share - basic:
Net income attributable to common stockholders	$0.10	$0.08
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.09	$0.08
Weighted average common shares outstanding:
Basic	141,780	129,336
Diluted	146,117	131,240
Dividends declared per common share	$0.300	$0.295

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$14,000	$10,036

Other comprehensive loss
Change in unrealized losses on cash flow hedges	(88)	—
Total other comprehensive loss	(88)	—

Total comprehensive income	13,912	10,036
Comprehensive income attributable to noncontrolling interests	(422)	(145)
Total comprehensive income attributable to common stockholders	$13,490	$9,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$—	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock	3,418	34	91,235	—	—	91,269	—	91,269
Share-based award transactions, net	191	2	1,801	—	—	1,803	—	1,803
Repurchase and cancellation of common stock	(70)	—	(1,901)	—	—	(1,901)	—	(1,901)
Redemption of noncontrolling interest and other	96	1	2,197	—	—	2,198	(2,198)	—
Dividends declared	—	—	—	—	(38,540)	(38,540)	(543)	(39,083)
Net income	—	—	—	—	9,860	9,860	145	10,005
Balance as of March 31, 2016	130,662	$1,307	$2,422,138	$—	$(979,332)	$1,444,113	$24,938	$1,469,051

Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	610	610
Share-based award transactions, net	213	2	2,528	—	—	2,530	—	2,530
Repurchase and cancellation of common stock	(107)	(1)	(3,117)	—	—	(3,118)	—	(3,118)
Dividends declared	—	—	—	—	(43,145)	(43,145)	(1,321)	(44,466)
Net income	—	—	—	—	13,545	13,545	425	13,970
Other comprehensive loss	—	—	—	(85)	—	(85)	(3)	(88)
Balance as of March 31, 2017	141,825	$1,418	$2,754,229	$(85)	$(1,098,561)	$1,657,001	$92,854	$1,749,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$14,000	$10,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	46,213	37,091
Share-based compensation expense	2,530	1,803
Bad debt expense	103	92
Gain on sale of real estate, net	(3)	—
Loss on extinguishment of debt, net	32	—
Change in fair value of derivative financial instruments	(839)	2,792
Changes in operating assets and liabilities:
Receivables and other assets, net	(7,771)	(1,438)
Accounts payable and accrued liabilities	(7,934)	(10,370)
Security deposits, prepaid rent and other liabilities	682	446
Net cash provided by operating activities	47,013	40,452
Cash flows from investing activities:
Investments in real estate	(34,706)	(158,686)
Proceeds from the sale of real estate	4,746	—
Capital expenditures	(12,894)	(8,824)
Restricted cash, escrow deposits and other assets	5,771	(799)
Net cash used in investing activities	(37,083)	(168,309)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	92,000	166,000
Payments on unsecured revolving credit facility	(10,000)	(88,000)
Payments on secured mortgage loans	(40,155)	(1,761)
Security deposits	14	729
Proceeds from issuance of common stock	—	91,757
Repurchase and cancellation of common stock	(3,118)	(1,901)
Dividends paid	(42,536)	(37,473)
Distributions paid to noncontrolling interest of limited partners	(1,332)	(737)
Net cash (used in) provided by financing activities	(5,127)	128,614
Net change in cash and cash equivalents	4,803	757
Cash and cash equivalents - beginning of period	11,231	13,070
Cash and cash equivalents - end of period	$16,034	$13,827
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$392,714	$386,526
Building and improvements	3,500,633	3,466,516
Lease intangibles	467,559	467,571
	4,360,906	4,320,613
Accumulated depreciation and amortization	(856,986)	(817,593)
Real estate investments, net	3,503,920	3,503,020
Cash and cash equivalents	16,034	11,231
Restricted cash and escrow deposits	8,043	13,814
Receivables and other assets, net	179,719	173,461
Other intangibles, net	45,301	46,318
Total assets	$3,753,017	$3,747,844
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$1,811,208	$1,768,905
Accounts payable and accrued liabilities	98,222	105,034
Derivative financial instruments - interest rate swaps	1,653	1,920
Security deposits, prepaid rent and other liabilities	51,409	49,859
Intangible liabilities, net	36,009	37,056
Total liabilities	1,998,501	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	4,661	4,653
Partners’ Capital:
Limited partners’ capital, 4,343,782 and 4,323,095 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	92,584	92,873
General partner’s capital, 141,825,110 and 141,719,134 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,657,271	1,687,544
Total partners’ capital	1,749,855	1,780,417
Total liabilities and partners’ capital	$3,753,017	$3,747,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$123,993	$107,250
Interest and other operating income	354	65
Total revenues	124,347	107,315
Expenses:
Rental	39,020	33,353
General and administrative	8,423	6,773
Transaction	284	1,813
Depreciation and amortization	47,056	37,828
Total expenses	94,783	79,767
Income before other income (expense)	29,564	27,548
Interest expense:
Interest related to derivative financial instruments	(324)	(645)
Gain (loss) on change in fair value of derivative financial instruments, net	839	(2,792)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	515	(3,437)
Interest related to debt	(16,058)	(14,128)
Gain on sale of real estate, net	3	—
Loss on extinguishment of debt, net	(32)	—
Other income	8	53
Net income	$14,000	$10,036
Net income attributable to noncontrolling interests	(30)	(31)
Net income attributable to common unitholders	$13,970	$10,005
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.10	$0.08
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.10	$0.08
Weighted average common units outstanding:
Basic	146,117	131,242
Diluted	146,117	131,242
Dividends declared per common unit	$0.300	$0.295
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$14,000	$10,036

Other comprehensive loss
Change in unrealized losses on cash flow hedges	(88)	—
Total other comprehensive loss	(88)	—

Total comprehensive income	13,912	10,036
Comprehensive income attributable to noncontrolling interests	(30)	(31)
Total comprehensive income attributable to common unitholders	$13,882	$10,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partner’s Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units	3,418	91,269	—	—	91,269
Share-based award transactions, net	191	1,803	—	—	1,803
Redemption and cancellation of general partner units	(70)	(1,901)	—	—	(1,901)
Redemption of limited partner units and other	96	2,198	(96)	(2,198)	—
Distributions declared	—	(38,540)	—	(543)	(39,083)
Net income	—	9,860	—	145	10,005
Balance as of March 31, 2016	130,662	$1,444,383	1,834	$24,668	$1,469,051

Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of limited partner units in connection with an acquisition	—	—	21	610	610
Share-based award transactions, net	213	2,530	—	—	2,530
Redemption and cancellation of general partner units	(107)	(3,118)	—	—	(3,118)
Distributions declared	—	(43,145)	—	(1,321)	(44,466)
Net income	—	13,545	—	425	13,970
Other comprehensive loss	—	(85)	—	(3)	(88)
Balance as of March 31, 2017	141,825	$1,657,271	4,344	$92,584	$1,749,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$14,000	$10,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	46,213	37,091
Share-based compensation expense	2,530	1,803
Bad debt expense	103	92
Gain on sale of real estate, net	(3)	—
Loss on extinguishment of debt, net	32	—
Change in fair value of derivative financial instruments	(839)	2,792
Changes in operating assets and liabilities:
Receivables and other assets, net	(7,771)	(1,438)
Accounts payable and accrued liabilities	(7,934)	(10,370)
Security deposits, prepaid rent and other liabilities	682	446
Net cash provided by operating activities	47,013	40,452
Cash flows from investing activities:
Investments in real estate	(34,706)	(158,686)
Proceeds from the sale of real estate	4,746	—
Capital expenditures	(12,894)	(8,824)
Restricted cash, escrow deposits and other assets	5,771	(799)
Net cash used in investing activities	(37,083)	(168,309)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	92,000	166,000
Payments on unsecured revolving credit facility	(10,000)	(88,000)
Payments on secured mortgage loans	(40,155)	(1,761)
Security deposits	14	729
Proceeds from issuance of general partner units	—	91,757
Repurchase and cancellation of general partner units	(3,118)	(1,901)
Distributions paid to general partner	(42,536)	(37,473)
Distributions paid to limited partners and redeemable noncontrolling interests	(1,332)	(737)
Net cash (used in) provided by financing activities	(5,127)	128,614
Net change in cash and cash equivalents	4,803	757
Cash and cash equivalents - beginning of period	11,231	13,070
Cash and cash equivalents - end of period	$16,034	$13,827
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of March 31, 2017, HTA owned a 97.0% partnership interest and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings (“MOBs”) in the U.S. as measured by the gross leasable area (“GLA”) of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery, and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
Since 2006, we have invested $4.3 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.8 million square feet of GLA throughout the U.S. As of March 31, 2017, approximately 96% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of March 31, 2017. We are concentrated in 15 to 20 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in the top 75 metropolitan statistical areas (“MSAs”) with Boston, Hartford/New Haven, Dallas, Houston, Phoenix and Orange County/Los Angeles being our largest markets by investment.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.
Principles of Consolidation
The consolidated financial statements include our accounts of those of our subsidiaries and consolidated joint venture arrangements. The portions of the operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests in our consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued limited partner units in HTALP (“OP Units”). Holders of OP Units are considered to be non-controlling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of March 31, 2017 and December 31, 2016, there were approximately 4.3 million of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Our operating partnership (HTALP) and other joint venture arrangements are VIEs, because the limited partners in those partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Additionally, we determined that we are the primary beneficiary of our VIEs. Accordingly, we consolidate our interests in the HTALP operating partnership and other joint venture arrangements. However, because we hold what is deemed a majority voting interest in the operating partnership and other joint venture arrangements, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2017 and 2016 was $32.7 million and $25.7 million, respectively.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued or Adopted Accounting Pronouncements
The following table provides a brief description of recently adopted accounting pronouncements:

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
ASU 2017-01 Business Combinations: Clarifying the Definition of a Business (Issued January 2017)
ASU 2017-01 clarifies the definition of a business by adding guidance to assist entities evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including, but not limited to, acquisitions, disposals, goodwill and consolidation.
ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.
We adopted ASU 2017-01 as of January 1, 2017 on a prospective basis. We expect that the majority of our future investments in real estate will be accounted for as asset acquisitions under ASU 2017-01. The adoption of ASU 2017-01 will impact how we account for acquisition-related expenses and contingent consideration which may result in lower acquisition-related expenses and eliminate fair value adjustments related to future contingent consideration arrangements.

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

In July 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the right of early adoption as of the original effective date.

We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, the majority of our revenues are derived from real estate lease contracts, as discussed in relation to ASU 2016-02 below. We will adopt ASU 2014-09 effective January 1, 2018 using the retrospective approach and the adoption is not expected to have a material impact on our consolidated financial statements.

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
We will adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective approach.  We are currently evaluating the full impact of ASU 2016-02 will have on our consolidated financial statements and disclosures, however, we anticipate there to be a significant increase in our assets and liabilities on our consolidated balance sheets due to the recognition of our current ground leases which represented rental expense of $7.6 million and have an average remaining term of 48.2 years for the year ended December 31, 2016.  In addition, we anticipate there to be a material impact on our consolidated balance sheets and statements of operations as certain leasing costs will no longer qualify for capitalization over the life of the lease, but instead will be required to be expensed as incurred.

ASU 2016-13 Financial Instruments Credit Losses: Measurement of Credit Losses on Financial Instruments (Issued June 2016)
ASU 2016-13 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis.
		ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.	We do not anticipate early adoption or for there to be a material impact, however, we are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
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
We will adopt ASU 2016-18 as of the year ended December 31, 2017. We do not anticipate there to be a material impact on our consolidated financial statements, however, we are still evaluating the impact ASU 2016-18 will have on our consolidated financial statements.

ASU 2017-05 Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Issued February 2017)
ASU 2017-05 defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures.
		ASU 2017-05 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.	We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2017-05 on our consolidated financial statements.
3. Investments in Real Estate
For the three months ended March 31, 2017, our investments had an aggregate purchase price of $39.0 million. We incurred $0.3 million of costs attributable to these investments, which were capitalized in accordance with the adoption of ASU 2017-01 during the three months ended March 31, 2017. As part of one of our acquisitions, we issued 20,687 OP Units with a market value at the time of issuance of $0.6 million.
The following investments were determined to be individually not significant, but significant on a collective basis. The allocations for these investments are set forth below in the aggregate for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Land	$4,934	$17,315
Building and improvements	29,762	128,945
In place leases	3,185	15,919
Below market leases	(65)	(5,382)
Above market leases	—	840
Below market leasehold interests	—	1,099
Above market leasehold interests	—	(50)
Net assets acquired	37,816	158,686
Other, net	1,230	3,321
Aggregate purchase price	$39,046	$162,007
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the three months ended March 31, 2017 and 2016, respectively (in years):

	Three Months Ended March 31,
	2017	2016
Acquired intangible assets	11.3	10.5
Acquired intangible liabilities	10.2	8.9
Subsequent to March 31, 2017, we executed a purchase and sale agreement with a purchase price of $150.0 million consisting of approximately 592,000 square feet of GLA located within certain of our 15 to 20 key markets.
4. Dispositions
During the three months ended March 31, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million, representing approximately 48,000 square feet of GLA.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2017 and December 31, 2016, respectively (in thousands, except weighted average remaining amortization):

	March 31, 2017		December 31, 2016
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$296,018	9.9	$294,597	9.7
Tenant relationships	171,541	10.6	172,974	10.6
Above market leases	28,149	6.3	28,401	6.3
Below market leasehold interests	38,136	60.3	38,136	60.4
	533,844		534,108
Accumulated amortization	(266,758)		(256,305)
Total	$267,086	16.4	$277,803	16.1

Liabilities:
Below market leases	$34,081	19.0	$34,370	18.6
Above market leasehold interests	11,632	52.8	11,632	53.0
	45,713		46,002
Accumulated amortization	(9,704)		(8,946)
Total	$36,009	29.0	$37,056	28.5
The following is a summary of the net intangible amortization for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization recorded against rental income related to above and (below) market leases	$(223)	$337
Rental expense related to above and (below) market leasehold interests	129	96
Amortization expense related to in place leases and tenant relationships	12,730	10,767
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017	December 31, 2016
Tenant receivables, net	$8,750	$8,722
Other receivables, net	8,949	9,233
Deferred financing costs, net	3,867	4,198
Deferred leasing costs, net	21,906	20,811
Straight-line rent receivables, net	76,287	74,052
Prepaid expenses, deposits, equipment and other, net	58,926	55,904
Derivative financial instruments - interest rate swaps	1,034	541
Total	$179,719	$173,461

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense related to deferred leasing costs	$1,262	$1,052
Interest expense related to deferred financing costs	331	331
7. Debt
Debt consisted of the following as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017	December 31, 2016
Unsecured revolving credit facility	$170,000	$88,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	950,000	950,000
Fixed rate mortgages loans	164,646	204,562
Variable rate mortgages loans	38,666	38,904
	1,823,312	1,781,466
Deferred financing costs, net	(9,042)	(9,527)
Discount, net	(3,062)	(3,034)
Total	$1,811,208	$1,768,905
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
In 2015, we entered into an $850.0 million Unsecured Credit Agreement. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020 and is guaranteed by HTA.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2017, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan
As of March 31, 2017, we had a $300.0 million unsecured term loan outstanding that was guaranteed by HTA. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2017 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.15% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
$200.0 Million Unsecured Term Loan
As of March 31, 2017, HTALP had a $200.0 million unsecured term loan outstanding maturing on September 26, 2023. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2017 was 1.65% per annum. HTALP had interest rate swaps in place that fix the interest rate at 2.87% per annum, based on our current credit rating.
$300.0 Million Unsecured Senior Notes due 2021
As of March 31, 2017, HTALP had $300.0 million unsecured senior notes outstanding that are guaranteed by HTA and that mature on July 15, 2021. The unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2023
As of March 31, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on April 15, 2023. The unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
$350.0 Million Unsecured Senior Notes due 2026
As of March 31, 2017, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by HTA and that mature on August 1, 2026. The unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. The unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum.
Fixed and Variable Rate Mortgages
As of March 31, 2017, HTALP and its subsidiaries had fixed and variable rate mortgages loans with interest rates ranging from 2.45% to 6.39% per annum and a weighted average interest rate of 5.01% per annum. Including the impact of the interest rate swap associated with our variable rate mortgages, the weighted average interest rate was 5.41% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2017 (in thousands):

Year	Amount
2017	$36,428
2018	4,721
2019	310,839
2020	219,795
2021	303,842
Thereafter	947,687
Total	$1,823,312
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
Deferred Financing Costs
As of March 31, 2017, the future amortization of deferred financing costs is as follows (in thousands):

Year	Amount
2017	$1,362
2018	1,775
2019	1,780
2020	1,338
2021	1,060
Thereafter	1,727
Total	$9,042
We are required by the terms of our applicable debt agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our debt agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of March 31, 2017, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our debt agreements include events of default provisions that we believe are customary for these types of facilities, including restricting HTA from making dividend distributions to its stockholders in the event HTA is in default thereunder, except to the extent necessary for HTA to maintain its REIT status.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivative Financial Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, our fair value of interest rate swap derivative liabilities is adjusted to reflect the impact of our credit quality. As of March 31, 2017, there have been no termination events or events of default related to our interest rate swaps.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, we recorded approximately $6,000 of hedge ineffectiveness in earnings. We designated our derivative financial instruments as cash flow hedges in March 2017.
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.7 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of March 31, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	March 31, 2017
Number of instruments	5
Notional amount	$190,396
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying condensed consolidated balance sheets as of March 31, 2017 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Receivables and other assets	$1,034	$—	Derivative financial instruments	$1,653	$—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion):			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing):
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivatives Cash Flow Hedging Relationships:	2017	2016	Statement of Operations Location	2017	2016	Statement of Operations Location	2017	2016
Interest rate swaps	$(164)	$—	Interest related to derivative financial instruments	$(76)	$—	Interest related to derivative financial instruments	$(6)	$—
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying condensed consolidated statements of operations. As of March 31, 2017, we recorded a gain on change in fair value of derivative financial instruments of $0.8 million.
The table below presents the fair value of our derivative financial instruments not designated as hedges as well as our classification in the accompanying condensed consolidated balance sheets as of December 31, 2016 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, as of March 2017 we did not have derivatives not designated as hedging instruments.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives NOT Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Receivables and other assets	$—	$541	Derivative financial instruments	$—	$1,920
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and net presentation of our derivatives as of March 31, 2017 and December 31, 2016, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017	$1,034	$—	$1,034	$—	$—	$1,034
December 31, 2016	541	—	541	—	—	541

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017	$1,653	$—	$1,653	$—	$—	$1,653
December 31, 2016	1,920	—	1,920	—	—	1,920
Credit Risk Related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with each of our derivative counterparties that incorporate provisions from our indebtedness with a lender affiliate of the derivative counterparty requiring it to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.
As of March 31, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.8 million. As of March 31, 2017, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at an aggregate termination value of $1.8 million at March 31, 2017.
9. Commitments and Contingencies
Litigation
We engage in litigation from time to time with various parties as a routine part of our business, including tenant defaults. However, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material effect on our condensed consolidated financial position, results of operations or cash flows.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Offerings
In January 2016, HTA entered into a new equity distribution agreement with respect to its at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $300.0 million. As of March 31, 2017, $177.1 million remained available for issuance under the ATM.
Subsequent to March 31, 2017, HTA issued and sold 1,998,000 shares of its common stock for $62.3 million at an average price of $31.20 per share.
Common Unit Offerings
During the three months ended March 31, 2017, HTA issued 20,687 OP Units in HTALP for approximately $0.6 million in connection with an acquisition transaction.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three months ended March 31, 2017 and 2016. On April 26, 2017, HTA declared a quarterly cash dividend of $0.30 per share to be paid on July 11, 2017 to stockholders of record of its common stock on July 5, 2017.
Incentive Plan
HTA’s Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes the granting of awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of March 31, 2017, there were 1,710,501 awards available for grant under the Plan.
LTIP Units
Awards under the LTIP consist of Series C units in HTALP and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of HTA’s common stock. The LTIP awards were fully expensed or forfeited in 2015.
Restricted Common Stock
For the three months ended March 31, 2017 and 2016, we recognized compensation expense of $2.5 million and $1.8 million, respectively, which was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2017, there was $11.1 million of unrecognized compensation expense, net of estimated forfeitures, which will be recognized over a remaining weighted average period of 2.1 years.
The following is a summary of our restricted common stock activity as of March 31, 2017 and 2016, respectively:

	March 31, 2017		March 31, 2016
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	640,870	$27.36	487,850	$23.13
Granted	215,333	29.31	194,151	27.17
Vested	(229,621)	24.88	(162,140)	22.65
Forfeited	(2,524)	29.96	(3,244)	24.23
Ending balance	624,058	$28.94	516,617	$24.79

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1,034	$—	$1,034
Liabilities:
Derivative financial instruments	$—	$1,653	$—	$1,653
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$541	$—	$541
Liabilities:
Derivative financial instruments	$—	$1,920	$—	$1,920
Financial Instruments Reported at Fair Value - Non-Recurring
As of March 31, 2017, there were no assets measured at fair value on a non-recurring basis. The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$8,191	$—	$8,191

(1) During the year ended December 31, 2016, we recognized impairment charges of $1.3 million and $1.8 million to the carrying value of two MOBs. The estimated fair value as of December 31, 2016 for these MOBs was based upon a pending sales agreement and real estate market comparables.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of March 31, 2017, the fair value of the debt was $1,831.7 million compared to the carrying value of $1,811.2 million. As of December 31, 2016, the fair value of the debt was $1,784.0 million compared to the carrying value of $1,768.9 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
HTA includes unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three months ended March 31, 2017 and 2016, all of HTA’s earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2017 and 2016, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$14,000	$10,036
Net income attributable to noncontrolling interests	(455)	(176)
Net income attributable to common stockholders	$13,545	$9,860
Denominator:
Weighted average shares outstanding - basic	141,780	129,336
Dilutive shares	4,337	1,904
Weighted average shares outstanding - diluted	146,117	131,240
Earnings per common share - basic
Net income attributable to common stockholders	$0.10	$0.08
Earnings per common share - diluted
Net income attributable to common stockholders	$0.09	$0.08
13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2017 and 2016, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$14,000	$10,036
Net income attributable to noncontrolling interests	(30)	(31)
Net income attributable to common unitholders	$13,970	$10,005
Denominator:
Weighted average units outstanding - basic	146,117	131,242
Dilutive units	—	—
Weighted average units outstanding - diluted	146,117	131,242
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.10	$0.08
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.10	$0.08

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,186	$13,062
Income taxes paid	60	88

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$5,696	$5,688
Dividend distributions declared, but not paid	44,489	38,784
Issuance of operating partnership units in connection with an acquisition	610	—
Note receivable retired in connection with an acquisition	2,494	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of March 31, 2017 and December 31, 2016, together with results of operations and cash flows for the three months ended March 31, 2017 and 2016.
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
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2016 Annual Report on Form 10-K, which is incorporated herein.

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
Executive Summary
HTA is one of the largest publicly-traded REITs focused on MOBs in the U.S. as measured by the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio.
Since 2006, we have invested $4.3 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 17.8 million square feet of GLA throughout the U.S. As of March 31, 2017, approximately 96% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 31 states, with no state having more than 13% of our total GLA as of March 31, 2017. We are concentrated in 15 to 20 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in the top 75 MSAs with Boston, Hartford/New Haven, Dallas, Houston, Phoenix and Orange County/Los Angeles being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the three months ended March 31, 2017, our total revenue increased 15.9%, or $17.0 million, to $124.3 million, compared to the three months ended March 31, 2016.

•
For the three months ended March 31, 2017, net income attributable to common stockholders was $0.09 per diluted share, or $13.5 million, compared to $0.08 per diluted share, or $9.9 million, for the three months ended March 31, 2016.

•
For the three months ended March 31, 2017, HTA’s FFO was $0.41 per diluted share, or $60.2 million, an increase of $0.05 per diluted share, or 13.9%, compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, HTALP’s FFO was $0.42 per diluted share, or $60.7 million, an increase of $0.06 per diluted share, or 16.7%, compared to the three months ended March 31, 2016.

•
For the three months ended March 31, 2017, HTA’s and HTALP’s Normalized FFO was $0.41 per diluted share, or $60.1 million, an increase of $0.01 per diluted share, or 2.5%, compared to the three months ended March 31, 2016.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the three months ended March 31, 2017, our Net Operating Income (“NOI”) increased 15.4%, or $11.4 million, to $85.3 million, compared to the three months ended March 31, 2016.

•	For the three months ended March 31, 2017, our Same-Property Cash NOI increased 3.2%, or $2.2 million, to $70.5 million, compared to the three months ended March 31, 2016.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of March 31, 2017, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 91.0% by GLA.

•	We entered into new and renewal leases on approximately 776,000 square feet of GLA, or 4.4% of our portfolio, during the three months ended March 31, 2017.

•
Tenant retention for the Same-Property portfolio was 80%, which included approximately 462,000 square feet of GLA of expiring leases, for the quarter, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of March 31, 2017, our in-house property management and leasing platform operated approximately 16.2 million square feet of GLA, or 91%, of our total portfolio.
Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last ten years and have developed a presence across 15 to 20 key markets. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•	As of March 31, 2017, we had an average 800,000 square feet of GLA in each of our top ten markets. We expect to establish this scale across 15 to 20 key markets as our portfolio expands.

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

•
During the three months ended March 31, 2017, we acquired investments totaling $35.0 million located in our key market of Tampa, Florida, and strategically expanded our presence in College Station, Texas.

In addition, we invested in $4.1 million to expand our New Haven, Connecticut campus.

•	During the three months ended March 31, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million.
Financial Strategy and Balance Sheet Flexibility

•
As of March 31, 2017, we had total leverage, measured by debt to market capitalization, of 28.3%. Total liquidity was $690.5 million, including cash and cash equivalents of $16.0 million and $674.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of March 31, 2017.

•	During the three months ended March 31, 2017, as part of one of our acquisitions, we issued $0.6 million of OP Units.
Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed herein.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.

Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, in our 2016 Annual Report on Form 10-K that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
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
Investment Activity
During the three months ended March 31, 2017, we had investments with an aggregate gross purchase price of $39.0 million and a disposition with a gross sales price of $5.0 million. During the three months ended March 31, 2016, we had investments with an aggregate gross purchase price of $162.0 million and no dispositions. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
As of March 31, 2017 and 2016, we owned and operated approximately 17.8 million and 16.2 million square feet of GLA, respectively, with a leased rate of 91.8% and 92.1%, respectively (includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 91.0% and 91.4%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three months ended March 31, 2017 and 2016, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual rental income	$119,897	$103,812
Straight-line rent and amortization of above and (below) market leases	2,472	2,073
Other operating revenue	1,624	1,365
Total	$123,993	$107,250
Contractual rental income, which includes expense reimbursements, increased $16.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was primarily due to $14.2 million of additional contractual rental income from our 2016 and 2017 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2016 and 2017.
Average starting and ending annual base rents and square feet entered into for new and renewal leases consisted of the following for the three months ended March 31, 2017 and 2016, respectively (in square feet and per square foot of GLA):

	Three Months Ended March 31,
	2017	2016
New and renewal leases:
Average starting annual base rents	$22.63	$22.37
Average ending annual base rents	23.07	22.06

Square feet of GLA	776,000	254,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2017 had rents that we believed were at market rates. Generally, leasing concessions vary depending on lease type and term.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three months ended March 31, 2017 and 2016, respectively (in per square foot of GLA):

	Three Months Ended March 31,
	2017	2016
New leases:
Tenant improvements	$18.04	$27.38
Leasing commissions	2.29	4.34
Tenant concessions	3.04	5.05
Renewal leases:
Tenant improvements	$7.16	$6.00
Leasing commissions	1.24	1.09
Tenant concessions	1.70	1.07
The average term for new and renewal leases executed consisted of the following for three months ended March 31, 2017 and 2016, respectively (in years):

	Three Months Ended March 31,
	2017	2016
New leases	5.5	5.8
Renewal leases	4.9	3.7
Rental Expenses
For the three months ended March 31, 2017 and 2016, rental expenses attributable to our properties were $39.0 million and $33.4 million, respectively. The increase in rental expenses was primarily due to $5.8 million of additional rental expenses associated with our 2016 and 2017 acquisitions, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2016 and 2017.
General and Administrative Expenses
For the three months ended March 31, 2017 and 2016, general and administrative expenses were $8.4 million and $6.8 million, respectively. The increase in general and administrative expenses was primarily due to the increase in non-cash compensation expense. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the three months ended March 31, 2017 and 2016, transaction expenses were $0.3 million and $1.8 million, respectively. The decrease in transaction expenses was due to the adoption of ASU 2017-01 as of January 1, 2017. As a result of the adoption thereof a significant portion of these expenses are now capitalized as part of our investment allocations.
Depreciation and Amortization Expense
For the three months ended March 31, 2017 and 2016, depreciation and amortization expense was $47.1 million and $37.8 million, respectively. The increase in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense excluding the impact of the net change in fair value of derivative financial instruments increased by $1.6 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was primarily the result of higher average debt outstanding during the three months ended March 31, 2017, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50%, offset by a reduction in the aggregate variable unsecured revolving credit facility borrowings and mortgage loans outstanding. During the three months ended March 31, 2017, the fair market value of our derivatives increased $0.8 million, compared to a net decrease of $2.8 million during the three months ended March 31, 2016.
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

NOI and Same-Property Cash NOI
NOI increased $11.4 million to $85.3 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was primarily due to $9.5 million of additional NOI from our 2016 and 2017 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2016 and 2017, and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $2.2 million to $70.5 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
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
We also compute Normalized FFO, which excludes from FFO: (i) transaction expenses; (ii) gain or loss on change in fair value of derivative financial instruments; (iii) gain or loss on extinguishment of debt; (iv) noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA); and (v) other normalizing items, which include items that are unusual and infrequent in nature. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from partnership units included in diluted shares (only applicable to HTA) and the weighted average shares of HTA common stock or HTALP partnership units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2017 and 2016, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$13,545	$9,860
Depreciation and amortization expense related to investments in real estate	46,689	37,521
Gain on sale of real estate, net	(3)	—
FFO attributable to common stockholders	$60,231	$47,381
Transaction expenses (1)	284	1,813
(Gain) loss on change in fair value of derivative financial instruments, net	(839)	2,792
Loss on extinguishment of debt, net	32	—
Noncontrolling income from partnership units included in diluted shares	425	145
Other normalizing items, net (2)	—	(16)
Normalized FFO attributable to common stockholders	$60,133	$52,115

Net income attributable to common stockholders per diluted share	$0.09	$0.08
FFO adjustments per diluted share, net	0.32	0.28
FFO attributable to common stockholders per diluted share	$0.41	$0.36
Normalized FFO adjustments per diluted share, net	0.00	0.04
Normalized FFO attributable to common stockholders per diluted share	$0.41	$0.40

Weighted average diluted common shares outstanding	146,117	131,240

(1) For the three months ended March 31, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the three months ended March 31, 2017, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2017 and 2016, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common unitholders	$13,970	$10,005
Depreciation and amortization expense related to investments in real estate	46,689	37,521
Gain on sale of real estate, net	(3)	—
FFO attributable to common unitholders	$60,656	$47,526
Transaction expenses (1)	284	1,813
(Gain) loss on change in fair value of derivative financial instruments, net	(839)	2,792
Loss on extinguishment of debt, net	32	—
Other normalizing items, net (2)	—	(16)
Normalized FFO attributable to common unitholders	$60,133	$52,115

Net income attributable to common unitholders per diluted unit	$0.10	$0.08
FFO adjustments per diluted unit, net	0.32	0.28
FFO attributable to common unitholders per diluted unit	$0.42	$0.36
Normalized FFO adjustments per diluted unit, net	(0.01)	0.04
Normalized FFO attributable to common unitholders per diluted unit	$0.41	$0.40

Weighted average diluted common units outstanding	146,117	131,242

(1) For the three months ended March 31, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the three months ended March 31, 2017, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) transaction expenses; (iii) depreciation and amortization expense; (iv) interest expense and net change in fair value of derivative financial instruments; (v) gain or loss on sales of real estate; (vi) gain or loss on extinguishment of debt; and (vii) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.
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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$14,000	$10,036
General and administrative expenses	8,423	6,773
Transaction expenses (1)	284	1,813
Depreciation and amortization expense	47,056	37,828
Interest expense and net change in fair value of derivative financial instruments	15,543	17,565
Gain on sale of real estate, net	(3)	—
Loss on extinguishment of debt, net	32	—
Other income	(8)	(53)
NOI	$85,327	$73,962
Straight-line rent adjustments, net	(1,209)	(1,451)
Amortization of (below) and above market leases/leasehold interests, net and lease termination fees	(94)	417
Cash NOI	$84,024	$72,928
Notes receivable interest income	(292)	—
Non Same-Property Cash NOI	(13,237)	(4,596)
Same-Property Cash NOI (2)	$70,495	$68,332

(1) For the three months ended March 31, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) Same-Property includes 286 buildings for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from our dispositions. During the next 12 months our primary uses of cash are expected to include: (a) the funding of acquisitions of MOBs and other facilities that serve the healthcare industry; (b) capital expenditures; (c) the payment of operating expenses; (d) debt service payments, including principal payments; and (e) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Investments and maturing indebtedness may require funds from the issuance of debt and/or equity securities or proceeds from sales of real estate.
As of March 31, 2017, we had liquidity of $690.5 million, including $674.5 million available under our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $16.0 million of cash and cash equivalents.
As of March 31, 2017, $177.1 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $3.2 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2017, we estimate that our expenditures for capital improvements for the remainder of 2017 will range from $20.0 million to $25.0 million depending on leasing activity. As of March 31, 2017, we had $3.8 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Cash and cash equivalents - beginning of period	$11,231	$13,070	$(1,839)
Net cash provided by operating activities	47,013	40,452	6,561
Net cash used in investing activities	(37,083)	(168,309)	131,226
Net cash (used in) provided by financing activities	(5,127)	128,614	(133,741)
Cash and cash equivalents - end of period	$16,034	$13,827	$2,207
Net cash provided by operating activities increased in 2017 primarily due to the impact of our 2016 and 2017 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2016 and 2017 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the three months ended March 31, 2017, net cash used in investing activities primarily related to the investment in real estate of $34.7 million and capital expenditures of $12.9 million, partially offset by restricted cash, escrow deposits and other assets of $5.8 million and proceeds from the sale of real estate of $4.7 million. For the three months ended March 31, 2016, net cash used in investing activities primarily related to the investment in real estate of $158.7 million and capital expenditures of $8.8 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.

For the three months ended March 31, 2017, net cash used in financing activities primarily related to the net borrowings on our unsecured revolving credit facility of $82.0 million, partially offset by dividends paid to holders of our common stock of $42.5 million and payments on our secured mortgage loans of $40.2 million. For the three months ended March 31, 2016, net cash provided by financing activities primarily related to net borrowings of $78.0 million on our Unsecured Credit Agreement and the net proceeds of shares of common stock issued of $91.8 million, partially offset by dividends paid to holders of our common stock of $37.5 million.
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
For the three months ended March 31, 2017, HTA paid cash dividends of $42.5 million. In April 2017, HTA paid cash dividends of $43.1 million for the quarter ended March 31, 2017. On April 26, 2017, HTA declared a quarterly cash dividend of $0.30 per share to be paid on July 11, 2017 to stockholders of record of its common stock on July 5, 2017.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of March 31, 2017, our leverage ratio, measured by debt to market capitalization, was 28.3%.
As of March 31, 2017, we had debt outstanding of $1.8 billion and the weighted average interest rate was 3.30% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2017, $674.5 million was available on our $850.0 million unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020.
Unsecured Term Loans
As of March 31, 2017, we had $500.0 million of unsecured term loans outstanding, comprised of a $300.0 million under our Unsecured Credit Agreement maturing in 2019 and a $200.0 million maturing in 2023. The $300.0 million term loan includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.
Unsecured Senior Notes
As of March 31, 2017, we had $950.0 million of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $300.0 million maturing in 2023, and $350.0 million maturing in 2026.
Mortgage Loans
During the three months ended March 31, 2017, we made payments of $40.2 million on our mortgage loans and have $36.4 million of principal payments due on during the remainder of 2017.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2016 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2017, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet.

Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2017, we had no off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2016 Annual Report on Form 10-K. The table below presents, as of March 31, 2017, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$35,679	$3,671	$9,720	$22,672	$303,333	$739,570	$1,114,645
Weighted average interest rate on fixed rate debt (per annum)	6.16%	5.43%	6.01%	6.10%	3.39%	3.94%	3.83%
Variable rate debt	$749	$1,050	$301,119	$197,123	$509	$208,117	$708,667
Weighted average interest rate on variable rate debt based on forward rates in effect as of March 31, 2017 (per annum)	2.89%	3.42%	3.08%	3.28%	4.86%	4.22%	2.29%
As of March 31, 2017, we had $1.8 billion fixed and variable rate debt with interest rates ranging from 2.05% to 6.39% per annum and a weighted average interest rate of 3.23% per annum, excluding the impact of interest rate swaps. We had $1,114.6 million (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.83% per annum and $708.7 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 2.29% per annum as of March 31, 2017, excluding the impact of interest rate swaps.
As of March 31, 2017, the fair value of our fixed rate debt was $1,120.6 million and the fair value of our variable rate debt was $711.1 million based upon prevailing market rates as of March 31, 2017.
As of March 31, 2017, we had interest rate swaps outstanding that effectively fix $190.4 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.47% and 3.30% per annum, respectively.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures
Healthcare Trust of America, Inc.
HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of March 31, 2017, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in HTA’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, HTA’s internal control over financial reporting.

April 27, 2017

Healthcare Trust of America Holdings, LP
HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of March 31, 2017, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.

April 27, 2017

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2017, HTA repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	106,833	$29.19	—	—
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	—	—	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 27, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 27, 2017

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 27, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 27, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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