Form 10-Q
period 2017-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2017-08-01
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 26, 2017, there were 200,671,340 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended June 30, 2017 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2017, HTA owned a 98.0% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates as an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units of HTALP, HTALP generates the capital required for the business through its operations and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units.
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
We believe combining the Quarterly Reports of HTA and HTALP, including the notes to the condensed consolidated financial statements, into this single Quarterly Report results in the following benefits:

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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$461,340	$386,526
Building and improvements	5,699,968	3,466,516
Lease intangibles	635,330	467,571
Construction in progress	251	—
	6,796,889	4,320,613
Accumulated depreciation and amortization	(907,728)	(817,593)
Real estate investments, net	5,889,161	3,503,020
Investment in unconsolidated joint venture	68,901	—
Cash and cash equivalents	91,444	11,231
Restricted cash and escrow deposits	33,176	13,814
Receivables and other assets, net	175,340	173,461
Other intangibles, net	108,736	46,318
Total assets	$6,366,758	$3,747,844
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,784,162	$1,768,905
Accounts payable and accrued liabilities	135,214	105,034
Derivative financial instruments - interest rate swaps	1,569	1,920
Security deposits, prepaid rent and other liabilities	55,286	49,859
Intangible liabilities, net	78,779	37,056
Total liabilities	3,055,010	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	4,663	4,653
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 200,646,523 and 141,719,134 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,006	1,417
Additional paid-in capital	4,384,483	2,754,818
Accumulated other comprehensive loss	(816)	—
Cumulative dividends in excess of earnings	(1,164,607)	(1,068,961)
Total stockholders’ equity	3,221,066	1,687,274
Noncontrolling interests	86,019	93,143
Total equity	3,307,085	1,780,417
Total liabilities and equity	$6,366,758	$3,747,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$139,525	$113,144	$263,518	$220,394
Interest and other operating income	354	90	708	155
Total revenues	139,879	113,234	264,226	220,549
Expenses:
Rental	43,523	35,061	82,543	68,414
General and administrative	8,472	6,813	16,895	13,586
Transaction	5,073	2,062	5,357	3,875
Depreciation and amortization	55,353	44,738	102,409	82,566
Impairment	5,093	—	5,093	—
Total expenses	117,514	88,674	212,297	168,441
Income before other income (expense)	22,365	24,560	51,929	52,108
Interest expense:
Interest related to derivative financial instruments	(239)	(659)	(563)	(1,304)
Gain (loss) on change in fair value of derivative financial instruments, net	45	(658)	884	(3,450)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(194)	(1,317)	321	(4,754)
Interest related to debt	(17,706)	(13,989)	(33,764)	(28,117)
Gain on sale of real estate, net	—	4,212	3	4,212
Loss on extinguishment of debt, net	(10,386)	(22)	(10,418)	(22)
Income from unconsolidated joint venture	63	—	63	—
Other income	6	72	14	125
Net (loss) income	$(5,852)	$13,516	$8,148	$23,552
Net income attributable to noncontrolling interests (1)	(66)	(442)	(521)	(618)
Net (loss) income attributable to common stockholders	$(5,918)	$13,074	$7,627	$22,934
Earnings per common share - basic:
Net (loss) income attributable to common stockholders	$(0.03)	$0.10	$0.05	$0.17
Earnings per common share - diluted:
Net (loss) income attributable to common stockholders	$(0.03)	$0.09	$0.05	$0.17
Weighted average common shares outstanding:
Basic	176,464	136,528	159,218	132,932
Diluted	176,464	140,512	163,490	135,876
Dividends declared per common share	$0.300	$0.295	$0.600	$0.590

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(5,852)	$13,516	$8,148	$23,552

Other comprehensive loss
Change in unrealized losses on cash flow hedges	(748)	—	(836)	—
Total other comprehensive loss	(748)	—	(836)	—

Total comprehensive (loss) income	(6,600)	13,516	7,312	23,552
Comprehensive income attributable to noncontrolling interests	(27)	(446)	(449)	(591)
Total comprehensive (loss) income attributable to common stockholders	$(6,627)	$13,070	$6,863	$22,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$—	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock	10,399	105	291,580	—	—	291,685	—	291,685
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	70,754	70,754
Share-based award transactions, net	203	2	3,031	—	—	3,033	—	3,033
Repurchase and cancellation of common stock	(83)	(1)	(2,286)	—	—	(2,287)	—	(2,287)
Redemption of noncontrolling interest and other	207	2	4,138	—	—	4,140	(4,598)	(458)
Dividends declared	—	—	—	—	(79,170)	(79,170)	(1,838)	(81,008)
Net income	—	—	—	—	22,934	22,934	591	23,525
Balance as of June 30, 2016	137,753	$1,378	$2,625,269	$—	$(1,006,888)	$1,619,759	$92,443	$1,712,202

Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of common stock	58,623	586	1,623,636	—	—	1,624,222	—	1,624,222
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	610	610
Share-based award transactions, net	198	2	3,837	—	—	3,839	—	3,839
Repurchase and cancellation of common stock	(114)	(1)	(3,338)	—	—	(3,339)	—	(3,339)
Redemption of noncontrolling interest and other	221	2	5,530	—	—	5,532	(5,532)	—
Dividends declared	—	—	—	—	(103,273)	(103,273)	(2,651)	(105,924)
Net income	—	—	—	—	7,627	7,627	469	8,096
Other comprehensive loss	—	—	—	(816)	—	(816)	(20)	(836)
Balance as of June 30, 2017	200,647	$2,006	$4,384,483	$(816)	$(1,164,607)	$3,221,066	$86,019	$3,307,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,148	$23,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	100,536	81,362
Share-based compensation expense	3,839	3,033
Bad debt expense	227	386
Impairment	5,093	—
Income from unconsolidated joint venture	(63)	—
Gain on sale of real estate, net	(3)	(4,212)
Loss on extinguishment of debt, net	10,418	22
Change in fair value of derivative financial instruments	(884)	3,450
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,969)	(667)
Accounts payable and accrued liabilities	14,272	(5,983)
Security deposits, prepaid rent and other liabilities	1,907	(4,543)
Net cash provided by operating activities	140,521	96,400
Cash flows from investing activities:
Investments in real estate	(2,202,815)	(336,760)
Investment in unconsolidated joint venture	(68,839)	—
Development of real estate	(348)	—
Proceeds from the sale of real estate	4,746	23,368
Capital expenditures	(26,022)	(21,826)
Restricted cash, escrow deposits and other assets	(19,362)	(426)
Net cash used in investing activities	(2,312,640)	(335,644)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	305,000	336,000
Payments on unsecured revolving credit facility	(393,000)	(293,000)
Proceeds from unsecured senior notes	900,000	—
Payments on secured mortgage loans	(74,319)	(22,791)
Deferred financing costs	(9,400)	—
Debt extinguishment costs	(10,391)	—
Security deposits	1,964	765
Proceeds from issuance of common stock	1,624,222	292,984
Repurchase and cancellation of common stock	(3,339)	(2,287)
Dividends paid	(85,683)	(76,018)
Distributions paid to noncontrolling interest of limited partners	(2,722)	(1,331)
Net cash provided by financing activities	2,252,332	234,322
Net change in cash and cash equivalents	80,213	(4,922)
Cash and cash equivalents - beginning of period	11,231	13,070
Cash and cash equivalents - end of period	$91,444	$8,148
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$461,340	$386,526
Building and improvements	5,699,968	3,466,516
Lease intangibles	635,330	467,571
Construction in progress	251	—
	6,796,889	4,320,613
Accumulated depreciation and amortization	(907,728)	(817,593)
Real estate investments, net	5,889,161	3,503,020
Investment in unconsolidated joint venture	68,901	—
Cash and cash equivalents	91,444	11,231
Restricted cash and escrow deposits	33,176	13,814
Receivables and other assets, net	175,340	173,461
Other intangibles, net	108,736	46,318
Total assets	$6,366,758	$3,747,844
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,784,162	$1,768,905
Accounts payable and accrued liabilities	135,214	105,034
Derivative financial instruments - interest rate swaps	1,569	1,920
Security deposits, prepaid rent and other liabilities	55,286	49,859
Intangible liabilities, net	78,779	37,056
Total liabilities	3,055,010	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	4,663	4,653
Partners’ Capital:
Limited partners’ capital, 4,122,846 and 4,323,095 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	85,749	92,873
General partners’ capital, 200,646,523 and 141,719,134 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3,221,336	1,687,544
Total partners’ capital	3,307,085	1,780,417
Total liabilities and partners’ capital	$6,366,758	$3,747,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$139,525	$113,144	$263,518	$220,394
Interest and other operating income	354	90	708	155
Total revenues	139,879	113,234	264,226	220,549
Expenses:
Rental	43,523	35,061	82,543	68,414
General and administrative	8,472	6,813	16,895	13,586
Transaction	5,073	2,062	5,357	3,875
Depreciation and amortization	55,353	44,738	102,409	82,566
Impairment	5,093	—	5,093	—
Total expenses	117,514	88,674	212,297	168,441
Income before other income (expense)	22,365	24,560	51,929	52,108
Interest expense:
Interest related to derivative financial instruments	(239)	(659)	(563)	(1,304)
Gain (loss) on change in fair value of derivative financial instruments, net	45	(658)	884	(3,450)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(194)	(1,317)	321	(4,754)
Interest related to debt	(17,706)	(13,989)	(33,764)	(28,117)
Gain on sale of real estate, net	—	4,212	3	4,212
Loss on extinguishment of debt, net	(10,386)	(22)	(10,418)	(22)
Income from unconsolidated joint venture	63	—	63	—
Other income	6	72	14	125
Net (loss) income	$(5,852)	$13,516	$8,148	$23,552
Net (income) loss attributable to noncontrolling interests	(22)	4	(52)	(27)
Net (loss) income attributable to common unitholders	$(5,874)	$13,520	$8,096	$23,525
Earnings per common unit - basic:
Net (loss) income attributable to common unitholders	$(0.03)	$0.10	$0.05	$0.17
Earnings per common unit - diluted:
Net (loss) income attributable to common unitholders	$(0.03)	$0.10	$0.05	$0.17
Weighted average common units outstanding:
Basic	180,672	140,512	163,490	135,877
Diluted	180,672	140,512	163,490	135,877
Dividends declared per common unit	$0.300	$0.295	$0.600	$0.590
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(5,852)	$13,516	$8,148	$23,552

Other comprehensive loss
Change in unrealized losses on cash flow hedges	(748)	—	(836)	—
Total other comprehensive loss	(748)	—	(836)	—

Total comprehensive (loss) income	(6,600)	13,516	7,312	23,552
Comprehensive (income) loss attributable to noncontrolling interests	(22)	4	(52)	(27)
Total comprehensive (loss) income attributable to common unitholders	$(6,622)	$13,520	$7,260	$23,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units	10,399	291,685	—	—	291,685
Issuance of limited partner units in connection with an acquisition	—	—	2,620	70,754	70,754
Share-based award transactions, net	203	3,033	—	—	3,033
Redemption and cancellation of general partner units	(83)	(2,287)	—	—	(2,287)
Redemption of limited partner units and other	207	4,140	(207)	(4,598)	(458)
Distributions declared	—	(79,170)	—	(1,838)	(81,008)
Net income	—	22,934	—	591	23,525
Balance as of June 30, 2016	137,753	$1,620,029	4,343	$92,173	$1,712,202

Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of general partner units	58,623	1,624,222	—	—	1,624,222
Issuance of limited partner units in connection with an acquisition	—	—	21	610	610
Share-based award transactions, net	198	3,839	—	—	3,839
Redemption and cancellation of general partner units	(114)	(3,339)	—	—	(3,339)
Redemption of limited partner units and other	221	5,532	(221)	(5,532)	—
Distributions declared	—	(103,273)	—	(2,651)	(105,924)
Net income	—	7,627	—	469	8,096
Other comprehensive loss	—	(816)	—	(20)	(836)
Balance as of June 30, 2017	200,647	$3,221,336	4,123	$85,749	$3,307,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,148	$23,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	100,536	81,362
Share-based compensation expense	3,839	3,033
Bad debt expense	227	386
Impairment	5,093	—
Income from unconsolidated joint venture	(63)	—
Gain on sale of real estate, net	(3)	(4,212)
Loss on extinguishment of debt, net	10,418	22
Change in fair value of derivative financial instruments	(884)	3,450
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,969)	(667)
Accounts payable and accrued liabilities	14,272	(5,983)
Security deposits, prepaid rent and other liabilities	1,907	(4,543)
Net cash provided by operating activities	140,521	96,400
Cash flows from investing activities:
Investments in real estate	(2,202,815)	(336,760)
Investment in unconsolidated joint venture	(68,839)	—
Development of real estate	(348)	—
Proceeds from the sale of real estate	4,746	23,368
Capital expenditures	(26,022)	(21,826)
Restricted cash, escrow deposits and other assets	(19,362)	(426)
Net cash used in investing activities	(2,312,640)	(335,644)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	305,000	336,000
Payments on unsecured revolving credit facility	(393,000)	(293,000)
Proceeds from unsecured senior notes	900,000	—
Payments on secured mortgage loans	(74,319)	(22,791)
Deferred financing costs	(9,400)	—
Debt extinguishment costs	(10,391)	—
Security deposits	1,964	765
Proceeds from issuance of general partner units	1,624,222	292,984
Repurchase and cancellation of general partner units	(3,339)	(2,287)
Distributions paid to general partner	(85,683)	(76,018)
Distributions paid to limited partners and redeemable noncontrolling interests	(2,722)	(1,331)
Net cash provided by financing activities	2,252,332	234,322
Net change in cash and cash equivalents	80,213	(4,922)
Cash and cash equivalents - beginning of period	11,231	13,070
Cash and cash equivalents - end of period	$91,444	$8,148
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of June 30, 2017, HTA owned a 98.0% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is one of the largest publicly-traded REITs focused on medical office buildings (“MOBs”) in the U.S. as measured by the gross leasable area (“GLA”) of our MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery, and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
On April 29, 2017, we entered into purchase and sale agreements (collectively, the “Purchase Agreements”) with Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (collectively, “Duke”) to acquire Duke’s MOB business (the “Duke Acquisition”) consisting of (i) 71 properties totaling approximately 6.6 million square feet of GLA and 95% leased, (ii) five properties in development and two expansion properties totaling approximately 470,000 square feet of GLA and which were 86% leased, (iii) interests in two buildings owned by joint ventures and (iv) two parcels of land totaling approximately 16.5 acres (collectively, the “Duke Assets”) for $2.75 billion.
Pursuant to the Purchase Agreements and during the three months ended June 30, 2017, we paid consideration of, before certain credits, proration and closing costs, $2.2 billion for 68 properties and a parcel of land, which includes a 50% ownership in a unconsolidated joint venture for $68.8 million as of the date of acquisition, totaling approximately 4.9 million square feet of GLA that were 93% leased as of the date of acquisition.
In addition, at the time the Duke Acquisition was announced, 31 of the Duke Assets valued at $1.3 billion were subject to rights of first offer and/or rights of first refusal in favor of unrelated third parties (the “ROFO/ROFR Assets”). As of June 30, 2017, 11 of the ROFO/ROFR Assets valued at $494.9 million had been exercised by unrelated third parties. Of the remaining Duke Assets, three properties closed in July 2017 for an aggregate purchase price of $131.7 million totaling approximately 245,000 square feet of GLA. The remaining parcel of land for $5.1 million is expected to close in the second half of 2017. See Note 3 - Investments in Real Estate for additional details.
Since 2006, we have invested $6.8 billion, including the Duke Acquisition, to create a portfolio of MOBs and other healthcare assets consisting of approximately 24.0 million square feet of GLA throughout the U.S. As of June 30, 2017, approximately 97.0% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of June 30, 2017. Approximately 93% of our portfolio, based on GLA, is located in the top 75 metropolitan statistical areas (“MSAs”) with Atlanta, Boston, Dallas, Houston and Indianapolis being our largest markets by investment.
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
Principles of Consolidation
The consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests in our consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued partnership units in HTALP (“OP Units”). Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of June 30, 2017 and December 31, 2016, there were approximately 4.1 million and 4.3 million, respectively, of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The HTALP operating partnership and our other joint venture arrangements are VIEs, because the limited partners in those partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Additionally, we determined that we are the primary beneficiary of our VIEs. Accordingly, we consolidate our interests in the HTALP operating partnership and in our other joint venture arrangements. However, because we hold what is deemed a majority voting interest in the HTALP operating partnership and our other joint venture arrangements, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method, the initial investment is recognized at cost and subsequently adjusted for our share of the net income or loss and any distributions from the joint venture. As of June 30, 2017 we had a 50% interest in one such investment with a carrying value, maximum exposure to risk, of $68.9 million which is recorded in investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheets. We record our share of net income (loss) in income (loss) from unconsolidated joint venture in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2017, we recognized income of $63,000 from our unconsolidated joint venture.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2017 and 2016 was $39.0 million and $29.9 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2017 and 2016 was $71.7 million and $55.6 million, respectively.
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

In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the right of early adoption as of the original effective date.

We have identified our revenue streams and are currently evaluating the impact on our consolidated financial statements and internal accounting processes; although the majority of our revenues are derived from real estate lease contracts, as discussed in relation to ASU 2016-02 below, we do expect areas of impact to include non-lease components of revenue from lease agreements and real estate sale transactions. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption is not expected to have a material impact on our consolidated financial statements.

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
We will adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective approach.  We are currently evaluating the full impact ASU 2016-02 will have on our consolidated financial statements, however, we anticipate that there will be a significant increase in our assets and liabilities on our consolidated balance sheets due to the recognition of operating leases with us as the lessee, including our corporate office leases and ground leases which represented rental expense of $7.6 million and have an average remaining term of 48.2 years for the year ended December 31, 2016.  In addition, the Company expects that it will have to bifurcate lease agreements in which the Company is the lessor, into lease components and certain non-lease components. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09."

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
		ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.	We do not anticipate early adoption or there to be a material impact, however, we are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
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
We will adopt ASU 2017-05 as of the year ended December 31, 2017. We do not anticipate there to be a material impact on our consolidated financial statements as we currently do not have this type of income. However, going forward we will continue to monitor any future impact.

ASU 2017-09 Compensation - Stock Compensation (Topic 718): Clarifying the Scope of Modification (Issued May 2017)
ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.
ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.
We will adopt ASU 2017-09 as of the year ended December 31, 2017. We do not anticipate there to be a material impact, however, we are evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements.

3. Investments in Real Estate
During the three months ended June 30, 2017,     we entered into Purchase Agreements with Duke to acquire Duke’s Assets. As of June 30, 2017, we acquired 68 properties and a parcel of land of the Duke Assets, which includes a 50% ownership in a unconsolidated joint venture for $68.8 million as of the date of acquisition, for an aggregate purchase price of $2.2 billion totaling approximately 4.9 million square feet of GLA that were 93% leased as of the date of acquisition. As part of this acquisition, we entered into mortgage loans with an aggregate fair value of $286.0 million.
This brings our investments for the six months ended June 30, 2017, to an aggregate purchase price of $2.6 billion, including our unconsolidated joint venture. As part of these investments we incurred $16.5 million of costs attributable to these investments, which were capitalized in accordance with the adoption of ASU 2017-01 during the six months ended June 30, 2017. In addition, as part of an acquisition, we issued 20,687 OP Units with a market value at the time of issuance of $0.6 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With the exception of the Duke Assets described above, the following investments were determined to be individually not significant, but significant on a collective basis. The allocations for these investments, which we own a controlling financial interest, are set forth below in the aggregate for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six Months Ended June 30,
	2017	2016
Land	$73,560	$53,806
Building and improvements	2,225,012	347,729
In place leases	172,620	37,768
Below market leases	(27,529)	(12,066)
Above market leases	11,098	3,582
Below market leasehold interests	53,722	1,404
Above market leasehold interests	(16,564)	(50)
Below market debt	—	487
Net assets acquired	2,491,919	432,660
Other, net (1)	54,196	3,183
Aggregate purchase price	$2,546,115	$435,843

(1) For the six months ended June 30, 2017, other, net, consisted primarily of capital expenditures and tenant improvements received as credits at the time of acquisition.
Subsequent to June 30, 2017, we completed investments with an aggregate purchase price of $149.2 million. The purchase price of these investments were subject to certain post-closing adjustments. Due to the recent timing of the acquisitions of these investments, we have not completed our purchase price allocation with respect to these investments and, therefore, cannot provide disclosures at this time similar to those contained above in Note 3 - Investments in Real Estate to our condensed consolidated financial statements.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the six months ended June 30, 2017 and 2016, respectively (in years):

	Six Months Ended June 30,
	2017	2016
Acquired intangible assets	22.4	9.5
Acquired intangible liabilities	21.6	8.8
4. Impairment and Dispositions
During the six months ended June 30, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million, representing approximately 48,000 square feet of GLA. In addition, during the three months ended June 30, 2017, we recorded impairment charges of $5.1 million related to one MOB located in Massachusetts. During the six months ended June 30, 2016, we completed a disposition of four senior care facilities for an aggregate gross sales price of $26.5 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2017 and December 31, 2016, respectively (in thousands, except weighted average remaining amortization):

	June 30, 2017		December 31, 2016
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$464,506	9.6	$294,597	9.7
Tenant relationships	170,824	10.7	172,974	10.6
Above market leases	39,159	6.2	28,401	6.3
Below market leasehold interests	91,857	65.1	38,136	60.4
	766,346		534,108
Accumulated amortization	(280,850)		(256,305)
Total	$485,496	19.6	$277,803	16.1

Liabilities:
Below market leases	$61,507	14.7	$34,370	18.6
Above market leasehold interests	28,195	44.9	11,632	53.0
	89,702		46,002
Accumulated amortization	(10,923)		(8,946)
Total	$78,779	25.0	$37,056	28.5
The following is a summary of the net intangible amortization for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization recorded against rental income related to above and (below) market leases	$(40)	$(20)	$(263)	$317
Rental expense related to above and (below) market leasehold interests	166	107	295	203
Amortization expense related to in place leases and tenant relationships	14,457	13,450	27,187	24,217
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017	December 31, 2016
Tenant receivables, net	$10,764	$8,722
Other receivables, net	4,105	9,233
Deferred financing costs, net	3,535	4,198
Deferred leasing costs, net	23,459	20,811
Straight-line rent receivables, net	78,981	74,052
Prepaid expenses, deposits, equipment and other, net	53,626	55,904
Derivative financial instruments - interest rate swaps	870	541
Total	$175,340	$173,461

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense related to deferred leasing costs	$1,472	$1,092	$2,734	$2,144
Interest expense related to deferred financing costs	332	332	663	663
7. Debt
Debt consisted of the following as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017	December 31, 2016
Unsecured revolving credit facility	$—	$88,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	950,000
Fixed rate mortgages loans	416,727	204,562
Variable rate mortgages loans	38,420	38,904
	2,805,147	1,781,466
Deferred financing costs, net	(15,124)	(9,527)
Discount, net	(5,861)	(3,034)
Total	$2,784,162	$1,768,905
Unsecured Credit Agreement
Unsecured Revolving Credit Facility
In 2015, we entered into an $850.0 million Unsecured Credit Agreement. The actual amount of credit available to us is a function of certain loan-to-value and debt service coverage ratios set forth in the unsecured revolving credit facility. The maximum principal amount of the unsecured revolving credit facility may be increased, subject to additional financing being provided by our existing lenders or new lenders being added to the unsecured revolving credit facility. The unsecured revolving credit facility matures on January 31, 2020 and is guaranteed by us.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.88% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2017, the margin associated with our borrowings was 1.05% per annum and the facility fee was 0.20% per annum.
On July 27, 2017, we entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and February 1, 2013 for the $300.0 million unsecured term loan referenced below. The interest rate on the unsecured credit facility decreased to an adjusted LIBOR plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. The other terms of the Unsecured Credit Agreement prior to the amendment thereof remain substantially unchanged.
Unsecured Term Loan
As of June 30, 2017, we had a $300.0 million unsecured term loan outstanding that was guaranteed by us. Borrowings accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.80% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2017 was 1.15% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.40% per annum, based on our current credit rating. The unsecured term loan matures on January 31, 2019, and includes a one-year extension exercisable at the option of the borrower, subject to certain conditions.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bridge Loan Facility
In connection with the Duke Acquisition, in May 2017, we entered into a senior unsecured bridge loan facility (the “Bridge Loan Facility”) which provided to us up to $2.47 billion, less the aggregate amount of proceeds from debt or equity capital raises or a senior term loan facility. The Bridge Loan Facility was made available to us on the closing of the Duke Acquisition and was scheduled to mature 364 days from the closing. As of June 30, 2017, we terminated the Bridge Loan Facility and no proceeds were used because we elected to fund the Duke Acquisition through other equity and debt offerings. In connection with the execution and subsequent termination of the Bridge Loan Facility, we incurred $10.4 million in related fees which we recorded in income (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.
$200.0 Million Unsecured Term Loan
As of June 30, 2017, HTALP had a $200.0 million unsecured term loan outstanding which matures on September 26, 2023. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2017 was 1.65% per annum. HTALP had interest rate swaps in place that fixed the interest rate at 2.93% per annum, based on our current credit rating.
$300.0 Million Unsecured Senior Notes due 2021
As of June 30, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us and that mature on July 15, 2021. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum.
$400.0 Million Unsecured Senior Notes due 2022
In June 2017, in connection with the Duke Acquisition and the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of June 30, 2017, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of June 30, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us and that mature on April 15, 2023. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum.
$350.0 Million Unsecured Senior Notes due 2026
As of June 30, 2017, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us and that mature on August 1, 2026. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum.
$500.0 Million Unsecured Senior Notes due 2027
In June 2017, in connection with the Duke Acquisition and the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of June 30, 2017, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fixed and Variable Rate Mortgages
In June 2017, as part of the Duke Acquisition, we were required by the seller to execute as the borrower for a part of the purchase price a senior secured first lien loan, subject to customary non-recourse carve-outs, in the amount of $286.0 million (the “Seller Financing”). The Seller Financing bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us.
As of June 30, 2017, HTALP and its subsidiaries had fixed and variable rate mortgages loans with interest rates ranging from 2.70% to 6.39% per annum and a weighted average interest rate of 4.31% per annum. Including the impact of the interest rate swap associated with our variable rate mortgages, the weighted average interest rate was 4.46% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2017 (in thousands):

Year	Amount
2017	$2,291
2018	100,827
2019	405,940
2020	144,891
2021	303,934
Thereafter	1,847,264
Total	$2,805,147
The above scheduled debt maturities do not include the extension available to us under the Unsecured Credit Agreement as discussed above.
Deferred Financing Costs
As of June 30, 2017, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2017	$1,283
2018	2,722
2019	2,728
2020	2,286
2021	2,008
Thereafter	4,097
Total	$15,124
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of June 30, 2017, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and treasury locks as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. A treasury lock is a synthetic forward sale of a U.S. treasury note which is settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. It is entered into to effectively fix the treasury component of an upcoming debt issuance.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, we recorded approximately $21,000 and $27,000, respectively, of hedge ineffectiveness in earnings. We designated our derivative financial instruments as cash flow hedges in March 2017.
During the three months ended June 30, 2017, we entered into and settled two treasury locks designated as cash flow hedges with an aggregate notional amount of $250.0 million to hedge future fixed rate debt issuances, which fixed the 10-year swap rates at an average rate of 2.26% per annum. Upon settlement of these contracts during the three months ended June 30, 2017, we paid and reported a loss of $0.7 million which was recorded in accumulated other comprehensive loss in our accompanying condensed consolidated statements of comprehensive income (loss) and a gain of $25,000 which was recorded in the change in fair value of our derivative financial instruments in our accompanying condensed consolidated statements of operations.
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.5 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of June 30, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	June 30, 2017
Number of instruments	5
Notional amount	$190,074

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying condensed consolidated balance sheets as of June 30, 2017 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Receivables and other assets	$870	$—	Derivative financial instruments	$1,569	$—
The tables below present the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion):			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing):
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2017	2016	Statement of Operations Location	2017	2016	Statement of Operations Location	2017	2016
Interest rate swaps	$(1,041)	$—	Interest related to derivative financial instruments	$(293)	$—	Interest related to derivative financial instruments	$(21)	$—

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion):			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing):
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2017	2016	Statement of Operations Location	2017	2016	Statement of Operations Location	2017	2016
Interest rate swaps	$(1,205)	$—	Interest related to derivative financial instruments	$(369)	—	Interest related to derivative financial instruments	$(27)	$—
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2017, we recorded a gain on change in fair value of derivative financial instruments of $45,000 and $0.9 million, respectively.

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

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives NOT Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Receivables and other assets	$—	$541	Derivative financial instruments	$—	$1,920
Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of June 30, 2017 and December 31, 2016, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017	$870	$—	$870	$—	$—	$870
December 31, 2016	541	—	541	—	—	541

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017	$1,569	$—	$1,569	$—	$—	$1,569
December 31, 2016	1,920	—	1,920	—	—	1,920
Credit Risk Related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with each of our derivative counterparties that incorporate provisions from our indebtedness with a lender affiliate of the derivative counterparty requiring it to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by these agreements.
As of June 30, 2017, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $1.7 million. As of June 30, 2017, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of these provisions of these agreements, we could have been required to settle our obligations under these agreements at an aggregate termination value of $1.7 million at June 30, 2017.

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
10. Stockholders’ Equity and Partners’ Capital
HTALP’s operating partnership agreement provides that it will distribute cash flow from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Dividend distributions are made such that a holder of one OP Unit in HTALP will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of our common stock. In addition, for each share of common stock issued or redeemed by us, HTALP issues or redeems a corresponding number of OP Units.
During the six months ended June 30, 2017, we issued $1.7 billion of equity at an average price of $28.70 per share.
Common Stock Offerings
In January 2016, we entered into an equity distribution agreement with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $300.0 million. During the six months ended June 30, 2017, pursuant to this ATM, we issued and sold 3,998,000 shares of our common stock for $125.7 million of gross proceeds at an average price of $31.45 per share. As of June 30, 2017, $51.4 million remained available for issuance by us under this ATM.
During three months ended June 30, 2017, we, in connection with the Duke Acquisition, completed an underwritten public offering of 54,625,000 shares of our common stock for $1.6 billion of gross proceeds at a price of $28.50 per share.
Common Unit Offerings
During the six months ended June 30, 2017, we issued 20,687 OP Units in HTALP for approximately $0.6 million in connection with an acquisition transaction.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three and six months ended June 30, 2017 and 2016. On July 31, 2017, our Board of Directors announced an increase in our quarterly dividend run rate by 1.7% to $0.305 per share of common stock, representing an annualized yield of $1.22 per share of common stock. The dividends are to be paid on October 6, 2017 to stockholders of record of our common stock on October 2, 2017.
Incentive Plan
Our Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000. As of June 30, 2017, there were 1,725,901 awards available for grant under the Plan.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LTIP Units
Awards under the LTIP consist of Series C units in HTALP and were subject to the achievement of certain performance and market conditions in order to vest. Once vested, the Series C units were converted into common units of HTALP, which may be converted into shares of our common stock. The LTIP awards were fully expensed or forfeited in 2015.
Restricted Common Stock
For the three and six months ended June 30, 2017, we recognized compensation expense of $1.3 million and $3.8 million, respectively. For the three and six months ended June 30, 2016, we recognized compensation expense of $1.2 million and $3.0 million, respectively. Compensation expense for the three and six months ended June 30, 2017 and 2016 were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2017, there was $9.6 million of unrecognized compensation expense, net of estimated forfeitures, which will be recognized over a remaining weighted average period of 1.9 years.
The following is a summary of our restricted common stock activity as of June 30, 2017 and 2016, respectively:

	June 30, 2017		June 30, 2016
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	640,870	$27.36	487,850	$23.13
Granted	244,753	29.67	225,006	27.49
Vested	(248,138)	25.15	(195,559)	22.84
Forfeited	(47,344)	28.54	(22,167)	26.10
Ending balance	590,141	$29.19	495,130	$25.09
11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$870	$—	$870
Liabilities:
Derivative financial instruments	$—	$1,569	$—	$1,569
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of June 30, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$1,423	$—	$1,423

(1) During the three months ended June 30, 2017, we recognized a $5.1 million impairment charge to one MOB. The estimated fair value as of June 30, 2017 for this MOB was based upon real estate market comparables.

The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2016, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$8,191	$—	$8,191

(1) During the year ended December 31, 2016, we recognized impairment charges of $1.3 million and $1.8 million to the carrying value of two MOBs. The estimated fair value as of December 31, 2016 for these two MOBs was based upon a pending sales agreement and real estate market comparables.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of June 30, 2017, the fair value of the debt was $2,830.3 million compared to the carrying value of $2,784.2 million. As of December 31, 2016, the fair value of the debt was $1,784.0 million compared to the carrying value of $1,768.9 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and six months ended June 30, 2017 and 2016, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
For the three months ended June 30, 2017, approximately 4.2 million shares of common stock were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and six months ended June 30, 2017 and 2016, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(5,852)	$13,516	$8,148	$23,552
Net income attributable to noncontrolling interests	(66)	(442)	(521)	(618)
Net (loss) income attributable to common stockholders	$(5,918)	$13,074	$7,627	$22,934
Denominator:
Weighted average shares outstanding - basic	176,464	136,528	159,218	132,932
Dilutive shares	—	3,984	4,272	2,944
Weighted average shares outstanding - diluted	176,464	140,512	163,490	135,876
Earnings per common share - basic
Net (loss) income attributable to common stockholders	$(0.03)	$0.10	$0.05	$0.17
Earnings per common share - diluted
Net (loss) income attributable to common stockholders	$(0.03)	$0.09	$0.05	$0.17
13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2017 and 2016, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(5,852)	$13,516	$8,148	$23,552
Net (income) loss attributable to noncontrolling interests	(22)	4	(52)	(27)
Net (loss) income attributable to common unitholders	$(5,874)	$13,520	$8,096	$23,525
Denominator:
Weighted average units outstanding - basic	180,672	140,512	163,490	135,877
Dilutive units	—	—	—	—
Weighted average units outstanding - diluted	180,672	140,512	163,490	135,877
Earnings per common unit - basic:
Net (loss) income attributable to common unitholders	$(0.03)	$0.10	$0.05	$0.17
Earnings per common unit - diluted:
Net (loss) income attributable to common unitholders	$(0.03)	$0.10	$0.05	$0.17

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$31,175	$26,749
Income taxes paid	825	788

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$2,919	$2,961
Debt and interest rate swaps assumed and entered into in connection with an acquisition	286,000	20,376
Dividend distributions declared, but not paid	61,492	41,770
Issuance of operating partnership units in connection with an acquisition	610	70,754
Note receivable retired in connection with an acquisition	2,494	—
Note receivable included in the consideration of a disposition	—	3,000
Redeemable noncontrolling interest assumed in connection with an acquisition	—	5,231
Redemption of noncontrolling interest	5,532	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of June 30, 2017 and December 31, 2016, together with results of operations and cash flows for the three and six months ended June 30, 2017 and 2016.
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
On April 29, 2017, we entered into Purchase Agreements with Duke to acquire the Duke Assets for $2.75 billion. Pursuant to the Purchase Agreements and during the three months ended June 30, 2017, we paid consideration of, before certain credits, proration and closing costs, $2.2 billion for 68 properties and a parcel of land, which includes a 50% ownership in a unconsolidated joint ventures for $68.8 million as of the date of acquisition, totaling approximately 4.9 million square feet of GLA and that 93% leased as of the date of acquisition.
In addition, at the time the Duke Acquisition was announced, 31 of the Duke Assets valued at $1.3 billion were subject to ROFO/ROFR Assets in favor of unrelated third parties. As of June 30, 2017, 11 of the ROFO/ROFR Assets valued at $494.9 million had been exercised by unrelated third parties. Of the remaining Duke Assets, three properties closed in July 2017 for an aggregate purchase price of $131.7 million totaling approximately 245,000 square feet of GLA. The remaining parcel of land for $5.1 million is expected to close in the second half of 2017.
Since 2006, we have invested $6.8 billion, including the Duke Acquisition, to create a portfolio of MOBs and other healthcare assets consisting of approximately 24.0 million square feet of GLA throughout the U.S. As of June 30, 2017, approximately 97.0% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of June 30, 2017. We are concentrated in 15 to 20 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. Approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs with Atlanta, Boston, Dallas, Houston and Indianapolis being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2017, our total revenue increased 23.5%, or $26.6 million, to $139.9 million compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, our total revenue increased 19.8%, or $43.7 million, to $264.2 million, compared to the six months ended June 30, 2016.

•
For the three months ended June 30, 2017, net income or loss attributable to common stockholders was $(0.03) per diluted share, or a net loss of $(5.9) million, compared to $0.09 per diluted share, or net income of $13.1 million, for the three months ended June 30, 2016. For the six months ended June 30, 2017, net income attributable to common stockholders was $0.05 per diluted share, or $7.6 million, compared to $0.17 per diluted share, or $22.9 million, for the six months ended June 30, 2016.

•
For the three months ended June 30, 2017, HTA’s FFO was $0.30 per diluted share, or $54.2 million, a decrease of $0.08 per diluted share, or 21.1%, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, HTA’s FFO was $0.70 per diluted share, or $114.4 million, a decrease of $0.04 per diluted share, or 5.4%, compared to the six months ended June 30, 2016.

•
For the three months ended June 30, 2017, HTALP’s FFO was $0.30 per diluted share, or $54.2 million, a decrease of $0.08 per diluted share, or 21.1%, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, HTALP’s FFO was $0.70 per diluted share, or $114.9 million, a decrease of $0.05 per diluted share, or 6.7%, compared to the six months ended June 30, 2016.

•
For the three months ended June 30, 2017, HTA’s and HTALP’s Normalized FFO was $0.39 per diluted share, or $69.6 million, a decrease of $0.01 per diluted share, or 2.5%, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, HTA’s and HTALP’s Normalized FFO was $0.79 per diluted share, or $129.8 million, a decrease of $0.01 per diluted share, or 1.3%, compared to the six months ended June 30, 2016.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended June 30, 2017, our Net Operating Income (“NOI”) increased 23.3%, or $18.2 million, to $96.4 million, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, our NOI increased 19.5%, or $29.6 million, to $181.7 million, compared to the six months ended June 30, 2016.

•
For the three months ended June 30, 2017, our Same-property Cash NOI increased 3.1%, or $2.2 million, to $75.0 million, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, our Same-Property Cash NOI increased 3.1%, or $4.3 million, to $144.4 million, compared to the six months ended June 30, 2016.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth through Proactive Asset Management Leasing and Property Management

•	As of June 30, 2017, our leased rate (includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA and our occupancy rate was 91.1% by GLA.

•
We entered into new and renewal leases on approximately 519,000 square feet of GLA and 1.3 million square feet of GLA, or 2.2% and 5.4%, respectively, of our portfolio, during the three and six months ended June 30, 2017, respectively.

•
Tenant retention for the Same-Property portfolio was 78%, which included approximately 544,000 square feet of GLA and 1.0 million square feet of GLA of expiring leases, for the quarter and year to date, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•	As of June 30, 2017, our in-house property management and leasing platform operated approximately 22.4 million square feet of GLA, or 93%, of our total portfolio.
Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last decade and have developed a presence across 15 to 20 key markets. In each of these markets we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•	As of June 30, 2017, we had an average of 1.1 million square feet of GLA in each of our top ten markets. We expect to establish this scale across 15 to 20 key markets as our portfolio expands.

•
Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•	Our investment strategy includes alignment with key healthcare systems, hospitals and leading academic medical universities.

•
Over the last several years, our investments have been focused in our key markets, with the majority of our investments also being located either on the campuses of, or aligned with, nationally and regionally recognized healthcare systems.

•
On April 29, 2017, we entered into Purchase Agreements with Duke to acquire the Duke Assets for $2.75 billion. Pursuant to the Purchase Agreements and during the three months ended June 30, 2017, we paid consideration of, before certain credits, proration and closing costs, $2.2 billion for 68 properties and a parcel of land, which includes a 50% ownership in a unconsolidated joint venture for $68.8 million as of the date of acquisition, totaling approximately 4.9 million square feet of GLA that were 93% leased as of the date of acquisition.

In addition, at the time the Duke Acquisition was announced, 31 of the Duke Assets valued at $1.3 billion were subject to ROFO/ROFRs in favor of unrelated third parties. As of June 30, 2017, 11 of the ROFO/ROFR Assets valued at $494.9 million had been exercised by unrelated third parties. Of the remaining Duke Assets, three properties closed in July 2017 for an aggregate purchase price of $131.7 million totaling approximately 245,000 square feet of GLA. The remaining parcel of land for $5.1 million is expected to close in the second half of 2017.

•
During the quarter, we also closed our purchase of Duke’s development and construction platform as part of the Duke Acquisition. This best-in-class development platform, renamed HTA-Development, has developed over $1.0 billion in medical real estate assets over the last 10 years. As part of the transition, we also announced the appointment of Keith Konkoli to the newly created position of Executive Vice President - Development. Mr. Konkoli will be responsible for HTA-Development’s national development and construction activities and will lead a team of 15 experienced professionals.

•	During the six months ended June 30, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million.
Financial Strategy and Balance Sheet Flexibility

•
As of June 30, 2017, we had total leverage, measured by debt to market capitalization, of 30.4%. Total liquidity was $935.9 million, including cash and cash equivalents of $91.4 million and $844.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of June 30, 2017.

•
During the six months ended June 30, 2017, we issued and sold $1.7 billion of equity at an average price of $28.70 per share. This consisted of $1.6 billion from the sale of common stock in an underwritten public offering at an average price of $28.50 per share, $125.7 million from the sale of common stock under our ATM at an average price of $31.45 per share, and $0.6 million from the issuance of OP Units in connection with an acquisition transaction.

•
In June 2017, we issued (i) $400.0 million of 5-year unsecured senior notes, with a coupon of 2.95% per annum, and (ii) $500.0 million of 10-year unsecured senior notes, with a coupon of 3.75% per annum in a public offering.

In addition, as part of the Duke Acquisition, (i) we were required by the seller to execute as the borrower $286.0 million of Seller Financing with an interest rate of 4% per annum, maturing in 2020, and (ii) we executed with one of our lenders a $2.47 billion Bridge Loan Facility. No draws were made on the Bridge Loan Facility during the completion of the acquisition and was thus terminated by us on June 16, 2017.

•
On July 31, 2017, our Board of Directors announced an increase in the quarterly dividend run rate by 1.7% to $0.305 per share of common stock, representing an annualized rate of $1.22 per share of common stock.

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
Investment Activity
Including the Duke Acquisition, during the six months ended June 30, 2017, we had investments with an aggregate gross purchase price of $2.6 billion, which included a 50% ownership in a unconsolidated joint venture as of the date of the acquisition, and a disposition with a gross sales price of $5.0 million. During the six months ended June 30, 2016, we had investments with an aggregate gross purchase price of $435.8 million and a disposition with a gross sales price of $26.5 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
As of June 30, 2017 and 2016, we owned and operated approximately 24.0 million square feet of GLA and 17.0 million square feet of GLA, respectively, with a leased rate of 92.0% and 92.2%, respectively (includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 91.1% and 91.6%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three and six months ended June 30, 2017 and 2016, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual rental income	$134,702	$109,765	$254,599	$213,577
Straight-line rent and amortization of above and (below) market leases	2,734	2,131	5,206	4,204
Other operating revenue	2,089	1,248	3,713	2,613
Total	$139,525	$113,144	$263,518	$220,394
Contractual rental income, which includes expense reimbursements, increased $24.9 million and $41.0 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily due to $33.0 million and $50.3 million of additional contractual rental income from our 2016 and 2017 acquisitions (including properties owned during both periods) for the three and six months ended June 30, 2017, respectively, and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2016 and 2017.
Average starting and ending annual base rents and square feet entered into for new and renewal leases consisted of the following for the three and six months ended June 30, 2017 and 2016, respectively (in square feet and per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New and renewal leases:
Average starting annual base rents	$22.36	$21.50	$22.52	$21.78
Average ending annual base rents	22.19	21.70	22.71	21.81

Square feet of GLA	519,000	528,000	1,295,000	783,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2017 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and six months ended June 30, 2017 and 2016, respectively (in per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New leases:
Tenant improvements	$20.46	$17.36	$18.97	$21.70
Leasing commissions	1.75	3.45	2.08	3.84
Tenant concessions	3.66	2.93	3.29	3.98
Renewal leases:
Tenant improvements	$6.64	$4.67	$6.96	$5.09
Leasing commissions	0.94	1.44	1.12	1.32
Tenant concessions	1.89	0.78	1.78	0.87
The average term for new and renewal leases executed consisted of the following for three and six months ended June 30, 2017 and 2016, respectively (in years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New leases	5.8	5.1	5.6	5.4
Renewal leases	4.4	5.4	4.7	4.9
Rental Expenses
For the three months ended June 30, 2017 and 2016, rental expenses attributable to our properties were $43.5 million and $35.1 million, respectively. For the six months ended June 30, 2017 and 2016, rental expenses attributable to our properties were $82.5 million and $68.4 million, respectively. The increases in rental expenses were primarily due to $11.0 million and $18.1 million of additional rental expenses associated with our 2016 and 2017 acquisitions for the three and six months ended June 30, 2017, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2016 and 2017.
General and Administrative Expenses
For the three months ended June 30, 2017 and 2016, general and administrative expenses were $8.5 million and $6.8 million, respectively. For the six months ended June 30, 2017 and 2016, general and administrative expenses were $16.9 million and $13.6 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the three months ended June 30, 2017 and 2016, transaction expenses were $5.1 million and $2.1 million, respectively. For the six months ended June 30, 2017 and 2016, transaction expenses were $5.4 million and $3.9 million, respectively. The increase in transaction expenses, which have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017, include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke Purchase Agreements in connection with the Duke Acquisition. As a result of the adoption, a significant portion of these expenses are now capitalized as part of our investment allocations.
Depreciation and Amortization Expense
For the three months ended June 30, 2017 and 2016, depreciation and amortization expense was $55.4 million and $44.7 million, respectively. For the six months ended June 30, 2017 and 2016, depreciation and amortization expense was $102.4 million and $82.6 million, respectively. The increases in depreciation and amortization expense were primarily due to the increase in the size of our portfolio.
Impairment
During the three and six months ended June 30, 2017, we recorded impairment charges of $5.1 million that related to an MOB in our portfolio located in Massachusetts. We did not record any impairment charges for the three and six months ended June 30, 2016.

Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, increased by $3.3 million and $4.9 million, during the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily the result of higher average debt outstanding during the three and six months ended June 30, 2017, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50% per annum, $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively, offset by a reduction in the aggregate variable unsecured revolving credit facility borrowings and mortgage loans outstanding. During the three and six months ended June 30, 2017, the fair market value of our derivatives increased $45,000 and $0.9 million, respectively, compared to a net decrease of $0.7 million and $3.5 million during the three and six months ended June 30, 2016, respectively.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements.
Gain or Loss on Extinguishment of Debt
For the three and six months ended June 30, 2017 and 2016, we realized a net loss on extinguishment of debt of $10.4 million and $22,000, respectively. The increase was due to fees we incurred in connection with the execution and our termination of the Bridge Loan Facility as part of the Duke Acquisition.
NOI and Same-Property Cash NOI
NOI increased $18.2 million to $96.4 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. NOI increased $29.6 million to $181.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. These increases were primarily due to $24.9 million and $36.7 million of additional NOI from our 2016 and 2017 acquisitions for the three and six months ended June 30, 2017, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during 2016 and 2017, and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $2.2 million to $75.0 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Same-Property Cash NOI increased $4.3 million to $144.4 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. These increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.
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

We also compute Normalized FFO, which excludes from FFO: (i) transaction expenses; (ii) gain or loss on change in fair value of derivative financial instruments; (iii) gain or loss on extinguishment of debt; (iv) noncontrolling income or loss from OP Units included in diluted shares (only applicable to the Company); and (v) other normalizing items, which include items that are unusual and infrequent in nature. We present this non-GAAP financial measure because it allows for the comparison of our operating performance to other REITs and between periods on a consistent basis. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs. Normalized FFO should not be considered as an alternative to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as an indicator of our financial performance, nor is it indicative of cash available to fund cash needs. Normalized FFO should be reviewed in connection with other GAAP measurements.
The amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from OP Units included in diluted shares (only applicable to the Company) and the weighted average shares of our common stock or HTALP OP Units outstanding.
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2017 and 2016, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(5,918)	$13,074	$7,627	$22,934
Depreciation and amortization expense related to investments in real estate	54,968	44,411	101,657	81,932
Gain on sale of real estate, net	—	(4,212)	(3)	(4,212)
Impairment	5,093	—	5,093	—
Proportionate share of joint venture depreciation, amortization and other adjustments	42	—	42	—
FFO attributable to common stockholders	$54,185	$53,273	$114,416	$100,654
Transaction expenses (1)	430	2,062	714	3,875
(Gain) loss on change in fair value of derivative financial instruments, net	(45)	658	(884)	3,450
Loss on extinguishment of debt, net	10,386	22	10,418	22
Noncontrolling income from partnership units included in diluted shares	44	446	469	591
Other normalizing items, net (2)	4,643	—	4,643	(16)
Normalized FFO attributable to common stockholders	$69,643	$56,461	$129,776	$108,576

Net (loss) income attributable to common stockholders per diluted share	$(0.03)	$0.09	$0.05	$0.17
FFO adjustments per diluted share, net	0.33	0.29	0.65	0.57
FFO attributable to common stockholders per diluted share	$0.30	$0.38	$0.70	$0.74
Normalized FFO adjustments per diluted share, net	0.09	0.02	0.09	0.06
Normalized FFO attributable to common stockholders per diluted share	$0.39	$0.40	$0.79	$0.80

Weighted average diluted common shares outstanding (3)	180,672	140,512	163,490	135,876

(1) For the three and six months ended June 30, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the three and six months ended June 30, 2017, other normalizing items include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke Purchase Agreements in connection with the Duke Acquisition that were included in transaction expenses on our condensed consolidated statements of operations. In addition, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

(3) For the three months ended June 30, 2017 these securities are anti-dilutive on a GAAP basis as a result of our net loss, but are considered dilutive on a non-GAAP basis in periods where we report non-GAAP net income.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2017 and 2016, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common unitholders	$(5,874)	$13,520	$8,096	$23,525
Depreciation and amortization expense related to investments in real estate	54,968	44,411	101,657	81,932
Gain on sale of real estate, net	—	(4,212)	(3)	(4,212)
Impairment	5,093	—	5,093	—
Proportionate share of joint venture depreciation, amortization and other adjustments	42	—	42	—
FFO attributable to common unitholders	$54,229	$53,719	$114,885	$101,245
Transaction expenses (1)	430	2,062	714	3,875
(Gain) loss on change in fair value of derivative financial instruments, net	(45)	658	(884)	3,450
Loss on extinguishment of debt, net	10,386	22	10,418	22
Other normalizing items, net (2)	4,643	—	4,643	(16)
Normalized FFO attributable to common unitholders	$69,643	$56,461	$129,776	$108,576

Net (loss) income attributable to common unitholders per diluted unit	$(0.03)	$0.10	$0.05	$0.17
FFO adjustments per diluted unit, net	0.33	0.28	0.65	0.58
FFO attributable to common unitholders per diluted unit	$0.30	$0.38	$0.70	$0.75
Normalized FFO adjustments per diluted unit, net	0.09	0.02	0.09	0.05
Normalized FFO attributable to common unitholders per diluted unit	$0.39	$0.40	$0.79	$0.80

Weighted average diluted common units outstanding	180,672	140,512	163,490	135,877

(1) For the three and six months ended June 30, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the three and six months ended June 30, 2017, other normalizing items include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke Purchase Agreements in connection with the Duke Acquisition that were included in transaction expenses on our condensed consolidated statements of operations. In addition, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(5,852)	$13,516	$8,148	$23,552
General and administrative expenses	8,472	6,813	16,895	13,586
Transaction expenses (1)	5,073	2,062	5,357	3,875
Depreciation and amortization expense	55,353	44,738	102,409	82,566
Impairment	5,093	—	5,093	—
Interest expense and net change in fair value of derivative financial instruments	17,900	15,306	33,443	32,871
Gain on sale of real estate, net	—	(4,212)	(3)	(4,212)
Loss on extinguishment of debt, net	10,386	22	10,418	22
Other income	(6)	(72)	(14)	(125)
NOI	$96,419	$78,173	$181,746	$152,135
Straight-line rent adjustments, net	(1,616)	(1,024)	(2,825)	(2,475)
Amortization of (below) and above market leases/leasehold interests, net and lease termination fees	126	77	32	494
Cash NOI	$94,929	$77,226	$178,953	$150,154
Notes receivable interest income	(294)	—	(586)	—
Non Same-Property Cash NOI	(19,593)	(4,431)	(33,931)	(10,020)
Same-Property Cash NOI (2)	$75,042	$72,795	$144,436	$140,134

(1) For the three and six months ended June 30, 2017, transaction costs, which have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017, include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke Purchase Agreements in connection with the Duke Acquisition.

(2) Same-Property includes 305 and 296 buildings for the three and six months ended June 30, 2017 and 2016, respectively.
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
As of June 30, 2017, we had liquidity of $935.9 million, including $844.5 million available under our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) and $91.4 million of cash and cash equivalents.
As of June 30, 2017, $51.4 million was available for issuance under our $300.0 million ATM program. In addition, we had unencumbered properties with a gross book value of $5.3 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.

When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2017, we estimate that our expenditures for capital improvements for the remainder of 2017 will range from $20.0 million to $30.0 million depending on leasing activity. As of June 30, 2017, we had $2.6 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Cash and cash equivalents - beginning of period	$11,231	$13,070	$(1,839)
Net cash provided by operating activities	140,521	96,400	44,121
Net cash used in investing activities	(2,312,640)	(335,644)	(1,976,996)
Net cash provided by financing activities	2,252,332	234,322	2,018,010
Cash and cash equivalents - end of period	$91,444	$8,148	$83,296
Net cash provided by operating activities increased in 2017 primarily due to the impact of our 2016 and 2017 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2016 and 2017 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2017, net cash used in investing activities primarily related to the investment in real estate was $2.2 billion, investment in unconsolidated joint venture was $68.8 million, and capital expenditures was $26.0 million, and was partially offset by proceeds from the sale of real estate of $4.7 million. For the six months ended June 30, 2016, net cash used in investing activities primarily related to the investment in real estate was $336.8 million and capital expenditures was $21.8 million, and was partially offset by proceeds from the sale of real estate of $23.4 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the six months ended June 30, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued was $1.6 billion and net proceeds on the issuance of senior notes was $900.0 million, and was partially offset by net payments on our Unsecured Credit Agreement of $88.0 million, dividends paid to holders of our common stock of $85.7 million, and payments on our secured mortgage loans of $74.3 million. For the six months ended June 30, 2016, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued was $293.0 million and net borrowings was $43.0 million on our Unsecured Credit Agreement, and was partially offset by dividends paid to holders of our common stock of $76.0 million and payments on our mortgage loans of $22.8 million.

Dividends
The amount of dividends we pay to our stockholders is determined by our Board of Directors, in their sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. We have paid monthly or quarterly dividends since February 2007, and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. Our organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend we pay to our stockholders is equal to the distributions received from HTALP in accordance with the terms of HTALP’s partnership agreement. It is our intention to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and we cannot guarantee the timing and amount of dividends that it may pay in the future, if any.
For the six months ended June 30, 2017, we paid cash dividends of $85.7 million. In July 2017, we paid cash dividends of $60.2 million for the quarter ended June 30, 2017. On July 31, 2017, our Board of Directors announced an increase in our quarterly dividend run rate by 1.7% to $0.305 per share of common stock, representing an annualized yield of $1.22 per share of common stock. The dividends are to be paid on October 6, 2017 to stockholders of record of our common stock on October 2, 2017.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short term basis as we execute our business strategy. As of June 30, 2017, our leverage ratio, measured by debt to market capitalization, was 30.4%.
As of June 30, 2017, we had debt outstanding of $2.8 billion and the weighted average interest rate was 3.47% per annum, inclusive of the impact of our interest rate swaps. The follow ing is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2017, $844.5 million was available on our $850.0 million unsecured revolving credit facility. Our unsecured revolving credit facility matures in January 2020.
Unsecured Term Loans
As of June 30, 2017, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2019, and $200.0 million maturing in 2023. The $300.0 million term loan includes a one-year extension exercisable at our option, subject to certain conditions.
Unsecured Senior Notes
As of June 30, 2017, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $400.0 million maturing in 2022, $300.0 million maturing in 2023, $350.0 million maturing in 2026, and $500.0 million maturing in 2027.
Mortgage Loans
During the three months ended June 30, 2017, as a part of the Duke Acquisition pursuant to a requirement of the seller we entered as the borrower into $286.0 million of Seller Financing maturing in 2020. During the six months ended June 30, 2017, we made payments of $74.3 million on our mortgage loans and have $2.3 million of principal payments due during the remainder of 2017.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2016 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2017, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.

Off-Balance Sheet Arrangements
As of June 30, 2017, we have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2016 Annual Report on Form 10-K. The table below presents, as of June 30, 2017, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$1,789	$99,777	$104,821	$117,768	$303,425	$1,639,147	$2,266,727
Weighted average interest rate on fixed rate debt (per annum)	5.42%	4.05%	4.19%	4.41%	3.40%	3.57%	3.64%
Variable rate debt	$502	$1,050	$301,119	$27,123	$509	$208,117	$538,420
Weighted average interest rate on variable rate debt based on forward rates in effect as of June 30, 2017 (per annum)	3.09%	3.28%	2.84%	3.44%	4.64%	4.04%	2.62%
As of June 30, 2017, we had $2.8 billion of fixed and variable rate debt with interest rates ranging from 2.40% to 6.39% per annum and a weighted average interest rate of 3.45% per annum, excluding the impact of interest rate swaps. We had $2.3 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.64% per annum and $538.4 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 2.62% per annum as of June 30, 2017, excluding the impact of interest rate swaps.
As of June 30, 2017, the fair value of our fixed rate debt was $2.3 billion and the fair value of our variable rate debt was $539.5 million based upon prevailing market rates as of June 30, 2017.
As of June 30, 2017, we had interest rate swaps outstanding that effectively fix $190.1 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.76% and 3.47% per annum, respectively.
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
As of June 30, 2017, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer concluded that HTA’s disclosure controls and procedures were effective as of June 30, 2017.
We acquired the Duke Assets during the quarter ended June 30, 2017 and are currently in the process of integrating the assets and development platform into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the Duke Assets, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
August 1, 2017

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
As of June 30, 2017, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and the Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, concluded that HTALP’s disclosure controls and procedures were effective as of June 30, 2017.
We acquired the Duke Assets during the quarter ended June 30, 2017 and are currently in the process of integrating the assets and development platform into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the Duke Assets, there were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
August 1, 2017

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
The risk factors set forth below should be read in conjunction with the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
Risks Related to the Acquisitions
The intended benefits of the Duke Acquisition may not be realized, which could have a negative impact on the market price of our common stock after the Duke Acquisition.
The Duke Acquisition poses risks for our ongoing operations, including that:

•	our senior management’s attention may be diverted from the management of daily operations to the integration of the Duke Assets, including management of assets located outside of our core markets;

•	we may bear costs and expenses associated with any undisclosed or potential liabilities;

•	the Duke Assets may not perform as well as we anticipate; and

•
unforeseen difficulties may arise in integrating the Duke Assets into our portfolio, maintaining consistent standards, controls, policies and procedures, or realizing the anticipated benefits of the Duke Acquisition within the anticipated timeframe or at all.

Also, we acquired assets and assumed liabilities in connection with the Duke Acquisition on an “as is” basis with limited representations from Duke surviving after the closing of the Duke Acquisition, which limits our recourse against such sellers for breaches of representations after closing, which in turn may expose us to unexpected material losses or expenses after the closing.
In addition, our diligence investigations with respect to the Duke Assets was more limited than would be the case if we had acquired individual hospital facilities, MOBs or land parcels, which may also expose us to unexpected material losses or expenses after the closing.
As a result of the foregoing, we cannot assure you that the Duke Acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Duke Acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.
Our qualification as a REIT will depend in part on the nature of the assets and rights to income we acquired as part of the Duke Acquisition.
Although we intended to structure our ownership and operations of the Duke Assets in a way that would allow us to continue to qualify as a REIT for federal income tax purposes, no assurances can be given that we will be successful.
As a result of the Duke Acquisition, we acquired interests in certain assets that are not, or may not be, qualifying assets and which may not produce qualifying income for purposes of the REIT asset and income tests. Although we do not expect that the amounts of such non-qualifying assets and income will jeopardize our REIT qualification, we may discover additional non-qualifying assets or income. To maintain our REIT qualification we may be required to hold significant assets acquired in connection with the Duke Acquisition through our taxable REIT subsidiaries, or TRSs. We also may hold certain Duke Assets through our TRSs to avoid the risk of incurring the 100% prohibited transaction tax on any such assets that we plan to sell at a gain. Our domestic TRSs are subject to U.S. tax as regular corporations.

The Duke Acquisition significantly increases the size of our real estate portfolio and related personnel and operating and financial needs, and we may not be successful in integrating the Duke Assets into our business.
The Duke Acquisition involves a variety of risks, including potential difficulties in integrating the Duke Assets, diversions of our management resources, differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Any of these risks could adversely affect our financial results and reduce or delay our ability to obtain the expected benefits of the Duke Acquisition.
In addition, the increased need for financial resources that will result from the Duke Acquisition, as well as the diversion of our management resources, may affect our existing development, redevelopment and acquisition portfolios and development rights pipeline. As a result, there may be unexpected delays in the timing of our activities relating to our existing real estate portfolios and pipeline, and we may encounter unexpected costs or we may not succeed in obtaining the expected benefits of our currently expected real estate development and acquisition activities. These issues could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	582	$31.46	—	—
May 1, 2017 to May 31, 2017	2,184	30.83	—	—
June 1, 2017 to June 30, 2017	4,347	31.10	—	—

(1) Purchases mainly represent shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the NYSE.

(2) For each share of common stock redeemed by HTA, HTALP redeems a corresponding number of OP Units in the HTALP operating partnership. Therefore, the OP Units in the HTALP operating partnership repurchased by HTALP are the same as the shares of common stock repurchased by HTA as shown above.

Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included, and incorporated by reference, in this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 1, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 1, 2017

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
our General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 1, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 1, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1
Underwriting Agreement, dated May 2, 2017, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein, on the other hand (included as Exhibit 1.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).

1.2
Underwriting Agreement, dated June 1, 2017, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein (included as Exhibit 1.1 to our Current Report on Form 8-K filed on June 7, 2017 and incorporated herein by reference).

2.1*
Agreement of Purchase and Sale (Pool II), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.2*
Agreement of Purchase and Sale (Pool III), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.3*
Agreement of Purchase and Sale (Pool IV), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.4*
Agreement of Purchase and Sale (Pool V), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.5*
Agreement of Purchase and Sale (Pool VI), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.6*
Agreement of Purchase and Sale (Pool VII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.7*
Agreement of Purchase and Sale (Pool VIII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.8*
Agreement of Purchase and Sale (Pool IX), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.9*
Agreement of Purchase and Sale (Pool X), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.10*
Agreement of Purchase and Sale (Pool XI), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.11*
Agreement of Purchase and Sale (Pool XII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.12*
Agreement of Purchase and Sale (Pool XIII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.13*
Agreement of Purchase and Sale (Pool XIV), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.14*
Agreement of Purchase and Sale (Pool XV), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.15*
Agreement of Purchase and Sale (Pool XVI), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities.

2.16
Agreement of Purchase and Sale (Pool I), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).

3.1
Articles Supplementary of Healthcare Trust of America, Inc., dated July 14, 2017 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

4.1
2022 Notes Indenture, dated as of June 8, 2017, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 2.950% Senior Notes due 2022 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).

4.2
2027 Notes Indenture, dated as of June 8, 2017, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.750% Senior Notes due 2027 and the guarantee thereof (included as Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.3	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
10.1
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated July 14, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.2
Letter Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated July 14, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.3
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated July 14, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.4
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, U.S. Bank National Association, Capital One, N.A., PNC Bank, National Association and Bank of America, N.A., as syndication agents, Bank of Montreal, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Comaps Bank, Fifth Third Bank and Morgan Stanley Senior Funding, Inc., as documentation agents, Regions Bank, as managing agent, and the lenders named therein, dated July 27, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2017 and incorporated herein by reference).

10.5
Guaranty dated July 27, 2017, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2017 and incorporated herein by reference).

23.1	Consent of KPMG LLC (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).
23.2	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.3	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.4	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.5	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.