Form 10-Q
period 2017-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2017-10-25
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 23, 2017, there were 204,886,019 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This Quarterly Report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended September 30, 2017 of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2017, HTA owned a 98.0% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operate as an integrated consolidated company. HTA operates as an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which are generally contributed to HTALP in exchange for partnership units of HTALP, HTALP generates the capital required for the business through its operations and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units (“OP Units”).
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$480,850	$386,526
Building and improvements	5,788,837	3,466,516
Lease intangibles	648,591	467,571
Construction in progress	59,573	—
	6,977,851	4,320,613
Accumulated depreciation and amortization	(973,566)	(817,593)
Real estate investments, net	6,004,285	3,503,020
Investment in unconsolidated joint venture	68,303	—
Cash and cash equivalents	9,410	11,231
Restricted cash and escrow deposits	17,469	13,814
Receivables and other assets, net	206,030	173,461
Other intangibles, net	108,025	46,318
Total assets	$6,413,522	$3,747,844
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,856,758	$1,768,905
Accounts payable and accrued liabilities	159,070	105,034
Derivative financial instruments - interest rate swaps	1,441	1,920
Security deposits, prepaid rent and other liabilities	61,402	49,859
Intangible liabilities, net	69,852	37,056
Total liabilities	3,148,523	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	4,692	4,653
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 200,686,673 and 141,719,134 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,007	1,417
Additional paid-in capital	4,386,224	2,754,818
Accumulated other comprehensive loss	(615)	—
Cumulative dividends in excess of earnings	(1,212,051)	(1,068,961)
Total stockholders’ equity	3,175,565	1,687,274
Noncontrolling interests	84,742	93,143
Total equity	3,260,307	1,780,417
Total liabilities and equity	$6,413,522	$3,747,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$175,431	$118,252	$438,949	$338,646
Interest and other operating income	563	88	1,271	243
Total revenues	175,994	118,340	440,220	338,889
Expenses:
Rental	56,331	36,885	138,874	105,299
General and administrative	8,283	7,293	25,178	20,879
Transaction	261	1,122	5,618	4,997
Depreciation and amortization	70,491	47,864	172,900	130,430
Impairment	—	—	5,093	—
Total expenses	135,366	93,164	347,663	261,605
Income before other income (expense)	40,628	25,176	92,557	77,284
Interest expense:
Interest related to derivative financial instruments	(264)	(552)	(827)	(1,856)
Gain (loss) on change in fair value of derivative financial instruments, net	—	1,306	884	(2,144)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(264)	754	57	(4,000)
Interest related to debt	(25,924)	(16,386)	(59,688)	(44,503)
Gain on sale of real estate, net	—	—	3	4,212
Loss on extinguishment of debt, net	(774)	(3,000)	(11,192)	(3,022)
Income from unconsolidated joint venture	318	—	381	—
Other (expense) income	(27)	95	(13)	220
Net income	$13,957	$6,639	$22,105	$30,191
Net income attributable to noncontrolling interests (1)	(194)	(212)	(715)	(830)
Net income attributable to common stockholders	$13,763	$6,427	$21,390	$29,361
Earnings per common share - basic:
Net income attributable to common stockholders	$0.07	$0.05	$0.12	$0.22
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.07	$0.04	$0.12	$0.21
Weighted average common shares outstanding:
Basic	200,674	138,807	173,189	134,905
Diluted	204,795	143,138	177,410	138,314
Dividends declared per common share	$0.305	$0.300	$0.905	$0.890

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$13,957	$6,639	$22,105	$30,191

Other comprehensive gain (loss)
Change in unrealized gains (losses) on cash flow hedges	205	—	(631)	—
Total other comprehensive gain (loss)	205	—	(631)	—

Total comprehensive income	14,162	6,639	21,474	30,191
Comprehensive income attributable to noncontrolling interests	(170)	(211)	(619)	(802)
Total comprehensive income attributable to common stockholders	$13,992	$6,428	$20,855	$29,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$—	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock, net	14,138	141	417,022	—	—	417,163	—	417,163
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	71,754	71,754
Share-based award transactions, net	393	4	5,132	—	—	5,136	—	5,136
Repurchase and cancellation of common stock	(87)	(1)	(2,424)	—	—	(2,425)	—	(2,425)
Redemption of noncontrolling interest and other	257	3	5,030	—	—	5,033	(5,709)	(676)
Dividends declared	—	—	—	—	(121,686)	(121,686)	(3,134)	(124,820)
Net income	—	—	—	—	29,361	29,361	802	30,163
Balance as of September 30, 2016	141,728	$1,417	$2,753,566	$—	$(1,042,977)	$1,712,006	$91,247	$1,803,253

Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of common stock, net	58,623	586	1,623,636	—	—	1,624,222	—	1,624,222
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	610	610
Share-based award transactions, net	234	3	5,490	—	—	5,493	—	5,493
Repurchase and cancellation of common stock	(116)	(1)	(3,412)	—	—	(3,413)	—	(3,413)
Redemption of noncontrolling interest and other	227	2	5,692	—	—	5,694	(5,694)	—
Dividends declared	—	—	—	—	(164,480)	(164,480)	(3,936)	(168,416)
Net income	—	—	—	—	21,390	21,390	635	22,025
Other comprehensive loss	—	—	—	(615)	—	(615)	(16)	(631)
Balance as of September 30, 2017	200,687	$2,007	$4,386,224	$(615)	$(1,212,051)	$3,175,565	$84,742	$3,260,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$22,105	$30,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	169,057	128,728
Share-based compensation expense	5,493	5,136
Bad debt expense	635	508
Impairment	5,093	—
Income from unconsolidated joint venture	(381)	—
Gain on sale of real estate, net	(3)	(4,212)
Loss on extinguishment of debt, net	11,192	3,022
Change in fair value of derivative financial instruments	(884)	2,144
Changes in operating assets and liabilities:
Receivables and other assets, net	(20,489)	(14,051)
Accounts payable and accrued liabilities	29,566	3,598
Prepaid rent and other liabilities	7,158	(6,807)
Net cash provided by operating activities	228,542	148,257
Cash flows from investing activities:
Investments in real estate	(2,357,570)	(532,527)
Investment in unconsolidated joint venture	(68,839)	—
Development of real estate	(19,163)	—
Proceeds from the sale of real estate	4,746	23,368
Capital expenditures	(42,990)	(34,064)
Restricted cash, escrow deposits and other assets	(3,655)	2,143
Net cash used in investing activities	(2,487,471)	(541,080)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	515,000	513,000
Payments on unsecured revolving credit facility	(528,000)	(704,000)
Proceeds from unsecured senior notes	900,000	347,725
Borrowings on unsecured term loans	—	200,000
Payments on unsecured term loans	—	(155,000)
Payments on secured mortgage loans	(75,444)	(98,453)
Deferred financing costs	(16,902)	(3,039)
Debt extinguishment costs	(10,391)	—
Security deposits	1,932	862
Proceeds from issuance of common stock	1,624,222	418,891
Repurchase and cancellation of common stock	(3,413)	(2,425)
Dividends paid	(145,877)	(116,655)
Distributions paid to noncontrolling interest of limited partners	(4,019)	(2,724)
Redemption of redeemable noncontrolling interest	—	(491)
Net cash provided by financing activities	2,257,108	397,691
Net change in cash and cash equivalents	(1,821)	4,868
Cash and cash equivalents - beginning of period	11,231	13,070
Cash and cash equivalents - end of period	$9,410	$17,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$480,850	$386,526
Building and improvements	5,788,837	3,466,516
Lease intangibles	648,591	467,571
Construction in progress	59,573	—
	6,977,851	4,320,613
Accumulated depreciation and amortization	(973,566)	(817,593)
Real estate investments, net	6,004,285	3,503,020
Investment in unconsolidated joint venture	68,303	—
Cash and cash equivalents	9,410	11,231
Restricted cash and escrow deposits	17,469	13,814
Receivables and other assets, net	206,030	173,461
Other intangibles, net	108,025	46,318
Total assets	$6,413,522	$3,747,844
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,856,758	$1,768,905
Accounts payable and accrued liabilities	159,070	105,034
Derivative financial instruments - interest rate swaps	1,441	1,920
Security deposits, prepaid rent and other liabilities	61,402	49,859
Intangible liabilities, net	69,852	37,056
Total liabilities	3,148,523	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	4,692	4,653
Partners’ Capital:
Limited partners’ capital, 4,116,546 and 4,323,095 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	84,472	92,873
General partners’ capital, 200,686,673 and 141,719,134 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,175,835	1,687,544
Total partners’ capital	3,260,307	1,780,417
Total liabilities and partners’ capital	$6,413,522	$3,747,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$175,431	$118,252	$438,949	$338,646
Interest and other operating income	563	88	1,271	243
Total revenues	175,994	118,340	440,220	338,889
Expenses:
Rental	56,331	36,885	138,874	105,299
General and administrative	8,283	7,293	25,178	20,879
Transaction	261	1,122	5,618	4,997
Depreciation and amortization	70,491	47,864	172,900	130,430
Impairment	—	—	5,093	—
Total expenses	135,366	93,164	347,663	261,605
Income before other income (expense)	40,628	25,176	92,557	77,284
Interest expense:
Interest related to derivative financial instruments	(264)	(552)	(827)	(1,856)
Gain (loss) on change in fair value of derivative financial instruments, net	—	1,306	884	(2,144)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(264)	754	57	(4,000)
Interest related to debt	(25,924)	(16,386)	(59,688)	(44,503)
Gain on sale of real estate, net	—	—	3	4,212
Loss on extinguishment of debt, net	(774)	(3,000)	(11,192)	(3,022)
Income from unconsolidated joint venture	318	—	381	—
Other (expense) income	(27)	95	(13)	220
Net income	$13,957	$6,639	$22,105	$30,191
Net income attributable to noncontrolling interests	(28)	(1)	(80)	(28)
Net income attributable to common unitholders	$13,929	$6,638	$22,025	$30,163
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.07	$0.05	$0.12	$0.22
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.07	$0.05	$0.12	$0.22
Weighted average common units outstanding:
Basic	204,795	143,137	177,410	138,314
Diluted	204,795	143,137	177,410	138,314
Dividends declared per common unit	$0.305	$0.300	$0.905	$0.890
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$13,957	$6,639	$22,105	$30,191

Other comprehensive gain (loss)
Change in unrealized gains (losses) on cash flow hedges	205	—	(631)	—
Total other comprehensive gain (loss)	205	—	(631)	—

Total comprehensive income	14,162	6,639	21,474	30,191
Comprehensive income attributable to noncontrolling interests	(28)	(1)	(80)	(28)
Total comprehensive income attributable to common unitholders	$14,134	$6,638	$21,394	$30,163
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units, net	14,138	417,163	—	—	417,163
Issuance of limited partner units in connection with an acquisition	—	—	2,650	71,754	71,754
Share-based award transactions, net	393	5,136	—	—	5,136
Redemption and cancellation of general partner units	(87)	(2,425)	—	—	(2,425)
Redemption of limited partner units and other	257	5,033	(257)	(5,709)	(676)
Distributions declared	—	(121,686)	—	(3,134)	(124,820)
Net income	—	29,361	—	802	30,163
Balance as of September 30, 2016	141,728	$1,712,276	4,323	$90,977	$1,803,253

Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of general partner units, net	58,623	1,624,222	—	—	1,624,222
Issuance of limited partner units in connection with an acquisition	—	—	21	610	610
Share-based award transactions, net	234	5,493	—	—	5,493
Redemption and cancellation of general partner units	(116)	(3,413)	—	—	(3,413)
Redemption of limited partner units and other	227	5,694	(227)	(5,694)	—
Distributions declared	—	(164,480)	—	(3,936)	(168,416)
Net income	—	21,390	—	635	22,025
Other comprehensive loss	—	(615)	—	(16)	(631)
Balance as of September 30, 2017	200,687	$3,175,835	4,117	$84,472	$3,260,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$22,105	$30,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	169,057	128,728
Share-based compensation expense	5,493	5,136
Bad debt expense	635	508
Impairment	5,093	—
Income from unconsolidated joint venture	(381)	—
Gain on sale of real estate, net	(3)	(4,212)
Loss on extinguishment of debt, net	11,192	3,022
Change in fair value of derivative financial instruments	(884)	2,144
Changes in operating assets and liabilities:
Receivables and other assets, net	(20,489)	(14,051)
Accounts payable and accrued liabilities	29,566	3,598
Prepaid rent and other liabilities	7,158	(6,807)
Net cash provided by operating activities	228,542	148,257
Cash flows from investing activities:
Investments in real estate	(2,357,570)	(532,527)
Investment in unconsolidated joint venture	(68,839)	—
Development of real estate	(19,163)	—
Proceeds from the sale of real estate	4,746	23,368
Capital expenditures	(42,990)	(34,064)
Restricted cash, escrow deposits and other assets	(3,655)	2,143
Net cash used in investing activities	(2,487,471)	(541,080)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	515,000	513,000
Payments on unsecured revolving credit facility	(528,000)	(704,000)
Proceeds from unsecured senior notes	900,000	347,725
Borrowings on unsecured term loans	—	200,000
Payments on unsecured term loans	—	(155,000)
Payments on secured mortgage loans	(75,444)	(98,453)
Deferred financing costs	(16,902)	(3,039)
Debt extinguishment costs	(10,391)	—
Security deposits	1,932	862
Proceeds from issuance of general partner units	1,624,222	418,891
Repurchase and cancellation of general partner units	(3,413)	(2,425)
Distributions paid to general partner	(145,877)	(116,655)
Distributions paid to limited partners and redeemable noncontrolling interests	(4,019)	(2,724)
Redemption of redeemable noncontrolling interest	—	(491)
Net cash provided by financing activities	2,257,108	397,691
Net change in cash and cash equivalents	(1,821)	4,868
Cash and cash equivalents - beginning of period	11,231	13,070
Cash and cash equivalents - end of period	$9,410	$17,938
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of September 30, 2017, HTA owned a 98.0% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is the largest publicly-traded REIT focused on medical office buildings (“MOBs”) in the U.S. as measured by the gross leasable area (“GLA”) of our MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery, and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
Since 2006, we have invested $7.0 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 24.2 million square feet of GLA throughout the U.S. As of September 30, 2017, our portfolio included $2.24 billion of investments, net of development credits received at closing, in connection with our acquisition of the Duke MOB business (the “Duke Acquisition”), which includes a 50% ownership interest in an unconsolidated joint venture for $68.8 million as of the date of acquisition. Our only remaining obligations related to the Duke Acquisition are the potential acquisition of a land parcel in Miami, FL and a single property in Texas that are each currently excluded from our purchase obligations due to current outstanding physical condition issues.
As of September 30, 2017, approximately 96% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of September 30, 2017. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in the top 75 metropolitan statistical areas (“MSAs”) with Atlanta, Boston, Dallas, Houston and Tampa being our largest markets by investment.
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
Principles of Consolidation
The consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests in our consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued OP Units in HTALP. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2017 and December 31, 2016, there were approximately 4.1 million and 4.3 million, respectively, of OP Units issued and outstanding.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The HTALP operating partnership and our other joint venture arrangements are VIEs because the limited partners in those partnerships, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Additionally, we determined that we are the primary beneficiary of our VIEs. Accordingly, we consolidate our interests in the HTALP operating partnership and in our other joint venture arrangements. However, because we hold what is deemed a majority voting interest in the HTALP operating partnership and our other joint venture arrangements, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs. We will evaluate on an ongoing basis the need to consolidate entities based on the standards set forth in GAAP as described above.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income or loss and any distributions from the joint venture. As of September 30, 2017, we had a 50% interest in one such investment with a carrying value, maximum exposure to risk, of $68.3 million, which is recorded in investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheets. We record our share of net income (loss) in income (loss) from unconsolidated joint venture in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, we recognized income of $318,000 and $381,000, respectively, from our unconsolidated joint venture.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended September 30, 2017 and 2016 was $49.8 million and $31.1 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2017 and 2016 was $121.5 million and $86.6 million, respectively.

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
We adopted ASU 2017-01 as of January 1, 2017 on a prospective basis. We expect that the majority of our future investments in real estate will be accounted for as asset acquisitions under ASU 2017-01. The adoption of ASU 2017-01 will impact how we account for acquisition-related expenses and contingent consideration, which may result in lower acquisition-related expenses and eliminate fair value adjustments related to future contingent consideration arrangements.

The following table provides a brief description of recently issued accounting pronouncements:

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
ASU 2014-09 Revenue from Contracts with Customers (Issued May 2014)
ASU 2014-09 is a comprehensive new five-step model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to ASU 2014-09. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.

In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first interim period within annual reporting periods beginning after December 15, 2017 along with the right of early adoption as of the original effective date.

We have identified all of our revenue streams and concluded rental income from leasing arrangements represents a substantial portion of our revenue and is specifically excluded from ASU 2014-09 and will be governed and evaluated with the anticipated adoption of ASU 2016-02 as described below. Upon adoption of ASU 2016-02, ASU 2014-09 may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and other reimbursement revenue), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-line basis under the current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. Upon adoption, there will not be a material impact on our consolidated financial statements since we have historically disposed of the majority of our properties with no future controls or contingencies. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach.

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
We are still evaluating the full impact of ASU 2016-02 on our consolidated financial statements, however, we will adopt ASU 2016-02 as of January 1, 2019 and anticipate that we will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. As a result of the adoption, all new or amended leases for which we are the lessee, including corporate and ground leases, that are entered into on or after January 1, 2019, will be recorded on our consolidated financial statements as either financing leases or operating leases with a related right of use asset and lease liability. In addition, we expect that certain executory and non-lease components, such as common area maintenance, will need to be accounted for separately from the lease component of the lease. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09 as mentioned above.

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
ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Issued August 2016)
ASU 2016-15 clarifies the guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.
ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.
We will adopt ASU 2016-15 during the fourth quarter of 2017 and apply the standard retrospectively for all periods presented. We will reclass cash payments related to debt prepayment and extinguishment costs from operating activities to financing activities. Based on our initial assessment the other listed provisions will not have a material impact on our consolidated financial statements and related notes resulting from the adoption of this standard.

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
We will adopt ASU 2016-18 during the fourth quarter of 2017 and apply the standard retrospectively for all periods presented. Restricted cash and escrow deposits consist primarily of cash escrowed for real estate acquisitions, real estate taxes, property insurance and capital improvements. We will provide a reconciliation of the changes in cash and cash equivalents and restricted cash and escrow deposits within our consolidated balance sheets to the consolidated statement of cash flows.

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
We will adopt ASU 2017-05 as of January 1, 2018. We do not anticipate there to be a material impact on our consolidated financial statements, as we currently do not have this type of income. However, going forward we will continue to monitor any future impact.

ASU 2017-09 Compensation - Stock Compensation (Topic 718): Clarifying the Scope of Modification (Issued May 2017)
ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.
		ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.	We will adopt ASU 2017-09 as of January 1, 2018. We do not anticipate there to be a material impact on our consolidated financial statements.
ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Issued August 2017)
ASU 2017-12 expands and refines hedge accounting for both financial (e.g., interest rate) and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness.
		ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted.	We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Real Estate
Our investments, including the Duke Acquisition, brings our total investments for the nine months ended September 30, 2017, to an aggregate purchase price of $2.7 billion. As part of these investments, we incurred $17.2 million of costs attributable to these investments, which were capitalized in accordance with the adoption of ASU 2017-01 during the nine months ended September 30, 2017. In addition, as part of an acquisition, we issued 20,687 OP Units with a market value at the time of issuance of $0.6 million.
The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine Months Ended September 30,
	2017	2016
Land	$93,064	$77,949
Building and improvements	2,336,544	505,138
In place leases	187,890	50,997
Below market leases	(27,817)	(12,790)
Above market leases	11,718	4,413
Below market leasehold interests	54,252	4,188
Above market leasehold interests	(8,978)	(50)
Below market debt	—	360
Interest rate swaps	—	(779)
Net assets acquired	2,646,673	629,426
Other, net (1)	60,781	3,540
Aggregate purchase price	$2,707,454	$632,966

(1) For the nine months ended September 30, 2017, other, net, consisted primarily of capital expenditures and tenant improvements received as credits at the time of acquisition.
Subsequent to September 30, 2017, we completed an investment with a purchase price of $8.3 million. As part of the acquisition, we issued to the seller as a part of the acquisition consideration a total of 16,972 OP Units with a market value at the time of issuance of $0.5 million. The purchase price of this investment was subject to certain post-closing adjustments. Due to the recent timing of this investment, we have not yet completed our purchase price allocation with respect to this investment and, therefore, we cannot provide disclosures at this time similar to those set forth above in Note 3 - Investments in Real Estate to our condensed consolidated financial statements.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the nine months ended September 30, 2017 and 2016, respectively (in years):

	Nine Months Ended September 30,
	2017	2016
Acquired intangible assets	20.6	9.1
Acquired intangible liabilities	19.9	8.3
4. Impairment and Dispositions
During the nine months ended September 30, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million, representing approximately 48,000 square feet of GLA. In addition, during the nine months ended September 30, 2017, we recorded impairment charges of $5.1 million related to one MOB located in Massachusetts. During the nine months ended September 30, 2016, we completed a disposition of four senior care facilities for an aggregate gross sales price of $26.5 million. During the nine months ended September 30, 2016, we recorded no impairment charges.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2017 and December 31, 2016, respectively (in thousands, except weighted average remaining amortization):

	September 30, 2017		December 31, 2016
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$478,052	9.7	$294,597	9.7
Tenant relationships	170,539	10.7	172,974	10.6
Above market leases	39,724	6.3	28,401	6.3
Below market leasehold interests	92,362	63.4	38,136	60.4
	780,677		534,108
Accumulated amortization	(299,398)		(256,305)
Total	$481,279	19.2	$277,803	16.1

Liabilities:
Below market leases	$61,788	14.7	$34,370	18.6
Above market leasehold interests	20,610	50.3	11,632	53.0
	82,398		46,002
Accumulated amortization	(12,546)		(8,946)
Total	$69,852	24.9	$37,056	28.5
The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization recorded against rental income related to above and (below) market leases	$(108)	$(115)	$(371)	$202
Rental expense related to above and (below) market leasehold interests	322	118	617	321
Amortization expense related to in place leases and tenant relationships	18,757	15,266	45,944	39,483
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017	December 31, 2016
Tenant receivables, net	$14,417	$8,722
Other receivables, net	10,161	9,233
Deferred financing costs, net	8,190	4,198
Deferred leasing costs, net	23,794	20,811
Straight-line rent receivables, net	83,133	74,052
Prepaid expenses, deposits, equipment and other, net	65,383	55,904
Derivative financial instruments - interest rate swaps	952	541
Total	$206,030	$173,461

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense related to deferred leasing costs	$1,445	$1,224	$4,179	$3,368
Interest expense related to deferred financing costs	398	331	1,061	994
7. Debt
Debt consisted of the following as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017	December 31, 2016
Unsecured revolving credit facility	$75,000	$88,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	950,000
Fixed rate mortgages loans	415,853	204,562
Variable rate mortgages loans	38,169	38,904
	2,879,022	1,781,466
Deferred financing costs, net	(16,552)	(9,527)
Discount, net	(5,712)	(3,034)
Total	$2,856,758	$1,768,905
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
On July 27, 2017, HTALP entered into an amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and for the $300.0 million unsecured term loan referenced below until February 1, 2023. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2017, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
On July 27, 2017, we entered into an amended and restated Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by us with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2017 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.40% per annum, based on our current credit rating. As of September 30, 2017, HTALP had $300.0 million under this unsecured term loan outstanding.
Bridge Loan Facility
In connection with the Duke Acquisition, in May 2017, we entered into a senior unsecured bridge loan facility (the “Bridge Loan Facility”) which provided to us up to $2.47 billion, less the aggregate amount of net proceeds from debt or equity capital raises or a senior term loan facility. The Bridge Loan Facility was made available to us on the closing of the Duke Acquisition and was scheduled to mature 364 days from the closing. In June 2017, we terminated the Bridge Loan Facility and no proceeds were used because we elected to fund the Duke Acquisition through other equity and debt offerings. In connection with the execution and subsequent termination of the Bridge Loan Facility, we incurred $10.4 million in related fees, which we recorded in income (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$200.0 Million Unsecured Term Loan due 2023
As of September 30, 2017, HTALP had a $200.0 million unsecured term loan outstanding, which matures on September 26, 2023. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2017 was 1.65% per annum. HTALP had interest rate swaps in place that fixed the interest rate at 2.93% per annum, based on our current credit rating.
$300.0 Million Unsecured Senior Notes due 2021
As of September 30, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of September 30, 2017, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In June 2017, in connection with the Duke Acquisition and the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of September 30, 2017, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of September 30, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of September 30, 2017, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of September 30, 2017, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of September 30, 2017, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In June 2017, in connection with the Duke Acquisition and the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of September 30, 2017, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed and Variable Rate Mortgages
In June 2017, as part of the Duke Acquisition, we were required by the seller to execute as the borrower for a part of the purchase price a senior secured first lien loan, subject to customary non-recourse carve-outs, in the amount of $286.0 million (the “Promissory Note”). The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us.
As of September 30, 2017, HTALP and its subsidiaries had fixed and variable rate mortgages loans with interest rates ranging from 2.70% to 6.39% per annum and a weighted average interest rate of 4.31% per annum. Including the impact of the interest rate swap associated with our variable rate mortgages, the weighted average interest rate was 4.46% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2017 (in thousands):

Year	Amount
Remainder of 2017	$1,166
2018	100,827
2019	105,940
2020	144,892
2021	303,933
Thereafter	2,222,264
Total	$2,879,022
Deferred Financing Costs
As of September 30, 2017, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
Remainder of 2017	$618
2018	2,821
2019	2,826
2020	2,804
2021	2,610
Thereafter	4,873
Total	$16,552
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered net operating income to unsecured interest expense. As of September 30, 2017, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and treasury locks as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. A treasury lock is a synthetic forward sale of a U.S. treasury note, which is settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. Such treasury locks are entered into to effectively fix the treasury component of an upcoming debt issuance.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, we recorded approximately $4,000 and $31,000, respectively, of hedge ineffectiveness in earnings. We designated our derivative financial instruments as cash flow hedges in March 2017.
During the nine months ended September 30, 2017, we entered into and settled two treasury locks designated as cash flow hedges with an aggregate notional amount of $250.0 million to hedge future fixed rate debt issuances, which fixed the 10-year swap rates at an average rate of 2.26% per annum. Upon settlement of these contracts during the nine months ended September 30, 2017, we paid and reported a loss of $0.7 million which was recorded in accumulated other comprehensive loss in our accompanying condensed consolidated statements of comprehensive income (loss) and a gain of $25,000 which was recorded in the change in fair value of our derivative financial instruments in our accompanying condensed consolidated statements of operations.
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.4 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of September 30, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	September 30, 2017
Number of instruments	5
Notional amount	$189,751
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying condensed consolidated balance sheets as of September 30, 2017 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Receivables and other assets	$952	$—	Derivative financial instruments	$1,441	$—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion):			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing):
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivatives Cash Flow Hedging Relationships:	2017	2016	Statement of Operations Location	2017	2016	Statement of Operations Location	2017	2016
Interest rate swaps	$9	$—	Interest related to derivative financial instruments	$(196)	$—	Interest related to derivative financial instruments	$(4)	$—

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion):			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing):
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives Cash Flow Hedging Relationships:	2017	2016	Statement of Operations Location	2017	2016	Statement of Operations Location	2017	2016
Interest rate swaps	$(1,196)	$—	Interest related to derivative financial instruments	$(565)	—	Interest related to derivative financial instruments	$(31)	$—
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2017, we recorded a gain on change in fair value of derivative financial instruments of $0.9 million. For the three months ended September 30, 2017, we did not record a gain or loss on change in fair value of derivative financial instruments as we did not have any derivative financial instruments classified as non-designated hedges.
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

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives NOT Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Receivables and other assets	$—	$541	Derivative financial instruments	$—	$1,920

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of September 30, 2017 and December 31, 2016, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017	$952	$—	$952	$—	$—	$952
December 31, 2016	541	—	541	—	—	541

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017	$1,441	$—	$1,441	$—	$—	$1,441
December 31, 2016	1,920	—	1,920	—	—	1,920
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
As of September 30, 2017, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $1.5 million. As of September 30, 2017, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of these provisions of these agreements, we could have been required to settle our obligations under these agreements at an aggregate termination value of $1.5 million at September 30, 2017.
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
During the nine months ended September 30, 2017, we issued $1.7 billion of equity at an average price of $28.70 per share.
Common Stock Offerings
In September 2017, we entered into new equity distribution agreements with our various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $500.0 million. We contemporaneously terminated our prior ATM equity distribution agreements. During the nine months ended September 30, 2017, and under the previous ATM, we issued and sold 3,998,000 shares of our common stock for $125.7 million of gross proceeds at an average price of $31.45 per share. As of September 30, 2017, $500.0 million remained available for issuance by us under the September 2017 ATM.
During the nine months ended September 30, 2017, we, in connection with the Duke Acquisition, completed an underwritten public offering of 54,625,000 shares of our common stock for $1.6 billion of gross proceeds at a price of $28.50 per share.
Subsequent to September 30, 2017, we issued $200.0 million of common stock under the ATM, including $75.0 million on a forward basis which will be issued over the next six months.
Common Unit Offerings
During the nine months ended September 30, 2017, we issued 20,687 OP Units in HTALP for approximately $0.6 million in connection with an acquisition transaction.
Subsequent to September 30, 2017, as part of an acquisition, we issued to the seller as a part of the acquisition consideration 16,972 OP Units in HTALP for approximately $0.5 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three and nine months ended September 30, 2017 and 2016. On October 24, 2017, our Board of Directors announced a quarterly dividend of $0.305 per share of common stock. The dividends are to be paid on January 9, 2018 to stockholders of record of our common stock on January 2, 2018.
Incentive Plan
Our Amended and Restated 2006 Incentive Plan (the “Plan”) permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of September 30, 2017, there were 1,689,585 awards available for grant under the Plan.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Common Stock
For the three and nine months ended September 30, 2017, we recognized compensation expense of $1.7 million and $5.5 million, respectively. For the three and nine months ended September 30, 2016, we recognized compensation expense of $2.1 million and $5.1 million, respectively. Compensation expense for the three and nine months ended September 30, 2017 and 2016 were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2017, we had $9.1 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.8 years.
The following is a summary of our restricted common stock activity as of September 30, 2017 and 2016, respectively:

	September 30, 2017		September 30, 2016
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	640,870	$27.36	487,850	$23.13
Granted	292,109	29.75	417,110	29.82
Vested	(278,821)	25.31	(236,749)	23.27
Forfeited	(58,384)	28.86	(24,391)	25.93
Ending balance	595,774	$29.39	643,820	$27.35
11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$952	$—	$952
Liabilities:
Derivative financial instruments	$—	$1,441	$—	$1,441
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
Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of September 30, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$1,423	$—	$1,423

(1) During the nine months ended September 30, 2017, we recognized a $5.1 million impairment charge to one MOB. The estimated fair value as of September 30, 2017 for this MOB was based upon real estate market comparables.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of September 30, 2017, the fair value of the debt was $2,913.3 million compared to the carrying value of $2,856.8 million. As of December 31, 2016, the fair value of the debt was $1,784.0 million compared to the carrying value of $1,768.9 million.
12. Per Share Data of HTA
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three and nine months ended September 30, 2017 and 2016, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$13,957	$6,639	$22,105	$30,191
Net income attributable to noncontrolling interests	(194)	(212)	(715)	(830)
Net income attributable to common stockholders	$13,763	$6,427	$21,390	$29,361
Denominator:
Weighted average shares outstanding - basic	200,674	138,807	173,189	134,905
Dilutive shares	4,121	4,331	4,221	3,409
Weighted average shares outstanding - diluted	204,795	143,138	177,410	138,314
Earnings per common share - basic
Net income attributable to common stockholders	$0.07	$0.05	$0.12	$0.22
Earnings per common share - diluted
Net income attributable to common stockholders	$0.07	$0.04	$0.12	$0.21

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$13,957	$6,639	$22,105	$30,191
Net income attributable to noncontrolling interests	(28)	(1)	(80)	(28)
Net income attributable to common unitholders	$13,929	$6,638	$22,025	$30,163
Denominator:
Weighted average units outstanding - basic	204,795	143,137	177,410	138,314
Dilutive units	—	—	—	—
Weighted average units outstanding - diluted	204,795	143,137	177,410	138,314
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.07	$0.05	$0.12	$0.22
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.07	$0.05	$0.12	$0.22
14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$51,066	$39,321
Income taxes paid	997	934

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$4,185	$2,868
Debt and interest rate swaps assumed and entered into in connection with an acquisition	286,000	21,156
Dividend distributions declared, but not paid	62,494	43,530
Issuance of operating partnership units in connection with an acquisition	610	71,754
Note receivable included in the consideration of a disposition	—	3,000
Note receivable retired in connection with an acquisition	2,494	—
Redeemable noncontrolling interest assumed in connection with an acquisition	—	5,449
Redemption of noncontrolling interest	5,694	5,709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of September 30, 2017 and December 31, 2016, together with results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016.
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
Executive Summary
HTA is the largest publicly-traded REIT focused on MOBs in the U.S. as measured by the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional property management and leasing platform to generate strong tenant relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio.
Since 2006, we have invested $7.0 billion to create a portfolio of MOBs and other healthcare assets consisting of approximately 24.2 million square feet of GLA throughout the U.S. As of September 30, 2017, our portfolio included $2.24 billion of investments, net of development credits received at closing in connection with our Duke Acquisition, which includes a 50% ownership interest in an unconsolidated joint venture for $68.8 million as of the date of acquisition. Our only remaining obligations related to the Duke Acquisition are the potential acquisition of a land parcel in Miami, FL and a single property in Texas that are each currently excluded from our purchase obligations due to current outstanding physical condition issues.
As of September 30, 2017, approximately 96% of our portfolio, based on GLA, was located on the campuses of, or aligned with, nationally or regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of September 30, 2017. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. Approximately 92% of our portfolio, based on GLA, is located in the top 75 MSAs with Atlanta, Boston, Dallas, Houston and Tampa being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2017, our total revenue increased 48.7%, or $57.7 million, to $176.0 million compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, our total revenue increased 29.9%, or $101.3 million, to $440.2 million, compared to the nine months ended September 30, 2016.

•
For the three months ended September 30, 2017, net income attributable to common stockholders was $0.07 per diluted share, or $13.8 million, compared to $0.04 per diluted share, or $6.4 million, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net income attributable to common stockholders was $0.12 per diluted share, or $21.4 million, compared to $0.21 per diluted share, or $29.4 million, for the nine months ended September 30, 2016.

•
For the three months ended September 30, 2017, HTA’s FFO was $0.41 per diluted share, or $84.2 million, an increase of $0.03 per diluted share, or 7.9%, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, HTA’s FFO was $198.7 million, or $1.12 per diluted share, consistent with the per diluted share for the nine months ended September 30, 2016.

•
For the three months ended September 30, 2017, HTALP’s FFO was $0.41 per diluted unit, or $84.4 million, an increase of $0.03 per diluted unit, or 7.9%, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, HTALP’s FFO was $199.3 million, or $1.12 per diluted unit, consistent with the per diluted unit for the nine months ended September 30, 2016.

•
For the three months ended September 30, 2017, HTA’s and HTALP’s Normalized FFO was $0.42 per diluted share and unit, or $85.4 million, an increase of $0.02 per diluted share and unit, or 5.0%, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, HTA’s and HTALP’s Normalized FFO was $1.21 per diluted share and unit, or $215.2 million, an increase of $0.01 per diluted share and unit, or 0.8%, compared to the nine months ended September 30, 2016.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended September 30, 2017, our Net Operating Income (“NOI”) increased 46.9%, or $38.2 million, to $119.7 million, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, our NOI increased 29.0%, or $67.8 million, to $301.3 million, compared to the nine months ended September 30, 2016.

•
For the three months ended September 30, 2017, our Same-Property Cash NOI increased 2.9%, or $2.2 million, to $80.3 million, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, our Same-Property Cash NOI increased 3.1%, or $6.6 million, to $217.8 million, compared to the nine months ended September 30, 2016.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

Internal Growth through Proactive Asset Management Leasing and Property Management
We believe we have the largest operating platform in the medical office space that consists of asset management, leasing and in-house property management which allows us to better manage and service our existing portfolio.

•	As of September 30, 2017, our in-house property management and leasing platform operated approximately 22.2 million square feet of GLA, or 92%, of our total portfolio.

•	As of September 30, 2017, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.7% by GLA and our occupancy rate was 90.6% by GLA.

•
We entered into new and renewal leases on approximately 745,000 square feet of GLA and 2.0 million square feet of GLA, or 3.1% and 8.4%, respectively, of our portfolio, during the three and nine months ended September 30, 2017, respectively.

•
Tenant retention for the Same-Property portfolio was 75% and 78%, which included approximately 289,000 square feet of GLA and 1.3 million square feet of GLA of expiring leases, for the quarter and year-to-date, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last decade and have developed a presence across 20 to 25 key markets. In each of these markets, we have established a strong asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our local platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•	As of September 30, 2017, we had an average of 1.1 million square feet of GLA in each of our top ten markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

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

•
During the nine months ended September 30, 2017, we acquired investments totaling $2.7 billion, including the Duke Acquisition of $2.24 billion, net of development credits we received at closing, which were located substantially in certain of our 20 to 25 key markets.

•	During the nine months ended September 30, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million.
Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2017, we had total leverage, measured by debt to total capitalization, of 31.9%. Total liquidity was $928.9 million, including cash and cash equivalents of $9.4 million and $919.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of September 30, 2017.

•
During the nine months ended September 30, 2017, we issued and sold $1.7 billion of equity at an average price of $28.70 per share. This consisted of $1.6 billion from the sale of common stock in an underwritten public offering at an average price of $28.50 per share, $125.7 million from the sale of common stock under our previous ATM at an average price of $31.45 per share, and $0.6 million from the issuance of OP Units in connection with an acquisition transaction.

•
In September 2017, we entered into new equity distribution agreements with our various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $500.0 million.

•
In June 2017, we issued in a public offering (i) $400.0 million of 5-year unsecured senior notes, with a coupon of 2.95% per annum and (ii) $500.0 million of 10-year unsecured senior notes, with a coupon of 3.75% per annum.

In addition, as part of the Duke Acquisition, we were required by the seller to execute as the borrower a $286.0 million Promissory Note with an interest rate of 4.0% per annum, maturing in 2020.

•
On July 27, 2017, we entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and for the $300.0 million unsecured term loan until February 1, 2023. The interest rate on the unsecured revolving credit facility is adjusted LIBOR plus a margin ranging from 0.83% to 1.55% per annum based on HTA’s credit rating.

•	On October 24, 2017, our Board of Directors announced a quarterly dividend of $0.305 per share of common stock.
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

Investment Activity
Including the Duke Acquisition, during the nine months ended September 30, 2017, we had investments with an aggregate purchase price of $2.7 billion, which included a 50% ownership in an unconsolidated joint venture as of the date of the acquisition, and a disposition with a gross sales price of $5.0 million. During the nine months ended September 30, 2016, we had investments with an aggregate gross purchase price of $633.0 million and a disposition with a gross sales price of $26.5 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the three months ended September 30, 2017 and 2016, respectively, is set forth below:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Revenues:
Rental income	$175,431	$118,252	$57,179	48.4%
Interest and other operating income	563	88	475	NM
Total revenues	175,994	118,340	57,654	48.7
Expenses:
Rental	56,331	36,885	19,446	52.7
General and administrative	8,283	7,293	990	13.6
Transaction	261	1,122	(861)	(76.7)
Depreciation and amortization	70,491	47,864	22,627	47.3
Total expenses	135,366	93,164	42,202	45.3
Income before other income (expense)	40,628	25,176	15,452	61.4
Interest expense:
Interest related to derivative financial instruments	(264)	(552)	288	52.2
Gain (loss) on change in fair value of derivative financial instruments, net	—	1,306	(1,306)	(100.0)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(264)	754	(1,018)	(135.0)
Interest related to debt	(25,924)	(16,386)	(9,538)	(58.2)
Loss on extinguishment of debt, net	(774)	(3,000)	2,226	74.2
Income from unconsolidated joint venture	318	—	318	NM
Other (expense) income	(27)	95	(122)	NM
Net income	$13,957	$6,639	$7,318	110.2%

NOI	$119,663	$81,455	$38,208	46.9%
Same-Property Cash NOI	$80,285	$78,043	$2,242	2.9%

Comparison of the nine months ended September 30, 2017 and 2016, respectively, is set forth below:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Revenues:
Rental income	$438,949	$338,646	$100,303	29.6%
Interest and other operating income	1,271	243	1,028	NM
Total revenues	440,220	338,889	101,331	29.9
Expenses:
Rental	138,874	105,299	33,575	31.9
General and administrative	25,178	20,879	4,299	20.6
Transaction	5,618	4,997	621	12.4
Depreciation and amortization	172,900	130,430	42,470	32.6
Impairment	5,093	—	5,093	NM
Total expenses	347,663	261,605	86,058	32.9
Income before other income (expense)	92,557	77,284	15,273	19.8
Interest expense:
Interest related to derivative financial instruments	(827)	(1,856)	1,029	55.4
Gain (loss) on change in fair value of derivative financial instruments, net	884	(2,144)	3,028	141.2
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	57	(4,000)	4,057	101.4
Interest related to debt	(59,688)	(44,503)	(15,185)	(34.1)
Gain on sale of real estate, net	3	4,212	(4,209)	(99.9)
Loss on extinguishment of debt, net	(11,192)	(3,022)	(8,170)	NM
Income from unconsolidated joint venture	381	—	381	NM
Other (expense) income	(13)	220	(233)	(105.9)
Net income	$22,105	$30,191	$(8,086)	(26.8)%

NOI	$301,346	$233,590	$67,756	29.0%
Same-Property Cash NOI	$217,758	$211,128	$6,630	3.1%
As of September 30, 2017 and 2016, we owned and operated approximately 24.2 million and 17.6 million square feet of GLA, respectively, with a leased rate of 91.7% and 91.8%, respectively (includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 90.6% and 91.3%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Rental Income
For the three and nine months ended September 30, 2017 and 2016, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,
	2017	2016	Change	% Change
Contractual rental income	$169,099	$114,202	$54,897	48.1%
Straight-line rent and amortization of above and (below) market leases	4,269	2,299	1,970	85.7
Other operating revenue	2,063	1,751	312	17.8
Total rental income	$175,431	$118,252	$57,179	48.4%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Contractual rental income	$423,696	$327,779	$95,917	29.3%
Straight-line rent and amortization of above and (below) market leases	9,475	6,503	2,972	45.7
Other operating revenue	5,778	4,364	1,414	32.4
Total rental income	$438,949	$338,646	$100,303	29.6%

Contractual rental income, which includes expense reimbursements, increased $54.9 million and $95.9 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The increases were primarily due to $53.2 million and $94.6 million of additional contractual rental income from our 2016 and 2017 acquisitions (including properties owned during both periods) for the three and nine months ended September 30, 2017, respectively, and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2016 and 2017.
Average starting and ending annual base rents for GLA entered into for new and renewal leases consisted of the following for the three and nine months ended September 30, 2017 and 2016, respectively (in square feet and per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New and renewal leases:
Average starting annual base rents	$22.34	$25.17	$22.46	$22.67
Average ending annual base rents	21.94	24.60	22.47	22.54

Square feet of GLA	745,000	339,000	2,040,000	1,125,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2017 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and nine months ended September 30, 2017 and 2016, respectively (in per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New leases:
Tenant improvements	$17.18	$20.28	$18.18	$21.10
Leasing commissions	1.92	4.91	2.01	4.29
Tenant concessions	1.93	3.81	2.68	3.92
Renewal leases:
Tenant improvements	$8.58	$9.46	$7.50	$6.19
Leasing commissions	1.02	2.32	1.09	1.57
Tenant concessions	0.80	1.71	1.45	1.06
The average term for new and renewal leases executed consisted of the following for three and nine months ended September 30, 2017 and 2016, respectively (in years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New leases	6.2	5.4	5.8	5.4
Renewal leases	5.5	4.5	5.0	4.8
Rental Expenses
For the three months ended September 30, 2017 and 2016, rental expenses attributable to our properties were $56.3 million and $36.9 million, respectively. For the nine months ended September 30, 2017 and 2016, rental expenses attributable to our properties were $138.9 million and $105.3 million, respectively. The increases in rental expenses were primarily due to $20.9 million and $34.8 million of additional rental expenses associated with our 2016 and 2017 acquisitions for the three and nine months ended September 30, 2017, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2016 and 2017.
General and Administrative Expenses
For the three months ended September 30, 2017 and 2016, general and administrative expenses were $8.3 million and $7.3 million, respectively. For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $25.2 million and $20.9 million, respectively. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.

Transaction Expenses
For the three months ended September 30, 2017 and 2016, transaction expenses were $0.3 million and $1.1 million, respectively. For the nine months ended September 30, 2017 and 2016, transaction expenses were $5.6 million and $5.0 million, respectively. The increase in transaction expenses, which have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017, include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke Purchase Agreements in connection with the Duke Acquisition. As a result of the adoption, a significant portion of these expenses are now capitalized as part of our investment allocations.
Depreciation and Amortization Expense
For the three months ended September 30, 2017 and 2016, depreciation and amortization expense was $70.5 million and $47.9 million, respectively. For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $172.9 million and $130.4 million, respectively. The increases in depreciation and amortization expense were primarily due to the increase in the size of our portfolio.
Impairment
During the nine months ended September 30, 2017, we recorded an impairment charge of $5.1 million that related to an MOB in our portfolio located in Massachusetts. We did not record any impairment charges for the three months ended September 30, 2017 or the three and nine months ended September 30, 2016.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, increased by $9.3 million and $14.2 million, during the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The increases were primarily the result of higher average debt outstanding during the three and nine months ended September 30, 2017, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50% per annum, the $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively.
During the three months ended September 30, 2017, no gain or loss on change in fair value was recorded as we did not have any derivative financial instruments classified as non-designated hedges. During the three months ended September 30, 2016, the fair market value of our derivatives had a net increase of $1.3 million. During the nine months ended September 30, 2017, the fair market value of our derivatives increased $0.9 million, compared to a net decrease of $2.1 million during the nine months ended September 30, 2016.
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
Gain or Loss on Extinguishment of Debt
For the three months ended September 30, 2017 and 2016, we realized a net loss on extinguishment of debt of $0.8 million and $3.0 million, respectively. For the nine months ended September 30, 2017 and 2016, we realized a net loss on extinguishment of debt of $11.2 million and $3.0 million, respectively. The increase was primarily due to fees we incurred in connection with the execution and our termination of the Bridge Loan Facility as part of the Duke Acquisition.
NOI and Same-Property Cash NOI
NOI increased $38.2 million to $119.7 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. NOI increased $67.8 million to $301.3 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. These increases were primarily due to $35.5 million and $66.3 million of additional NOI from our 2016 and 2017 acquisitions for the three and nine months ended September 30, 2017, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during 2016 and 2017, and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $2.2 million to $80.3 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Same-Property Cash NOI increased $6.6 million to $217.8 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. These increases were primarily the result of rent escalations, an increase in average occupancy and improved operating efficiencies.

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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$13,763	$6,427	$21,390	$29,361
Depreciation and amortization expense related to investments in real estate	70,021	47,545	171,678	129,477
Gain on sale of real estate, net	—	—	(3)	(4,212)
Impairment	—	—	5,093	—
Proportionate share of joint venture depreciation, amortization and other adjustments	464	—	506	—
FFO attributable to common stockholders	$84,248	$53,972	$198,664	$154,626
Transaction expenses (1)	261	1,122	975	4,997
(Gain) loss on change in fair value of derivative financial instruments, net	—	(1,306)	(884)	2,144
Loss on extinguishment of debt, net	774	3,000	11,192	3,022
Noncontrolling income from partnership units included in diluted shares	166	211	635	802
Other normalizing items, net (2)	—	133	4,643	117
Normalized FFO attributable to common stockholders	$85,449	$57,132	$215,225	$165,708

Net income attributable to common stockholders per diluted share	$0.07	$0.04	$0.12	$0.21
FFO adjustments per diluted share, net	0.34	0.34	1.00	0.91
FFO attributable to common stockholders per diluted share	$0.41	$0.38	$1.12	$1.12
Normalized FFO adjustments per diluted share, net	0.01	0.02	0.09	0.08
Normalized FFO attributable to common stockholders per diluted share	$0.42	$0.40	$1.21	$1.20

Weighted average diluted common shares outstanding	204,795	143,138	177,410	138,314

(1) For the three and nine months ended September 30, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the nine months ended September 30, 2017, other normalizing items include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke purchase agreements in connection with the Duke Acquisition that were included in transaction expenses on HTA’s condensed consolidated statements of operations. In addition, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common unitholders	$13,929	$6,638	$22,025	$30,163
Depreciation and amortization expense related to investments in real estate	70,021	47,545	171,678	129,477
Gain on sale of real estate, net	—	—	(3)	(4,212)
Impairment	—	—	5,093	—
Proportionate share of joint venture depreciation, amortization and other adjustments	464	—	506	—
FFO attributable to common unitholders	$84,414	$54,183	$199,299	$155,428
Transaction expenses (1)	261	1,122	975	4,997
(Gain) loss on change in fair value of derivative financial instruments, net	—	(1,306)	(884)	2,144
Loss on extinguishment of debt, net	774	3,000	11,192	3,022
Other normalizing items, net (2)	—	133	4,643	117
Normalized FFO attributable to common unitholders	85,449	57,132	215,225	165,708

Net income attributable to common unitholders per diluted unit	$0.07	$0.05	$0.12	$0.22
FFO adjustments per diluted unit, net	0.34	0.33	1.00	0.90
FFO attributable to common unitholders per diluted unit	0.41	0.38	1.12	1.12
Normalized FFO adjustments per diluted unit, net	0.01	0.02	0.09	0.08
Normalized FFO attributable to common unitholders per diluted unit	$0.42	$0.40	$1.21	$1.20

Weighted average diluted common units outstanding	204,795	143,137	177,410	138,314

(1) For the three and nine months ended September 30, 2017, amounts have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the nine months ended September 30, 2017, other normalizing items include $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke purchase agreements in connection with the Duke Acquisition that were included in transaction expenses on HTA’s condensed consolidated statements of operations. In addition, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.

NOI, Cash NOI and Same-Property Cash NOI
NOI is a non-GAAP financial measure that is defined as net income or loss (computed in accordance with GAAP) before: (i) general and administrative expenses; (ii) transaction expenses; (iii) depreciation and amortization expense; (iv) impairment; (v) interest expense and net change in fair value of derivative financial instruments; (vi) gain or loss on sales of real estate; (vii) gain or loss on extinguishment of debt; (viii) income or loss from unconsolidated joint venture; and (ix) other income or expense. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. NOI should be reviewed in connection with other GAAP measurements.

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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$13,957	$6,639	$22,105	$30,191
General and administrative expenses	8,283	7,293	25,178	20,879
Transaction expenses (1)	261	1,122	5,618	4,997
Depreciation and amortization expense	70,491	47,864	172,900	130,430
Impairment	—	—	5,093	—
Interest expense and net change in fair value of derivative financial instruments	26,188	15,632	59,631	48,503
Gain on sale of real estate, net	—	—	(3)	(4,212)
Loss on extinguishment of debt, net	774	3,000	11,192	3,022
Income from unconsolidated joint venture	(318)	—	(381)	—
Other expense (income)	27	(95)	13	(220)
NOI	$119,663	$81,455	$301,346	$233,590
Straight-line rent adjustments, net	(3,009)	(1,161)	(5,834)	(3,636)
Amortization of (below) and above market leases/leasehold interests, net and lease termination fees	214	3	246	497
Cash NOI	$116,868	$80,297	$295,758	$230,451
Notes receivable interest income	(503)	(68)	(1,089)	(68)
Non Same-Property Cash NOI	(36,080)	(2,186)	(76,911)	(19,255)
Same-Property Cash NOI (2)	$80,285	$78,043	$217,758	$211,128

(1) For the three and nine months ended September 30, 2017, transaction costs have been adjusted to reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017. For the nine months ended September 30, 2017, transactions costs included $4.6 million of compensation and severance payments to Duke employees pursuant to the Duke purchase agreements in connection with the Duke Acquisition.

(2) Same-Property includes 338 and 296 buildings for the three and nine months ended September 30, 2017 and 2016, respectively.

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
As of September 30, 2017, we had liquidity of $928.9 million, including $919.5 million available under our unsecured revolving credit facility (which includes the impact of $5.5 million of outstanding letters of credit) and $9.4 million of cash and cash equivalents.
In addition, we had unencumbered assets with a gross book value of $6.2 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2017, we estimate that our expenditures for capital improvements for the remainder of 2017 will range from $10.0 million to $15.0 million depending on leasing activity. As of September 30, 2017, we had $2.9 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Cash and cash equivalents - beginning of period	$11,231	$13,070	$(1,839)
Net cash provided by operating activities	228,542	148,257	80,285
Net cash used in investing activities	(2,487,471)	(541,080)	(1,946,391)
Net cash provided by financing activities	2,257,108	397,691	1,859,417
Cash and cash equivalents - end of period	$9,410	$17,938	$(8,528)
Net cash provided by operating activities increased in 2017 primarily due to the impact of our 2016 and 2017 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2016 and 2017 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the nine months ended September 30, 2017, net cash used in investing activities primarily related to the investment in real estate was $2.4 billion, investment in unconsolidated joint venture was $68.8 million, and capital expenditures was $43.0 million, partially offset by proceeds from the sale of real estate of $4.7 million. For the nine months ended September 30, 2016, net cash used in investing activities primarily related to the investment in real estate was $532.5 million and capital expenditures was $34.1 million, partially offset by proceeds from the sale of real estate of $23.4 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.

For the nine months ended September 30, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued was $1.6 billion and net proceeds on the issuance of senior notes was $900.0 million, partially offset by dividends paid to holders of our common stock of $145.9 million and payments on our secured mortgage loans of $75.4 million. For the nine months ended September 30, 2016, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $418.9 million and proceeds from unsecured senior notes of $347.7 million, partially offset by net payments on our unsecured revolving credit facility of $191.0 million, dividends paid to holders of our common stock of $116.7 million and payments on our secured mortgage loans of $98.5 million.
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
For the nine months ended September 30, 2017, we paid cash dividends of $145.9 million. In October 2017, we paid cash dividends of $61.2 million for the quarter ended September 30, 2017. On October 24, 2017, our Board of Directors announced a dividend of $0.305 per share of common stock. The dividends are to be paid on January 9, 2018 to stockholders of record of our common stock on January 2, 2018.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of September 30, 2017, our leverage ratio, measured by debt to total capitalization, was 31.9%.
As of September 30, 2017, we had debt outstanding of $2.9 billion and the weighted average interest rate therein was 3.44% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2017, $919.5 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of September 30, 2017, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million also maturing in 2023.
Unsecured Senior Notes
As of September 30, 2017, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $400.0 million maturing in 2022, $300.0 million maturing in 2023, $350.0 million maturing in 2026, and $500.0 million maturing in 2027.
Mortgage Loans
In June 2017, as a part of the Duke Acquisition pursuant to a requirement of the seller, we entered as the borrower a $286.0 million Promissory Note which matures in 2020. During the nine months ended September 30, 2017, we made payments of $75.4 million on our mortgage loans and have $1.2 million of principal payments due during the remainder of 2017.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies disclosed in our 2016 Annual Report on Form 10-K.

Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2017, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of September 30, 2017, we have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information regarding market risk that was provided in our 2016 Annual Report on Form 10-K. The table below presents, as of September 30, 2017, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$915	$99,777	$104,821	$117,769	$303,424	$1,639,147	$2,265,853
Weighted average interest rate on fixed rate debt (per annum)	5.43%	4.05%	4.19%	4.41%	3.40%	3.57%	3.64%
Variable rate debt	$251	$1,050	$1,119	$27,123	$509	$583,117	$613,169
Weighted average interest rate on variable rate debt based on forward rates in effect as of September 30, 2017 (per annum)	3.14%	3.27%	3.65%	3.40%	4.58%	3.64%	2.58%
As of September 30, 2017, we had $2.9 billion of fixed and variable rate debt with interest rates ranging from 2.30% to 6.39% per annum and a weighted average interest rate of 3.41% per annum, excluding the impact of interest rate swaps. We had $2.3 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.64% per annum and $613.2 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 2.58% per annum as of September 30, 2017, excluding the impact of interest rate swaps.
As of September 30, 2017, the fair value of our fixed rate debt was $2.3 billion and the fair value of our variable rate debt was $615.1 million based upon prevailing market rates as of September 30, 2017.
As of September 30, 2017, we had interest rate swaps outstanding that effectively fix $189.8 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.70% and 3.44% per annum, respectively.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures
Healthcare Trust of America, Inc.
HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of September 30, 2017, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of September 30, 2017.
We acquired the Duke assets during the nine months ended September 30, 2017 and have integrated the assets and development platform on to our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the Duke assets, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
October 25, 2017

Healthcare Trust of America Holdings, LP
HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of September 30, 2017, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of September 30, 2017.
We acquired the Duke assets during the nine months ended September 30, 2017 and have integrated the assets and development platform on to our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the Duke assets, there were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
October 25, 2017

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	—
August 1, 2017 to August 31, 2017	2,466	30.64	—	—
September 1, 2017 to September 30, 2017	—	—	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 25, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 25, 2017

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
our General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 25, 2017

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 25, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

1.3	Form of Equity Distribution Agreement (included as Exhibit 1.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
1.4	Form of Master Forward Confirmation (included as Exhibit 1.2 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
2.1
Agreement of Purchase and Sale (Pool II), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.1 to our Form 10-Q filed on August 1, 2017).

2.2
Agreement of Purchase and Sale (Pool III), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.2 to our Form 10-Q filed on August 1, 2017).

2.3
Agreement of Purchase and Sale (Pool IV), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.3 to our Form 10-Q filed on August 1, 2017).

2.4
Agreement of Purchase and Sale (Pool V), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.4 to our Form 10-Q filed on August 1, 2017).

2.5
Agreement of Purchase and Sale (Pool VI), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.5 to our Form 10-Q filed on August 1, 2017).

2.6
Agreement of Purchase and Sale (Pool VII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.6 to our Form 10-Q filed on August 1, 2017).

2.7
Agreement of Purchase and Sale (Pool VIII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.7 to our Form 10-Q filed on August 1, 2017).

2.8
Agreement of Purchase and Sale (Pool IX), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.8 to our Form 10-Q filed on August 1, 2017).

2.9
Agreement of Purchase and Sale (Pool X), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.9 to our Form 10-Q filed on August 1, 2017).

2.10
Agreement of Purchase and Sale (Pool XI), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.10 to our Form 10-Q filed on August 1, 2017).

2.11
Agreement of Purchase and Sale (Pool XII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.11 to our Form 10-Q filed on August 1, 2017).

2.12
Agreement of Purchase and Sale (Pool XIII), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.12 to our Form 10-Q filed on August 1, 2017).

2.13
Agreement of Purchase and Sale (Pool XIV), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.13 to our Form 10-Q filed on August 1, 2017).

2.14
Agreement of Purchase and Sale (Pool XV), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.14 to our Form 10-Q filed on August 1, 2017).

2.15
Agreement of Purchase and Sale (Pool XVI), dated April 29, 2017, by and among HTA Acquisition Sub, LLC and Duke Realty Limited Partnership, Duke Construction Limited Partnership and certain of their subsidiaries and affiliated entities (included as Exhibit 2.15 to our Form 10-Q filed on August 1, 2017).

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

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.3	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.4	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
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

23.1	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).
23.2	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.3	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.4	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.5	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.6	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.7	Consent of Katz, Sapper & Miller, LLP (included as Exhibit 23.2 to our Current Report on Form 8-K/A filed on August 21,2017 and incorporated herein by reference).
23.8	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.