Form 10-K
period 2017-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2018-02-20
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Healthcare Trust of America, Inc.	☐	Healthcare Trust of America Holdings, LP	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Healthcare Trust of America, Inc.	☐ Yes	☒ No	Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2017, the last business day of the most recently completed second fiscal quarter, was approximately $6,215,283,195, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 14, 2018, there were 205,047,836 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This annual report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2017, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2017, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
We believe combining the Annual Reports of HTA and HTALP, including the notes to the consolidated financial statements, into this single Annual Report results in the following benefits:

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

•
certain accompanying notes to the consolidated financial statements, including Note 7 - Debt, Note 10 - Stockholders’ Equity and Partners’ Capital, Note 12 - Per Share Data of HTA, Note 13 - Per Unit Data of HTALP, Note 15 - Tax Treatment of Dividends of HTA, Note 17 - Selected Quarterly Financial Data of HTA and Note 18 - Selected Quarterly Financial Data of HTALP;

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
HTA is a publicly-traded REIT and one of the leading owners and operators of medical office buildings (“MOBs”) in the United States (“U.S.”). We focus on owning and operating MOBs that serve the future of healthcare delivery and are located on health system campuses, near university medical centers, or in community core outpatient locations. We also focus on key markets that have attractive demographics and macro-economic trends and where we can utilize our institutional full-service property management, leasing and development services platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to enhance the value of our real estate assets through our dedicated asset and property management platform, which generates consistent revenue streams and manageable expenses. As a result of our core business strategy, we seek to generate stockholder value through consistent and growing dividends, which are attainable through sustainable cash flows.
We invest in MOBs that we believe are critical to the delivery of healthcare in a changing environment. Healthcare is one of the fastest growing segments of the U.S. economy, with an expected average growth rate of nearly 6% between 2017 and 2025. Overall U.S. spending is expected to increase to 19.9% of GDP by 2025 according to the U.S. Centers for Medicare & Medicaid Services. In addition, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue over the next decade. These high levels of demand are primarily driven by an aging U.S. population and the long-term impact of an increasing number of insured individuals nationwide. This increase in demand, combined with advances in less invasive medical procedures, is driving many healthcare services to lower costs and to more convenient outpatient settings that are less reliant on hospital campuses. As a result, HTA believes that well-located MOBs should provide stable cash flows with relatively low vacancy risk, resulting in consistent long-term growth.
Since inception, the Company has invested $7.0 billion primarily in MOBs, development projects, land, and other healthcare real estate assets that are primarily located in 20 to 25 high quality markets that possess above average economic and socioeconomic drivers. Our portfolio consists of approximately 24.1 million square feet of gross leasable area (“GLA”) throughout the U.S. As of December 31, 2017, approximately 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years. As of December 31, 2017, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Our principal executive office is located at 16435 North Scottsdale Road, Suite 320, Scottsdale, AZ 85254, and our telephone number is (480) 998-3478. We maintain a website at www.htareit.com where additional information about us can be accessed. The contents of the site are not incorporated by reference in, or otherwise a part of this filing. We make our periodic and current reports, as well as any amendments to such reports, available at www.htareit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. These reports are also available in hard copy to any stockholder upon request by contacting our investor relations staff at the number above or via email at info@htareit.com.
HIGHLIGHTS

•	For the year ended December 31, 2017, our total revenue increased 33.2%, or $153.1 million, to $614.0 million, compared to the year ended December 31, 2016.

•
For the year ended December 31, 2017, net income attributable to common stockholders was $0.34 per diluted share, or $63.9 million, compared to $0.33 per diluted share, or $45.9 million, for the year ended December 31, 2016.

•
For the year ended December 31, 2017, HTA’s FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), was $284.2 million, or $1.53 per diluted share, compared to $1.54 per diluted share, or $215.6 million for the year ended December 31, 2016.

•	For the year ended December 31, 2017, HTALP’s FFO was $285.8 million, or $1.54 per diluted OP Unit, compared to $1.55 per diluted OP Unit, or $216.9 million for the year ended December 31, 2016.

•
For the year ended December 31, 2017, HTA’s and HTALP’s Normalized FFO was $1.63 per diluted share and OP Unit, or $302.0 million, an increase of $0.02 per diluted share and OP Unit, or 1.2%, compared to the year ended December 31, 2016.

For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present these non-generally accepted accounting principles (“GAAP”) financial measures.

•	For the year ended December 31, 2017, our net operating income (“NOI”) increased 33.0%, or $104.7 million, to $421.8 million, compared to the year ended December 31, 2016.

•	For the year ended December 31, 2017, our Same-Property Cash NOI increased 2.9%, or $8.0 million, to $284.8 million, compared to the year ended December 31, 2016.
For additional information on NOI and Same-Property Cash NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
As of December 31, 2017, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 91.0% by GLA. The leased rate for our Same-Property portfolio was 91.6%.

•
As of December 31, 2017, tenant retention for the Same-Property portfolio was 78%, which included approximately 1.5 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•
During the year ended December 31, 2017, we completed investments totaling $2.7 billion, including the acquisition of Duke Realty’s Medical Office Building portfolio and platform (the “Duke Acquisition”) for $2.25 billion, net of development credits we received at closing. These 2017 investments totaled approximately 6.8 million square feet of GLA and 90% were located in certain of our 20 to 25 key markets. This represents an increase of approximately 36% of GLA compared to 2016.

•
Part of our investment strategy also includes recycling assets that we consider non-core or are located outside our key markets. During the year ended December 31, 2017, we completed dispositions of four MOBs located in Wisconsin, California and Texas for an aggregate gross sales price of $85.2 million, generating gains of $37.8 million.

•
During the year ended December 31, 2017, we raised over $4 billion in new capital to finance our acquisitions and refinance debt. This included $1.8 billion in common equity issued at an average price of $28.76 per share through marketed offerings and our at-the-market (“ATM”) offering program. We also issued or entered into new debt agreements totaling $2.5 billion, which included $900.0 million in senior unsecured notes, $286.0 million promissory note (the “Promissory Note”), and entered into an amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and for the $300.0 million unsecured term loan until February 1, 2023. The interest rate on the unsecured revolving credit facility is adjusted LIBOR plus a margin ranging from 0.83% to 1.55% per annum based on HTA’s credit rating.

•
As of December 31, 2017, we had total leverage, measured by net debt (total debt less cash and cash equivalents) to total capitalization, of 29.9%. Total liquidity as of December 31, 2017 was $1.2 billion, which included $100.4 million of cash and cash equivalents, $991.2 million available on our unsecured revolving credit facility (includes the impact of $8.8 million of outstanding letters of credit), and a $75.0 million forward equity agreement resulting from an equity issuance under our ATM offering program in October 2017 that had not been utilized as of December 31, 2017.

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are Valuable for the Future of Healthcare Delivery
The Company is focused on investing in and maintaining a real estate portfolio that consists of well-located MOBs that allow for the efficient delivery of healthcare over the long-term. To date, we have invested $7.0 billion to create one of the largest portfolios (based on GLA) of healthcare real estate that is focused on the MOB sector in the U.S. We look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties that have long-term value for healthcare providers, including those that benefit from their proximity to and/or affiliation with prominent healthcare systems. These healthcare systems typically possess high credit quality and are capable of investing capital into their campuses. We believe our affiliations with these health systems helps ensure long-term tenant demand. As of December 31, 2017, approximately 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems.

•
Located in core community outpatient locations. We seek to invest in properties that will have long-term value for healthcare providers, including those that are located in key outpatient medical hubs that are located in communities. These properties benefit from their proximity to attractive patient populations, maintain a mix of physician practices and specialties, and are convenient for patients and physicians alike. In addition, these properties and medical hubs can be centers for healthcare away from hospital campuses while benefiting from the advancement of healthcare technology, which allow for lower cost settings, more services and procedures to be performed away from hospitals, and the growing requirement for convenient healthcare. We believe these factors ensure long-term tenant demand. At December 31, 2017, approximately 30% of our portfolio was located in core community outpatient locations.

•
Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in markets with attractive demographics, economic growth and higher barriers to entry which support growing tenant demand. We have developed a strong presence across 20 to 25 key markets since our inception, with approximately 93% of our total GLA located in top 75 MSAs as of December 31, 2017. In addition, we have developed scale in these key markets, reaching approximately 1 million square feet of GLA in each of our top ten markets, and approximately 500,000 square feet of GLA in our top 16 markets. Our scale in markets has allowed us to create the largest, institutionally owned asset management platform which includes leasing, property management, building maintenance, construction, and development capabilities. In each of these markets, we have established a strong asset management, leasing and development services platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development firms that have led to investment and leasing opportunities. Our property management platform utilizes our scale to provide services to our properties at cost effective rates and with a focus on generating cost efficiencies and superior service for our tenants.

•
Occupied with limited near term leasing risks. We seek to invest in and maintain well-occupied properties that we believe are critical to the delivery of healthcare within that specific market. As of December 31, 2017, our portfolio was 91.8% leased. We believe this creates tenant demand that supports higher occupancy and drives strong, long-term tenant retention as hospitals and physicians are reluctant to move or relocate, as evidenced by our Same-Property portfolio tenant retention rate of 78% as of the year ended December 31, 2017.

•
Diversified and synergistic mix of tenants. Our primary focus is placed on ensuring an appropriate and diversified mix of tenants from different practice types, as well as complimentary practices that provide synergies within both individual buildings and the broader health system campuses. We actively invest in both multi-tenant properties, which generally have shorter-term leases on smaller spaces, and single-tenant properties, which generally have longer-term leases. The multi-tenant buildings provide for lower lease rollover risks in any particular year and typically allow rents to reset to current market rates that may be higher than the in-place rental rates. We believe single-tenant buildings provide steady long-term cash flow, but generally provide for more limited long-term growth.

•
Credit-worthy tenants. Our primary tenants are healthcare systems, academic medical centers and leading physician groups. These groups typically have strong and stable financial performance, which we believe helps ensure stability in our long-term rental income and tenant retention. As of December 31, 2017, 61% of our annual base rent was derived from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy based on our internal underwriting and due diligence, but do not have the size to benefit from a formal credit rating by a nationally recognized rating agency.

Internal Growth through Proactive In-House Property Management and Leasing
Our internal property management and leasing team operates approximately 22.4 million square feet of GLA, or 93%, of our total portfolio. This is a significant increase since our public listing on the New York Stock Exchange (“NYSE”) in 2012 when we managed approximately 8.8 million square feet, or 70%, of our GLA. We believe this direct asset management approach allows us to maximize our internal growth by improving occupancy, achieving operating efficiencies and creating long-term tenant relationships at our properties, resulting in optimized rental rates. Specific components of our overall asset management strategy include:

•
Maintaining regional offices in markets where we have a significant presence. HTA has local offices in 24 markets, including its corporate headquarters in Scottsdale, Arizona, primarily in our key markets across the U.S.

•	Creating local relationships with local healthcare providers, including national and regional healthcare systems, physicians and other providers.

•
Maintaining or increasing our average rental rates, actively leasing vacant space and reducing leasing concessions. These leasing results contributed to our 2.8% or more Same-Property Cash NOI growth each quarter during the year ended December 31, 2017.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital to remain competitive within our markets. During the year ended December 31, 2017, we achieved tenant retention for the Same-Property portfolio of 78%.

•
Maintaining a portfolio of high-quality medical office buildings that we believe are critical to the delivery of healthcare now and in the future, while enhancing our reputation as a dedicated leading MOB owner and operator.

•
Utilizing local and regional economies of scale to focus on operating cost efficiencies for our properties and utilizing our building service operations to generate profits for shareholders while providing more efficient services.

Key Market Focused Strategy and Investments
We plan to grow externally through targeted investments and developments that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets we seek:

•
Targeted property investments, generally located within our key markets. These transactions allow us to focus on the quality of individual properties and ensure they are accretive to our cost of capital. They also allow us to exhibit meaningful growth given our current mid-market size.

•
Long-term relationships with key industry participants. We will continue our emphasis on long-term relationship building as we have since inception. These relationships are cultivated by our senior management team, with key industry participants, including health systems as well as local and regional developers, which have traditionally provided us with valuable investment opportunities.

•
Local knowledge through our internal full-service operational platform. Our local personnel participate in local industry activities that can provide insightful information with respect to potential opportunities.

Actively Maintain Conservative Capital Structure
We have and continue to actively manage our balance sheet to maintain an attractive investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility, which ultimately hedges inherent risk and provides us with attractive capital sources that allow us to take advantage of strategic external growth opportunities. In addition, we may also strategically dispose of properties that we believe no longer align with our strategic growth objectives in order to redeploy the capital generated by these dispositions into higher yielding MOBs that we believe have better longer-term growth prospects. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:

•	Maintain a low leverage ratio. Our leverage ratio, measured by net debt (total debt less cash and cash equivalents) to total capitalization, was 29.9% as of December 31, 2017.

•
Continue to maintain a high level of liquidity. As of December 31, 2017, we had approximately $1.2 billion of liquidity, primarily consisting of $991.2 million available on our unsecured revolving credit facility and $100.4 million of cash and cash equivalents.

•	Utilize multiple capital sources, including public debt and equity, unsecured bank loans and secured property level debt.

•	Maintain well-laddered debt maturities, which extend through 2027 with no significant exposure in any one year.

•	As of December 31, 2017, the weighted average remaining term of our debt portfolio was 5.7 years.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate MOBs within the healthcare industry, which we believe are benefiting from several significant macroeconomic drivers, such as an aging population, millennials beginning to form families, and an increase in the insured population. These trends are driving growth in healthcare spending at a rate significantly faster than the broader U.S. economy.
The U.S. population is experiencing significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they get older. Between 2016 and 2026, the U.S. population over 65 years of age is projected to increase by more than 32% and total over 19% of the U.S. population as the baby boomer generation enters retirement. Individuals of this age spend the highest amounts on healthcare, averaging approximately $6,000 per individual over the age of 65 according to a 2016 Consumer Expenditure Survey. This compares to healthcare expenditures of less than $1,200 per year for individuals under the age of 25. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which should continue to support MOB demand in the long term.

In addition, the large millennial generation is just now starting to reach their thirties and form families. During this age period, healthcare expenditures double on average. As this large generation utilizes additional healthcare services, it is expected they will do so in more convenient outpatient settings.

2017 U.S. Population By Generation
Millennials
88.8M
Gen X
61.4M
Boomers
81.9M
Silents
33.6M
25
23
21
19
17
15
13
11
9
7
20.6
22.9
22.9
22.5
20.6
20.2
20.6
22.2
22.5
20.2
17.0
12.7
8.5
12.4
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50-54
55-59
60-64
65-69
70-74
75-79
80+
$1,162
$2,887
$4,076
$4,931
$5,513
$6,014
$5,967
Average Annual Healthcare Spending Per Person

Sources: U.S. Bureau of Labor Statistics

The number of insured individuals in the U.S. continues to increase, as the population grows and as a result of the impact of U.S. government actions, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). Since 1999, the number of individuals covered by healthcare insurance in the U.S. has increased over 20%. Although the current political administration has sought to unsuccessfully repeal the Affordable Care Act, Medicaid expansion remains in place with some states seeking to expand coverage. Thus far, the removal of the individual mandate in the Tax Cuts and Jobs Act (the “TCJA”) has seen limited noticeable impact.

As a result of these factors, the healthcare sector is one of the fastest growing sectors of the U.S. economy and is growing faster than GDP. According to the latest data from 2017, Americans spent nearly $3.3 trillion, or 17.9% of total GDP, on healthcare expenditures in 2016, an increase of 4.3% over the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $5.6 trillion by 2025. Healthcare expenditures are projected to grow an average of 5.6% annually through 2025 and account for 19.9% of GDP by 2025. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective healthcare which generally takes place in outpatient settings such as MOBs.

National Healthcare Expenditures
(2006 - 2025f)
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016f
2017f
2018f
2019f
2020f
2021f
2022f
2023f
2024f
2025f
Total National Health Expenditures
Spending as a % of GDP

Sources: U.S. Centers for Medicare & Medicaid Services

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions. Healthcare-related jobs are among the fastest growing occupations, projected to increase by 18% between 2016 and 2026, significantly higher than the general U.S. employment growth projection of 7%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects ten out of the top twenty occupations with the highest growth for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Medical Office Building Supply and Demand
We believe that healthcare real estate, specifically MOBs, and its rents and valuations are less susceptible to changes in the general economy than general commercial real estate due to macroeconomic trends supporting the healthcare sector and the defensive nature of healthcare expenditures during economic downturns. For this reason, we believe MOB investments provide more consistent rental revenue streams, higher occupancies and tenant retention that could potentially translate into a more stable return to investors compared to other types of real estate investments which may be more susceptible to higher vacancies and unreliable rental revenue streams. We also believe that demand for MOBs will increase due to a number of MOB specific factors, including:

•
The MOB sector is highly fragmented with approximately 30% of the MOBs owned by public REITs and private equity firms. There is vast room for growth for both public and private firms to expand within the industry given the lack of institutional ownership compared to other real estate sectors.

•
Evolution in the healthcare industry resulting in more efficient and less invasive procedures that have traditionally been performed in hospitals, such as surgery, that have moved to outpatient facilities as a result of shifting consumer preferences, limited space in hospitals and lower costs.

OUTPATIENT VISITS ARE INCREASING OVERTIME
INPATIENT
OUTPATIENT
140
120
100
80
60
40
20
0
2,000
1,500
1,000
500
0
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
Inpatient Admissions/1000 Persons
Outpatient Visits/1000 Persons

Source: American Hospital Association

•
An increase in medical office visits due to the overall rise in healthcare utilization which in turn has driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. This trend is forecast to continue, with the number of healthcare providers, particularly nurses, physicians, and technical specialists, growing significantly faster than the U.S. average.

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

PORTFOLIO OF PROPERTIES
As of December 31, 2017, our portfolio consisted of approximately 24.1 million square feet of GLA, with a leased rate of 91.8% (includes leases which have been executed, but which have not yet commenced).
Our properties were primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These properties include leading health systems, such as Baylor Scott & White Health, Highmark-Allegheny Health Network, Community Health Systems, Greenville Health System and Ascension Health. The Company is the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.9 million square feet of GLA, or 70%, of our portfolio located in these locations. The remaining 30% are located in core community outpatient locations where healthcare is increasingly being delivered.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Medical Office Buildings
Single-tenant	118	22	6,408	26.6%	$146,821	27.9%
Multi-tenant	312	31	16,397	68.0	341,838	65.0
Other Healthcare Facilities
Hospitals	15	7	954	3.9	32,377	6.1
Senior care	3	1	355	1.5	5,242	1.0
Total	448	33	24,114	100%	$526,278	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
SIGNIFICANT TENANTS
As of December 31, 2017, none of the tenants at our properties accounted for more than 4.4% of our annualized base rent. The table below shows our key health system relationships as of December 31, 2017.

Health System (1)	Weighted Average Remaining Lease Term (2)	Total Leased GLA (3)	Percent of Leased GLA	Annualized Base Rent (3)(4)	Percent of Annualized Base Rent
Baylor Scott & White Health	8	849	3.8%	$22,752	4.3%
Highmark-Allegheny Health Network	5	914	4.1	17,645	3.3
Community Health Systems (TN)	7	738	3.3	16,227	3.1
Greenville Health System	6	806	3.7	15,976	3.0
Ascension Health	2	467	2.1	11,672	2.2
Tufts Medical Center	10	252	1.1	10,251	2.0
Steward Health Care System	9	380	1.7	9,418	1.8
Hospital Corporation of America	3	342	1.6	9,407	1.8
Tenet Healthcare System	8	384	1.7	9,171	1.7
Providence St. Joseph Health	2	262	1.2	8,942	1.7
SCL Health	14	167	0.8	8,238	1.6
Harbin Clinic	10	313	1.4	6,687	1.3
Adventist Health	4	285	1.3	6,228	1.2
Mercy Health	9	251	1.1	6,184	1.2
Atrium Health	3	190	0.9	5,727	1.1
Total		6,600	29.8%	$164,525	31.3%

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

GEOGRAPHIC CONCENTRATION
As of December 31, 2017, our portfolio was concentrated in key markets that we have determined to be strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Investment (1)	Percent of Investment	Total GLA (1)	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Dallas, TX	$843,274	12.1%	2,053	$49,243	9.4%
Houston, TX	430,979	6.2	1,484	31,333	6.0
Boston, MA	410,730	5.9	1,037	33,440	6.4
Tampa, FL	347,764	5.0	943	22,479	4.3
Atlanta, GA	325,186	4.7	1,088	23,197	4.4
Indianapolis, IN	281,768	4.0	1,396	24,742	4.7
Hartford/New Haven, CT	277,509	4.0	969	20,935	4.0
Phoenix, AZ	267,781	3.8	1,315	24,716	4.7
Denver, CO	246,957	3.5	538	17,193	3.3
Orange County/Los Angeles, CA	241,242	3.5	513	13,550	2.6
Miami, FL	228,624	3.3	996	21,416	4.1
Chicago, IL	190,778	2.7	382	11,237	2.1
Raleigh, NC	185,564	2.7	608	14,977	2.8
Albany, NY	179,253	2.6	881	16,042	3.0
Greenville, SC	179,070	2.6	965	18,014	3.4
Austin, TX	164,425	2.3	408	8,320	1.6
Orlando, FL	156,300	2.2	511	10,754	2.0
Pittsburgh, PA	148,612	2.1	1,094	20,735	3.9
White Plains, NY	126,144	1.8	333	7,818	1.5
Milwaukee, WI	116,082	1.7	368	7,492	1.4
Top 20 MSAs	5,348,042	76.7	17,882	397,633	75.6
Additional Top MSAs	1,198,886	17.2	4,527	92,364	17.5
Total Key Markets & Top 75 MSAs	$6,546,928	93.9%	22,409	$489,997	93.1%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
COMPETITION
We compete with many other real estate investment entities, including financial institutions, pension funds, real estate developers, other REITs, other public and private real estate companies, and private real estate investors for the acquisition of MOBs and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who may have a competitive advantage over us at this time in terms of size, capitalization, local knowledge of the marketplace and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for properties or other real estate related assets of interest to us, which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
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
We believe our focus on MOBs, our experience and expertise, and our ongoing relationships with healthcare providers provide us with a competitive advantage. We have established an asset identification and acquisition network with healthcare providers and local developers which provides for the early identification of and access to acquisition opportunities. In addition, we believe this broad network allows us to effectively lease available space, retain our tenants, and maintain and improve our assets.

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
The Affordable Care Act has faced numerous judicial, legislative and executive challenges. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. However, President Trump and Congressional, Republicans promised they would seek the repeal of the Affordable Care Act. On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the Affordable Care Act. On December 22, 2017, President Trump signed the TCJA, which amends certain provisions of the Affordable Care Act including the elimination of the individual insurance mandate. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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

Amendments to or repeal of the Affordable Care Act and regulatory changes could impose further limitations on government and private payments to healthcare providers. The Affordable Care Act expanded Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level. While the federal government agreed to pay the Medicaid expansion costs for newly eligible beneficiaries from 2014 through 2016, the federal government’s portion began declining in 2017. Further, the U.S. Supreme Court held in 2012 that states could not be required to expand their Medicaid programs, which has resulted in some states deciding not to expand their Medicaid programs. More recently, the Trump administration has enacted, or is considering enacting, measures designed to reduce Medicaid expenditures. In some other cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Efforts to reduce costs will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Tricare, Medicaid and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.
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

EMPLOYEES
As of December 31, 2017, we had approximately 270 employees, of which less than 1% are subject to a collective bargaining agreement.
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

Annual Distribution Requirements
Elective Cash/Stock Dividends. On August 11, 2017, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934).  Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.
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
Interest Expense Deductions
The TCJA, signed into law in December 2017 generally imposes certain limitations on the ability of taxpayers top deduct net business interest expenses for federal income tax purposes beginning on or after January 1, 2018. However, the TCJA provides an election whereby certain taxpayers engaged in a real estate trade or business, generally including for this purpose a REIT, may elect for this limitation not to apply. However, taxpayers that make this election generally are not eligible for certain depreciation methodologies. We may make this election for applicable tax years, in which case the above limitations on interest expense deductions generally would not apply to us.
In addition, the above described limitations on net business interest expense deductions generally would be determined at the entity-level. As a result, the ability of our TRSs to deduct business interest expense for tax years beginning on or after January 1, 2018 may be subject to limitations under the TCJA even if we make such an election.
Net Operating Losses
The TCJA also generally restricts the ability of taxpayers to utilize net operating losses to no more than 80% their taxable income and precludes them from carry-back net operating losses to prior tax years for tax years beginning on or after January 1, 2018.
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
Furthermore, pursuant to the TCJA, dividends received from REITs that are treated as “qualified REIT dividends” received by certain individuals, trusts and estates generally qualify for a 20% deduction, subject to certain limitations, for taxable years beginning after December 31, 2017 and before January 1, 2026. For this purpose, a “qualified REIT dividend” generally includes any dividend from a REIT received during a taxable year that is not (i) a “capital gain dividend” or (ii) “qualified dividend income.”
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

FIRPTA Withholding. The Prospectus discusses that we generally must withhold 35% of any distributions attributable to gain from the sale or exchange of “United States real property interests” described in the Prospectus under the caption “Material U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Distributions” (defined as “35% FIRPTA Withholding”). Pursuant to the TCJA, for taxable years beginning on or after January 1, 2018, this rate is 21% and references to “35% FIRPTA Withholding” should be replaced for such periods with “21% FIRPTA Withholding.” Moreover, the Prospectus notes that it is not entirely clear to what extent we are required to withhold on distributions to non-U.S. stockholders that are not treated as ordinary income and are not attributable to the disposition of the United States real property interest. The Prospectus further notes that unless the law is clarified to the contrary, we will generally withhold and remit to the IRS 35% of any distribution to a non-U.S. stockholder that is designated as a capital gain dividend (or, if greater, 35% of a distribution that could have been designated as a capital gain dividend). Pursuant to the TCJA, for taxable years beginning on or after January 1, 2018, references to 35% are replaced with 21%.
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
Tax Cuts and Jobs Act
As discussed above, the TCJA was enacted on December 22, 2017. The TCJA made a number of fundamental changes to the U.S. federal income taxation of individuals, corporations and estates. Moreover, the rules relating to REITS are constantly under review by the IRS and the U.S Treasury Department, which may result in new or significant changes to existing Treasury Regulations, statutes or interpretations thereof.
In addition to the statutory changes enacted by the TCJA referenced above, the TCJA generally reduced the U.S. federal income tax rate applicable to corporations from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the relative competitive advantage a REIT may enjoy to the extent the REIT is not typically subject to corporate income tax may be diminished. On the other hand, as described above, the TCJA generally reduced the maximum U.S. federal income tax rate on ordinary REIT dividends received by non-corporate taxpayers from 39.6% to 37% and generally permits non-corporate taxpayers to deduct 20% of qualified REIT dividends. As further described above, the tax law changes enacted by the TCJA could significantly impact both business and financial results, as well as the tax consequences of an investment in our common stock.
Prospective investors are urged to consult their tax advisors regarding the effect of the TCJA and any other potential changes to United States federal tax law on an investment in our common stock.

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
The success of our business depends to a large extent on our past, current and future relationships with hospitals, healthcare systems and developers, including our ability to acquire properties directly from hospitals, healthcare systems and developers. We invest a significant amount of time to develop and maintain these relationships, and these relationships have helped us secure acquisition opportunities. Facilities that are acquired directly from hospitals, healthcare systems and developers are typically more attractive to us as a purchaser because of the absence of a formal competitive marketing process, which could lead to higher prices. If any of our relationships with hospitals, healthcare systems and developers deteriorates, or if a conflict of interest or a non-compete arrangement prevents us from expanding these relationships, our professional reputation within the industry could be damaged and we may not be able to secure attractive acquisition opportunities directly from hospitals, healthcare systems and developers in the future, which could adversely affect our ability to locate and acquire facilities at attractive prices.
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
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financings, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs, meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Our access to third-party sources of capital depends, in part, on a number of factors, including: general market conditions; the market’s perception of our growth potential; our current debt levels; our current and expected future earnings; our cash flow and cash distributions; and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our principal and interest obligations to our lenders or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
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
Certain provisions of Maryland law could delay, defer or prevent a change of control transaction.
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

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations, asset transfers and equity security issuances or reclassifications between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose supermajority voting requirements unless certain minimum price conditions are satisfied; and

•
“control share” provisions that provide that holders of “control shares” of HTA (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

In the case of the business combination provisions of the MGCL, our Board of Directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our Board. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, we have opted out of these provisions pursuant to a provision in our bylaws. We may, however, by amendment to our bylaws, opt in to the control share provisions of the MGCL. We may also choose to adopt a classified board or other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of our stockholders.
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
Our MOBs, developments, redevelopments, and other facilities that serve the healthcare industry and our tenants may be subject to competition.
Our MOBs, developments, redevelopments, and other facilities that serve the healthcare industry often face competition from nearby hospitals, developers, and other MOBs that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, while others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of financial support are not available to buildings we own or develop.

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our MOBs and other facilities that serve the healthcare industry and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
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
As of December 31, 2017, we held interests in MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2017, these properties represented 38% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.
Our real estate development, redevelopment and construction platform is subject to risks that could adversely impact our results of operations.
A component of our current growth strategy is, when appropriate, to pursue accretive development and redevelopment projects. However, there are inherent risks associated with these development and redevelopment projects, including, but not limited to the following:

•	The development costs of a project may exceed budgeted amounts, causing the project to be not profitable or incur a loss;

•	We may encounter delays as a result of a variety of factors that are beyond our control, including natural disasters, material shortages, and regulatory requirements;

•	Time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity;

•
Lease rates and rents at newly developed or redeveloped properties may fluctuate based on factors beyond our control, including market and economic conditions as well as aforementioned budget overages;

•	We may be unable to obtain favorable financing terms to fund our development projects;

•
Financing arrangements may require certain milestones, covenants, and other contractual terms that may be violated if the performance of our development and redevelopment projects differs from our projected income; and

•	Demand from prospective tenants may be reduced due to competition from other developers.
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
As of December 31, 2017, we had fixed and variable rate debt of $2.8 billion outstanding. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long run. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.
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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and, thus, an impasse could occur, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy-out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right in favor of us, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal in favor of our venture partner.
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

If we were to fail to qualify as a REIT for any taxable year, we would not be able to deduct distributions to stockholders in computing our taxable income and we would be subject to U.S. federal income tax on our taxable income at corporate rates. We could also be subject to the federal alternative minimum tax and increased state and local taxes. Losing our qualification as a REIT would reduce our net earnings available for investment or distribution to stockholders due to the additional tax liability and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our qualification as a REIT.
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
Recent tax legislative or regulatory action could adversely affect stockholders unitholders, or the Company, which may have an adverse impact to the value of the Company and could also impede our ability to source new capital.
On December 20, 2017, the House of Representatives and the Senate passed the TCJA which makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Changes to the TCJA, with or without retroactive application, could materially and adversely affect our stockholders, OP Unit holders and/or us. The individual and collective impact of these provisions and other provisions of the TCJA on REITs and their stockholders is uncertain, and may not become evident for some period of time.
If tax rates were to change in a manner comparably favorable for regular corporate taxable income and dividends to that of REITs, investors could perceive investments in REITs to be relatively less attractive than investment in dividend paying non-REIT corporations, which could adversely affect the value of our common stock. Stockholders and potential investors should consult their tax advisors regarding their respective tax considerations and rates.

Risks Related to Our Common Stock
The price of our common stock has and may continue to fluctuate, which may make it difficult for you to sell our common stock when you want to do so, or at prices you find attractive.
The price of our common stock on the NYSE constantly changes and has been subject to price fluctuations. We expect that the market price of our common stock will continue to fluctuate. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:

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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $7.0 billion in MOBs, projects under development and other healthcare real estate assets that serve the healthcare industry through December 31, 2017. As of December 31, 2017, our portfolio consisted of approximately 24.1 million square feet of GLA, with a leased rate of 91.8% (includes leases which have been executed, but which have not yet commenced). Approximately 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of the total GLA as of December 31, 2017. All but three of our properties are 100% owned.
As of December 31, 2017, we owned fee simple interests in properties representing 62% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 38% of our total GLA. As of December 31, 2017, these leasehold interests had an average remaining term of 52.6 years not including any available extension options. Including all extension options available to us, our average remaining term would be 71.3 years.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Expiring Leases	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent
Month-to-month	158	323	1.5%	$7,210	1.4%
2018	531	2,021	9.1	46,044	8.8
2019	531	2,377	10.7	61,966	11.8
2020	440	1,978	8.9	47,344	9.0
2021	502	2,577	11.7	56,825	10.8
2022	388	2,226	10.1	52,832	10.0
2023	194	1,506	6.8	30,684	5.8
2024	168	1,792	8.1	40,572	7.7
2025	144	1,001	4.5	21,544	4.1
2026	133	1,082	4.9	21,825	4.1
2027	147	2,042	9.2	56,350	10.7
Thereafter	197	3,214	14.5	83,082	15.8
Total	3,533	22,139	100%	$526,278	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) Amounts presented in thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2017:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Texas	4,515	18.7%	$99,671	18.9%
Florida	2,748	11.4	62,203	11.8
Indiana	1,811	7.5	31,882	6.1
Massachusetts	1,013	4.2	31,550	6.0
Arizona	1,530	6.3	28,442	5.4
Georgia	1,160	4.8	25,931	4.9
South Carolina	1,285	5.3	24,283	4.6
Pennsylvania	1,305	5.4	23,777	4.5
North Carolina	942	3.9	22,543	4.3
New York	1,108	4.6	22,210	4.2
Connecticut	969	4.0	20,935	4.0
Colorado	538	2.2	17,193	3.3
California	703	2.9	17,041	3.2
Ohio	761	3.2	14,267	2.7
Tennessee	621	2.6	12,581	2.4
Illinois	382	1.6	11,237	2.1
Missouri	355	1.5	9,313	1.8
Wisconsin	368	1.5	7,491	1.4
Alabama	319	1.3	6,373	1.2
Michigan	203	0.8	5,457	1.0
Oklahoma	186	0.8	4,893	0.9
Maryland	181	0.8	4,591	0.9
Hawaii	143	0.6	3,676	0.7
New Mexico	162	0.7	3,544	0.7
Virginia	164	0.7	3,115	0.6
New Hampshire	72	0.3	2,119	0.4
Mississippi	80	0.3	1,887	0.4
Utah	112	0.5	1,877	0.4
Kansas	67	0.3	1,543	0.3
Minnesota	158	0.7	1,472	0.3
New Jersey	57	0.2	1,421	0.3
Nevada	73	0.3	1,218	0.2
Oregon	23	0.1	542	0.1
Total	24,114	100%	$526,278	100%

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
The following table sets forth the high and low sales prices of HTA’s common stock as reported on the NYSE and the dividends declared per share by HTA. There is no established market for trading HTALP’s OP Units.

2017	High	Low	Dividends Declared Per Share
First Quarter	$32.37	$28.61	$0.300
Second Quarter	33.00	29.23	0.300
Third Quarter	31.87	29.11	0.305
Fourth Quarter	31.69	29.21	0.305
Total			$1.210

2016	High	Low	Dividends Declared Per Share
First Quarter	$29.42	$25.90	$0.295
Second Quarter	32.57	27.99	0.295
Third Quarter	34.64	31.38	0.300
Fourth Quarter	32.60	26.34	0.300
Total			$1.190
Dividends
In accordance with the terms of HTALP’s partnership agreement, the dividend HTA pays to its stockholders is equal to the amount of distributions it receives from HTALP. Therefore, the distribution amounts presented above reflect the amount of distributions paid by HTALP to HTA.
On February 15, 2018, HTA’s Board of Directors announced a quarterly dividend of $0.305 per share/unit to be paid on April 10, 2018 to stockholders of record of its common stock and OP unitholders on April 3, 2018.
Stockholders
As of February 14, 2018, HTA had 2,266 stockholders of record.

Stock Performance Graph
The graph below compares the cumulative returns of HTA, MSCI US REIT (RMS) Index, S&P 500 Index and SNL U.S. REIT Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2017. All periods prior to 2015 have been adjusted retroactively to reflect the reverse stock split effective December 15, 2014. The total returns assume dividends are reinvested.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2017, we made no repurchase of shares of HTA’s common stock or HTALP’s OP Units.
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
Healthcare Trust of America, Inc.

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Real estate investments, net	$5,947,874	$3,503,020	$2,959,468	$2,822,844	$2,526,991
Total assets (1)	6,449,582	3,747,844	3,172,300	3,031,384	2,744,666
Debt (1)	2,781,031	1,768,905	1,590,696	1,402,195	1,206,573
Noncontrolling interests	84,666	93,143	27,534	29,282	12,543
Total equity	3,363,448	1,780,417	1,406,958	1,476,421	1,399,749

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues (2)	$613,990	$460,928	$403,822	$371,505	$321,601
Rental expenses (2)	192,147	143,751	123,390	113,508	97,316
Net income attributable to common stockholders	63,916	45,912	32,931	45,371	24,261
Net income attributable to common stockholders per share - basic (3)	0.35	0.34	0.26	0.38	0.21
Net income attributable to common stockholders per share - diluted (3)	0.34	0.33	0.26	0.37	0.21
Statement of Cash Flows Data:
Cash flows provided by operating activities	$307,543	$203,695	$191,095	$168,499	$147,824
Cash flows used in investing activities (4)	(2,455,096)	(608,393)	(274,171)	(257,017)	(374,209)
Cash flows provided by financing activities	2,241,068	400,781	80,826	83,535	229,001
Other Data:
Dividends declared to stockholders	$227,024	$164,221	$147,539	$139,355	$132,680
Dividends declared per share (3)	1.21	1.19	1.17	1.16	1.15
Dividends paid in cash to stockholders	207,087	159,174	146,372	137,158	129,360
FFO attributable to common stockholders (5)	284,226	215,570	188,206	157,746	145,908
Normalized FFO attributable to common stockholders (5)	301,957	225,221	195,920	176,639	147,834
NOI (6)	421,843	317,177	280,432	257,997	224,285

(1) The amounts for 2013-2014 differ from amounts previously reported in our Annual Report for the years ended December 31, 2013 and 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.

(2) The amount for 2013 differs from the amount previously reported in our Annual Report for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(3) The amount for 2013 has been adjusted retroactively to reflect the reverse stock split effective on December 31, 2014.
(4) The amounts for 2013-2016 differ from amounts previously reported in our Annual Report for the years ended December 31, 2013, 2014, 2015, and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

(5) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measures.

(6) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present this non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Real estate investments, net	$5,947,874	$3,503,020	$2,959,468	$2,822,844	$2,526,991
Total assets (1)	6,449,582	3,747,844	3,172,300	3,031,384	2,744,666
Debt (1)	2,781,031	1,768,905	1,590,696	1,402,195	1,206,573
Total partners’ capital	3,363,448	1,780,417	1,406,958	1,476,421	1,401,294

	Year Ended December 31,
(In thousands, except per unit data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues (2)	$613,990	$460,928	$403,822	$371,505	$321,601
Rental expenses (2)	192,147	143,751	123,390	113,508	97,316
Net income attributable to common unitholders	65,454	47,227	33,445	45,861	24,633
Net income attributable to common unitholders per unit - basic (3)	0.35	0.34	0.26	0.38	0.21
Net income attributable to common unitholders per unit - diluted (3)	0.35	0.34	0.26	0.38	0.21
Statement of Cash Flows Data:
Cash flows provided by operating activities	$307,543	$203,695	$191,095	$168,499	$147,824
Cash flows used in investing activities (4)	(2,455,096)	(608,393)	(274,171)	(257,017)	(374,209)
Cash flows provided by financing activities	2,241,068	400,781	80,826	83,535	229,001
Other Data:
Distributions declared to general partner	$227,024	$164,221	$147,539	$139,355	$132,680
Distributions declared per unit (3)	1.21	1.19	1.17	1.16	1.15
Distributions paid in cash to general partner	207,087	159,174	146,372	137,158	129,360
FFO attributable to common unitholders (5)	285,764	216,885	188,720	158,236	146,280
Normalized FFO attributable to common unitholders (5)	301,957	225,221	195,920	176,639	147,835
NOI (6)	421,843	317,177	280,432	257,997	224,285

(1) The amounts for 2013-2014 differ from amounts previously reported in our Annual Report for the years ended December 31, 2013 and 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.

(2) The amount for 2013 differs from the amount previously reported in our Annual Report for the year ended December 31, 2013, as a result of discontinued operations of one property classified as held for sale in 2013. During 2014, this property was reclassified out of held for sale and the results of operations were included within the results of operating properties for all periods presented.

(3) The amount for 2013 has been adjusted retroactively to reflect the reverse stock split effective on December 31, 2014.
(4) The amounts for 2013-2016 differ from amounts previously reported in our Annual Report for the years ended December 31, 2013, 2014, 2015, and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

(5) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measures.

(6) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of December 31, 2017 and 2016, together with results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015.
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
Executive Summary
HTA is the largest publicly-traded REIT focused on MOBs in the U.S. as measured by the GLA of its MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional full-service property management, leasing and development services platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio.
Since 2006, we have invested $7.0 billion to create a portfolio of MOBs, development projects and other healthcare assets consisting of approximately 24.1 million square feet of GLA throughout the U.S. Approximately 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of December 31, 2017. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of December 31, 2017, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the year ended December 31, 2017, our total revenue increased 33.2%, or $153.1 million, to $614.0 million, compared to the year ended December 31, 2016.

•
For the year ended December 31, 2017, net income attributable to common stockholders was $0.34 per diluted share, or $63.9 million, compared to $0.33 per diluted share, or $45.9 million, for the year ended December 31, 2016.

•
For the year ended December 31, 2017, HTA’s FFO, as defined by NAREIT, was $284.2 million, or $1.53 per diluted share, compared to $1.54 per diluted share, or $215.6 million for the year ended December 31, 2016.

•	For the year ended December 31, 2017, HTALP’s FFO was $285.8 million, or $1.54 per diluted OP Unit, compared to $1.55 per diluted OP unit, or $216.9 million for the year ended December 31, 2016.

•
For the year ended December 31, 2017, HTA’s and HTALP’s Normalized FFO was $1.63 per diluted share and OP Unit, or $302.0 million, an increase of $0.02 per diluted share and OP Unit, or 1.2%, compared to the year ended December 31, 2016.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2017, our NOI increased 33.0%, or $104.7 million, to $421.8 million, compared to the year ended December 31, 2016.

•	For the year ended December 31, 2017, our Same-Property Cash NOI increased 2.9%, or $8.0 million, to $284.8 million, compared to the year ended December 31, 2016.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

Key Market Focused Strategy and Investments
We believe we have been one of the most active investors in the medical office sector over the last decade. This has enabled us to create a high quality portfolio focused on MOBs serving the future of healthcare with scale and significance in 20 to 25 key markets.

•
Our investments strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. The Company is the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.9 million square feet of GLA, or 70%, of our portfolio located in these locations. The remaining 30% are located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of December 31, 2017, approximately 93% of our portfolio’s GLA is located in top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale and effectively utilize our internal property management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of December 31, 2017, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 500,000 square feet in each of our top 16 markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
During the year ended December 31, 2017, we completed investments totaling $2.7 billion, including the Duke Acquisition of $2.25 billion, net of development credits we received at closing, projects under development, which were located substantially in certain of our 20 to 25 key markets. Our 2017 investments represents an increase in total GLA of approximately 36% compared to 2016.

•
During the year ended December 31, 2017, we completed dispositions of four MOBs located in Wisconsin, California and Texas for an aggregate sales price of $85.2 million, generating gains of $37.8 million.

Internal Growth through Proactive In-House Property Management and Leasing
We believe we have the largest full-service operating platform in the medical office space that consists of our in-house property management and leasing which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house property management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our full-service operational platforms have also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•
As of December 31, 2017, our in-house property management and leasing platform operated approximately 22.4 million square feet of GLA, or 93%, of our total portfolio, a significant increase from 8.8 million square feet, or 70%, of GLA managed in-house in 2012.

•	As of December 31, 2017, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 91.0% by GLA.

•	We entered into new and renewal leases on approximately 2.7 million square feet of GLA, or 11.2% of our portfolio, for the year ended December 31, 2017.

•
During the year ended December 31, 2017, tenant retention for the Same-Property portfolio was 78%, which included approximately 1.5 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2017, we had total leverage, measured by net debt (total debt less cash and cash equivalents) to total capitalization, of 29.9%. Total liquidity was $1.2 billion, including cash and cash equivalents of $100.4 million, a $75.0 million forward commitment and $991.2 million available on our unsecured revolving credit facility (includes the impact of $8.8 million of outstanding letters of credit) as of December 31, 2017.

•
During the year ended December 31, 2017, we issued and sold $1.8 billion of equity at an average price of $28.76 per share and entered a forward sale arrangement pursuant to a forward equity agreement, with anticipated net proceeds of approximately $75.0 million to be settled in April 2018, subject to adjustments as provided in the forward equity agreement. Our equity issued during the year consisted of $1.6 billion from the sale of common stock in an underwritten public offering at an average price of $28.50 per share, $125.7 million from the sale of common stock under our previous ATM at an average price of $31.45 per share, approximately $124.3 million from the sale of common stock under the new ATM at an average price of $29.60 per share and $1.1 million from the issuance of OP Units in connection with two acquisition transactions.

•
In June 2017, we issued in a public offering (i) $400.0 million of 5-year unsecured senior notes, with a coupon of 2.95% per annum and (ii) $500.0 million of 10-year unsecured senior notes, with a coupon of 3.75% per annum.

In addition, as part of the Duke Acquisition, we were required by the seller to execute, as the borrower, a $286.0 million Promissory Note. The Promissory Note has an interest rate of 4.0% per annum, maturing in 2020.

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

•	On February 15, 2018, our Board of Directors announced a quarterly dividend of $0.305 per share/unit of common stock.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting principles, including making estimates. We base our estimates on experience and various other assumptions we believe are reasonable under the circumstances. These estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. However, if our judgment or interpretation of the facts and circumstances relating to the various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. We periodically reevaluate our estimates and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates about matters that are inherently uncertain. Below is a discussion of accounting policies that we consider critical as they may require more complex judgment in their application or require estimates about matters that are inherently uncertain. For further information on significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements.
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

Revenue Recognition
Rental revenue is our primary source of revenue. At the inception of a new lease we assess the terms and conditions to determine proper classification. If the estimates utilized by us in our assessment were different, then our lease classification for accounting purposes may have been different, which could impact the timing and amount of revenue recognized. We recognize rental revenue from operating leases on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Effective January 1, 2018, with the adoption of Topic 606, the revenue recognition process will be based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For more detailed information on Topic 606, see “Recently Issued or Adopted Accounting Pronouncements” in Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements.
Allowance for Uncollectible Accounts
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
Investments in Real Estate
With the adoption of ASU 2017-01 in January 2017 we expect the majority of our future investments in real estate investments will be accounted for as asset acquisitions and to record the purchase price to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.
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
Investment Activity
During the years ended December 31, 2017, 2016 and 2015, we had investments with an aggregate purchase price of $2.7 billion, $700.8 million and $280.9 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we had dispositions with an aggregate sales price of $85.2 million, $39.5 million and $35.7 million, respectively. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Years Ended December 31, 2017, 2016 and 2015
As of December 31, 2017, 2016 and 2015, we owned and operated approximately 24.1 million, 17.7 million and 15.5 million square feet of GLA, respectively, with a leased rate of 91.8%, 91.9% and 92.0%, respectively (includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 91.0%, 91.2% and 91.4%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the years ended December 31, 2017 and 2016, respectively, is set forth below:

	Year Ended December 31,
	2017	2016	Change	% Change
Revenues:
Rental income	$612,556	$460,563	$151,993	33.0%
Interest and other operating income	1,434	365	1,069	NM
Total revenues	613,990	460,928	153,062	33.2
Expenses:
Rental	192,147	143,751	48,396	33.7
General and administrative	33,403	28,773	4,630	16.1
Transaction	5,885	6,538	(653)	(10.0)
Depreciation and amortization	244,986	176,866	68,120	38.5
Impairment	13,922	3,080	10,842	NM
Total expenses	490,343	359,008	131,335	36.6
Income before other income (expense)	123,647	101,920	21,727	21.3
Interest expense:
Interest related to derivative financial instruments	(1,031)	(2,377)	1,346	56.6
Gain on change in fair value of derivative financial instruments, net	884	1,344	(460)	(34.2)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(147)	(1,033)	886	85.8
Interest related to debt	(85,344)	(59,769)	(25,575)	(42.8)
Gain on sale of real estate, net	37,802	8,966	28,836	NM
Loss on extinguishment of debt, net	(11,192)	(3,025)	(8,167)	NM
Income from unconsolidated joint venture	782	—	782	NM
Other income	29	286	(257)	(89.9)
Net income	$65,577	$47,345	$18,232	38.5%

NOI	$421,843	$317,177	$104,666	33.0%
Same-Property Cash NOI	$284,839	$276,865	$7,974	2.9%

Comparison of the years ended December 31, 2016 and 2015, respectively, is set forth below:

	Year Ended December 31,
	2016	2015	Change	% Change
Revenues:
Rental income	$460,563	$403,553	$57,010	14.1%
Interest and other operating income	365	269	96	35.7
Total revenues	460,928	403,822	57,106	14.1
Expenses:
Rental	143,751	123,390	20,361	16.5
General and administrative	28,773	25,578	3,195	12.5
Transaction	6,538	4,555	1,983	43.5
Depreciation and amortization	176,866	154,134	22,732	14.7
Impairment	3,080	2,581	499	19.3
Total expenses	359,008	310,238	48,770	15.7
Income before other income (expense)	101,920	93,584	8,336	8.9
Interest expense:
Interest related to derivative financial instruments	(2,377)	(3,140)	763	24.3
Gain (loss) on change in fair value of derivative financial instruments, net	1,344	(769)	2,113	NM
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(1,033)	(3,909)	2,876	73.6
Interest related to debt	(59,769)	(54,967)	(4,802)	(8.7)
Gain on sale of real estate, net	8,966	152	8,814	NM
(Loss) gain on extinguishment of debt, net	(3,025)	123	(3,148)	NM
Other income (expense)	286	(1,426)	1,712	NM
Net income	$47,345	$33,557	$13,788	41.1%

NOI	$317,177	$280,432	$36,745	13.1%
Same-Property Cash NOI	$258,307	$250,973	$7,334	2.9%
Rental Income
Rental income consisted of the following for the years ended December 31, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Contractual rental income	$589,913	$445,469	$144,444	32.4%
Straight-line rent and amortization of above and (below) market leases	13,695	8,118	5,577	68.7
Other rental revenue	8,948	6,976	1,972	28.3
Total rental income	$612,556	$460,563	$151,993	33.0%
Rental income consisted of the following for the years ended December 31, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2016	2015	Change	% Change
Contractual rental income	$445,469	$390,288	$55,181	14.1%
Straight-line rent and amortization of above and (below) market leases	8,118	8,120	(2)	—
Other rental revenue	6,976	5,145	1,831	35.6
Total rental income	$460,563	$403,553	$57,010	14.1%

Contractual rental income, which includes expense reimbursements, increased $144.4 million for the year ended December 31, 2017, compared to the December 31, 2016. This increase was primarily due to $138.9 million of additional contractual rental income from our 2016 and 2017 acquisitions (including properties owned during both periods) for the year ended December 31, 2017, and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2016 and 2017. Contractual rental income, which includes expense reimbursements, increased $55.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase was primarily due to $55.3 million of additional contractual rental income from our 2015 and 2016 acquisitions (including properties owned in both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of the buildings we sold during 2015 and 2016.
Average starting and expiring base rents for new and renewal leases consisted of the following for the years ended December 31, 2017, 2016 and 2015, respectively (in square feet and per square foot of GLA):

	Year Ended December 31,
	2017	2016	2015
New and renewal leases:
Average starting base rents	$22.58	$22.57	$23.07
Average expiring base rents	22.43	22.38	23.07

Square feet of GLA	2,712,000	1,603,000	1,000,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2017 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the years ended December 31, 2017, 2016 and 2015, respectively (in per square foot of GLA):

	Year Ended December 31,
	2017	2016	2015
New leases:
Tenant improvements	$17.98	$23.50	$25.66
Leasing commissions	1.99	3.63	4.04
Tenant concessions	2.42	3.36	5.73
Renewal leases:
Tenant improvements	$8.15	$7.34	$7.35
Leasing commissions	1.50	1.57	1.27
Tenant concessions	1.78	1.58	1.74
The average term for new and renewal leases executed consisted of the following for the years ended December 31, 2017, 2016 and 2015, respectively (in years):

	Year Ended December 31,
	2017	2016	2015
New leases	6.5	6.2	7.4
Renewal leases	4.8	4.7	5.7
Rental Expenses
For the years ended December 31, 2017, 2016 and 2015, rental expenses attributable to our properties were $192.1 million, $143.8 million and $123.4 million, respectively. The increase in rental expenses for the year ended December 31, 2017 compared to 2016, was primarily due to $51.4 million of additional rental expenses associated with our 2016 and 2017 acquisitions for the year ended December 31, 2017, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2016 and 2017. The increase in rental expenses for the year ended December 31, 2016, compared to 2015, was primarily due to $24.6 million of additional rental expenses with our 2015 and 2016 acquisitions for the year ended December 31, 2016, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2015 and 2016.

General and Administrative Expenses
For the years ended December 31, 2017, 2016 and 2015, general and administrative expenses were $33.4 million, $28.8 million and $25.6 million, respectively. These increases in general and administrative expenses were primarily due to an increase in non-cash compensation expense and an overall increase in head count due to the continued growth of the company. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the years ended December 31, 2017, 2016 and 2015, transaction expenses were $5.9 million, $6.5 million and $4.6 million, respectively. The overall increases in transaction expenses are primarily due to the increased acquisition activity. Additionally, in 2017, transaction costs reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017, including $4.6 million of non-incremental costs related to the Duke Acquisition. As a result of the adoption, a significant portion of these expenses are now capitalized as part of our investment allocations.
Depreciation and Amortization Expense
For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization expense was $245.0 million, $176.9 million and $154.1 million, respectively. These increases in depreciation and amortization expense year to year were primarily due to the increase in the size of our portfolio.
Impairment
During the year ended December 31, 2017, we recorded impairment charges of $13.9 million related to two MOBs and a portfolio of MOBs located in Massachusetts, South Carolina and Texas. During the year ended December 31, 2016, we recorded impairment charges of $3.1 million that related to two MOBs in our portfolio. During the year ended December 31, 2015 we recorded impairment charges of $2.6 million that related to two MOBs in our portfolio.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, increased by $24.2 million during the year ended December 31, 2017, compared to 2016. The increase was primarily the result of higher average debt outstanding during the year ended December 31, 2017, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued in July 2016 at a coupon rate of 3.50% per annum, the $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively.
During the year ended December 31, 2017, the fair market value of our derivatives increased $0.9 million compared to a net increase of $1.3 million during the year ended December 31, 2016. During the year ended December 31, 2016, the fair market value of our derivatives increased $1.3 million, compared to a net decrease of $0.8 million during the year ended December 31, 2015.
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
Gain on Sales of Real Estate
For the year ended December 31, 2017, we realized gains of $37.8 million from the disposition of four MOBs located in Wisconsin, California and Texas. For the year ended December 31, 2016, we realized net gains of $9.0 million from the disposition of six senior care facilities located in Texas and California. For the year ended December 31, 2015, we realized net gains of $0.2 million from the disposition of six MOBs.
Gain or Loss on Extinguishment of Debt
For the year ended December 31, 2017 and 2016, we realized a net loss on extinguishment of debt of $11.2 million and $3.0 million, respectively. For the year ended December 31, 2015, we realized a net gain on extinguishment of debt of $0.1 million. The increased loss in 2017 was primarily due to fees we incurred in connection with the execution and our termination of the senior unsecured bridge loan facility (the “Bridge Loan Facility”) as part of the Duke Acquisition.

Other Income and Expense
For the year ended December 31, 2017 and 2016, we had other income of $29,000 and $0.3 million, respectively. For the year ended December 31, 2015, we had other expense of $1.4 million. The net decrease for the year ended December 31, 2015, compared to 2016, was primarily due to the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into upon the date of acquisition.
NOI and Same-Property Cash NOI
NOI increased $104.7 million to $421.8 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily due to $96.2 million of additional NOI from our 2016 and 2017 acquisitions for the year ended December 31, 2017, partially offset by a decrease in NOI as a result of the buildings we sold during 2016 and 2017 and a reduction in straight-line rent from properties we owned more than a year. NOI increased $36.7 million to $317.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increases was primarily due to $35.8 million of additional NOI from our 2015 and 2016 acquisitions, partially offset by a decrease in NOI as a result of the buildings we sold during 2015 and 2016, and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $8.0 million to $284.8 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. Same-Property Cash NOI increased $7.3 million to $258.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. These increases were primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$63,916	$45,912	$32,931
Depreciation and amortization expense related to investments in real estate	243,221	175,544	152,846
Gain on sale of real estate, net	(37,802)	(8,966)	(152)
Impairment	13,922	3,080	2,581
Proportionate share of joint venture depreciation and amortization	969	—	—
FFO attributable to common stockholders	$284,226	$215,570	$188,206
Transaction expenses (1)	1,242	6,538	4,555
(Gain) loss on change in fair value of derivative financial instruments, net	(884)	(1,344)	769
Loss (gain) on extinguishment of debt, net	11,192	3,025	(123)
Noncontrolling income from partnership units included in diluted shares	1,538	1,315	514
Other normalizing items, net (2) (3) (4)	4,643	117	1,999
Normalized FFO attributable to common stockholders	$301,957	$225,221	$195,920

Net income attributable to common stockholders per diluted share	$0.34	$0.33	$0.26
FFO adjustments per diluted share, net	1.19	1.21	1.21
FFO attributable to common stockholders per diluted share	$1.53	$1.54	$1.47
Normalized FFO adjustments per diluted share, net	0.10	0.07	0.06
Normalized FFO attributable to common stockholders per diluted share	$1.63	$1.61	$1.53

Weighted average diluted common shares outstanding	185,278	140,259	128,004

(1) For the year ended December 31, 2017, amounts reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the year ended December 31, 2017, other normalizing items include $4.6 million of non-incremental costs related to the Duke Acquisition that were included in transaction expenses on HTA’s consolidated statements of operations.

(3) For the years ended December 31, 2017 and 2016, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.
(4) For the year ended December 31, 2015, other normalizing items primarily include the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into at the time of acquisition of our Florida portfolio that was acquired in December 2013.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per unit data):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common unitholders	$65,454	$47,227	$33,445
Depreciation and amortization expense related to investments in real estate	243,221	175,544	152,846
Gain on sale of real estate, net	(37,802)	(8,966)	(152)
Impairment	13,922	3,080	2,581
Proportionate share of joint venture depreciation and amortization	969	—	—
FFO attributable to common unitholders	$285,764	$216,885	$188,720
Transaction expenses (1)	1,242	6,538	4,555
(Gain) loss on change in fair value of derivative financial instruments, net	(884)	(1,344)	769
Loss (gain) on extinguishment of debt, net	11,192	3,025	(123)
Other normalizing items, net (2)	4,643	117	1,999
Normalized FFO attributable to common unitholders	$301,957	$225,221	$195,920

Net income attributable to common unitholders per diluted unit	$0.35	$0.34	$0.26
FFO adjustments per diluted unit, net	1.19	1.21	1.21
FFO attributable to common unitholders per diluted unit	$1.54	$1.55	$1.47
Normalized FFO adjustments per diluted unit, net	0.09	0.06	0.06
Normalized FFO attributable to common unitholders per diluted unit	$1.63	$1.61	$1.53

Weighted average diluted common units outstanding	185,278	140,259	128,079

(1) For the year ended December 31, 2017, amounts reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the year ended December 31, 2017, other normalizing items include $4.6 million of non-incremental costs related to the Duke Acquisition that were included in transaction expenses on HTALP’s consolidated statements of operations.

(3) For the years ended December 31, 2017 and 2016, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.
(4) For the year ended December 31, 2015, other normalizing items primarily include the acceleration of management fees paid in connection with an acquisition-related management agreement that was entered into at the time of acquisition of our Florida portfolio that was acquired in December 2013.

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

To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned and operational properties referred to as “Same-Property”. Same-Property Cash NOI excludes properties which have not been owned and operated by us during the entire span of all periods presented, excluding properties intended for disposition in the near term, development and land parcels, our share of unconsolidated joint ventures, notes receivable interest income and certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTALP’s NOI, and Cash NOI to net income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$65,577	$47,345	$33,557
General and administrative expenses	33,403	28,773	25,578
Transaction expenses (1)	5,885	6,538	4,555
Depreciation and amortization expense	244,986	176,866	154,134
Impairment	13,922	3,080	2,581
Interest expense and net change in fair value of derivative financial instruments	85,491	60,802	58,876
Gain on sale of real estate, net	(37,802)	(8,966)	(152)
Loss (gain) on extinguishment of debt, net	11,192	3,025	(123)
Income from unconsolidated joint venture	(782)	—	—
Other (income) expense	(29)	(286)	1,426
NOI	$421,843	$317,177	$280,432
Straight-line rent adjustments, net	(8,637)	(4,159)	(6,917)
Amortization of (below) and above market leases/leasehold interests, net and lease termination fees	354	682	2,317
Cash NOI	$413,560	$313,700	$275,832

(1) For the year ended December 31, 2017, transaction costs reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017. Additionally, for the year ended December 31, 2017, transaction costs included $4.6 million of non-incremental costs related to the Duke Acquisition.

The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Cash NOI	$413,560	$313,700
Notes receivable interest income	(1,193)	(183)
Non Same-Property Cash NOI	(127,528)	(36,652)
Same-Property Cash NOI (1)	$284,839	$276,865

(1) Same-Property includes 295 buildings for the years ended December 31, 2017 and 2016.
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

Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from our dispositions. During the next 12 months our primary uses of cash are expected to include: (a) the funding of acquisitions of MOBs, development properties and other facilities that serve the healthcare industry; (b) capital expenditures; (c) the payment of operating expenses; (d) debt service payments, including principal payments; and (e) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Investments and maturing indebtedness may require funds from the issuance of debt and/or equity securities or proceeds from sales of real estate.
As of December 31, 2017, we had liquidity of $1.2 billion, including $991.2 million available under our unsecured revolving credit facility (which includes the impact of $8.8 million of outstanding letters of credit), $100.4 million of cash and cash equivalents and a $75.0 million forward commitment.
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
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2017, we estimate that our expenditures for capital improvements for 2018 will range from $35.0 million to $45.0 million depending on leasing activity. As of December 31, 2017, we had $3.1 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,			Current Year Change	Prior Year Change
	2017	2016	2015
Cash, cash equivalents and restricted cash - beginning of year (1)	$25,045	$28,962	$31,212	$(3,917)	$(2,250)
Net cash provided by operating activities	307,543	203,695	191,095	103,848	12,600
Net cash used in investing activities (1)	(2,455,096)	(608,393)	(274,171)	(1,846,703)	(334,222)
Net cash provided by financing activities	2,241,068	400,781	80,826	1,840,287	319,955
Cash, cash equivalents and restricted cash - end of year (1)	$118,560	$25,045	$28,962	$93,515	$(3,917)

(1) The amounts for 2015 and 2016 differ from amounts previously reported in our Annual Reports for the years ended December 31, 2015 and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017. Additionally the presentation of beginning of year and end of year cash now includes restricted cash as a result of the adoption of ASU 2016-18.

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

For the year ended December 31, 2017, net cash used in investing activities primarily related to the investment in real estate of $2.4 billion, investment in an unconsolidated joint venture of $68.8 million, and capital expenditures of $64.8 million, partially offset by proceeds from the sale of real estate of $80.6 million. For the year ended December 31, 2016, net cash used in investing activities primarily related to the investment in real estate of $592.0 million and capital expenditures of $43.0 million, partially offset by proceeds from the sale of real estate of $26.6 million. For the year ended December 31, 2015, net cash used in investing activities primarily related to investments in real estate of $279.3 million and capital expenditures of $29.3 million, partially offset by proceeds from the sales of real estate of $34.6 million. We anticipate cash flows used in investing activities to increase as we continue to acquire more properties.
For the year ended December 31, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $1.7 billion and net proceeds on the issuance of senior notes of $900.0 million, partially offset by dividends paid to holders of our common stock of $207.1 million, net payments on our unsecured revolving credit facility of $88.0 million, and payments on our secured mortgage loans of $77.0 million. For the year ended December 31, 2016, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $418.9 million and proceeds from unsecured senior notes of $347.7 million, partially offset by dividends paid to holders of our common stock of $159.2 million, net payments on our unsecured revolving credit facility of $130.0 million, and payments on our secured mortgage loans of $110.9 million. For the year ended December 31, 2015, net cash provided by financing activities primarily related to related to net borrowings of $282.0 million on our Unsecured Credit Agreement and net proceeds of shares of common stock issued of $44.3 million, partially offset by dividends paid to holders of our common stock of $146.4 million and payments on our mortgage loans of $94.9 million.
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
For the year ended December 31, 2017, we paid cash dividends of $207.1 million on our own common stock. In January 2018, we paid cash dividends on our own common stock of $62.5 million for the quarter ended December 31, 2017. On February 15, 2018, our Board of Directors announced a quarterly dividend of $0.305 per share/unit of common stock to be paid on April 10, 2018 to stockholders of record of our common stock and OP unitholders on April 3, 2018.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of December 31, 2017, our leverage ratio, measured by net debt (total debt less cash and cash equivalents) to total capitalization, was 29.9%.
As of December 31, 2017, we had debt outstanding of $2.8 billion and the weighted average interest rate therein was 3.50% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
On July 27, 2017, HTALP entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion. As of December 31, 2017, $991.2 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of December 31, 2017, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million also maturing in 2023.
Unsecured Senior Notes

As of December 31, 2017, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $400.0 million maturing in 2022, $300.0 million maturing in 2023, $350.0 million maturing in 2026, and $500.0 million maturing in 2027.
Mortgage Loans
In June 2017, as a part of the Duke Acquisition pursuant to a requirement of the seller, we entered as the borrower a $286.0 million Promissory Note which matures in January 2020. In addition, during the year ended December 31, 2017, we made payments on our mortgage loans of $77.0 million loans and have $102.5 million of principal payments due in 2018.
Commitments and Contingencies
See Note 9 - Commitments and Contingencies to our accompanying consolidated financial statements for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2017, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2017 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$102,513	$254,354	$768,835	$1,676,740	$2,802,442
Interest (1)	99,026	183,447	162,737	106,978	552,188
Ground lease and other operating lease obligations	10,908	22,212	22,898	916,180	972,198
Total	$212,447	$460,013	$954,470	$2,699,898	$4,326,828

(1) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2017 and excludes the impact of our interest rate swaps.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2017, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The table below presents, as of December 31, 2017, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of interest rate swaps, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$101,463	$106,557	$119,555	$305,263	$462,530	$1,169,156	$2,264,524
Weighted average interest rate on fixed rate debt (per annum)	4.08%	4.21%	4.42%	3.41%	3.29%	3.67%	3.63%
Variable rate debt	$1,050	$1,119	$27,123	$509	$533	$507,584	$537,918
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2017 (per annum)	3.47%	3.91%	3.67%	4.77%	4.79%	3.69%	2.93%
As of December 31, 2017, we had $2.8 billion of fixed and variable rate debt with interest rates ranging from 2.61% to 6.39% per annum and a weighted average interest rate of 3.49% per annum, excluding the impact of interest rate swaps. We had $2.3 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.63% per annum and $537.9 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 2.93% per annum as of December 31, 2017, excluding the impact of interest rate swaps.
As of December 31, 2017, the fair value of our fixed rate debt was $2.3 billion and the fair value of our variable rate debt was $539.2 million based upon prevailing market rates as of December 31, 2017.
As of December 31, 2017, we had interest rate swaps outstanding that effectively fix $189.4 million of our variable rate debt. Including the impact of these interest rate swaps, the effective rate on our variable rate and total debt is 2.98% and 3.50% per annum, respectively.
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
As of December 31, 2017, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2017.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.
(c) Changes in internal control over financial reporting.  We acquired the Duke assets during the year ended December 31, 2017 and have integrated the assets and development platform on to our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the Duke assets, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
February 20, 2018

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
As of December 31, 2017, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2017.
(b) Management’s report on internal control over financial reporting.  HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2017.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting.  We acquired the Duke assets during the year ended December 31, 2017 and have integrated the assets and development platform on to our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the Duke assets, there were no changes in HTALP’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 20, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in HTA’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2018.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in HTA’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in HTA’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2018.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Valuation and Qualifying Accounts (Schedule II)	106
Real Estate and Accumulated Depreciation (Schedule III)	107
Mortgage Loans on Real Estate Assets (Schedule IV)	114
All other schedules have been omitted because they are inapplicable.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signature section of this Annual Report) are incorporated by reference into this Annual Report.
(b) Exhibits:
See Item 15(a)(1) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the consolidated financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 20, 2018

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America Holdings, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, comprehensive income (loss) and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 20, 2018

We have served as the Company’s auditor since 2013.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2017	2016
ASSETS
Real estate investments:
Land	$485,319	$386,526
Building and improvements	5,830,824	3,466,516
Lease intangibles	639,199	467,571
Construction in progress	14,223	—
	6,969,565	4,320,613
Accumulated depreciation and amortization	(1,021,691)	(817,593)
Real estate investments, net	5,947,874	3,503,020
Investment in unconsolidated joint venture	68,577	—
Cash and cash equivalents	100,356	11,231
Restricted cash	18,204	13,814
Receivables and other assets, net	207,857	173,461
Other intangibles, net	106,714	46,318
Total assets	$6,449,582	$3,747,844
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,781,031	$1,768,905
Accounts payable and accrued liabilities	167,852	105,034
Derivative financial instruments - interest rate swaps	1,089	1,920
Security deposits, prepaid rent and other liabilities	61,222	49,859
Intangible liabilities, net	68,203	37,056
Total liabilities	3,079,397	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	6,737	4,653
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 204,892,118 and 141,719,134 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2,049	1,417
Additional paid-in capital	4,508,528	2,754,818
Accumulated other comprehensive loss	274	—
Cumulative dividends in excess of earnings	(1,232,069)	(1,068,961)
Total stockholders’ equity	3,278,782	1,687,274
Noncontrolling interests	84,666	93,143
Total equity	3,363,448	1,780,417
Total liabilities and equity	$6,449,582	$3,747,844

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$612,556	$460,563	$403,553
Interest and other operating income	1,434	365	269
Total revenues	613,990	460,928	403,822
Expenses:
Rental	192,147	143,751	123,390
General and administrative	33,403	28,773	25,578
Transaction	5,885	6,538	4,555
Depreciation and amortization	244,986	176,866	154,134
Impairment	13,922	3,080	2,581
Total expenses	490,343	359,008	310,238
Income before other income (expense)	123,647	101,920	93,584
Interest expense:
Interest related to derivative financial instruments	(1,031)	(2,377)	(3,140)
Gain (loss) on change in fair value of derivative financial instruments, net	884	1,344	(769)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(147)	(1,033)	(3,909)
Interest related to debt	(85,344)	(59,769)	(54,967)
Gain on sale of real estate, net	37,802	8,966	152
(Loss) gain on extinguishment of debt, net	(11,192)	(3,025)	123
Income from unconsolidated joint venture	782	—	—
Other income (expense)	29	286	(1,426)
Net income	$65,577	$47,345	$33,557
Net income attributable to noncontrolling interests (1)	(1,661)	(1,433)	(626)
Net income attributable to common stockholders	$63,916	$45,912	$32,931
Earnings per common share - basic:
Net income attributable to common stockholders	$0.35	$0.34	$0.26
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.34	$0.33	$0.26
Weighted average common shares outstanding:
Basic	181,064	136,620	126,074
Diluted	185,278	140,259	128,004

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$65,577	$47,345	$33,557

Other comprehensive gain (loss)
Change in unrealized gains on cash flow hedges	280	—	—
Total other comprehensive gain	280	—	—

Total comprehensive income	65,857	47,345	33,557
Comprehensive income attributable to noncontrolling interests	(1,544)	(1,315)	(514)
Total comprehensive income attributable to common stockholders	$64,313	$46,030	$33,043
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	125,087	$1,251	$2,281,932	$—	$(836,044)	$1,447,139	$29,282	$1,476,421
Issuance of common stock, net	1,800	18	43,631	—	—	43,649	—	43,649
Share-based award transactions, net	202	2	5,722	—	—	5,724	—	5,724
Repurchase and cancellation of common stock	(62)	(1)	(1,666)	—	—	(1,667)	—	(1,667)
Redemption of noncontrolling interest and other	—	—	(813)	—	—	(813)	—	(813)
Dividends ($1.170 per common share)	—	—	—	—	(147,539)	(147,539)	(2,262)	(149,801)
Net income	—	—	—	—	32,931	32,931	514	33,445
Balance as of December 31, 2015	127,027	1,270	2,328,806	—	(950,652)	1,379,424	27,534	1,406,958
Issuance of common stock, net	14,138	141	417,022	—	—	417,163	—	417,163
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	74,460	74,460
Share-based award transactions, net	391	4	7,067	—	—	7,071	—	7,071
Repurchase and cancellation of common stock	(94)	(1)	(2,641)	—	—	(2,642)	—	(2,642)
Redemption of noncontrolling interest and other	257	3	4,564	—	—	4,567	(5,709)	(1,142)
Dividends declared ($1.190 per common share)	—	—	—	—	(164,221)	(164,221)	(4,457)	(168,678)
Net income	—	—	—	—	45,912	45,912	1,315	47,227
Balance as of December 31, 2016	141,719	1,417	2,754,818	—	(1,068,961)	1,687,274	93,143	1,780,417
Issuance of common stock, net	62,823	628	1,746,328	—	—	1,746,956	—	1,746,956
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	1,125	1,125
Share-based award transactions, net	230	3	6,867	—	—	6,870	—	6,870
Repurchase and cancellation of common stock	(116)	(1)	(3,412)	—	—	(3,413)	—	(3,413)
Redemption of noncontrolling interest and other	236	2	3,927	—	—	3,929	(5,943)	(2,014)
Dividends declared ($1.210 per common share)	—	—	—	—	(227,024)	(227,024)	(5,203)	(232,227)
Net income	—	—	—	—	63,916	63,916	1,538	65,454
Other comprehensive gain	—	—	—	274	—	274	6	280
Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$65,577	$47,345	$33,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	239,044	175,285	151,614
Share-based compensation expense	6,870	7,071	5,724
Bad debt expense	438	846	828
Impairment	13,922	3,080	2,581
Income from unconsolidated joint venture	(782)	—	—
Distributions from unconsolidated joint venture	750	—	—
Gain on sale of real estate, net	(37,802)	(8,966)	(152)
Loss (gain) on extinguishment of debt, net	11,192	3,025	(123)
Change in fair value of derivative financial instruments	(884)	(1,344)	769
Changes in operating assets and liabilities:
Receivables and other assets, net	(33,733)	(22,080)	(7,508)
Accounts payable and accrued liabilities	37,406	2,171	(6,284)
Prepaid rent and other liabilities	5,545	(2,738)	10,089
Net cash provided by operating activities	307,543	203,695	191,095
Cash flows from investing activities:
Investments in real estate	(2,383,581)	(591,954)	(279,334)
Investment in unconsolidated joint venture	(68,839)	—	—
Development of real estate	(25,191)	—	—
Proceeds from the sale of real estate	80,640	26,555	34,629
Capital expenditures	(64,833)	(42,994)	(29,270)
Collection of real estate notes receivable	9,964	—	—
Advances on real estate notes receivable	(3,256)	—	—
Other assets	—	—	(196)
Net cash used in investing activities	(2,455,096)	(608,393)	(274,171)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	570,000	574,000	454,000
Payments on unsecured revolving credit facility	(658,000)	(704,000)	(272,000)
Proceeds from unsecured senior notes	900,000	347,725	—
Borrowings on unsecured term loans	—	200,000	100,000
Payments on unsecured term loans	—	(155,000)	—
Payments on secured mortgage loans	(77,024)	(110,935)	(94,856)
Deferred financing costs	(16,904)	(3,191)	(204)
Debt extinguishment costs	(10,571)	—	—
Security deposits	2,419	924	(243)
Proceeds from issuance of common stock	1,746,956	418,891	44,324
Issuance of operating partnership units	—	2,706	—
Repurchase and cancellation of common stock	(3,413)	(2,642)	(1,667)
Dividends paid	(207,087)	(159,174)	(146,372)
Distributions paid to noncontrolling interest of limited partners	(5,308)	(3,951)	(2,156)
Redemption of redeemable noncontrolling interest	—	(4,572)	—
Net cash provided by financing activities	2,241,068	400,781	80,826
Net change in cash, cash equivalents and restricted cash	93,515	(3,917)	(2,250)
Cash, cash equivalents and restricted cash - beginning of year	25,045	28,962	31,212
Cash, cash equivalents and restricted cash - end of year	$118,560	$25,045	$28,962
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2017	2016
ASSETS
Real estate investments:
Land	$485,319	$386,526
Building and improvements	5,830,824	3,466,516
Lease intangibles	639,199	467,571
Construction in progress	14,223	—
	6,969,565	4,320,613
Accumulated depreciation and amortization	(1,021,691)	(817,593)
Real estate investments, net	5,947,874	3,503,020
Investment in unconsolidated joint venture	68,577	—
Cash and cash equivalents	100,356	11,231
Restricted cash	18,204	13,814
Receivables and other assets, net	207,857	173,461
Other intangibles, net	106,714	46,318
Total assets	$6,449,582	$3,747,844
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,781,031	$1,768,905
Accounts payable and accrued liabilities	167,852	105,034
Derivative financial instruments - interest rate swaps	1,089	1,920
Security deposits, prepaid rent and other liabilities	61,222	49,859
Intangible liabilities, net	68,203	37,056
Total liabilities	3,079,397	1,962,774
Commitments and contingencies
Redeemable noncontrolling interests	6,737	4,653
Partners’ Capital:
Limited partners’ capital, 4,124,148 and 4,323,095 units issued and outstanding as of December 31, 2017 and 2016, respectively	84,396	92,873
General partners’ capital, 204,892,118 and 141,719,134 units issued and outstanding as of December 31, 2017 and 2016, respectively	3,279,052	1,687,544
Total partners’ capital	3,363,448	1,780,417
Total liabilities and partners’ capital	$6,449,582	$3,747,844
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$612,556	$460,563	$403,553
Interest and other operating income	1,434	365	269
Total revenues	613,990	460,928	403,822
Expenses:
Rental	192,147	143,751	123,390
General and administrative	33,403	28,773	25,578
Transaction	5,885	6,538	4,555
Depreciation and amortization	244,986	176,866	154,134
Impairment	13,922	3,080	2,581
Total expenses	490,343	359,008	310,238
Income before other income (expense)	123,647	101,920	93,584
Interest expense:
Interest related to derivative financial instruments	(1,031)	(2,377)	(3,140)
Gain (loss) on change in fair value of derivative financial instruments, net	884	1,344	(769)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(147)	(1,033)	(3,909)
Interest related to debt	(85,344)	(59,769)	(54,967)
Gain on sale of real estate, net	37,802	8,966	152
(Loss) gain on extinguishment of debt, net	(11,192)	(3,025)	123
Income from unconsolidated joint venture	782	—	—
Other income (expense)	29	286	(1,426)
Net income	$65,577	$47,345	$33,557
Net income attributable to noncontrolling interests	(123)	(118)	(112)
Net income attributable to common unitholders	$65,454	$47,227	$33,445
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.35	$0.34	$0.26
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.35	$0.34	$0.26
Weighted average common units outstanding:
Basic	185,261	140,259	128,079
Diluted	185,278	140,259	128,079
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$65,577	$47,345	$33,557

Other comprehensive gain (loss)
Change in unrealized gains on cash flow hedges	280	—	—
Total other comprehensive gain	280	—	—

Total comprehensive income	65,857	47,345	33,557
Comprehensive income attributable to noncontrolling interests	(123)	(118)	(112)
Total comprehensive income attributable to common unitholders	$65,734	$47,227	$33,445
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2014	125,087	$1,447,409	2,155	$29,012	$1,476,421
Issuance of general partner units, net	1,800	43,649	—	—	43,649
Share-based award transactions, net	202	5,724	(225)	—	5,724
Redemption and cancellation of general partner units	(62)	(1,667)	—	—	(1,667)
Redemption of limited partner units and other	—	(813)	—	—	(813)
Distributions ($1.170 per common unit)	—	(147,539)	—	(2,262)	(149,801)
Net income	—	32,931	—	514	33,445
Balance as of December 31, 2015	127,027	1,379,694	1,930	27,264	1,406,958
Issuance of general partner units, net	14,138	417,163	—	—	417,163
Issuance of limited partner units in connection with an acquisition	—	—	2,650	74,460	74,460
Share-based award transactions, net	391	7,071	—	—	7,071
Redemption and cancellation of general partner units	(94)	(2,642)	—	—	(2,642)
Redemption of limited partner units and other	257	4,567	(257)	(5,709)	(1,142)
Distributions declared ($1.190 per common unit)	—	(164,221)	—	(4,457)	(168,678)
Net income	—	45,912	—	1,315	47,227
Balance as of December 31, 2016	141,719	1,687,544	4,323	92,873	1,780,417
Issuance of general partner units, net	62,823	1,746,956	—	—	1,746,956
Issuance of limited partner units in connection with an acquisition	—	—	38	1,125	1,125
Share-based award transactions, net	230	6,870	—	—	6,870
Redemption and cancellation of general partner units	(116)	(3,413)	—	—	(3,413)
Redemption of limited partner units and other	236	3,929	(237)	(5,943)	(2,014)
Distributions declared ($1.210 per common unit)	—	(227,024)	—	(5,203)	(232,227)
Net income	—	63,916	—	1,538	65,454
Other comprehensive gain	—	274	—	6	280
Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$65,577	$47,345	$33,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	239,044	175,285	151,614
Share-based compensation expense	6,870	7,071	5,724
Bad debt expense	438	846	828
Impairment	13,922	3,080	2,581
Income from unconsolidated joint venture	(782)	—	—
Distributions from unconsolidated joint venture	750	—	—
Gain on sale of real estate, net	(37,802)	(8,966)	(152)
Loss (gain) on extinguishment of debt, net	11,192	3,025	(123)
Change in fair value of derivative financial instruments	(884)	(1,344)	769
Changes in operating assets and liabilities:
Receivables and other assets, net	(33,733)	(22,080)	(7,508)
Accounts payable and accrued liabilities	37,406	2,171	(6,284)
Prepaid rent and other liabilities	5,545	(2,738)	10,089
Net cash provided by operating activities	307,543	203,695	191,095
Cash flows from investing activities:
Investments in real estate	(2,383,581)	(591,954)	(279,334)
Investment in unconsolidated joint venture	(68,839)	—	—
Development of real estate	(25,191)	—	—
Proceeds from the sale of real estate	80,640	26,555	34,629
Capital expenditures	(64,833)	(42,994)	(29,270)
Collection of real estate notes receivable	9,964	—	—
Advances on real estate notes receivable	(3,256)	—	—
Other assets	—	—	(196)
Net cash used in investing activities	(2,455,096)	(608,393)	(274,171)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	570,000	574,000	454,000
Payments on unsecured revolving credit facility	(658,000)	(704,000)	(272,000)
Proceeds from unsecured senior notes	900,000	347,725	—
Borrowings on unsecured term loans	—	200,000	100,000
Payments on unsecured term loans	—	(155,000)	—
Payments on secured mortgage loans	(77,024)	(110,935)	(94,856)
Deferred financing costs	(16,904)	(3,191)	(204)
Debt extinguishment costs	(10,571)	—	—
Security deposits	2,419	924	(243)
Proceeds from issuance of general partner units	1,746,956	418,891	44,324
Issuance of limited partner units	—	2,706	—
Repurchase and cancellation of general partner units	(3,413)	(2,642)	(1,667)
Distributions paid to general partner	(207,087)	(159,174)	(146,372)
Distributions paid to limited partners and redeemable noncontrolling interests	(5,308)	(3,951)	(2,156)
Redemption of redeemable noncontrolling interest	—	(4,572)	—
Net cash provided by financing activities	2,241,068	400,781	80,826
Net change in cash, cash equivalents and restricted cash	93,515	(3,917)	(2,250)
Cash, cash equivalents and restricted cash - beginning of year	25,045	28,962	31,212
Cash, cash equivalents and restricted cash - end of year	$118,560	$25,045	$28,962
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership. As of December 31, 2017, HTA owned a 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining partnership interest (including the LTIP Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control. HTA operates in an umbrella partnership REIT structure in which HTALP and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of HTALP. As a result, HTA does not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducts the operations of the business and issues publicly-traded debt, but has no publicly-traded equity.
HTA is the largest publicly-traded REIT focused on MOBs in the U.S. as measured by the GLA of our MOBs. HTA conducts substantially all of its operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery, and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional full-service property management, leasing and development services platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio. HTA has qualified to be taxed as a REIT for federal income tax purposes and intends to continue to be taxed as a REIT.
Since 2006, we have invested $7.0 billion to create a portfolio of MOBs, development projects and other healthcare assets consisting of approximately 24.1 million square feet of GLA throughout the U.S. As of December 31, 2017, 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of December 31, 2017. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years. As of December 31, 2017, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
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
Principles of Consolidation
The consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests in our consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued OP Units in HTALP. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2017, 2016 and 2015, there were approximately 4.1 million, 4.3 million and 1.9 million, respectively, of OP Units issued and outstanding.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassification
In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18 Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in cash, cash equivalents and restricted cash or restricted cash equivalents. Therefore, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year and end of year amounts shown on the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2017, and as a result of the adoption, the guidance requires retrospective adoption for all periods presented. The following table represents the previously reported balances and the reclassified balances for the impacted items of the December 31, 2016 and 2015 consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cash flows from investing activities:
Other assets (1)	$2,078	$—	$4,711	$(196)
Net cash used in investing activities	(606,315)	(608,393)	(269,264)	(274,171)

Net change in cash, cash equivalents and restricted cash (2)	$(1,839)	$(3,917)	$2,657	$(2,250)
Cash, cash equivalents and restricted cash - beginning of year (2)	13,070	28,962	10,413	31,212
Cash, cash equivalents and restricted cash - end of year (2)	$11,231	$25,045	$13,070	$28,962

(1) Prior to adoption of ASU 2016-18 line item description was Restricted cash, escrow deposits and other assets.
(2) With the adoption of ASU 2016-18 line item description now includes restricted cash.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash is comprised of reserve accounts for property taxes, insurance, capital improvements and tenant improvements as well as collateral accounts for debt and interest rate swaps and deposits for future investments.
With our adoption of ASU 2016-18 the following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$100,356	$11,231	$13,070
Restricted cash	18,204	13,814	15,892
Total cash, cash equivalents and restricted cash	$118,560	$25,045	$28,962
Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are recorded as straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements. Effective January 1, 2018, with the adoption of Topic 606 and corresponding amendments, the revenue recognition process will be based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As a REIT, our revenue is primarily generated through leasing contracts, which are excluded from Topic 606. The impact of Topic 606 will be concentrated in the recognition of our non-lease revenue streams. For more detailed information on Topic 606 see “Recently Issued or Adopted Accounting Pronouncements” below.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tenant Receivables and Allowance for Uncollectible Accounts
Tenant receivables and straight-line rent receivables are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2017 and 2015, we had $2.2 million in allowances for uncollectible accounts. As of December 31, 2016, we had $2.0 million in allowances for uncollectible accounts. During the year ended December 31, 2017, we recorded bad debt expense of $0.4 million. During the years ended December 31, 2016 and 2015, we recorded bad debt expense of $0.8 million
Investments in Real Estate
With the adoption of ASU 2017-01 in January 2017 we expect the majority of our future investments in real estate investments will be accounted for as asset acquisitions and to record the purchase price to tangible and intangible assets and liabilities based on their respective fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.
With the assistance of independent valuation specialists, we record the purchase price of completed investments in real estate associated with tangible and intangible assets and liabilities based on their fair values. The tangible assets (land and building and improvements) are determined based upon the value of the property as if it were to be replaced or as if it were vacant using discounted cash flow models similar to those used by market participants. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable completed acquisition property is inclusive of above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed, any contingent consideration and acquisition related expenses.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 193 months. Furniture, fixtures and equipment is depreciated over five years. Depreciation expense of buildings and improvements for the years ended December 31, 2017, 2016 and 2015, was $172.6 million, $118.7 million and $101.2 million, respectively.
Development
We capitalize interest, direct and indirect project costs associated with the initial construction up to the time the property is substantially complete and ready for its intended use. In addition, we capitalize costs, including real estate taxes, insurance and utilities, that have been allocated to vacant space based on the square footage of the portion of the building not held available for immediate occupancy during the extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. We cease capitalization of all project costs on extended lease-up periods when significant activities have ceased, which does not exceed the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy.
Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. We did not classify any assets as held for sale for the years ended December 31, 2017, 2016 and 2015.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the years ended December 31, 2017, 2016 and 2015, we recorded impairment charges of $13.9 million, $3.1 million and $2.6 million, respectively.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amounts of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2017, 2016 and 2015, there were no impairment losses.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income or loss and any distributions from the joint venture. As of December 31, 2017, we had a 50% interest in one such investment with a carrying value, maximum exposure to risk, of $68.6 million, which is recorded in investment in unconsolidated joint venture in the accompanying consolidated balance sheets. We record our share of net income (loss) in income (loss) from unconsolidated joint venture in the accompanying consolidated statements of operations. For the year ended December 31, 2017, we recognized income of $0.8 million. Our unconsolidated joint venture was acquired in 2017 and as such, there was no income (loss) or distributions for the years ended December 31, 2016 or 2015.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 1, 2017, we adopted ASU 2016-15, as described below in “Recently Issued or Adopted Accounting Pronouncements”, which clarifies the guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. As part of this adoption we have elected the cumulative earnings approach for the treatment and classification of our distributions received from our unconsolidated joint venture. As such, these distributions received from our unconsolidated joint venture will be included as a component to net cash provided by operating activities in our accompanying consolidated statements of cash flows.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. To qualify for hedge accounting, derivative financial instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions.
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value. Changes in fair value of derivative financial instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are included as a component of interest expense in our accompanying consolidated statements of operations. Changes in fair value of derivative financial instruments designated in qualifying cash flow hedging relationships related to the effective portion are included in other comprehensive gain (loss) in our accompanying consolidated statements of comprehensive income (loss), whereas changes in fair value related to the ineffective portion are included as a component of interest expense in our accompanying consolidated statements of operations.
The valuation of our derivative financial instruments are determined with the assistance of an independent valuation specialist using a proprietary model that utilizes widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and observable inputs. The proprietary model reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
In addition, we formally document all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions prior to or contemporaneous with entering into the derivative financial instrument. We also assess, at inception of the hedging relationship and on a quarterly basis, whether the derivative financial instruments are highly effective in offsetting the designated risks associated with the respective hedged items.
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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $404.1 million as of December 31, 2017.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2017, we had cash balances of $56.2 million in excess of Federal Deposit Insurance Corporation insured limits.
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
We adopted ASU 2016-15 as of January 1, 2017 and applied the standard retrospectively for all periods presented. Based on our final assessment we have determined that the presentation of debt prepayments or debt extinguishment costs and distributions from equity method investments are directly applicable to us. Debt prepayments or debt extinguishment costs are currently classified as a component to net cash used by financing activities in our accompanying statements of cash flows and will continue to be recorded as such. As part of the adoption, we have elected the cumulative earnings approach for the treatment and classification of distributions received from unconsolidated joint venture. These distributions will be reported as a component to net cash provided by operating activities in our accompanying consolidated statements of cash flows. There will be no reclassifications or material impacts on our consolidated financial statements as a result of this adoption.

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
We adopted ASU 2016-18 as of January 1, 2017 and applied the standard retrospectively for all periods presented. Restricted cash and escrow deposits consist primarily of cash escrowed for real estate acquisitions, real estate taxes, property insurance and capital improvements. We will provide a reconciliation of the changes in cash, cash equivalents and restricted cash within our accompanying consolidated balance sheets to the consolidated statement of cash flows. We will also provide a reclassification disclosure for the movement of restricted cash out of cash flows from investing activities.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a brief description of recently issued accounting pronouncements:

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
Topic 606; collectively, ASU 2014-09, 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-05, ASU 2017-10, ASU 2017-13 and ASU 2017-14
Revenue from Contracts with Customers
(Issued May 2014, August 2015, March 2016, April 2016, May 2016, December 2016, February 2017, May 2017, September 2017 and November 2017)

In May 2014, the FASB issued Topic 606. The objective of Topic 606 is to establish a comprehensive new five-step model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to Topic 606. Topic 606 does not apply to revenue from lease contracts until the adoption of the new leases standard in ASU 2016-02, in January 2019.

ASU 2017-05 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset. Once an entity transfers control of the nonfinancial asset, the entity is required to measure any nonconrolling interest it receives or retains at fair value. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest resulting in only partial gain recognition by the entity, however, the new guidance eliminates the use of carryover basis and generally requires the full gain to be recognized.

In adopting Topic 606, companies may use either a full retrospective or a modified retrospective approach.

Topic 606 is effective for fiscal years beginning after December 15, 2017 along with the right of early adoption as of the original effective date.
We have identified all of our revenue streams and concluded rental income from leasing arrangements represents a substantial portion of our revenue and is specifically excluded from Topic 606 and will be governed and evaluated with the anticipated adoption of ASU 2016-02 as described below. Upon adoption of ASU 2016-02, Topic 606 may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and other reimbursement revenue), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-line basis under the current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. Under Topic 606, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. Upon adoption, there will not be a material impact on our consolidated financial statements since we have historically disposed of the majority of our properties with no future controls or contingencies. We will adopt Topic 606 effective January 1, 2018 using the modified retrospective approach.

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
We are still evaluating the full impact of ASU 2016-02 on our consolidated financial statements, however, we will adopt ASU 2016-02 as of January 1, 2019 and anticipate that we will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. As a result of the adoption, all leases for which we are the lessee, including corporate and ground leases will be recorded on our consolidated financial statements as either financing leases or operating leases with a related right of use asset and lease liability. In addition, we expect that certain executory and non-lease components, such as common area maintenance, will need to be accounted for separately from the lease component of the lease. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in Topic 606 as mentioned above.

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
3. Investments in Real Estate
Our investments, including the Duke Acquisition, brings our total investments for the year ended December 31, 2017 to an aggregate purchase price of $2.7 billion. As part of these investments, we incurred $17.3 million of costs attributable to these investments, which were capitalized in accordance with the adoption of ASU 2017-01 during the year ended December 31, 2017. In addition, as part of two acquisitions, we issued 37,659 OP Units with a market value at the time of issuance of $1.1 million.
The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Land	$100,922	$85,017	$19,828
Building and improvements	2,358,771	559,930	246,911
In place leases	190,020	56,807	24,646
Below market leases	(27,849)	(13,792)	(8,360)
Above market leases	12,180	4,626	1,336
Below market leasehold interests	54,252	4,189	2,698
Above market leasehold interests	(8,978)	(50)	(7,725)
Above market debt	—	(83)	—
Interest rate swaps	—	(779)	—
Net assets acquired	2,679,318	695,865	279,334
Other, net (1)	60,913	4,899	1,526
Aggregate purchase price	$2,740,231	$700,764	$280,860

(1) For the year ended December 31, 2017, other, net, consisted primarily of capital expenditures and tenant improvements received as credits at the time of acquisition.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following for the years ended December 31, 2017, 2016 and 2015, respectively (in years):

	Year Ended December 31,
	2017	2016	2015
Acquired intangible assets	20.2	8.4	24.8
Acquired intangible liabilities	19.7	7.7	51.7

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Impairment and Dispositions
During the year ended December 31, 2017, we completed dispositions of four MOBs located in Wisconsin, California and Texas for an aggregate sales price of $85.2 million, generating gains of $37.8 million. In addition, during the year ended December 31, 2017, we recorded impairment charges of $13.9 million related to two MOBs and a portfolio of MOBs located in Massachusetts, South Carolina and Texas. During the year ended December 31, 2016, we completed dispositions of six senior care facilities for an aggregate sales price of $39.5 million, generating net gains of $9.0 million. During the same period we recorded impairment charges of $3.1 million related to two MOBs in our portfolio. During the year ended December 31, 2015, we completed dispositions of six MOBs for an aggregate sales price of $35.7 million, generating net gains of $0.2 million. During the same period we recorded impairment charges of $2.6 million.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2017 and 2016, respectively (in thousands, except weighted average remaining amortization):

	December 31, 2017		December 31, 2016
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$474,252	9.8	$294,597	9.7
Tenant relationships	164,947	10.2	172,974	10.6
Above market leases	40,082	6.3	28,401	6.3
Below market leasehold interests	92,362	63.4	38,136	60.4
	771,643		534,108
Accumulated amortization	(312,655)		(256,305)
Total	$458,988	19.5	$277,803	16.1

Liabilities:
Below market leases	$61,820	14.7	$34,370	18.6
Above market leasehold interests	20,610	50.1	11,632	53.0
	82,430		46,002
Accumulated amortization	(14,227)		(8,946)
Total	$68,203	25.0	$37,056	28.5
The following is a summary of the net intangible amortization for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization recorded against rental income related to above and (below) market leases	$(526)	$255	$1,936
Rental expense related to above and (below) market leasehold interests	880	453	414
Amortization expense related to in place leases and tenant relationships	64,896	52,213	47,444

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the amortization of intangible assets and liabilities is as follows (in thousands):

Year	Assets	Liabilities
2018	$71,892	$6,761
2019	60,202	6,508
2020	47,572	5,742
2021	38,842	4,893
2022	30,884	4,432
Thereafter	209,596	39,867
Total	$458,988	$68,203
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2017 and 2016, respectively (in thousands):

	December 31,
	2017	2016
Tenant receivables, net	$20,269	$8,722
Other receivables, net	9,305	9,233
Deferred financing costs, net	7,759	4,198
Deferred leasing costs, net	25,494	20,811
Straight-line rent receivables, net	85,143	74,052
Prepaid expenses, deposits, equipment and other, net	58,358	55,904
Derivative financial instruments - interest rate swaps	1,529	541
Total	$207,857	$173,461
The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense related to deferred leasing costs	$5,672	$4,647	$4,177
Interest expense related to deferred financing costs	1,492	1,326	1,339
As of December 31, 2017, the amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2018	$6,461
2019	5,751
2020	5,164
2021	5,178
2022	3,480
Thereafter	7,219
Total	$33,253

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt
Debt consisted of the following as of December 31, 2017 and 2016, respectively (in thousands):

	December 31,
	2017	2016
Unsecured revolving credit facility	$—	$88,000
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	950,000
Fixed rate mortgages loans	414,524	204,562
Variable rate mortgages loans	37,918	38,904
	2,802,442	1,781,466
Deferred financing costs, net	(15,850)	(9,527)
Discount, net	(5,561)	(3,034)
Total	$2,781,031	$1,768,905
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
On July 27, 2017, HTALP entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and for the $300.0 million unsecured term loan referenced below until February 1, 2023. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2017, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
On July 27, 2017, we entered into an amended and restated Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by us with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2017 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.71% per annum, based on our current credit rating. As of December 31, 2017, HTALP had $300.0 million under this unsecured term loan outstanding.
Bridge Loan Facility
In connection with the Duke Acquisition, in May 2017, we entered into the Bridge Loan Facility which provided to us up to $2.47 billion, less the aggregate amount of net proceeds from debt or equity capital raises or a senior term loan facility. The Bridge Loan Facility was made available to us on the closing of the Duke Acquisition and was scheduled to mature 364 days from the closing. In June 2017, we terminated the Bridge Loan Facility and no proceeds were used because we elected to fund the Duke Acquisition through other equity and debt offerings. In connection with the execution and subsequent termination of the Bridge Loan Facility, we incurred $10.4 million in related fees, which we recorded in income (loss) on extinguishment of debt in the accompanying consolidated statements of operations.
$200.0 Million Unsecured Term Loan due 2023
As of December 31, 2017, HTALP had a $200.0 million unsecured term loan outstanding, which matures on September 26, 2023. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2017 was 1.65% per annum. HTALP had interest rate swaps in place that fixed the interest rate at 3.07% per annum, based on our current credit rating.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2021
As of December 31, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of December 31, 2017, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In June 2017, in connection with the Duke Acquisition and the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of December 31, 2017, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of December 31, 2017, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of December 31, 2017, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of December 31, 2017, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of December 31, 2017, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In June 2017, in connection with the Duke Acquisition and the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of December 31, 2017, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed and Variable Rate Mortgages
In June 2017, as part of the Duke Acquisition, we were required, by the seller, to execute, as the borrower, for a part of the purchase price a senior secured first lien loan, subject to customary non-recourse carve-outs, a Promissory Note in the amount of $286.0 million. The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us.
As of December 31, 2017, HTALP and its subsidiaries had fixed and variable rate mortgage loans with interest rates ranging from 2.85% to 6.39% per annum and a weighted average interest rate of 4.27% per annum. Including the impact of the interest rate swap associated with our variable rate mortgages, the weighted average interest rate was 4.39% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2017 (in thousands):

Year	Amount
2018	$102,513
2019	107,676
2020	146,678
2021	305,772
2022	463,063
Thereafter	1,676,740
Total	$2,802,442
Deferred Financing Costs
As of December 31, 2017, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2018	$2,821
2019	2,827
2020	2,804
2021	2,610
2022	1,987
Thereafter	2,801
Total	$15,850
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of December 31, 2017, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017, we recorded approximately $43,000 of hedge ineffectiveness in earnings. We designated our derivative financial instruments as cash flow hedges in March 2017 as such there was no hedge ineffectiveness in earnings for the years ended December 31, 2016.
During the year ended December 31, 2017, we entered into and settled two treasury locks designated as cash flow hedges with an aggregate notional amount of $250.0 million to hedge future fixed rate debt issuances, which fixed the 10-year swap rates at an average rate of 2.26% per annum. Upon settlement of these contracts during the year ended December 31, 2017, we paid and reported a loss of $0.7 million which was recorded in accumulated other comprehensive loss in our accompanying consolidated statements of comprehensive income (loss) and a gain of $25,000 which was recorded in the change in fair value of our derivative financial instruments in our accompanying consolidated statements of operations.
Amounts reported in accumulated other comprehensive income in the accompanying consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified from other comprehensive income in the accompanying consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying consolidated statements of operations.
As of December 31, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	December 31, 2017
Number of instruments	5
Notional amount	$189,426
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying consolidated balance sheets as of December 31, 2017 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
		December 31,			December 31,
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	2017	2016	Balance Sheet Location	2017	2016
Interest rate swaps	Receivables and other assets	$1,529	$—	Derivative financial instruments	$1,089	$—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, prior to March 2017 we did not have derivatives designated as hedging instruments.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion):			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing):
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivatives Cash Flow Hedging Relationships:	2017	2016	Statement of Operations Location	2017	2016	Statement of Operations Location	2017	2016
Interest rate swaps	$(338)	$—	Interest related to derivative financial instruments	$(618)	$—	Interest related to derivative financial instruments	$43	$—
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, we recorded a gain on change in fair value of derivative financial instruments of $0.9 million and $1.3 million, respectively.
The table below presents the fair value of our derivative financial instruments not designated as hedges as well as our classification in the accompanying consolidated balance sheets as of December 31, 2016 (in thousands). In March 2017, we designated our derivative financial instruments as cash flow hedges. As such, as of March 2017 we did not have derivatives not designated as hedging instruments.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
		December 31,			December 31,
Derivatives NOT Designated as Hedging Instruments:	Balance Sheet Location	2017	2016	Balance Sheet Location	2017	2016
Interest rate swaps	Receivables and other assets	$—	$541	Derivative financial instruments	$—	$1,920
Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of December 31, 2017 and 2016, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017	$1,529	$—	$1,529	$—	$—	$1,529
December 31, 2016	541	—	541	—	—	541

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017	$1,089	$—	$1,089	$—	$—	$1,089
December 31, 2016	1,920	—	1,920	—	—	1,920
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
As of December 31, 2017, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $1.1 million. As of December 31, 2017, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements at an aggregate termination value of $1.1 million at December 31, 2017.
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
Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases generally have terms up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2017 are as follows (in thousands):

Year	Amount
2018	$10,908
2019	11,035
2020	11,177
2021	11,332
2022	11,566
Thereafter	916,180
Total	$972,198

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2017, 2016 and 2015, rental expense was $11.5 million, $8.5 million and $6.9 million, respectively. The amount of contingent rent and sublease rent was not significant.
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
During the year ended December 31, 2017, we issued $1.8 billion of equity at an average price of $28.76 per share and entered a forward sale arrangement pursuant to a forward equity agreement, with anticipated net proceeds of $75.0 million to be settled in April 2018, subject to adjustments as provided in the forward equity agreement. Refer to Note 12 - Per Share Data of HTA to these consolidated financial statements for a more detailed discussion related to our forward equity agreement executed in October 2017.
Common Stock Offerings
In September 2017, we entered into new equity distribution agreements with our various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $500.0 million. In October 2017, we issued 4,200,000 shares of our common stock for $124.3 million of gross proceeds at a price of $29.60 per share, and the $75.0 million forward contract which will be issued over the next six months. We contemporaneously terminated our prior ATM equity distribution agreements. Additionally, during the year ended December 31, 2017, and under the previous ATM, we issued and sold 3,998,000 shares of our common stock for $125.7 million of gross proceeds at an average price of $31.45 per share. As of December 31, 2017, $300.7 million remained available for issuance by us under the September 2017 ATM.
During the year ended December 31, 2017, we, in connection with the Duke Acquisition, completed an underwritten public offering of 54,625,000 shares of our common stock for $1.6 billion of gross proceeds at a price of $28.50 per share.
Common Unit Offerings
During the year ended December 31, 2017, we issued 37,659 OP Units in HTALP for approximately $1.1 million in connection with acquisition transactions.
Common Stock Dividends
See our accompanying consolidated statements of operations for the dividends declared during the years ended December 31, 2017, 2016 and 2015. On February 15, 2018, our Board of Directors announced a quarterly dividend of $0.305 per share/unit of common stock to be paid on April 10, 2018 to stockholders of record of our common stock and OP unitholders on April 3, 2018.
Incentive Plan
The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of December 31, 2017, there were 1,693,510 awards available for grant under the Plan.

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
Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2017, 2016 and 2015 was $29.75, $29.82 and $26.52, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2017, 2016 and 2015 were $5.9 million, $5.4 million and $4.6 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2017, 2016, and 2015, we recognized compensation expense of $6.9 million, $7.1 million and $5.7 million, respectively. Compensation expense was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2017, we had $7.9 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.6 years.
The following is a summary of our restricted common stock activity as of December 31, 2017 and 2016, respectively:

	December 31, 2017		December 31, 2016
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	640,870	$27.36	487,850	$23.13
Granted	295,493	29.75	417,110	29.82
Vested	(281,064)	25.33	(237,999)	23.28
Forfeited	(65,693)	29.01	(26,091)	26.09
Ending balance	589,606	$29.38	640,870	$27.36
11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1,529	$—	$1,529
Liabilities:
Derivative financial instruments	$—	$1,089	$—	$1,089
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$10,271	$—	$10,271

(1) During the year ended December 31, 2017, we recognized $13.9 million of impairment charges to the carrying value of two MOBs and a portfolio of MOBs. The estimated fair value as of December 31, 2017 for these MOBs was based upon a pending sales agreement and real estate market comparables.

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
Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, tenant and other receivables, restricted cash and accounts payable, and accrued liabilities, to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are considered Level 2.
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of December 31, 2017, the fair value of the debt was $2,826.3 million compared to the carrying value of $2,781.0 million. As of December 31, 2016, the fair value of the debt was $1,784.0 million compared to the carrying value of $1,768.9 million.
12. Per Share Data of HTA
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of common stock through our ATM at a price of $29.40 per share, for anticipated proceeds of approximately $75 million to be settled in April 2018, subject to adjustments as provided in the forward equity agreement. To account for the forward equity agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, we considered the potential dilution resulting from the forward equity agreement on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding - diluted used in the computation of earnings per common share for the year ended December 31, 2017, includes the effect from the assumed issuance of 2.6 million shares of common stock pursuant to the settlement of the forward equity agreement at the contractual price, less the assumed repurchase of common shares at the average market price using the anticipated proceeds of approximately $75.0 million, adjusted as provided for in the forward equity agreement. The impact to our weighted-average shares - diluted for the year ended December 31, 2017, was 17,000, weighted-average incremental shares.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the years ended December 31, 2017, 2016 and 2015, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$65,577	$47,345	$33,557
Net income attributable to noncontrolling interests	(1,661)	(1,433)	(626)
Net income attributable to common stockholders	$63,916	$45,912	$32,931
Denominator:
Weighted average shares outstanding - basic	181,064	136,620	126,074
Dilutive shares - partnership units convertible into common stock	4,197	3,639	1,930
Dilutive effect of forward equity sales agreement	17	—	—
Adjusted weighted average shares outstanding - diluted	185,278	140,259	128,004
Earnings per common share - basic
Net income attributable to common stockholders	$0.35	$0.34	$0.26
Earnings per common share - diluted
Net income attributable to common stockholders	$0.34	$0.33	$0.26

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Per Unit Data of HTALP
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell 2.6 million shares of common stock through our ATM. Refer to Note 12 - Per Share Data of HTA to these consolidated financial statements for a more detailed discussion related to our forward equity agreement executed in October 2017.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$65,577	$47,345	$33,557
Net income attributable to noncontrolling interests	(123)	(118)	(112)
Net income attributable to common unitholders	$65,454	$47,227	$33,445
Denominator:
Weighted average units outstanding - basic	185,261	140,259	128,079
Dilutive units - partnership units convertible into common units	—	—	—
Dilutive effect of forward equity sales agreement	17	—	—
Adjusted weighted average units outstanding - diluted	185,278	140,259	128,079
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.35	$0.34	$0.26
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.35	$0.34	$0.26
14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$64,988	$50,883	$52,688
Income taxes paid	1,333	1,059	996

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$3,155	$5,092	$5,696
Debt and interest rate swaps assumed and entered into in connection with an acquisition	286,000	28,163	—
Dividend distributions declared, but not paid	63,823	43,867	37,886
Issuance of operating partnership units in connection with acquisitions	1,125	71,754	—
Note receivable included in the consideration of a disposition	—	12,737	—
Note receivable retired in connection with an acquisition	8,611	—	—
Redeemable noncontrolling interest assumed in connection with an acquisition	—	4,773	—
Redemption of noncontrolling interest	5,943	5,709	—

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Tax Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions for the years ended December 31, 2017, 2016 and 2015 (in per share):

	Year Ended December 31,
	2017	2016	2015
Ordinary income	$0.7479	$0.8970	$0.6634
Return of capital	0.3720	0.2880	0.2116
Capital gain	0.0851	0.0000	0.0000
Total	$1.2050	$1.1850	$0.8750
16. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2043 which generally include fixed increases or adjustments based on the consumer price index. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2017 is as follows (in thousands):

Year	Amount
2018	$512,216
2019	474,815
2020	425,433
2021	380,282
2022	323,142
Thereafter	1,418,110
Total	$3,533,998
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2017, 2016 and 2015, the amount of contingent rent earned by us was not significant.
17. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2017 and 2016. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2017	March 31	June 30	September 30	December 31
Revenues	$124,347	$139,879	$175,994	$173,770
Net income (loss)	14,000	(5,852)	13,957	43,472
Net income (loss) attributable to common stockholders	13,545	(5,918)	13,763	42,526
Earnings per common share - basic:
Net income (loss) attributable to common stockholders	$0.10	$(0.03)	$0.07	$0.21
Earnings per common share - diluted:
Net income (loss) attributable to common stockholders	$0.09	$(0.03)	$0.07	$0.20

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
18. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2017 and 2016. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2017	March 31	June 30	September 30	December 31
Revenues	$124,347	$139,879	$175,994	$173,770
Net income (loss)	14,000	(5,852)	13,957	43,472
Net income (loss) attributable to common unitholders	13,970	(5,874)	13,929	43,429
Earnings per common unit - basic:
Net income (loss) attributable to common unitholders	$0.10	$(0.03)	$0.07	$0.21
Earnings per common unit - diluted:
Net income (loss) attributable to common unitholders	$0.10	$(0.03)	$0.07	$0.21

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
2017 - Allowance for doubtful accounts	$2,024	$438	$—	$(226)	$2,236
2016 - Allowance for doubtful accounts	2,150	846	—	(972)	2,024
2015 - Allowance for doubtful accounts	2,017	828	—	(695)	2,150

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2017 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Shelby MOBs	Alabaster, AL	$—	$—	$25,095	$703	$—	$25,798	$25,798	$(1,329)	1995-1998	2016	36
Simon Williamson Clinic	Birmingham, AL	—	—	25,689	4	—	25,693	25,693	(1,278)	2007	2016	36
Jasper	Jasper, AL	—	—	5,973	74	—	6,047	6,047	(450)	1979	2016	25
Phoenix Med Center	Glendale, AZ	—	453	2,768	553	453	3,321	3,774	(1,024)	1989	2011	39
Thunderbird MOP	Glendale, AZ	—	3,842	19,679	4,025	3,842	23,704	27,546	(9,204)	1976-1987	2007	39
Peoria MOB	Peoria, AZ	—	605	4,394	674	605	5,068	5,673	(1,543)	2000	2010	39
Baptist MC	Phoenix, AZ	—	—	12,637	2,135	—	14,772	14,772	(4,151)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	3,208	—	30,946	30,946	(6,170)	2004-2006	2011	39
Dignity Phoenix MOBs	Phoenix, AZ	—	—	66,106	434	—	66,540	66,540	(1,803)	1984-1997	2017	20-39
Estrella Med Center	Phoenix, AZ	—	—	24,703	2,929	—	27,632	27,632	(6,729)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,775	2,906	—	15,681	15,681	(5,508)	1971-2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	2,379	—	8,989	8,989	(2,862)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	2,516	—	18,704	18,704	(5,475)	1997-2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	2,507	744	15,973	16,717	(5,248)	1987-2002	2009	39
Gateway Med Plaza	Tucson, AZ	—	—	14,005	37	—	14,042	14,042	(3,112)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,423	1,193	7,530	8,723	(2,850)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	4,409	1,309	21,981	23,290	(7,002)	1980-1984	2007	39
Dignity Mercy MOBs	Bakersfield, CA	—	—	15,207	7	—	15,214	15,214	(419)	1992	2017	35
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	336	5,109	18,297	23,406	(5,310)	1986	2008	39
Dignity Glendale MOB	Glendale, CA	—	—	7,244	81	—	7,325	7,325	(216)	1980	2017	30
Mission Medical Center MOBs	Mission Viejo, CA	—	21,911	117,672	3	21,911	117,675	139,586	(4,907)	1972-1985	2016	39
Dignity Northridge MOBs	Northridge, CA	—	—	21,467	165	—	21,632	21,632	(598)	1979-1994	2017	30-35
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	2,636	—	14,536	14,536	(4,036)	2009	2010	39
Facey MOB	Santa Clarita, CA	—	6,452	5,586	(5,515)	6,452	71	6,523	—	2018	2017	39
Dignity Marian MOBs	Santa Maria, CA	—	—	13,646	14	—	13,660	13,660	(467)	1994-1995	2017	17-38
SCL Health MOBs	Denver, CO	—	11,652	104,327	2,110	11,652	106,437	118,089	(1,856)	2015-2017	2017	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	239	3,032	12,792	15,824	(3,585)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	3,603	2,240	14,029	16,269	(5,078)	1983-1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	1,188	3,736	30,734	34,470	(3,326)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	845	5,142	29,483	34,625	(4,378)	2008	2013	39
80 Fisher	Avon, CT	—	—	5,094	—	—	5,094	5,094	(443)	2008	2016	39
Northwestern MOBs	Bloomfield, CT	—	1,369	6,287	553	1,369	6,840	8,209	(571)	1985	2016	35
533 Cottage - Northwestern	Bloomfield, CT	—	726	3,964	(530)	726	3,434	4,160	(244)	1955	2016	35
406 Farmington	Farmington, CT	—	379	3,509	—	379	3,509	3,888	(210)	1988	2016	39
704 Hebron	Glastonbury, CT	—	2,223	6,544	—	2,223	6,544	8,767	(499)	2001	2016	37
Gateway MOBs	Glastonbury, CT	—	10,896	41,320	2,565	13,016	41,765	54,781	(2,966)	2007-2017	2016-2017	39
Haynes MOBs	Manchester, CT	7,389	1,100	14,620	—	1,100	14,620	15,720	(859)	2007-2010	2016	39
Pomeroy MOBs	Meriden, CT	—	1,774	10,078	(1)	1,774	10,077	11,851	(758)	2009-2011	2016	39
Saybrook MOBs	Middletown, CT	—	—	10,314	220	—	10,534	10,534	(836)	1989	2016	28
Yale Long Wharf	New Haven, CT	—	9,367	58,691	3,232	9,367	61,923	71,290	(5,076)	1977	2016	30
Devine MOBs	North Haven, CT	—	3,606	27,278	(338)	3,606	26,940	30,546	(1,515)	2006-2017	2016-2017	35

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Evergreen MOBs	South Windsor, CT	$11,698	$5,565	$25,839	$(4)	$5,565	$25,835	$31,400	$(1,675)	2006-2011	2016	39
Day Hill MOBs	Windsor, CT	—	3,980	7,055	95	3,980	7,150	11,130	(775)	1990-1999	2016	30
Riverside MOB	Bradenton, FL	—	2,230	7,689	93	2,230	7,782	10,012	(551)	1980	2016	25
Brandon MOP	Brandon, FL	—	901	6,946	556	901	7,502	8,403	(2,465)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	17	3,470	12,638	16,108	(1,659)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(5,055)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	2,047	—	17,559	17,559	(3,709)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(1)	4,291	9,219	13,510	(3,600)	1985	2007	39
King Street MOB	Jacksonville, FL	—	—	7,232	99	—	7,331	7,331	(1,879)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	574	1,204	12,352	13,556	(1,791)	1996-1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	335	768	3,337	4,105	(1,033)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	780	1,082	4,367	5,449	(1,449)	1996-1999	2007-2008	39
Largo Medical Center	Largo, FL	27,901	—	51,045	573	—	51,618	51,618	(6,162)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	2,107	729	11,015	11,744	(3,218)	1975-1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	817	—	5,074	5,074	(1,304)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	144	5	9,664	9,669	(1,430)	2009	2013	39
Coral Reef	Miami, FL	—	5,144	—	—	5,144	—	5,144	—	2017	2017	N/A
North Shore MOB	Miami, FL	—	—	4,942	717	—	5,659	5,659	(1,533)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	3,802	11,855	17,435	29,290	(3,217)	1954-2006	2014	27
Common V MOB	Naples, FL	—	4,173	9,070	1,016	4,173	10,086	14,259	(3,034)	1990	2007	39
Florida Hospital MOBs	Orlando, Sebring and Tampa, FL	—	—	151,647	1,976	—	153,623	153,623	(2,873)	2006-2012	2017	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	1,150	—	9,665	9,665	(2,462)	2000	2010	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	647	—	6,358	6,358	(1,428)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	15	686	8,117	8,803	(1,131)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	8	—	6,135	6,135	(927)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(4,488)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(4,876)	2007	2010	39
Optimal MOBs	Tampa, FL	—	4,002	67,288	(4)	4,002	67,284	71,286	(1,146)	2005-2015	2017	39
Tampa Medical Village MOB	Tampa, FL	—	3,627	14,806	(8)	3,627	14,798	18,425	(420)	2003	2017	35
VA MOBs	Tampa, FL	—	17,802	80,154	(208)	17,802	79,946	97,748	(1,214)	2013	2017	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(3,929)	2001-2003	2010	39
Wellington MAP III	Wellington, FL	—	—	10,511	68	—	10,579	10,579	(2,180)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	1,560	—	24,612	24,612	(4,273)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	—	2,840	12,825	15,665	(4,775)	1988	2007	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	312	2,961	20,000	22,961	(5,470)	2006-2010	2010-2012	39
North Atlanta MOBs	Atlanta, GA	—	—	41,836	626	—	42,462	42,462	(780)	2011-2012	2017	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(4,387)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	45	432	4,102	4,534	(751)	2007	2013	39
Harbin Clinic MOBs	Cedartown, Rome and Summerville, GA	—	7,097	112,155	1	7,097	112,156	119,253	(2,234)	1960-2010	2017	30-39
Decatur MP	Decatur, GA	—	3,166	6,862	895	3,166	7,757	10,923	(2,374)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	3,207	2,802	15,709	18,511	(5,940)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	2,566	1,290	9,812	11,102	(3,265)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	1,191	1,276	13,388	14,664	(4,212)	2000	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
WellStar Tower MOB	Marietta, GA	$—	$748	$13,528	$96	$748	$13,624	$14,372	$(1,190)	2007	2015	39
Shakerag MC	Peachtree City, GA	—	743	3,290	1,291	743	4,581	5,324	(1,844)	1994	2007	39
Overlook at Eagle’s Landing	Stockbridge, GA	—	638	6,685	694	638	7,379	8,017	(1,809)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	1,815	4,260	16,451	20,711	(5,392)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	206	—	16,764	16,764	(1,564)	2001	2015	35
Honolulu MOB	Honolulu, HI	—	—	27,336	844	—	28,180	28,180	(3,080)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	(211)	—	16,042	16,042	(1,969)	1999	2014	35
Chicago MOBs	Chicago, IL	52,200	7,723	129,520	112	7,723	129,632	137,355	(1,988)	2006-2017	2017	38-39
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(7,157)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	245	431	884	1,315	(470)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	296	381	3,871	4,252	(1,405)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	—	318	1,899	174	318	2,073	2,391	(740)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	60	1,748	22,023	23,771	(5,913)	1952-1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(945)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	27	—	8,273	8,273	(1,292)	2004	2013	39
Ft. Wayne MOB	Fort Wayne, IN	—	—	6,579	—	—	6,579	6,579	(1,526)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	302	560	3,883	4,443	(1,362)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	8,212	2,216	19,366	21,582	(6,429)	1988-1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	1,208	1,556	8,136	9,692	(3,010)	2002-2003	2007-2008	39
Glendale Professional Plaza	Indianapolis, IN	—	570	2,739	1,603	570	4,342	4,912	(1,740)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	2,626	1,044	16,174	17,218	(5,782)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	4,033	1,236	13,873	15,109	(5,569)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	4,326	1,427	19,877	21,304	(6,758)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	1,831	1,127	12,245	13,372	(4,420)	1994	2008	39
Southpointe MOP	Indianapolis, IN	—	2,190	7,548	2,674	2,190	10,222	12,412	(3,653)	1996	2007	39
St. Vincent MOB	Indianapolis, IN	18,300	2,964	23,352	—	2,964	23,352	26,316	(496)	2007	2017	35
Kokomo MOP	Kokomo, IN	—	1,779	9,614	2,322	1,779	11,936	13,715	(3,831)	1992-1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	26	—	10,978	10,978	(2,590)	2006	2010	39
Community Health Pavilion	Noblesville, IN	—	5,560	28,988	955	5,560	29,943	35,503	(3,075)	2009	2015	39
Zionsville MC	Zionsville, IN	—	655	2,877	981	664	3,849	4,513	(1,384)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	1,886	1,808	11,403	13,211	(3,800)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(1,116)	1976-2007	2012	31
670 Albany	Boston, MA	—	—	104,365	31	—	104,396	104,396	(7,683)	2005	2015	39
Tufts Medical Center	Boston, MA	68,707	32,514	109,180	5,484	32,514	114,664	147,178	(13,422)	1924-2015	2014	35
St. Elizabeth’s Med Center	Brighton, MA	—	—	20,929	2,749	1,379	22,299	23,678	(4,112)	1965-2013	2012	31
Good Samaritan MOBs	Brockton, MA	—	—	15,887	895	144	16,638	16,782	(3,007)	1980-2007	2012	31
Pearl Street MOBs	Brockton, MA	6,647	4,714	18,193	139	4,714	18,332	23,046	(818)	1966-2004	2016	39
Carney Hospital MOB	Dorchester, MA	—	—	7,250	751	530	7,471	8,001	(1,410)	1978	2012	31
St. Anne’s Hospital MOB	Fall River, MA	—	—	9,304	57	40	9,321	9,361	(1,380)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	239	2,295	7,433	9,728	(1,548)	1930-2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	274	168	4,608	4,776	(1,070)	1988	2012	31
N. Berkshire MOB	North Adams, MA	—	—	7,259	(4,933)	—	2,326	2,326	(1,642)	2002	2011	39
Morton Hospital MOB	Taunton, MA	—	—	15,317	1,102	502	15,917	16,419	(4,643)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	856	3,362	16,411	19,773	(2,243)	1900-1986	2015	20

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Johnston Professional Building	Baltimore, MD	$13,530	$—	$21,481	$217	$—	$21,698	$21,698	$(2,475)	1993	2014	35
Triad Tech Center	Baltimore, MD	10,180	—	26,548	—	—	26,548	26,548	(5,620)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	295	—	42,666	42,666	(9,834)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	1,453	1,571	7,239	8,810	(2,244)	1981	2008	39
Gallery Professional Building	St. Paul, MN	—	1,157	5,009	3,509	1,157	8,518	9,675	(4,385)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	1,085	4,313	28,883	33,196	(8,226)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	612	2,242	13,742	15,984	(4,226)	1978	2008	39
Winghaven MOB	O’Fallon, MO	—	1,455	9,708	642	1,455	10,350	11,805	(3,411)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(915)	304	639	943	(432)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	1,102	—	12,488	12,488	(3,115)	2007	2010	39
Baptist Memorial MOB	Oxford, MS	—	—	26,263	5,749	—	32,012	32,012	(182)	2017	2017	39
Medical Park of Cary	Cary, NC	—	2,931	19,855	2,861	2,931	22,716	25,647	(6,231)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	217	1,449	18,443	19,892	(1,491)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	365	2,200	15,321	17,521	(1,437)	2002-2006	2015	39
Carolinas Health MOB	Charlotte, NC	59,800	—	75,198	—	—	75,198	75,198	(1,330)	2006	2017	39
Duke Fertility Center	Durham, NC	—	596	3,882	—	596	3,882	4,478	(156)	2006	2016	39
Hock Plaza II	Durham, NC	—	680	27,044	233	680	27,277	27,957	(995)	2006	2016	36
UNC Rex Holly Springs	Holly Springs, NC	—	—	27,591	7,273	—	34,864	34,864	(81)	2011	2017	39
Medical Park MOBs	Mooresville, NC	—	1,771	13,266	77	1,771	13,343	15,114	(552)	2000-2005	2017	23
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	439	1,732	9,330	11,062	(1,318)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	6,310	2,381	21,940	24,321	(5,137)	1989	2010	39
Nutfield Professional Center	Derry, NH	—	1,075	10,320	846	1,075	11,166	12,241	(3,210)	1963	2008	39
Hackensack MOB	North Bergen, NJ	—	—	31,658	—	—	31,658	31,658	(510)	2014	2017	39
Mountain View MOB	Las Cruces, NM	—	—	41,553	379	—	41,932	41,932	(867)	2003	2017	39
Santa Fe 1640 MOB	Santa Fe, NM	—	697	4,268	64	697	4,332	5,029	(1,069)	1985	2010	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(1,846)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	2,990	—	17,767	17,767	(3,328)	2007	2010	39
Madison Ave MOB	Albany, NY	—	83	2,759	68	83	2,827	2,910	(661)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	—	1,870	29,453	5,382	1,870	34,835	36,705	(8,079)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	559	1,439	28,198	29,637	(6,223)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	852	1,699	19,292	20,991	(4,520)	1998-2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	134	—	24,350	24,350	(4,803)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	3,849	2,305	41,343	43,648	(10,078)	2001	2010	39
Westchester MOBs	White Plains, NY	—	17,274	41,865	2,292	17,274	44,157	61,431	(7,078)	1967-1983	2014	29
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(2,239)	1981	2014	31
Kindred MOBs	Avon, OH, Germantown,TN, Indianapolis, IN and Springfield, MO	—	4,238	118,778	(101)	4,238	118,677	122,915	(1,929)	2013-2016	2017	39
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	70	—	9,881	9,881	(820)	2010	2015	39
Good Sam MOB	Cincinnati, OH	8,700	1,825	9,966	—	1,825	9,966	11,791	(200)	2011	2017	39
Jewish MOB	Cincinnati, OH	—	—	16,187	—	—	16,187	16,187	(393)	1999	2017	35
Trihealth	Cincinnati, OH	—	—	34,894	313	—	35,207	35,207	(423)	2016	2017	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	3,496	2,326	20,703	23,029	(6,042)	2001-2003	2007-2010	39
Polaris MOB	Columbus, OH	—	1,447	12,192	19	1,447	12,211	13,658	(689)	2012	2016	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Gahanna MOB	Gahanna, OH	$—	$1,078	$5,674	$—	$1,078	$5,674	$6,752	$(311)	1997	2016	30
Hilliard MOB	Hilliard, OH	—	946	11,174	697	946	11,871	12,817	(1,046)	2013	2015	39
Hilliard II MOB	Hilliard, OH	—	959	7,260	4	959	7,264	8,223	(455)	2014	2016	38
Park Place MOP	Kettering, OH	—	1,987	11,341	3,065	1,987	14,406	16,393	(5,330)	1998-2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	991	842	6,631	7,473	(2,380)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	842	372	4,478	4,850	(1,528)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	3,672	—	29,647	29,647	(9,069)	1991-1996	2008	39
Silverton Health MOB	Woodburn, OR	—	953	6,164	—	953	6,164	7,117	(349)	2001	2016	35
Monroeville MOB	Monroeville, PA	—	3,264	7,038	1,036	3,264	8,074	11,338	(2,121)	1985-1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(9,338)	1985	2007	39
Main Line Bryn Mawr MOB	Philadelphia, PA	—	—	46,967	695	—	47,662	47,662	(709)	2017	2017	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	779	2,489	31,047	33,536	(6,808)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	3,301	1,774	42,222	43,996	(8,431)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	2,608	1,514	34,976	36,490	(7,023)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	2,551	3,476	4,225	7,701	(247)	1891	2015	39
Cannon Park Place	Charleston, SC	—	425	8,651	890	425	9,541	9,966	(2,088)	1998	2010	39
MUSC Elm MOB	Charleston, SC	—	1,172	4,361	9	1,172	4,370	5,542	(282)	2015	2016	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	317	3,763	20,104	23,867	(2,129)	2007	2014	39
GHS Memorial	Greenville, SC	—	—	8,301	869	—	9,170	9,170	(2,082)	1992	2009	39
GHS MMC	Greenville, SC	20,390	995	39,158	2,231	995	41,389	42,384	(9,651)	1987-1998	2009	39
GHS MOBs I	Greenville, SC	—	1,644	9,144	(792)	294	9,702	9,996	(2,584)	1974-1990	2009	39
GHS Patewood MOP	Greenville, SC	—	—	64,537	1,170	—	65,707	65,707	(15,703)	1983-2007	2009	39
GHS Greer MOBs	Greenville, Travelers Rest and Greer, SC	—	1,309	14,639	280	1,309	14,919	16,228	(3,528)	1992-2008	2009	39
Hilton Head Heritage MOP	Hilton Head Island, SC	—	1,125	5,398	(2,387)	1,125	3,011	4,136	(1,278)	1996	2010	39
Hilton Head Moss Creek MOB	Hilton Head Island, SC	—	209	2,066	(837)	209	1,229	1,438	(471)	2010	2010	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	125	2,470	6,414	8,884	(1,218)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	1,543	2,073	7,482	9,555	(1,831)	1992	2010	39
MUSC University MOB	North Charleston, SC	—	1,282	8,689	24	1,282	8,713	9,995	(989)	2006	2015	36
Mary Black MOB	Spartanburg, SC	—	—	12,523	230	—	12,753	12,753	(3,539)	2006	2009	39
Lenox Office Park	Memphis, TN	—	1,670	13,626	(6,221)	1,670	7,405	9,075	(4,167)	2000	2007	39
St. Thomas DePaul MOB	Murfreesboro, TN	—	—	55,040	2	—	55,042	55,042	(1,009)	2008	2017	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	7,852	1,278	44,393	45,671	(12,972)	1976-2006	2008-2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	29	1,110	17,717	18,827	(4,683)	2007	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	257	—	15,429	15,429	(2,047)	1999	2013	39
BS&W MOBs	Austin, TX	60,150	—	300,952	265	—	301,217	301,217	(5,289)	2009-2016	2017	39
Post Oak North MC	Austin, TX	—	887	7,011	(39)	887	6,972	7,859	(1,018)	2007	2013	39
MatureWell MOB	Bryan, TX	—	1,307	11,078	—	1,307	11,078	12,385	(346)	2016	2017	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	184	—	32,678	32,678	(5,337)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(3,617)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	132	778	4,962	5,740	(1,666)	2007	2008	39
Cedar Park MOB	Cedar Park, TX	—	—	30,338	48	—	30,386	30,386	(579)	2007	2017	39
Corsicana MOB	Corsicana, TX	—	—	6,781	24	—	6,805	6,805	(2,013)	2007	2009	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Dallas LTAC Hospital	Dallas, TX	$—	$2,301	$20,627	$—	$2,301	$20,627	$22,928	$(4,750)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	(745)	9,670	10,407	20,077	(1,818)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	1,623	3,340	36,694	40,034	(5,808)	2011	2013	39
Northpoint Medical	Dallas, TX	—	2,388	14,621	148	2,388	14,769	17,157	(77)	2017	2017	20
Baylor MOBs	Dallas/Fort Worth, TX	29,500	9,956	122,852	4,438	9,956	127,290	137,246	(1,933)	2013-2017	2017	39
Denton Med Rehab Hospital	Denton, TX	—	2,000	11,704	—	2,000	11,704	13,704	(3,219)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	163	—	7,706	7,706	(1,742)	2000	2010	39
Cliff Medical Plaza	El Paso, TX	—	1,064	1,972	158	1,064	2,130	3,194	(586)	1977	2016	8
Providence Medical Plaza	El Paso, TX	—	—	5,396	424	—	5,820	5,820	(753)	1981	2016	20
Sierra Medical	El Paso, TX	—	—	2,998	234	—	3,232	3,232	(537)	1972	2016	15
Texas Health MOB	Fort Worth, TX	—	—	38,429	43	—	38,472	38,472	(666)	2014	2017	39
Conifer	Frisco, TX	—	4,807	67,076	12	4,807	67,088	71,895	(1,141)	2014	2017	39
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	2,869	1,238	22,848	24,086	(3,622)	2012	2013	39
Greenville MOB	Greenville, TX	—	616	10,822	385	616	11,207	11,823	(3,384)	2007	2008	39
7900 Fannin MOB	Houston, TX	—	—	34,764	1,669	—	36,433	36,433	(8,068)	2005	2010	39
Cypress Medical Building MOB	Houston, TX	—	—	4,678	356	—	5,034	5,034	(537)	1984	2016	30
Cypress Station MOB	Houston, TX	—	1,345	8,312	446	1,345	8,758	10,103	(2,819)	1981	2008	39
Park Plaza MOB	Houston, TX	—	5,719	50,054	602	5,719	50,656	56,375	(4,894)	1984	2016	24
Triumph Hospital NW	Houston, TX	—	1,377	14,531	237	1,377	14,768	16,145	(5,113)	1986	2007	39
Memorial Hermann MOBs	Humble, TX	—	—	9,479	(1,551)	—	7,928	7,928	(203)	1993	2017	25-39
Jourdanton MOB	Jourdanton, TX	13,200	—	17,803	2	—	17,805	17,805	(303)	2013	2017	39
Houston Methodist MOBs	Katy, TX	—	—	43,078	16	—	43,094	43,094	(819)	2001-2006	2017	35-39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(1,031)	2006	2008	39
Seton Medical MOB	Kyle, TX	27,500	—	30,102	22	—	30,124	30,124	(611)	2009	2017	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(967)	2000	2010	39
Longview Regional MOBs	Longview, TX	16,650	—	59,258	—	—	59,258	59,258	(1,045)	2003-2015	2017	36-39
Terrace Medical Building	Nacogdoches, TX	—	—	179	5	—	184	184	(79)	1975	2016	5
Towers Medical Plaza	Nacogdoches, TX	—	—	786	97	—	883	883	(221)	1981	2016	10
North Cypress MOBs	North Cypress/Houston, TX	—	7,841	121,215	6	7,841	121,221	129,062	(2,520)	2006-2015	2017	35-39
Pearland MOB	Pearland, TX	—	912	4,628	634	912	5,262	6,174	(1,495)	2003-2007	2010	39
Independence Medical Village	Plano, TX	—	4,229	17,874	42	4,229	17,916	22,145	(1,034)	2014	2016	39
San Angelo MOB	San Angelo, TX	—	—	3,907	117	—	4,024	4,024	(1,194)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	731	416	14,421	14,837	(3,944)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	310	—	9,958	9,958	(3,294)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(14)	1,656	14,018	15,674	(5,013)	1989	2007	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	1,488	832	22,656	23,488	(5,960)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(1,771)	736	3,840	4,576	(1,639)	1957	2008	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	134	3,701	24,576	28,277	(6,705)	2004	2008	39
Fair Oaks MOB	Fairfax, VA	—	—	47,616	(1)	—	47,615	47,615	(730)	2009	2017	39
Aurora - Menomenee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(4,969)	1964	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(1,816)	1983	2009	39
Columbia St. Mary's MOBs	Milwaukee, WI	—	—	87,825	40	—	87,865	87,865	(1,336)	1994-2007	2017	35-39
Total		$452,442	$478,905	$5,616,776	$220,462	$485,319	$5,830,824	$6,316,143	$(734,783)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles; see notes (d) and (g).

(c)	The changes in total real estate for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of the year	$3,853,042	$3,204,863	$2,953,532
Acquisitions	2,447,896	647,339	266,747
Additions	86,723	43,637	28,828
Dispositions	(57,596)	(39,717)	(43,318)
Impairments	(13,922)	(3,080)	(926)
Balance as of the end of the year (d)	$6,316,143	$3,853,042	$3,204,863

(d)	The balances as of December 31, 2017, 2016 and 2015 exclude gross lease intangibles of $639.2 million, $467.6 million and $430.7 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $6.4 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of the year	$581,505	$474,223	$383,966
Additions	171,545	117,282	101,194
Dispositions	(18,267)	(10,000)	(10,937)
Balance as of the end of the year (g)	$734,783	$581,505	$474,223

(g)	The balances as of December 31, 2017, 2016 and 2015 exclude accumulated amortization of lease intangibles of $286.9 million, $236.1 million and $201.9 million, respectively.

(h)
Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 193 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of the year	$12,737	$—	$—
Additions:
New mortgage loans	—	12,737	—
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	—	—	—
Collection of mortgage loans	(9,964)	—	—
Balance as of the end of the year	$2,773	$12,737	$—

*****

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 20, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 20, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 20, 2018

By:	/s/ W. Bradley Blair, II	Director
W. Bradley Blair, II
Date:	February 20, 2018

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 20, 2018

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 20, 2018

By:	/s/ Peter N. Foss	Director
Peter N. Foss
Date:	February 20, 2018

By:	/s/ Daniel S. Henson	Director
Daniel S. Henson
Date:	February 20, 2018

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 20, 2018

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 20, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 20, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 20, 2018	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 20, 2018	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of
	Maurice J. DeWald	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

By:	/s/ Peter N. Foss	Director of Healthcare Trust of America, Inc., general partner of
	Peter N. Foss	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

By:	/s/ Daniel S. Henson	Director of Healthcare Trust of America, Inc., general partner of
	Daniel S. Henson	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of
	Larry L. Mathis	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 20, 2018

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

1.2
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

1.3
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

1.4	Form of Equity Distribution Agreement (included as Exhibit 1.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
1.5	Form of Master Forward Confirmation (included as Exhibit 1.2 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
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

3.12
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

4.3
2022 Notes Indenture, dated as of June 8, 2017, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 2.950% Senior Notes due 2022 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).

4.4
2027 Notes Indenture, dated as of June 8, 2017, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.750% Senior Notes due 2027 and the guarantee thereof (included as Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).

5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.3	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.4	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.5	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
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

10.25	Third Modification to the Credit Agreement (included as Exhibit 10.1 in our Current Report on Form 8-K filed on September 29, 2016 and incorporated herein by reference).
10.26	Restricted Stock Award Certificate (included as Exhibit 10.27 to our Annual Report on Form 10K filed on February 21, 2017 and incorporated herein by reference).
10.27
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated July 14, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.28
Letter Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated July 14, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.29
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated July 14, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.30
Credit Agreement by and among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, U.S. Bank National Association, Capital One, N.A., PNC Bank, National Association and Bank of America, N.A., as syndication agents, Bank of Montreal, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Compass Bank, Fifth Third Bank and Morgan Stanley Senior Funding, Inc., as documentation agents, Regions Bank, as managing agent, and the lenders named therein, dated July 27, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2017 and incorporated herein by reference).

10.31
Guaranty dated July 27, 2017, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2017 and incorporated herein by reference).

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America, Inc.
23.2*	Consent of Independent Registered Public Accounting Firm - Healthcare Trust of America Holdings, LP.
23.3	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
23.4	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 1, 2017 and incorporated herein by reference).
23.5	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
23.6	Consent of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 23.2 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).

23.7	Consent of Venable LLP (included as Exhibit 23.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.8	Consent of O’Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
23.9	Consent of KPMG LLP (included as Exhibit 23.1 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.10	Consent of Katz, Sapper & Miller, LLP (included as Exhibit 23.2 to our Current Report on Form 8-K/A filed on August 21, 2017 and incorporated herein by reference).
23.11	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.