Form 10-Q
period 2018-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2018-04-30
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
As of April 25, 2018, there were 205,184,578 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2018, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2018, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
Noncontrolling interests, stockholders’ equity and partners’ capital are the primary areas of difference between the condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as a noncontrolling interest reflected within equity in HTA’s condensed consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 7 - Debt, Note 10 - Stockholders’ Equity and Partners’ Capital, Note 12 - Per Share Data of HTA, Note 13 - Per Unit Data of HTALP;

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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$486,403	$485,319
Building and improvements	5,851,437	5,830,824
Lease intangibles	638,103	639,199
Construction in progress	24,559	14,223
	7,000,502	6,969,565
Accumulated depreciation and amortization	(1,087,262)	(1,021,691)
Real estate investments, net	5,913,240	5,947,874
Investment in unconsolidated joint venture	69,147	68,577
Cash and cash equivalents	56,243	100,356
Restricted cash	12,695	18,204
Receivables and other assets, net	203,686	207,857
Other intangibles, net	104,824	106,714
Total assets	$6,359,835	$6,449,582
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,780,291	$2,781,031
Accounts payable and accrued liabilities	134,574	167,852
Derivative financial instruments - interest rate swaps	742	1,089
Security deposits, prepaid rent and other liabilities	59,530	61,222
Intangible liabilities, net	66,665	68,203
Total liabilities	3,041,802	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,770	6,737
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 205,179,776 and 204,892,118 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,052	2,049
Additional paid-in capital	4,511,736	4,508,528
Accumulated other comprehensive loss	1,157	274
Cumulative dividends in excess of earnings	(1,284,826)	(1,232,069)
Total stockholders’ equity	3,230,119	3,278,782
Noncontrolling interests	81,144	84,666
Total equity	3,311,263	3,363,448
Total liabilities and equity	$6,359,835	$6,449,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$175,567	$123,993
Interest and other operating income	94	354
Total revenues	175,661	124,347
Expenses:
Rental	56,022	39,020
General and administrative	8,786	8,423
Transaction	191	284
Depreciation and amortization	70,392	47,056
Impairment	4,606	—
Total expenses	139,997	94,783
Income before other income (expense)	35,664	29,564
Interest expense:
Interest related to derivative financial instruments	(58)	(324)
Gain on change in fair value of derivative financial instruments, net	—	839
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(58)	515
Interest related to debt	(26,195)	(16,058)
Gain on sale of real estate, net	—	3
Loss on extinguishment of debt, net	—	(32)
Income from unconsolidated joint venture	570	—
Other income	35	8
Net income	$10,016	$14,000
Net income attributable to noncontrolling interests (1)	(214)	(455)
Net income attributable to common stockholders	$9,802	$13,545
Earnings per common share - basic:
Net income attributable to common stockholders	$0.05	$0.10
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.05	$0.09
Weighted average common shares outstanding:
Basic	205,069	141,780
Diluted	209,177	146,117
Dividends declared per common share	$0.305	$0.300

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$10,016	$14,000

Other comprehensive gain (loss)
Change in unrealized gains (losses) on cash flow hedges	900	(88)
Total other comprehensive gain (loss)	900	(88)

Total comprehensive income	10,916	13,912
Comprehensive income attributable to noncontrolling interests	(198)	(422)
Total comprehensive income attributable to common stockholders	$10,718	$13,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of operating partnership units in connection with an acquisition	—	—	—	—	—	—	610	610
Share-based award transactions, net	213	2	2,528	—	—	2,530	—	2,530
Repurchase and cancellation of common stock	(107)	(1)	(3,117)	—	—	(3,118)	—	(3,118)
Dividends declared	—	—	—	—	(43,145)	(43,145)	(1,321)	(44,466)
Net income	—	—	—	—	13,545	13,545	425	13,970
Other comprehensive loss	—	—	—	(85)	—	(85)	(3)	(88)
Balance as of March 31, 2017	141,825	$1,418	$2,754,229	$(85)	$(1,098,561)	$1,657,001	$92,854	$1,749,855

Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Share-based award transactions, net	289	3	3,504	—	—	3,507	—	3,507
Repurchase and cancellation of common stock	(92)	(1)	(2,708)	—	—	(2,709)	—	(2,709)
Redemption of noncontrolling interest and other	91	1	2,412	—	—	2,413	(2,413)	—
Dividends declared	—	—	—	—	(62,559)	(62,559)	(1,307)	(63,866)
Net income	—	—	—	—	9,802	9,802	181	9,983
Other comprehensive gain	—	—	—	883	—	883	17	900
Balance as of March 31, 2018	205,180	$2,052	$4,511,736	$1,157	$(1,284,826)	$3,230,119	$81,144	$3,311,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$10,016	$14,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	68,303	46,213
Share-based compensation expense	3,507	2,530
Bad debt expense	3	103
Impairment	4,606	—
Income from unconsolidated joint venture	(570)	—
Gain on sale of real estate, net	—	(3)
Loss on extinguishment of debt, net	—	32
Change in fair value of derivative financial instruments	—	(839)
Changes in operating assets and liabilities:
Receivables and other assets, net	9,274	(7,771)
Accounts payable and accrued liabilities	(30,780)	(7,934)
Prepaid rent and other liabilities	(3,479)	682
Net cash provided by operating activities	60,880	47,013
Cash flows from investing activities:
Investments in real estate	(11,887)	(34,706)
Development of real estate	(13,235)	—
Proceeds from the sale of real estate	—	4,746
Capital expenditures	(17,417)	(12,894)
Collection of real estate notes receivable	172	—
Net cash used in investing activities	(42,367)	(42,854)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	—	92,000
Payments on unsecured revolving credit facility	—	(10,000)
Payments on secured mortgage loans	(1,598)	(40,155)
Security deposits	52	14
Repurchase and cancellation of common stock	(2,709)	(3,118)
Dividends paid	(62,546)	(42,536)
Distributions paid to noncontrolling interest of limited partners	(1,334)	(1,332)
Net cash used in financing activities	(68,135)	(5,127)
Net change in cash, cash equivalents and restricted cash	(49,622)	(968)
Cash, cash equivalents and restricted cash - beginning of period	118,560	25,045
Cash, cash equivalents and restricted cash - end of period	$68,938	$24,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$486,403	$485,319
Building and improvements	5,851,437	5,830,824
Lease intangibles	638,103	639,199
Construction in progress	24,559	14,223
	7,000,502	6,969,565
Accumulated depreciation and amortization	(1,087,262)	(1,021,691)
Real estate investments, net	5,913,240	5,947,874
Investment in unconsolidated joint venture	69,147	68,577
Cash and cash equivalents	56,243	100,356
Restricted cash	12,695	18,204
Receivables and other assets, net	203,686	207,857
Other intangibles, net	104,824	106,714
Total assets	$6,359,835	$6,449,582
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,780,291	$2,781,031
Accounts payable and accrued liabilities	134,574	167,852
Derivative financial instruments - interest rate swaps	742	1,089
Security deposits, prepaid rent and other liabilities	59,530	61,222
Intangible liabilities, net	66,665	68,203
Total liabilities	3,041,802	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,770	6,737
Partners’ Capital:
Limited partners’ capital, 4,032,835 and 4,124,148 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	80,874	84,396
General partners’ capital, 205,179,776 and 204,892,118 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3,230,389	3,279,052
Total partners’ capital	3,311,263	3,363,448
Total liabilities and partners’ capital	$6,359,835	$6,449,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$175,567	$123,993
Interest and other operating income	94	354
Total revenues	175,661	124,347
Expenses:
Rental	56,022	39,020
General and administrative	8,786	8,423
Transaction	191	284
Depreciation and amortization	70,392	47,056
Impairment	4,606	—
Total expenses	139,997	94,783
Income before other income (expense)	35,664	29,564
Interest expense:
Interest related to derivative financial instruments	(58)	(324)
Gain on change in fair value of derivative financial instruments, net	—	839
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(58)	515
Interest related to debt	(26,195)	(16,058)
Gain on sale of real estate, net	—	3
Loss on extinguishment of debt, net	—	(32)
Income from unconsolidated joint venture	570	—
Other income	35	8
Net income	$10,016	$14,000
Net income attributable to noncontrolling interests	(33)	(30)
Net income attributable to common unitholders	$9,983	$13,970
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.05	$0.10
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.05	$0.10
Weighted average common units outstanding:
Basic	209,177	146,117
Diluted	209,177	146,117
Dividends declared per common unit	$0.305	$0.300
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$10,016	$14,000

Other comprehensive gain (loss)
Change in unrealized gains (losses) on cash flow hedges	900	(88)
Total other comprehensive gain (loss)	900	(88)

Total comprehensive income	10,916	13,912
Comprehensive income attributable to noncontrolling interests	(33)	(30)
Total comprehensive income attributable to common unitholders	$10,883	$13,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of limited partner units in connection with an acquisition	—	—	21	610	610
Share-based award transactions, net	213	2,530	—	—	2,530
Redemption and cancellation of general partner units	(107)	(3,118)	—	—	(3,118)
Distributions declared	—	(43,145)	—	(1,321)	(44,466)
Net income	—	13,545	—	425	13,970
Other comprehensive loss	—	(85)	—	(3)	(88)
Balance as of March 31, 2017	141,825	$1,657,271	4,344	$92,584	$1,749,855

Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Share-based award transactions, net	289	3,507	—	—	3,507
Redemption and cancellation of general partner units	(92)	(2,709)	—	—	(2,709)
Redemption of limited partner units and other	91	2,413	(91)	(2,413)	—
Distributions declared	—	(62,559)	—	(1,307)	(63,866)
Net income	—	9,802	—	181	9,983
Other comprehensive gain	—	883	—	17	900
Balance as of March 31, 2018	205,180	$3,230,389	4,033	$80,874	$3,311,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$10,016	$14,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	68,303	46,213
Share-based compensation expense	3,507	2,530
Bad debt expense	3	103
Impairment	4,606	—
Income from unconsolidated joint venture	(570)	—
Gain on sale of real estate, net	—	(3)
Loss on extinguishment of debt, net	—	32
Change in fair value of derivative financial instruments	—	(839)
Changes in operating assets and liabilities:
Receivables and other assets, net	9,274	(7,771)
Accounts payable and accrued liabilities	(30,780)	(7,934)
Prepaid rent and other liabilities	(3,479)	682
Net cash provided by operating activities	60,880	47,013
Cash flows from investing activities:
Investments in real estate	(11,887)	(34,706)
Development of real estate	(13,235)	—
Proceeds from the sale of real estate	—	4,746
Capital expenditures	(17,417)	(12,894)
Collection of real estate notes receivable	172	—
Net cash used in investing activities	(42,367)	(42,854)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	—	92,000
Payments on unsecured revolving credit facility	—	(10,000)
Payments on secured mortgage loans	(1,598)	(40,155)
Security deposits	52	14
Repurchase and cancellation of general partner units	(2,709)	(3,118)
Distributions paid to general partner	(62,546)	(42,536)
Distributions paid to limited partners and redeemable noncontrolling interests	(1,334)	(1,332)
Net cash used in financing activities	(68,135)	(5,127)
Net change in cash, cash equivalents and restricted cash	(49,622)	(968)
Cash, cash equivalents and restricted cash - beginning of period	118,560	25,045
Cash, cash equivalents and restricted cash - end of period	$68,938	$24,077
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
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership, in an umbrella partnership, or “UPREIT” structure. HTA has qualified and intends to continue to be taxed as a REIT for federal income tax purposes under the applicable sections of the Internal Revenue Code.
We own real estate primarily consisting of medical office buildings (“MOBs”) located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 33 states within the United States, and we lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  We generate substantially all of our revenues from rents and rental-related activities, such as property and facilities management and other incidental revenues related to the operation of real estate.
Our primary objective is to maximize stockholder value with growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and we expect to enhance our existing portfolio.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the U.S. (“GAAP”) in all material respects and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities (“VIEs”). All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests on the accompanying condensed consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued OP Units in HTALP. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2018 and December 31, 2017, there were approximately 4.0 million, and 4.1 million, respectively, of OP Units issued and outstanding.
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
Reclassification
In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18 Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in cash, cash equivalents and restricted cash or restricted cash equivalents. Therefore, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the accompanying condensed consolidated statements of cash flows. We adopted ASU 2016-18 as set forth in our 2017 Annual Report on Form 10-K as of January1, 2017, and as a result of the adoption, the guidance requires retrospective adoption for all periods presented. The following table represents the previously reported balances and the reclassified balances for the impacted items for the three months ended March 31, 2017 in the accompanying condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	As Reclassified
Cash flows from investing activities:
Other assets (1)	$5,771	$—
Net cash used in investing activities	(37,083)	(42,854)

Net change in cash, cash equivalents and restricted cash (2)	$4,803	$(968)
Cash, cash equivalents and restricted cash - beginning of period (2)	11,231	25,045
Cash, cash equivalents and restricted cash - end of period (2)	$16,034	$24,077

(1) Prior to adoption of ASU 2016-18, the line item description was “Restricted cash, escrow deposits and other assets”.
(2) With the adoption of ASU 2016-18, the line item description now includes restricted cash.

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
With our adoption of ASU 2016-18 as set forth in our 2017 Annual Report on Form 10-K as of January 1, 2017, the following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$56,243	$16,034
Restricted cash	12,695	8,043
Total cash, cash equivalents and restricted cash	$68,938	$24,077
Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are recorded as straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements. Effective January 1, 2018, with the adoption of Topic 606 and corresponding amendments, the revenue recognition process will be based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have identified all of our revenue streams and we have concluded that rental income from leasing arrangements represents a substantial portion of our revenue and, therefore, is specifically excluded from Topic 606 and will be governed and evaluated with the anticipated adoption of Topic 842. The other revenue stream identified as impacting Topic 606 is concentrated in the recognition of real estate sales and this component does not have a material impact on our financial statements. For more detailed information on Topic 606 see “Recently Issued or Adopted Accounting Pronouncements” below.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2018 and 2017, was $50.7 million and $32.7 million, respectively.

Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income or loss and any distributions from the joint venture. As of March 31, 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $69.1 million, which is recorded in investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheets. We record our share of net income (loss) in income (loss) from unconsolidated joint venture in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018, we recognized income of $0.6 million. Our unconsolidated joint venture was acquired during the second quarter of 2017 and, as such, there was no income (loss) or distributions for the three months ended March 31, 2017.

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
We adopted Topic 606 effective January 1, 2018 to all open contracts using the modified retrospective approach.
As part of the adoption, we identified all revenue streams and concluded that revenues from leasing arrangements represented substantially all of our revenue and is generally excluded from the scope of Topic 606. Rather, rental revenue, including any executory type costs, will be governed and evaluated with the adoption of Topic 842 as described below. In addition, under Topic 606, revenue recognition for real estate sales will be substantially based on a principles-based approach to determine whether there has been transfer of control versus continuing involvement under the current guidance. There have not been, nor do we anticipate, any reclassifications or material impacts on our consolidated financial statements as a result of this adoption.

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
We adopted ASU 2017-09 as of January 1, 2018. There have not been, nor do we anticipate, any reclassifications or material impacts on our consolidated financial statements as a result of this adoption.

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
We adopted ASU 2017-12 as of January 1, 2018. Using the modified retrospective approach, the cumulative effect of the ineffectiveness for the year ended December 31, 2017 was immaterial; therefore, no adjustment was made to beginning retained earnings.  Additionally, as a result of the adoption, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments. The entire change in the fair value of the hedging instruments included in the assessment of hedge effectiveness will now be recorded in other comprehensive income and subsequently reclassified to interest expense in the period the hedging instrument affects earnings.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a brief description of recently issued accounting pronouncements:

Accounting Pronouncement	Description	Effective Date	Effect on financial statements
Topic 842; collectively ASU 2016-02 and 2018-01 Leases (Issued February 2016 and January 2018)
In February 2016, The FASB issued Topic 842. Topic 842 will supersede the existing guidance for lease accounting and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.   Within Topic 842, lessor accounting remained fairly unchanged. In adopting Topic 842, companies will be required to either use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or an optional transition method by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
Topic 842 is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted.
We will adopt the provisions of Topic 842 no later than January 1, 2019. As part of our adoption, we have started our evaluation process to determine the amount of the impact to our consolidated results from operations, consolidated statements of financial position and related disclosures.
We anticipate that we will elect (a) the practical expedient offered that allows an entity to not reassess upon adoption (i) whether an expired or existing contract contains a lease arrangement; (ii) lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs; and (b) the practical expedient to not separate certain non-lease components, such as common area maintenance from lease revenue if (i) the timing and pattern of revenue recognition are the same for the non-lease component; and (ii) the related lease component and the combined single lease component would be classified as an operating lease.
Further, we anticipate as a result of the adoption, all leases for which we are the lessee, including ground leases and certain corporate leases, will be recorded on our consolidated financial statements as either financing leases or operating leases with a related right of use asset and lease liability. We are assessing the related cash flows of such leases and the appropriate discount rates that correspond to the terms of these leases. With respect to initial direct costs, we are assessing the projected impact the change in guidance will have on our accounting of such costs, however, we have capitalized approximately $1.3 million of internal initial direct costs during the three months ended March 31, 2018 (as defined by the current lease standard, ASC 840 - Leases). Upon the adoption of Topic 842, these initial direct costs would have been either in part or in their entirety classified as selling or general and administrative costs on our consolidated results of operations.

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

3. Investments in Real Estate
For the three months ended March 31, 2018, our investments had an aggregate purchase price of $12.3 million. As part of these investments, we incurred $65,000 of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Land	$1,084	$4,934
Building and improvements	10,280	29,762
In place leases	662	3,185
Below market leases	(139)	(65)
Net assets acquired	11,887	37,816
Other, net	447	1,230
Aggregate purchase price	$12,334	$39,046
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the three months ended March 31, 2018 and 2017, respectively (in years):

	Three Months Ended March 31,
	2018	2017
Acquired intangible assets	8.4	11.3
Acquired intangible liabilities	8.4	10.2
4. Impairment
During the three months ended March 31, 2018, we recorded an impairment charge of $4.6 million on two MOBs located in Texas and South Carolina with an aggregate value of $13.0 million. During the three months ended March 31, 2017, no impairment charges were recorded.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2018 and December 31, 2017, respectively (in thousands, except weighted average remaining amortization terms):

	March 31, 2018		December 31, 2017
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$473,514	9.7	$474,252	9.8
Tenant relationships	164,589	10.3	164,947	10.2
Above market leases	39,919	6.2	40,082	6.3
Below market leasehold interests	92,362	60.2	92,362	63.4
	770,384		771,643
Accumulated amortization	(330,274)		(312,655)
Total	$440,110	19.6	$458,988	19.5

Liabilities:
Below market leases	$61,952	14.1	$61,820	14.7
Above market leasehold interests	20,610	49.9	20,610	50.1
	82,562		82,430
Accumulated amortization	(15,897)		(14,227)
Total	$66,665	24.4	$68,203	25.0

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the net intangible amortization for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization recorded against rental income related to above and (below) market leases	$(62)	$(223)
Rental expense related to above and (below) market leasehold interests	277	129
Amortization expense related to in place leases and tenant relationships	17,648	12,730
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018	December 31, 2017
Tenant receivables, net	$12,471	$20,269
Other receivables, net	8,548	9,305
Deferred financing costs, net	7,328	7,759
Deferred leasing costs, net	26,383	25,494
Straight-line rent receivables, net	89,674	85,143
Prepaid expenses, deposits, equipment and other, net	57,291	58,358
Derivative financial instruments - interest rate swaps	1,991	1,529
Total	$203,686	$207,857
The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2018, and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense related to deferred leasing costs	$1,506	$1,262
Interest expense related to deferred financing costs	431	331
7. Debt
Debt consisted of the following as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018	December 31, 2017
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	1,850,000
Fixed rate mortgages loans	413,180	414,524
Variable rate mortgages loans	37,664	37,918
	2,800,844	2,802,442
Deferred financing costs, net	(15,145)	(15,850)
Discount, net	(5,408)	(5,561)
Total	$2,780,291	$2,781,031

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
In 2017, HTALP entered into an amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and for the $300.0 million unsecured term loan referenced below until February 1, 2023. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2018, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into an amended and restated Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by us with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2018 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.98% per annum, based on our current credit rating. As of March 31, 2018, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2023
As of March 31, 2018, HTALP had a $200.0 million unsecured term loan outstanding, which matures on September 26, 2023. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2018 was 1.65% per annum. HTALP had interest rate swaps in place that fixed the interest rate at 3.22% per annum, based on our current credit rating.
$300.0 Million Unsecured Senior Notes due 2021
As of March 31, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of March 31, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In 2017, in connection with the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of March 31, 2018, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of March 31, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of March 31, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$350.0 Million Unsecured Senior Notes due 2026
As of March 31, 2018, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of March 31, 2018, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of March 31, 2018, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed and Variable Rate Mortgages
In 2017, we were required by the seller under the Duke acquisition to execute, as the borrower, for a part of the purchase price a senior secured first lien loan, subject to customary non-recourse carve-outs, a promissory note (the “Promissory Note”) in the amount of $286.0 million. The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us.
As of March 31, 2018, HTALP and its subsidiaries had fixed and variable rate mortgage loans with interest rates ranging from 2.85% to 6.39% per annum and a weighted average interest rate of 4.30% per annum. Including the impact of the interest rate swap associated with our variable rate mortgages, the weighted average interest rate was 4.39% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2018 (in thousands):

Year	Amount
2018	$100,915
2019	107,676
2020	146,678
2021	305,772
2022	463,063
Thereafter	1,676,740
Total	$2,800,844
Deferred Financing Costs
As of March 31, 2018, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2018	$2,117
2019	2,826
2020	2,804
2021	2,610
2022	1,987
Thereafter	2,801
Total	$15,145

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of March 31, 2018, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. Additionally, we will no longer disclose the ineffective portion of the change in fair value of our derivatives.
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.9 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of March 31, 2018, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	March 31, 2018
Number of instruments	5
Notional amount	$189,095

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively (in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps	Receivables and other assets	$1,991	$1,529	Derivative financial instruments	$742	$1,089
The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands). As a result of the adoption of ASU 2017-12 as of January 1, 2018, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments designated as hedges.

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives Cash Flow Hedging Relationships:	2018	2017	Statement of Operations Location	2018	2017
Interest rate swaps	$970	$(164)	Interest related to derivative financial instruments	$70	$(76)
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2017, we recorded a gain on change in fair value of derivative financial instruments of $0.8 million. There were no non-designated hedges as of March 31, 2018.
Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of March 31, 2018 and December 31, 2017, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018	$1,991	$—	$1,991	$—	$—	$1,991
December 31, 2017	1,529	—	1,529	—	—	1,529

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018	$742	$—	$742	$—	$—	$742
December 31, 2017	1,089	—	1,089	—	—	1,089

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
As of March 31, 2018, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.7 million. As of March 31, 2018, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements at an aggregate termination value of $0.7 million at March 31, 2018.
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
During 2017, we entered a forward sale arrangement pursuant to a forward equity agreement, with proceeds of $75.0 million, excluding anticipated costs to borrow. In February 2018, the maturity date was extended to October 2018, subject to adjustments as provided in the forward equity agreement. Refer to Note 12 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three months ended March 31, 2018 and 2017. On April 27, 2018, our Board of Directors announced a quarterly dividend of $0.305 per share/unit of common stock to be paid on July 10, 2018 to stockholders of record of our common stock and OP unitholders on July 5, 2018.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive Plan
The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of March 31, 2018, there were 1,405,137 awards available for grant under the Plan.
Restricted Common Stock
For the three months ended March 31, 2018 and 2017, we recognized compensation expense of $3.5 million and $2.5 million, respectively. Compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2018, we had $11.7 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.8 years.
The following is a summary of our restricted common stock activity as of March 31, 2018 and 2017, respectively:

	March 31, 2018		March 31, 2017
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	589,606	$29.38	640,870	$27.36
Granted	307,534	29.05	215,333	29.31
Vested	(205,270)	29.13	(229,621)	24.88
Forfeited	(20,061)	29.66	(2,524)	29.96
Ending balance	671,809	$29.29	624,058	$28.94
11. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1,991	$—	$1,991
Liabilities:
Derivative financial instruments	$—	$742	$—	$742
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

Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of March 31, 2018, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$12,985	$—	$12,985

(1) During the three months ended March 31, 2018, we recognized $4.6 million of impairment charges to the carrying value of two MOBs. The estimated fair value as of March 31, 2018 for these MOBs was based upon a pending sales agreement.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of March 31, 2018, the fair value of the debt was $2,765.8 million compared to the carrying value of $2,780.3 million. As of December 31, 2017, the fair value of the debt was $2,826.3 million compared to the carrying value of $2,781.0 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Per Share Data of HTA
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of common stock through our ATM at a price of $29.40 per share, for proceeds of approximately $75.0 million, excluding anticipated costs to borrow. In February 2018, the maturity date was extended to October 2018, subject to adjustments as provided in the forward equity agreement. To account for the forward equity agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.
In addition, we considered the potential dilution resulting from the forward equity agreement on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding - diluted used in the computation of earnings per common share for the three months ended March 31, 2018, included the effect from the assumed issuance of 2.6 million shares of common stock pursuant to the settlement of the forward equity agreement at the contractual price, less the assumed repurchase of common shares at the average market price using the proceeds of approximately $75.0 million, excluding anticipated costs to borrow. For the three months ended March 31, 2018, approximately 266,000 weighted-average incremental shares were excluded from the computation of our weighted-average shares-diluted, as their impact was anti-dilutive.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the three months ended March 31, 2018, and 2017, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2018, and 2017, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$10,016	$14,000
Net income attributable to noncontrolling interests	(214)	(455)
Net income attributable to common stockholders	$9,802	$13,545
Denominator:
Weighted average shares outstanding - basic	205,069	141,780
Dilutive shares - partnership units convertible into common stock	4,108	4,337
Adjusted weighted average shares outstanding - diluted	209,177	146,117
Earnings per common share - basic
Net income attributable to common stockholders	$0.05	$0.10
Earnings per common share - diluted
Net income attributable to common stockholders	$0.05	$0.09

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Per Unit Data of HTALP
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell 2.6 million shares of common stock through our ATM. Refer to Note 12 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement executed in October 2017.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2018, and 2017, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$10,016	$14,000
Net income attributable to noncontrolling interests	(33)	(30)
Net income attributable to common unitholders	$9,983	$13,970
Denominator:
Weighted average units outstanding - basic	209,177	146,117
Dilutive units - partnership units convertible into common units	—	—
Adjusted weighted average units outstanding - diluted	209,177	146,117
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.05	$0.10
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.05	$0.10
14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2018, and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$37,518	$19,186
Income taxes paid	656	60

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$760	$5,696
Dividend distributions declared, but not paid	63,828	44,489
Issuance of operating partnership units in connection with acquisitions	—	610
Note receivable retired in connection with an acquisition	—	2,494
Redemption of noncontrolling interest	2,413	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of March 31, 2018 and December 31, 2017, together with results of operations and cash flows for three months ended March 31, 2018 and 2017.
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
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2017 Annual Report on Form 10-K, which is incorporated herein.

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
Since 2006, we have invested $7.0 billion to create a portfolio of MOBs, development projects and other healthcare assets consisting of approximately 24.1 million square feet of GLA throughout the U.S. Approximately 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 19% of our total GLA as of March 31, 2018. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of March 31, 2018, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the three months ended March 31, 2018, our total revenue increased 41.3%, or $51.3 million, to $175.7 million, compared to the three months ended March 31, 2017.

•
For the three months ended March 31, 2018, net income attributable to common stockholders was $0.05 per diluted share, or $9.8 million, compared to $0.09 per diluted share, or $13.5 million, for the three months ended March 31, 2017. This decrease is primarily related to the increase in depreciation and amortization of $23.3 million as a result of the increase in the size of our investment portfolio.

•	For the three months ended March 31, 2018, HTA’s FFO was $84.6 million, or $0.40 per diluted share, compared to $0.41 per diluted share, or $60.2 million for the three months ended March 31, 2017.

•
For the three months ended March 31, 2018, HTALP’s FFO was $84.8 million, or $0.41 per diluted OP Unit, compared to $0.42 per diluted OP unit, or $60.7 million for the three months ended March 31, 2017.

•	For the three months ended March 31, 2018, HTA’s and HTALP’s Normalized FFO remained stable at $0.41 per diluted share and OP Unit, or $85.0 million, compared to the three months ended March 31, 2017.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the three months ended March 31, 2018, our NOI increased 40.2%, or $34.3 million, to $119.6 million, compared to the three months ended March 31, 2017.

•
For the three months ended March 31, 2018, our Same-Property Cash NOI increased 2.3%, or $1.8 million, to $81.0 million, compared to the three months ended March 31, 2017. Excluding the MOBs located on our Forest Park campuses, Same-Property Cash NOI growth would have been 3.2%.

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

•
Our investments strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. The Company is the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.8 million square feet of GLA, or 70%, of our portfolio located in these locations. The remaining 30% are located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of March 31, 2018, approximately 93% of our portfolio’s GLA is located in top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale and effectively utilize our internal property management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of March 31, 2018, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 500,000 square feet in each of our top 16 markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
During the three months ended March 31, 2018, we invested $8.4 million to acquire an MOB of approximately 24,000 square feet of GLA in Raleigh, North Carolina, that was 100% leased as of the acquisition date to Duke Health System. In addition, we invested $3.9 million to consolidate our ownership interests in several MOBs.

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

•	As of March 31, 2018, our in-house property management and leasing platform operated approximately 22.6 million square feet of GLA, or 94%, of our total portfolio.

•	As of March 31, 2018, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 90.7% by GLA.

•	We entered into new and renewal leases on approximately 663,000 square feet of GLA, or 2.7% of our portfolio, for the three months ended March 31, 2018.

•
Tenant retention for the Same-Property portfolio was 81%, which included approximately 609,000 square feet of GLA of expiring leases for the quarter, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of March 31, 2018, we had total leverage, measured by net debt (total debt less cash and cash equivalents) to total capitalization, of 33.0%. Total liquidity was $1.1 billion, including cash and cash equivalents of $56.2 million, a $75.0 million forward commitment, excluding anticipated costs to borrow, and $994.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of March 31, 2018.

•	On April 27, 2018, our Board of Directors announced a quarterly dividend of $0.305 per share/unit of common stock.

Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed herein. For further information on significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, in our 2017 Annual Report on Form 10-K that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
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
Investment Activity
During the three months ended March 31, 2018, we had investments with an aggregate purchase price of $12.3 million and no dispositions. During the three months ended March 31, 2017, we had investments with an aggregate purchase price of$39.0 million and a disposition with a gross sales price of $5.0 million.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
As of March 31, 2018 and 2017, we owned and operated approximately 24.1 million, and 17.8 million square feet of GLA, respectively, with a leased rate of 91.8% (includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 90.7%, and 91.0%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended March 31, 2018 and 2017, respectively, is set forth below:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Revenues:
Rental income	$175,567	$123,993	$51,574	41.6%
Interest and other operating income	94	354	(260)	(73.4)
Total revenues	175,661	124,347	51,314	41.3
Expenses:
Rental	56,022	39,020	17,002	43.6
General and administrative	8,786	8,423	363	4.3
Transaction	191	284	(93)	(32.7)
Depreciation and amortization	70,392	47,056	23,336	49.6
Impairment	4,606	—	4,606	NM
Total expenses	139,997	94,783	45,214	47.7
Income before other income (expense)	35,664	29,564	6,100	20.6
Interest expense:
Interest related to derivative financial instruments	(58)	(324)	266	82.1
Gain on change in fair value of derivative financial instruments, net	—	839	(839)	NM
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(58)	515	(573)	NM
Interest related to debt	(26,195)	(16,058)	(10,137)	(63.1)
Gain on sale of real estate, net	—	3	(3)	NM
Loss on extinguishment of debt, net	—	(32)	32	NM
Income from unconsolidated joint venture	570	—	570	NM
Other income	35	8	27	NM
Net income	$10,016	$14,000	$(3,984)	(28.5)%

NOI	$119,639	$85,327	$34,312	40.2%
Same-Property Cash NOI	$81,003	$79,172	$1,831	2.3%
Rental Income
Rental income consisted of the following for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	% Change
Contractual rental income	$168,534	$119,897	$48,637	40.6%
Straight-line rent and amortization of above and (below) market leases	4,589	2,472	2,117	85.6
Other rental revenue	2,444	1,624	820	50.5
Total rental income	$175,567	$123,993	$51,574	41.6%
Contractual rental income, which includes expense reimbursements, increased $48.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to $50.0 million of additional contractual rental income from our 2017 and 2018 acquisitions (including properties owned during both periods) and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2017.

Average starting and expiring base rents for new and renewal leases consisted of the following for the three months ended March 31, 2018 and 2017, respectively (in square feet and per square foot of GLA):

	Three Months Ended March 31,
	2018	2017
New and renewal leases:
Average starting base rents	$23.33	$22.63
Average expiring base rents	22.81	23.07

Square feet of GLA	663,000	776,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2018 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three months ended March 31, 2018 and 2017, respectively (in per square foot of GLA):

	Three Months Ended March 31,
	2018	2017
New leases:
Tenant improvements	$24.72	$18.04
Leasing commissions	1.50	2.29
Tenant concessions	1.72	3.04
Renewal leases:
Tenant improvements	$4.81	$7.16
Leasing commissions	1.04	1.24
Tenant concessions	1.84	1.70
The average term for new and renewal leases executed consisted of the following for the three months ended March 31, 2018 and 2017, respectively (in years):

	Three Months Ended March 31,
	2018	2017
New leases	6.4	5.5
Renewal leases	4.5	4.9
Rental Expenses
For the three months ended March 31, 2018 and 2017, rental expenses attributable to our properties were $56.0 million, and $39.0 million, respectively. The increase in rental expenses for the three months ended March 31, 2018 compared to 2017, was primarily due to $19.0 million of additional rental expenses associated with our 2017 and 2018 acquisitions, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2017.
General and Administrative Expenses
For the three months ended March 31, 2018 and 2017, general and administrative expenses were $8.8 million and $8.4 million, respectively. This increase in general and administrative expenses was primarily due to an increase in non-cash compensation expense and an overall increase in head count due to the continued growth of the company. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Depreciation and Amortization Expense
For the three months ended March 31, 2018 and 2017, depreciation and amortization expense was $70.4 million and $47.1 million, respectively. This increase in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Impairment
During the three months ended March 31, 2018, we recorded impairment charges of $4.6 million related to two MOBs located in Texas and South Carolina with an aggregate value of $13.0 million. During the three months ended March 31, 2017, no impairment charges were recorded.

Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, increased by $9.9 million during the three months ended March 31, 2018, compared to 2017. This increase was primarily the result of higher average debt outstanding during the three months ended March 31, 2018, as a result of the use of debt to partially fund our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively.
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
NOI and Same-Property Cash NOI
NOI increased $34.3 million to $119.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This increase was primarily due to $34.0 million of additional NOI from our 2017 and 2018 acquisitions, which was partially offset by a decrease in NOI as a result of the buildings we sold during 2017 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $1.8 million to $81.0 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This increase was primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.
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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2018 and 2017, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$9,802	$13,545
Depreciation and amortization expense related to investments in real estate	69,856	46,689
Gain on sale of real estate, net	—	(3)
Impairment	4,606	—
Proportionate share of joint venture depreciation and amortization	351	—
FFO attributable to common stockholders	$84,615	$60,231
Transaction expenses	191	284
Gain on change in fair value of derivative financial instruments, net	—	(839)
Loss on extinguishment of debt, net	—	32
Noncontrolling income from partnership units included in diluted shares	181	425
Normalized FFO attributable to common stockholders	$84,987	$60,133

Net income attributable to common stockholders per diluted share	$0.05	$0.09
FFO adjustments per diluted share, net	0.35	0.32
FFO attributable to common stockholders per diluted share	$0.40	$0.41
Normalized FFO adjustments per diluted share, net	0.01	0.00
Normalized FFO attributable to common stockholders per diluted share	$0.41	$0.41

Weighted average diluted common shares outstanding	209,177	146,117
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2018 and 2017, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common unitholders	$9,983	$13,970
Depreciation and amortization expense related to investments in real estate	69,856	46,689
Gain on sale of real estate, net	—	(3)
Impairment	4,606	—
Proportionate share of joint venture depreciation and amortization	351	—
FFO attributable to common unitholders	$84,796	$60,656
Transaction expenses	191	284
Gain on change in fair value of derivative financial instruments, net	—	(839)
Loss on extinguishment of debt, net	—	32
Normalized FFO attributable to common unitholders	$84,987	$60,133

Net income attributable to common unitholders per diluted unit	$0.05	$0.10
FFO adjustments per diluted unit, net	0.36	0.32
FFO attributable to common unitholders per diluted unit	$0.41	$0.42
Normalized FFO adjustments per diluted unit, net	0.00	(0.01)
Normalized FFO attributable to common unitholders per diluted unit	$0.41	$0.41

Weighted average diluted common units outstanding	209,177	146,117

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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$10,016	$14,000
General and administrative expenses	8,786	8,423
Transaction expenses	191	284
Depreciation and amortization expense	70,392	47,056
Impairment	4,606	—
Interest expense and net change in fair value of derivative financial instruments	26,253	15,543
Gain on sale of real estate, net	—	(3)
Loss on extinguishment of debt, net	—	32
Income from unconsolidated joint venture	(570)	—
Other income	(35)	(8)
NOI	$119,639	$85,327
Straight-line rent adjustments, net	(3,166)	(1,209)
Amortization of (below) and above market leases/leasehold interests, net	215	(94)
Cash NOI	$116,688	$84,024
Notes receivable interest income	(36)	(292)
Non Same-Property Cash NOI	(35,649)	(4,560)
Same-Property Cash NOI (1)	$81,003	$79,172

(1) Same-Property includes 342 buildings for the three months ended March 31, 2018 and 2017.

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
As of March 31, 2018, we had liquidity of $1.1 billion, including $994.5 million available under our unsecured revolving credit facility (which includes the impact of $5.5 million of outstanding letters of credit), $56.2 million of cash and cash equivalents and a $75.0 million forward commitment, excluding anticipated costs to borrow.
In addition, we had unencumbered assets with a gross book value of $6.3 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2018, we estimate that our expenditures for capital improvements for the remainder of 2018 will range from $35.0 million to $40.0 million depending on leasing activity. As of March 31, 2018, we had $3.5 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,		Change
	2018	2017
Cash, cash equivalents and restricted cash - beginning of period (1)	$118,560	$25,045	$93,515
Net cash provided by operating activities	60,880	47,013	13,867
Net cash used in investing activities (1)	(42,367)	(42,854)	487
Net cash provided by financing activities	(68,135)	(5,127)	(63,008)
Cash, cash equivalents and restricted cash - end of period (1)	$68,938	$24,077	$44,861

(1) The amounts for 2017 differ from amounts previously reported in our Quarterly Report for the three months ended March 31, 2017, as a result of the retrospective presentation of the early adoption of ASU 2016-18 in our 2017 Annual Report on Form 10-K as of January 1, 2017. Additionally, the presentation of beginning of period and end of period cash now includes restricted cash as a result of the adoption of ASU 2016-18.

Net cash provided by operating activities increased in 2018 primarily due to the impact of our 2017 and 2018 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2017 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.

For the three months ended March 31, 2018, net cash used in investing activities primarily related to capital expenditures of $17.4 million, development of real estate of $13.2 million, and investments in real estate of $11.9 million. For the three months ended March 31, 2017, net cash used in investing activities primarily related to investments in real estate of $34.7 million and capital expenditures of $12.9 million, which was partially offset by proceeds from the sale of real estate of $4.7 million.
For the three months ended March 31, 2018, net cash provided by financing activities primarily related to dividends paid to holders of our common stock of $62.5 million. For the three months ended March 31, 2017, net cash used in financing activities primarily related to the net borrowings on our unsecured revolving credit facility of $82.0 million, which was partially offset by dividends paid to holders of our common stock of $42.5 million and payments on our secured mortgage loans of $40.2 million.
Dividends
The amount of dividends we pay to our stockholders is determined by our Board of Directors, in their sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. We have paid monthly or quarterly dividends since February 2007, and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. Our organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend we pay to our stockholders is equal to the distributions received from HTALP in accordance with the terms of HTALP’s partnership agreement. It is our intention to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and we cannot guarantee the timing and amount of dividends that we may pay in the future, if any.
For the three months ended March 31, 2018, we paid cash dividends of $62.5 million on our own common stock. In April 2018, we paid cash dividends on our own common stock of $62.6 million for the quarter ended March 31, 2018. On April 27, 2018, our Board of Directors announced a quarterly dividend of $0.305 per share/unit of common stock to be paid on July 10, 2018 to stockholders of record of our common stock and OP unitholders on July 5, 2018.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of March 31, 2018, our leverage ratio, measured by net debt (total debt less cash and cash equivalents) to total capitalization, was 33.0%.
As of March 31, 2018, we had debt outstanding of $2.8 billion and the weighted average interest rate therein was 3.54% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
In 2017, HTALP entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion. As of March 31, 2018, $994.5 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of March 31, 2018, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2023.
Unsecured Senior Notes
As of March 31, 2018, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $400.0 million maturing in 2022, $300.0 million maturing in 2023, $350.0 million maturing in 2026, and $500.0 million maturing in 2027.
Mortgage Loans
During the three months ended March 31, 2018, we made payments on our mortgage loans of $1.6 million loans and have $100.9 million of principal payments due during the remainder of 2018.

Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2017 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2018, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2018, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2017 Annual Report on Form 10-K.
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
As of March 31, 2018, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of March 31, 2018.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
April 30, 2018

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
As of March 31, 2018, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of March 31, 2018.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
April 30, 2018

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	80,129	$29.93	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	11,897	26.04	—	—

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 30, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 30, 2018

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 30, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 30, 2018

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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