Form 10-Q
period 2018-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2018-08-03
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 30, 2018, there were 207,529,306 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended June 30, 2018, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2018, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$486,403	$485,319
Building and improvements	5,873,927	5,830,824
Lease intangibles	633,938	639,199
Construction in progress	21,397	14,223
	7,015,665	6,969,565
Accumulated depreciation and amortization	(1,146,260)	(1,021,691)
Real estate investments, net	5,869,405	5,947,874
Assets held for sale, net	6,916	—
Investment in unconsolidated joint venture	67,870	68,577
Cash and cash equivalents	26,191	100,356
Restricted cash	13,414	18,204
Receivables and other assets, net	215,250	207,857
Other intangibles, net	103,084	106,714
Total assets	$6,302,130	$6,449,582
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,683,531	$2,781,031
Accounts payable and accrued liabilities	152,516	167,852
Liabilities of assets held for sale	161	—
Derivative financial instruments - interest rate swaps	548	1,089
Security deposits, prepaid rent and other liabilities	65,012	61,222
Intangible liabilities, net	64,964	68,203
Total liabilities	2,966,732	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,644	6,737
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 207,493,355 and 204,892,118 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,075	2,049
Additional paid-in capital	4,580,373	4,508,528
Accumulated other comprehensive loss	1,367	274
Cumulative dividends in excess of earnings	(1,332,759)	(1,232,069)
Total stockholders’ equity	3,251,056	3,278,782
Noncontrolling interests	77,698	84,666
Total equity	3,328,754	3,363,448
Total liabilities and equity	$6,302,130	$6,449,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$173,221	$139,525	$348,788	$263,518
Interest and other operating income	111	354	205	708
Total revenues	173,332	139,879	348,993	264,226
Expenses:
Rental	53,553	43,523	109,575	82,543
General and administrative	8,725	8,472	17,511	16,895
Transaction	396	5,073	587	5,357
Depreciation and amortization	69,104	55,353	139,496	102,409
Impairment	—	5,093	4,606	5,093
Total expenses	131,778	117,514	271,775	212,297
Income before other income (expense)	41,554	22,365	77,218	51,929
Interest income (expense):
Interest related to derivative financial instruments	186	(239)	128	(563)
Gain on change in fair value of derivative financial instruments, net	—	45	—	884
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	186	(194)	128	321
Interest related to debt	(26,491)	(17,706)	(52,686)	(33,764)
Gain on sale of real estate, net	—	—	—	3
Loss on extinguishment of debt, net	—	(10,386)	—	(10,418)
Income from unconsolidated joint venture	403	63	973	63
Other income	5	6	40	14
Net income (loss)	$15,657	$(5,852)	$25,673	$8,148
Net income attributable to noncontrolling interests (1)	(311)	(66)	(525)	(521)
Net income (loss) attributable to common stockholders	$15,346	$(5,918)	$25,148	$7,627
Earnings per common share - basic:
Net income (loss) attributable to common stockholders	$0.07	$(0.03)	$0.12	$0.05
Earnings per common share - diluted:
Net income (loss) attributable to common stockholders	$0.07	$(0.03)	$0.12	$0.05
Weighted average common shares outstanding:
Basic	205,241	176,464	205,155	159,218
Diluted	209,259	176,464	209,218	163,490
Dividends declared per common share	$0.305	$0.300	$0.610	$0.600

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$15,657	$(5,852)	$25,673	$8,148

Other comprehensive gain (loss)
Change in unrealized gains (losses) on cash flow hedges	214	(748)	1,114	(836)
Total other comprehensive gain (loss)	214	(748)	1,114	(836)

Total comprehensive income (loss)	15,871	(6,600)	26,787	7,312
Comprehensive income attributable to noncontrolling interests	(301)	(27)	(499)	(449)
Total comprehensive income (loss) attributable to common stockholders	$15,570	$(6,627)	$26,288	$6,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of common stock in HTA	58,623	586	1,623,636	—	—	1,624,222	—	1,624,222
Issuance of operating partnership units in HTALP in connection with an acquisition	—	—	—	—	—	—	610	610
Share-based award transactions, net	198	2	3,837	—	—	3,839	—	3,839
Repurchase and cancellation of common stock	(114)	(1)	(3,338)	—	—	(3,339)	—	(3,339)
Redemption of noncontrolling interest and other	221	2	5,530	—	—	5,532	(5,532)	—
Dividends declared	—	—	—	—	(103,273)	(103,273)	(2,651)	(105,924)
Net income	—	—	—	—	7,627	7,627	469	8,096
Other comprehensive loss	—	—	—	(816)	—	(816)	(20)	(836)
Balance as of June 30, 2017	200,647	$2,006	$4,384,483	$(816)	$(1,164,607)	$3,221,066	$86,019	$3,307,085

Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Issuance of common stock in HTA	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	296	3	5,700	—	—	5,703	—	5,703
Repurchase and cancellation of common stock	(429)	(4)	(11,549)	—	—	(11,553)	—	(11,553)
Redemption of noncontrolling interest and other	184	2	4,905	—	—	4,907	(4,907)	—
Dividends declared	—	—	—	—	(125,838)	(125,838)	(2,560)	(128,398)
Net income	—	—	—	—	25,148	25,148	478	25,626
Other comprehensive gain	—	—	—	1,093	—	1,093	21	1,114
Balance as of June 30, 2018	207,493	$2,075	$4,580,373	$1,367	$(1,332,759)	$3,251,056	$77,698	$3,328,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,673	$8,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	135,177	100,536
Share-based compensation expense	5,703	3,839
Impairment	4,606	5,093
Income from unconsolidated joint venture	(973)	(63)
Distributions from unconsolidated joint venture	975	—
Gain on sale of real estate, net	—	(3)
Loss on extinguishment of debt, net	—	10,418
Change in fair value of derivative financial instruments	—	(884)
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,956)	(2,742)
Accounts payable and accrued liabilities	(13,254)	14,272
Prepaid rent and other liabilities	1,157	1,907
Net cash provided by operating activities	156,108	140,521
Cash flows from investing activities:
Investments in real estate	(11,887)	(2,202,815)
Investment in unconsolidated joint venture	—	(68,839)
Development of real estate	(23,861)	(348)
Proceeds from the sale of real estate	—	4,746
Capital expenditures	(34,110)	(26,022)
Collection of real estate notes receivable	347	—
Net cash used in investing activities	(69,511)	(2,293,278)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	85,000	305,000
Payments on unsecured revolving credit facility	(85,000)	(393,000)
Proceeds from unsecured senior notes	—	900,000
Payments on secured mortgage loans	(99,218)	(74,319)
Deferred financing costs	—	(9,400)
Debt extinguishment costs	—	(10,391)
Security deposits	222	1,964
Proceeds from issuance of common stock	72,814	1,624,222
Repurchase and cancellation of common stock	(11,553)	(3,339)
Dividends paid	(125,128)	(85,683)
Distributions paid to noncontrolling interest of limited partners	(2,689)	(2,722)
Net cash (used in) provided by financing activities	(165,552)	2,252,332
Net change in cash, cash equivalents and restricted cash	(78,955)	99,575
Cash, cash equivalents and restricted cash - beginning of period	118,560	25,045
Cash, cash equivalents and restricted cash - end of period	$39,605	$124,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$486,403	$485,319
Building and improvements	5,873,927	5,830,824
Lease intangibles	633,938	639,199
Construction in progress	21,397	14,223
	7,015,665	6,969,565
Accumulated depreciation and amortization	(1,146,260)	(1,021,691)
Real estate investments, net	5,869,405	5,947,874
Assets held for sale, net	6,916	—
Investment in unconsolidated joint venture	67,870	68,577
Cash and cash equivalents	26,191	100,356
Restricted cash	13,414	18,204
Receivables and other assets, net	215,250	207,857
Other intangibles, net	103,084	106,714
Total assets	$6,302,130	$6,449,582
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,683,531	$2,781,031
Accounts payable and accrued liabilities	152,516	167,852
Liabilities of assets held for sale	161	—
Derivative financial instruments - interest rate swaps	548	1,089
Security deposits, prepaid rent and other liabilities	65,012	61,222
Intangible liabilities, net	64,964	68,203
Total liabilities	2,966,732	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,644	6,737
Partners’ Capital:
Limited partners’ capital, 3,939,816 and 4,124,148 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	77,428	84,396
General partners’ capital, 207,493,355 and 204,892,118 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,251,326	3,279,052
Total partners’ capital	3,328,754	3,363,448
Total liabilities and partners’ capital	$6,302,130	$6,449,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$173,221	$139,525	$348,788	$263,518
Interest and other operating income	111	354	205	708
Total revenues	173,332	139,879	348,993	264,226
Expenses:
Rental	53,553	43,523	109,575	82,543
General and administrative	8,725	8,472	17,511	16,895
Transaction	396	5,073	587	5,357
Depreciation and amortization	69,104	55,353	139,496	102,409
Impairment	—	5,093	4,606	5,093
Total expenses	131,778	117,514	271,775	212,297
Income before other income (expense)	41,554	22,365	77,218	51,929
Interest income (expense):
Interest related to derivative financial instruments	186	(239)	128	(563)
Gain on change in fair value of derivative financial instruments, net	—	45	—	884
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	186	(194)	128	321
Interest related to debt	(26,491)	(17,706)	(52,686)	(33,764)
Gain on sale of real estate, net	—	—	—	3
Loss on extinguishment of debt, net	—	(10,386)	—	(10,418)
Income from unconsolidated joint venture	403	63	973	63
Other income	5	6	40	14
Net income (loss)	$15,657	$(5,852)	$25,673	$8,148
Net income attributable to noncontrolling interests	(14)	(22)	(47)	(52)
Net income (loss) attributable to common unitholders	$15,643	$(5,874)	$25,626	$8,096
Earnings per common unit - basic:
Net income (loss) attributable to common unitholders	$0.07	$(0.03)	$0.12	$0.05
Earnings per common unit - diluted:
Net income (loss) attributable to common unitholders	$0.07	$(0.03)	$0.12	$0.05
Weighted average common units outstanding:
Basic	209,259	180,672	209,218	163,490
Diluted	209,259	180,672	209,218	163,490
Dividends declared per common unit	$0.305	$0.300	$0.610	$0.600
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$15,657	$(5,852)	$25,673	$8,148

Other comprehensive gain (loss)
Change in unrealized gains (losses) on cash flow hedges	214	(748)	1,114	(836)
Total other comprehensive gain (loss)	214	(748)	1,114	(836)

Total comprehensive income (loss)	15,871	(6,600)	26,787	7,312
Comprehensive income attributable to noncontrolling interests	(14)	(22)	(47)	(52)
Total comprehensive income (loss) attributable to common unitholders	$15,857	$(6,622)	$26,740	$7,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of general partner units	58,623	1,624,222	—	—	1,624,222
Issuance of limited partner units in connection with an acquisition	—	—	21	610	610
Share-based award transactions, net	198	3,839	—	—	3,839
Redemption and cancellation of general partner units	(114)	(3,339)	—	—	(3,339)
Redemption of limited partner units and other	221	5,532	(221)	(5,532)	—
Distributions declared	—	(103,273)	—	(2,651)	(105,924)
Net income	—	7,627	—	469	8,096
Other comprehensive loss	—	(816)	—	(20)	(836)
Balance as of June 30, 2017	200,647	$3,221,336	4,123	$85,749	$3,307,085

Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Issuance of general partner units	2,550	72,814	—	—	72,814
Share-based award transactions, net	296	5,703	—	—	5,703
Redemption and cancellation of general partner units	(429)	(11,553)	—	—	(11,553)
Redemption of limited partner units and other	184	4,907	(184)	(4,907)	—
Distributions declared	—	(125,838)	—	(2,560)	(128,398)
Net income	—	25,148	—	478	25,626
Other comprehensive gain	—	1,093	—	21	1,114
Balance as of June 30, 2018	207,493	$3,251,326	3,940	$77,428	$3,328,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,673	$8,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	135,177	100,536
Share-based compensation expense	5,703	3,839
Impairment	4,606	5,093
Income from unconsolidated joint venture	(973)	(63)
Distributions from unconsolidated joint venture	975	—
Gain on sale of real estate, net	—	(3)
Loss on extinguishment of debt, net	—	10,418
Change in fair value of derivative financial instruments	—	(884)
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,956)	(2,742)
Accounts payable and accrued liabilities	(13,254)	14,272
Prepaid rent and other liabilities	1,157	1,907
Net cash provided by operating activities	156,108	140,521
Cash flows from investing activities:
Investments in real estate	(11,887)	(2,202,815)
Investment in unconsolidated joint venture	—	(68,839)
Development of real estate	(23,861)	(348)
Proceeds from the sale of real estate	—	4,746
Capital expenditures	(34,110)	(26,022)
Collection of real estate notes receivable	347	—
Net cash used in investing activities	(69,511)	(2,293,278)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	85,000	305,000
Payments on unsecured revolving credit facility	(85,000)	(393,000)
Proceeds from unsecured senior notes	—	900,000
Payments on secured mortgage loans	(99,218)	(74,319)
Deferred financing costs	—	(9,400)
Debt extinguishment costs	—	(10,391)
Security deposits	222	1,964
Proceeds from issuance of general partner units	72,814	1,624,222
Repurchase and cancellation of general partner units	(11,553)	(3,339)
Distributions paid to general partner	(125,128)	(85,683)
Distributions paid to limited partners and redeemable noncontrolling interests	(2,689)	(2,722)
Net cash (used in) provided by financing activities	(165,552)	2,252,332
Net change in cash, cash equivalents and restricted cash	(78,955)	99,575
Cash, cash equivalents and restricted cash - beginning of period	118,560	25,045
Cash, cash equivalents and restricted cash - end of period	$39,605	$124,620
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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable non-controlling interests on the accompanying condensed consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued OP Units in HTALP. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2018 and December 31, 2017, there were approximately 3.9 million and 4.1 million, respectively, of OP Units issued and outstanding.
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
Reclassification
In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18 Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in cash, cash equivalents and restricted cash and restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the accompanying condensed consolidated statements of cash flows. We adopted ASU 2016-18 in the fourth quarter of 2017, as set forth in our 2017 Annual Report on Form 10-K as of January1, 2017, and as a result of the adoption, the guidance requires retrospective adoption for all periods presented. The following table represents the previously reported balances and the reclassified balances for the impacted items for the six months ended June 30, 2017 in the accompanying condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	As Reclassified
Cash flows from investing activities:
Other assets (1)	$(19,362)	$—
Net cash used in investing activities	(2,312,640)	(2,293,278)

Net change in cash, cash equivalents and restricted cash (2)	$80,213	$99,575
Cash, cash equivalents and restricted cash - beginning of period (2)	11,231	25,045
Cash, cash equivalents and restricted cash - end of period (2)	$91,444	$124,620

(1) Prior to adoption of ASU 2016-18, the line item description was “Restricted cash, escrow deposits and other assets”.
(2) With the adoption of ASU 2016-18, the line item description now includes restricted cash.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon designation as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. Assets and liabilities of properties sold or classified as held for sale are separately identified on our condensed consolidated balance sheets. See Note 4 - Assets Held for Sale for more detail on assets held for sale.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash is comprised of reserve accounts for property taxes, insurance, capital improvements and tenant improvements as well as collateral accounts for debt and interest rate swaps and deposits for future investments.
With our adoption of ASU 2016-18 in the fourth quarter of 2017, as set forth in our 2017 Annual Report on Form 10-K as of January 1, 2017, the following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$26,191	$91,444
Restricted cash	13,414	33,176
Total cash, cash equivalents and restricted cash	$39,605	$124,620
Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are recorded as straight-line rent receivables. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for real estate taxes, common area maintenance and other certain operating expenses are recognized as revenue on a gross basis in the period in which the related recoverable expenses are incurred.  We accrue revenue corresponding to these expenses on a quarterly basis to adjust recorded amounts to our best estimate of the final annual amounts to be billed. Subsequent to year-end, on a calendar year basis, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed and the actual expenses that were incurred. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.
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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2018 and 2017 was $50.6 million and $39.0 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2018 and 2017, was $101.3 million and $71.7 million, respectively.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income or loss and any distributions from the joint venture. As of June 30, 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $67.9 million, which is recorded in investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheets. We record our share of net income (loss) in income (loss) from unconsolidated joint venture in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we recognized income of $0.4 million and $1.0 million from our unconsolidated joint venture, respectively. Our unconsolidated joint venture was acquired during the second quarter of 2017 and for the three months ended June 30, 2017 we recognized income of $63,000.
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

ASU 2017-05 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset. Once an entity transfers control of the nonfinancial asset, the entity is required to measure any noncontrolling interest it receives or retains at fair value. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest resulting in only partial gain recognition by the entity, however, the new guidance eliminates the use of carryover basis and generally requires the full gain to be recognized.

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
Topic 842; collectively ASU 2016-02, 2018-01 and 2018-11 Leases (Issued February 2016, January 2018 and July 2018)
In February 2016, the FASB issued Topic 842. Topic 842 will supersede the existing guidance for lease accounting and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments.

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

Within Topic 842, lessor accounting remained fairly unchanged. In adopting Topic 842, companies will be required to either use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or with the adoption of ASU 2018-11, an optional transition method whereby an entity initially applies the new lease standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
Topic 842 is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted.
We will adopt the provisions of Topic 842 as of January 1, 2019. We anticipate that we will elect (a) the practical expedient offered that allows an entity to not reassess upon adoption (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and (b) as part of ASU 2018-11, the practical expedient to not separate certain non-lease components, such as common area maintenance from lease revenue if (i) the timing and pattern of revenue recognition are the same for the non-lease component, and (ii) the related lease component and the combined single lease component would be classified as an operating lease.

As part of the adoption, all leases for which we are the lessee, including ground leases and certain other corporate leases, will be recorded in our consolidated financial statements as either financing or operating leases with corresponding right of use assets and lease liability obligations. Management has commenced the reevaluation of all leases where we are the lessee to determine (a) the total future lease payments, including an assessment of the availability and likelihood of our exercising extension options available to us under the terms of the respective leases, (b) an appropriate incremental borrowing rate in light of the extended term of our ground leases, and (c) an abstract of all applicable lease provisions that may cause the treatment of these leases to be classified differently under ASC 842 than what they are currently being classified as under current accounting guidance. We anticipate that our assessment will be concluded by December 31, 2018 and that we will have evaluated all leases sufficiently to provide a range of potential impact to our financial statements.

Further, with respect to initial direct costs, we are currently assessing the projected impact to the accounting of such costs, including the impact of potential changes to our use of internal and external leasing and leasing-related personnel, potential changes in compensation structures to such individuals, and other considerations of related costs that could have an impact to our financial statements. For the six months ended June 30, 2018, we have capitalized approximately $2.2 million of internal initial direct costs (as defined by the current lease standard, ASC 840 - Leases). Upon the adoption of Topic 842, these internal initial direct costs will either in part or in their entirety be classified as selling or general and administrative costs on our consolidated results of operations, depending on the finalization of our assessment of the impact of such adoption.

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
ASU 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (Issued June 2018)
ASU 2018-07 expands the scope of Topic 718 and the amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606.
		ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, but not earlier than an entity’s adoption date of Topic 606.	We will adopt ASU 2018-07 as of January 1, 2019. We do not expect there to be a material impact to our consolidated financial statements and related notes.
3. Investments in Real Estate
For the six months ended June 30, 2018, our investments had an aggregate purchase price of $12.3 million. As part of these investments, we incurred $65,000 of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the six months ended June 30, 2018 and 2017, respectively (in thousands):

	Six Months Ended June 30,
	2018	2017
Land	$1,084	$73,560
Building and improvements	10,280	2,225,012
In place leases	662	172,620
Below market leases	(139)	(27,529)
Above market leases	—	11,098
Below market leasehold interests	—	53,722
Above market leasehold interests	—	(16,564)
Net assets acquired	11,887	2,491,919
Other, net (1)	447	54,196
Aggregate purchase price	$12,334	$2,546,115

(1) For the six months ended June 30, 2017, other, net, consisted primarily of capital expenditures and tenant improvements received as credits at the time of acquisition.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the six months ended June 30, 2018 and 2017, respectively (in years):

	Six Months Ended June 30,
	2018	2017
Acquired intangible assets	8.1	22.4
Acquired intangible liabilities	8.1	21.6

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Assets Held for Sale
As of June 30, 2018, we classified one of our properties as held for sale as we recommended and our Board of Directors committed to an approved plan to seek to dispose of the property. Subsequent to June 30, 2018, the held for sale property was sold for a gross sales price of $9.3 million. As of December 31, 2017, there were no properties held for sale. The following table represents the major classes of assets and liabilities, and the balance sheet classification as of June 30, 2018 (in thousands):

June 30, 2018
Buildings and improvements	$9,563
In place leases	1,859
11,422
Accumulated depreciation and amortization	(5,032)
Real estate assets held for sale, net	6,390
Receivables and other assets, net	526
Assets held for sale, net	$6,916

Security deposits, prepaid rent & other liabilities	$161
Liabilities of assets held for sale	$161
5. Impairment and Dispositions
During the six months ended June 30, 2018, we recorded impairment charges of $4.6 million on two MOBs located in Texas and South Carolina with an aggregate value of $13.0 million. During the six months ended June 30, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million representing approximately 48,000 square feet of gross leasable area (“GLA”). In addition, during the three months ended June 30, 2017, we recorded impairment charges of $5.1 million related to one MOB located in Massachusetts.
Subsequent to June 30, 2018, we entered into an agreement to sell a portfolio of MOBs affiliated with Greenville Health System for $285.0 million. The portfolio consists of 16 MOBs totaling approximately 856,000 square feet of GLA located in Greenville, South Carolina. This transaction is subject to customary closing conditions and no closings are assured. In addition, we closed one MOB subsequent to June 30, 2018, for a gross sales price of $9.3 million which was classified as held for sale as of June 30, 2018. See Note 4 - Assets Held for Sale for more detail.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2018 and December 31, 2017, respectively (in thousands, except weighted average remaining amortization terms):

	June 30, 2018		December 31, 2017
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$471,268	9.7	$474,252	9.8
Tenant relationships	162,670	10.3	164,947	10.2
Above market leases	39,187	6.2	40,082	6.3
Below market leasehold interests	92,362	64.6	92,362	63.4
	765,487		771,643
Accumulated amortization	(344,214)		(312,655)
Total	$421,273	20.9	$458,988	19.5

Liabilities:
Below market leases	$61,952	14.5	$61,820	14.7
Above market leasehold interests	20,610	49.7	20,610	50.1
	82,562		82,430
Accumulated amortization	(17,598)		(14,227)
Total	$64,964	24.9	$68,203	25.0
The following is a summary of the net intangible amortization for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization recorded against rental income related to above and (below) market leases	$(246)	$(40)	$(308)	$(263)
Rental expense related to above and (below) market leasehold interests	286	166	563	295
Amortization expense related to in place leases and tenant relationships	16,677	14,457	34,325	27,187
7. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018	December 31, 2017
Tenant receivables, net	$16,606	$20,269
Other receivables, net	15,159	9,305
Deferred financing costs, net	6,897	7,759
Deferred leasing costs, net	27,846	25,494
Straight-line rent receivables, net	93,176	85,143
Prepaid expenses, deposits, equipment and other, net	53,567	58,358
Derivative financial instruments - interest rate swaps	1,999	1,529
Total	$215,250	$207,857

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2018, and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense related to deferred leasing costs	$1,303	$1,472	$2,809	$2,734
Interest expense related to deferred financing costs	431	332	862	663
8. Debt
Debt consisted of the following as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018	December 31, 2017
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	1,850,000
Fixed rate mortgages loans	315,823	414,524
Variable rate mortgages loans	37,402	37,918
	2,703,225	2,802,442
Deferred financing costs, net	(14,440)	(15,850)
Discount, net	(5,254)	(5,561)
Total	$2,683,531	$2,781,031
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2018, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into an amended and restated Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by us with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2018 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 3.28% per annum, based on our current credit rating. As of June 30, 2018, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2023
As of June 30, 2018, HTALP had a $200.0 million unsecured term loan outstanding, which matures on September 26, 2023. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 1.50% to 2.45% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2018 was 1.65% per annum. HTALP had interest rate swaps in place that fixed the interest rate at 3.27% per annum, based on our current credit rating.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent to June 30, 2018, HTALP entered into a modification of our $200.0 million unsecured term loan due in 2023. The modification decreased pricing at our current credit rating by 65 basis points from LIBOR plus 165 basis points to LIBOR plus 100 basis points. The maturity date was also extended by five months to January 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged.
$300.0 Million Unsecured Senior Notes due 2021
As of June 30, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of June 30, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In 2017, in connection with the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of June 30, 2018, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of June 30, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of June 30, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of June 30, 2018, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of June 30, 2018, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of June 30, 2018, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed and Variable Rate Mortgages
In 2017, we were required by the seller under the Duke acquisition to execute, as the borrower, for a part of the purchase price a senior secured first lien loan, subject to customary non-recourse carve-outs, a promissory note (the “Promissory Note”) in the amount of $286.0 million. The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us. In June 2018, the first installment of $96.0 million was paid and as of June 30, 2018 the outstanding balance was $190.0 million.
As of June 30, 2018, HTALP and its subsidiaries had fixed and variable rate mortgage loans with interest rates ranging from 2.85% to 6.39% per annum and a weighted average interest rate of 4.40% per annum. Including the impact of the interest rate swap associated with our variable rate mortgages, the weighted average interest rate was 4.50% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2018 (in thousands):

Year	Amount
2018	$3,296
2019	107,676
2020	146,678
2021	305,772
2022	463,063
Thereafter	1,676,740
Total	$2,703,225
Deferred Financing Costs
As of June 30, 2018, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2018	$1,411
2019	2,827
2020	2,804
2021	2,610
2022	1,987
Thereafter	2,801
Total	$14,440
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of June 30, 2018, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. Additionally, we will no longer disclose the ineffective portion of the change in fair value of our derivatives.
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $1.4 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of June 30, 2018, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	June 30, 2018
Number of instruments	5
Notional amount	$188,757
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively (in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	Receivables and other assets	$1,999	$1,529	Derivative financial instruments	$548	$1,089

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively (in thousands). As a result of the adoption of ASU 2017-12 as of January 1, 2018, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments designated as hedges.

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2018	2017	Statement of Operations Location	2018	2017
Interest rate swaps	$371	$(1,041)	Interest related to derivative financial instruments	$157	$(293)

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2018	2017	Statement of Operations Location	2018	2017
Interest rate swaps	$1,341	$(1,205)	Interest related to derivative financial instruments	$227	$(369)
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2017, we recorded a gain on change in fair value of derivative financial instruments of $45,000 and $0.9 million, respectively. There were no non-designated hedges as of June 30, 2018.
Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of June 30, 2018 and December 31, 2017, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018	$1,999	$—	$1,999	$—	$—	$1,999
December 31, 2017	1,529	—	1,529	—	—	1,529

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018	$548	$—	$548	$—	$—	$548
December 31, 2017	1,089	—	1,089	—	—	1,089

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
As of June 30, 2018, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.5 million. As of June 30, 2018, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements at an aggregate termination value of $0.5 million at June 30, 2018.
10. Commitments and Contingencies
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
Common Stock Offerings
In June 2018, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in October 2017, which included the sale of approximately 2.6 million shares of our common stock for net proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement.
Stock Repurchase Plan
On June 8, 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $100.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During June 2018, pursuant to this plan, we repurchased 333,002 shares of our common stock, at an average price of $26.26 per share, for an aggregate amount of $8.7 million. Subsequent to June 30, 2018, our Board of Directors terminated the foregoing plan and adopted a new plan with an increased share repurchase authorization of up to $300 million.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three and six months ended June 30, 2018 and 2017. On August 2, 2018, our Board of Directors announced an increased quarterly dividend of $0.310 per share of common stock and per OP unit to be paid on October 5, 2018 to stockholders of record of our common stock and holders of our OP Units on October 2, 2018.
Incentive Plan
The Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of June 30, 2018, there were 1,397,867 awards available for grant under the Plan.
Restricted Common Stock
For the three and six months ended June 30, 2018, we recognized compensation expense of $2.2 million and $5.7 million, respectively. For the three and six months ended June 30, 2017, we recognized compensation expense of $1.3 million and $3.8 million, respectively. Compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2018, we had $10.1 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.6 years.
The following is a summary of our restricted common stock activity as of June 30, 2018 and 2017, respectively:

	June 30, 2018		June 30, 2017
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	589,606	$29.38	640,870	$27.36
Granted	323,354	28.86	244,753	29.67
Vested	(219,418)	28.97	(248,138)	25.15
Forfeited	(28,611)	29.59	(47,344)	28.54
Ending balance	664,931	$29.25	590,141	$29.19
12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1,999	$—	$1,999
Liabilities:
Derivative financial instruments	$—	$548	$—	$548
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

Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of June 30, 2018, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$12,985	$—	$12,985

(1) During the six months ended June 30, 2018, we recognized $4.6 million of impairment charges to the carrying value of two MOBs. The estimated fair value as of June 30, 2018 for these MOBs was based upon a sales agreement.

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
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of June 30, 2018, the fair value of the debt was $2,643.1 million compared to the carrying value of $2,683.5 million. As of December 31, 2017, the fair value of the debt was $2,826.3 million compared to the carrying value of $2,781.0 million.
13. Per Share Data of HTA
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM. In June 2018, we settled our forward sale arrangement for proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock. To account for the forward equity agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, we considered the potential dilution resulting from the forward equity agreement on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding - diluted used in the computation of earnings per common share for the three and six months ended June 30, 2018, included the effect from the assumed issuance of 2.6 million shares of our common stock pursuant to the settlement of the forward equity agreement at the contractual price, less the assumed repurchase of our common stock at the average market price using the proceeds of approximately $73.8 million, adjusted for costs to borrow. For the three and six months ended June 30, 2018, approximately 392,000 and 346,000 weighted-average incremental shares were excluded from the computation of our weighted-average shares-diluted, as their impact was anti-dilutive.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the three and six months ended June 30, 2018 and 2017, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
For the three months ended June 30, 2017, approximately 4.2 million shares of common stock were excluded from the computation of diluted shares as their impact would have been anti-dilutive. The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and six months ended June 30, 2018 and 2017, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$15,657	$(5,852)	$25,673	$8,148
Net income attributable to noncontrolling interests	(311)	(66)	(525)	(521)
Net income (loss) attributable to common stockholders	$15,346	$(5,918)	$25,148	$7,627
Denominator:
Weighted average shares outstanding - basic	205,241	176,464	205,155	159,218
Dilutive shares - partnership units convertible into common stock	4,018	—	4,063	4,272
Adjusted weighted average shares outstanding - diluted	209,259	176,464	209,218	163,490
Earnings per common share - basic
Net income (loss) attributable to common stockholders	$0.07	$(0.03)	$0.12	$0.05
Earnings per common share - diluted
Net income (loss) attributable to common stockholders	$0.07	$(0.03)	$0.12	$0.05

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Per Unit Data of HTALP
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM. Refer to Note 13 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement settled in June 2018.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2018, and 2017, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$15,657	$(5,852)	$25,673	$8,148
Net income attributable to noncontrolling interests	(14)	(22)	(47)	(52)
Net income (loss) attributable to common unitholders	$15,643	$(5,874)	$25,626	$8,096
Denominator:
Weighted average units outstanding - basic	209,259	180,672	209,218	163,490
Dilutive units - partnership units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	209,259	180,672	209,218	163,490
Earnings per common unit - basic:
Net income (loss) attributable to common unitholders	$0.07	$(0.03)	$0.12	$0.05
Earnings per common unit - diluted:
Net income (loss) attributable to common unitholders	$0.07	$(0.03)	$0.12	$0.05
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2018 and 2017, respectively (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$52,260	$31,175
Income taxes paid	1,534	825

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$454	$2,919
Debt assumed and entered into in connection with an acquisition	—	286,000
Dividend distributions declared, but not paid	64,571	61,492
Issuance of operating partnership units in HTALP in connection with an acquisition	—	610
Note receivable retired in connection with an acquisition	—	2,494
Redemption of noncontrolling interest	4,907	5,532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of June 30, 2018 and December 31, 2017, together with results of operations and cash flows for three and six months ended June 30, 2018 and 2017.
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
Since 2006, we have invested $7.0 billion to create a portfolio of MOBs, development projects and other healthcare assets consisting of approximately 24.2 million square feet of GLA throughout the U.S. Approximately 70% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of our total GLA as of June 30, 2018. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of June 30, 2018, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2018, our total revenue increased 23.9%, or $33.5 million, to $173.3 million, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, our total revenue increased 32.1%, or $84.8 million, to $349.0 million, compared to the six months ended June 30, 2017.

•
For the three months ended June 30, 2018, net income or loss was $15.7 million, compared to a net loss $(5.9) million, for the three months ended June 30, 2017. For the six months ended June 30, 2018, net income was $25.7 million, compared to $8.1 million, for the six months ended June 30, 2017.

•
For the three months ended June 30, 2018, net income or loss attributable to common stockholders was $0.07 per diluted share, or $15.3 million, compared to $(0.03) per diluted share, or $(5.9) million, for the three months ended June 30, 2017. For the six months ended June 30, 2018, net income attributable to common stockholders was $0.12 per diluted share, or $25.1 million, compared to $0.05 per diluted share, or $7.6 million, for the six months ended June 30, 2017.

•
For the three months ended June 30, 2018, HTA’s FFO was $84.4 million, or $0.40 per diluted share, compared to $0.30 per diluted share, or $54.2 million, for the three months ended June 30, 2017. For the six months ended June 30, 2018, HTA’s FFO was $169.0 million, or $0.81 per diluted share, compared to $0.70 per diluted share, or $114.4 million, for the six months ended June 30, 2017.

•
For the three months ended June 30, 2018, HTALP’s FFO was $84.7 million, or $0.40 per diluted OP Unit, compared to $0.30 per diluted OP Unit, or $54.2 million, for the three months ended June 30, 2017. For the six months ended June 30, 2018, HTALP’s FFO was $169.5 million, or $0.81 per diluted OP Unit, compared to $0.70 per diluted OP Unit, or $114.9 million, for the six months ended June 30, 2017.

•
For the three months ended June 30, 2018, HTA’s and HTALP’s Normalized FFO was $0.41 per diluted share and OP Unit, or $85.1 million, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, HTA’s and HTALP’s Normalized FFO was $0.81 per diluted share and OP Unit, or $170.1 million, compared to the six months ended June 30, 2017.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended June 30, 2018, our NOI increased 24.2%, or $23.4 million, to $119.8 million, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, our NOI increased 31.7%, or $57.7 million, to $239.4 million, compared to the six months ended June 30, 2017.

•
For the three months ended June 30, 2018, our Same-property Cash NOI increased 2.6%, or $1.9 million, to $77.9 million, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, our Same-Property Cash NOI increased 2.5%, or $3.7 million, to $154.1 million, compared to the six months ended June 30, 2017. Excluding the MOBs located on our Forest Park Dallas campus, Same-Property Cash NOI growth would have been 3.1% and 2.8% for the three and six months ended June 30, 2018, respectively.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 16.9 million square feet of GLA, or 70%, of our portfolio located in these locations. The remaining 30% are located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of June 30, 2018, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale and effectively utilize our internal property management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of June 30, 2018, we had approximately 1 million square feet of GLA in each of our top ten markets and approximately 500,000 square feet in each of our top 16 markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
During the six months ended June 30, 2018, we invested $8.4 million to acquire an MOB of approximately 24,000 square feet of GLA in Raleigh, North Carolina, that was 100% leased as of the acquisition date to Duke Health System. In addition, we invested $3.9 million to consolidate our ownership interests in several other MOBs.

•
During the three months ended June 30, 2018, we announced a new development in our key gateway market of Miami, Florida and commenced two redevelopments, including an agreement to build a new on-campus MOB in the Raleigh, North Carolina market. The projects will have total expected construction costs of approximately $70.6 million and are approximately 78% pre-leased to major health systems. These projects include:

◦
Jackson South MOB located in Miami, Florida. In April 2018, we entered into an agreement to develop a new 51,000 square foot MOB located adjacent to the Jackson South Hospital in Coral Reef, Florida. Total development costs are estimated to be $21.6 million and the building is 70% pre-leased to the hospital. Construction is expected to begin in 2019.

◦
Cary MOB located in Raleigh, North Carolina. We announced we will redevelop the Medical Park of Cary, our existing 90,000 square foot medical park located adjacent to WakeMed Health & Hospital’s (“WakeMed”), a leading health system based in Raleigh, North Carolina. As part of the project, we will take down four existing buildings totaling 45,000 square feet of GLA and build a new 125,000 square foot Class A MOB. Following this development, Medical Park of Cary will increase to approximately 170,000 square feet of GLA, including buildings that will remain operational through construction. Construction is expected to begin in the spring of 2019, with delivery by 2021 and is expected to cost $43.0 million.

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

•	As of June 30, 2018, our in-house property management and leasing platform operated approximately 22.7 million square feet of GLA, or 94%, of our total portfolio.

•	As of June 30, 2018, our leased rate (includes leases which have been executed, but which have not yet commenced) was 91.9% by GLA and our occupancy rate was 90.9% by GLA.

•
We entered into new and renewal leases on approximately 1.0 million and 1.7 million square feet of GLA, or 4.2% and 6.9%, respectively, of our portfolio during the three and six months ended June 30, 2018.

•
Tenant retention for the Same-Property portfolio was 86% and 84%, which included approximately 0.7 million and 1.3 million square feet of GLA of expiring leases, for the quarter and year-to-date, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of June 30, 2018, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 31.8%. Total liquidity was $1.0 billion, including cash and cash equivalents of $26.2 million and $994.5 million available on our unsecured revolving credit facility (includes the impact of $5.5 million of outstanding letters of credit) as of June 30, 2018.

•	As of June 30, 2018, the weighted average remaining term of our debt portfolio was 5.4 years.

•
Subsequent to June 30, 2018, HTALP entered into a modification of our $200.0 million unsecured term loan due in 2023. The modification decreased pricing at our current credit rating by 65 basis points from LIBOR plus 165 basis points to LIBOR plus 100 basis points. The maturity date was also extended by five months to January 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged.

•
On June 8, 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $100.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During June 2018, pursuant to this plan, we repurchased 333,002 shares of our common stock, at an average price of $26.26 per share, for an aggregate amount of $8.7 million. Subsequent to June 30, 2018, our Board of Directors terminated the foregoing plan and adopted a new plan with an increased share repurchase authorization of up to $300 million.

•
In June 2018, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in October 2017, which included approximately 2.6 million shares of our common stock for net proceeds of approximately $73.8 million, adjusted for costs to borrow adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock.

•	On August 2, 2018, our Board of Directors announced an increased quarterly dividend of $0.310 per share of common stock and per OP Unit.
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
Investment Activity
During the six months ended June 30, 2018, we had investments with an aggregate purchase price of $12.3 million and no dispositions. Including the Duke acquisition, during the six months ended June 30, 2017, we had investments with an aggregate gross purchase price of $2.6 billion, which included a 50% ownership in an unconsolidated joint venture and a disposition with a gross sales price of $5.0 million.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
As of June 30, 2018 and 2017, we owned and operated approximately 24.2 million and 24.0 million square feet of GLA, respectively, with a leased rate of 91.9% and 92.0%, respectively (includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 90.9%, and 91.1%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended June 30, 2018 and 2017, respectively, is set forth below:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Revenues:
Rental income	$173,221	$139,525	33,696	24.2%
Interest and other operating income	111	354	(243)	(68.6)
Total revenues	173,332	139,879	33,453	23.9
Expenses:
Rental	53,553	43,523	10,030	23.0
General and administrative	8,725	8,472	253	3.0
Transaction	396	5,073	(4,677)	(92.2)
Depreciation and amortization	69,104	55,353	13,751	24.8
Impairment	—	5,093	(5,093)	NM
Total expenses	131,778	117,514	14,264	12.1
Income before other income (expense)	41,554	22,365	19,189	85.8
Interest income (expense):
Interest related to derivative financial instruments	186	(239)	425	NM
Gain on change in fair value of derivative financial instruments, net	—	45	(45)	NM
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	186	(194)	380	NM
Interest related to debt	(26,491)	(17,706)	(8,785)	(49.6)
Loss on extinguishment of debt, net	—	(10,386)	10,386	NM
Income from unconsolidated joint venture	403	63	340	NM
Other income	5	6	(1)	(16.7)
Net income (loss)	$15,657	$(5,852)	$21,509	NM

NOI	$119,779	$96,419	$23,360	24.2%
Same-Property Cash NOI	$77,887	$75,939	$1,948	2.6%

Comparison of the six months ended June 30, 2018 and 2017, respectively, is set forth below:

	Six Months Ended June 30,
	2018	2017	Change	% Change
Revenues:
Rental income	$348,788	$263,518	$85,270	32.4%
Interest and other operating income	205	708	(503)	(71.0)
Total revenues	348,993	264,226	84,767	32.1
Expenses:
Rental	109,575	82,543	27,032	32.7
General and administrative	17,511	16,895	616	3.6
Transaction	587	5,357	(4,770)	(89.0)
Depreciation and amortization	139,496	102,409	37,087	36.2
Impairment	4,606	5,093	(487)	(9.6)
Total expenses	271,775	212,297	59,478	28.0
Income before other income (expense)	77,218	51,929	25,289	48.7
Interest income (expense):
Interest related to derivative financial instruments	128	(563)	691	NM
Gain on change in fair value of derivative financial instruments, net	—	884	(884)	NM
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	128	321	(193)	(60.1)
Interest related to debt	(52,686)	(33,764)	(18,922)	(56.0)
Gain on sale of real estate, net	—	3	(3)	NM
Loss on extinguishment of debt, net	—	(10,418)	10,418	NM
Income from unconsolidated joint venture	973	63	910	NM
Other income	40	14	26	NM
Net income	$25,673	$8,148	$17,525	NM

NOI	$239,418	$181,746	$57,672	31.7%
Same-Property Cash NOI	$154,130	$150,437	$3,693	2.5%
Rental Income
For the three and six months ended June 30, 2018 and 2017, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,
	2018	2017	Change	% Change
Contractual rental income	$166,281	$134,702	$31,579	23.4%
Straight-line rent and amortization of above and (below) market leases	3,885	2,734	1,151	42.1
Other rental revenue	3,055	2,089	966	46.2
Total rental income	$173,221	$139,525	$33,696	24.2%

	Six Months Ended June 30,
	2018	2017	Change	% Change
Contractual rental income	$334,814	$254,599	$80,215	31.5%
Straight-line rent and amortization of above and (below) market leases	8,475	5,206	3,269	62.8
Other rental revenue	5,499	3,713	1,786	48.1
Total rental income	$348,788	$263,518	$85,270	32.4%
Contractual rental income, which includes expense reimbursements, increased $31.6 million and $80.2 million for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increases were primarily due to $34.6 million and $84.6 million of additional contractual rental income from our 2017 and 2018 acquisitions and contractual rent increases for the three and six months ended June 30, 2018, respectively, partially offset by a decrease in contractual rent as a result of buildings we sold during 2017.

Average starting and expiring base rents for new and renewal leases consisted of the following for the three and six months ended June 30, 2018 and 2017, respectively (in square feet and per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New and renewal leases:
Average starting base rents	$23.23	$22.36	$23.26	$22.52
Average expiring base rents	22.87	22.19	22.85	22.71

Square feet of GLA	1,009,000	519,000	1,672,000	1,295,000
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2018 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and six months ended June 30, 2018 and 2017, respectively (in per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New leases:
Tenant improvements	$26.75	$20.46	$25.76	$18.97
Leasing commissions	2.03	1.75	1.77	2.08
Tenant concessions	4.13	3.66	2.93	3.29
Renewal leases:
Tenant improvements	$9.81	$6.64	$8.01	$6.96
Leasing commissions	1.67	0.94	1.44	1.12
Tenant concessions	0.44	1.89	0.94	1.78
The average term for new and renewal leases executed consisted of the following for the three and six months ended June 30, 2018 and 2017, respectively (in years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New leases	7.8	5.8	7.1	5.6
Renewal leases	5.9	4.4	5.4	4.7
Rental Expenses
For the three months ended June 30, 2018 and 2017, rental expenses attributable to our properties were $53.6 million and $43.5 million, respectively. For the six months ended June 30, 2018 and 2017, rental expenses attributable to our properties were $109.6 million and $82.5 million, respectively. The increases in rental expenses were primarily due to $14.5 million and $33.5 million of additional rental expenses associated with our 2017 and 2018 acquisitions for the three and six months ended June 30, 2018, respectively, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2017.
General and Administrative Expenses
For the three months ended June 30, 2018 and 2017, general and administrative expenses were $8.7 million and $8.5 million, respectively. For the six months ended June 30, 2018 and 2017, general and administrative expenses were $17.5 million and $16.9 million, respectively. The increases in general and administrative expenses were primarily due to an increase in non-cash compensation expense and an overall increase in head count due to the continued growth of the company. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the three months ended June 30, 2018 and 2017, transaction expenses were $0.4 million and $5.1 million, respectively. For the six months ended June 30, 2018 and 2017, transaction expenses were $0.6 million and $5.4 million, respectively. Transaction expenses increased in 2017 due to $4.6 million of non-incremental costs related to the Duke acquisition.

Depreciation and Amortization Expense
For the three months ended June 30, 2018 and 2017, depreciation and amortization expense was $69.1 million and $55.4 million, respectively. For the six months ended June 30, 2018 and 2017, depreciation and amortization expense was $139.5 million and $102.4 million, respectively. The increases in depreciation and amortization expense was primarily due to the increase in the size of our portfolio.
Impairment
During the six months ended June 30, 2018, we recorded impairment charges of $4.6 million related to two MOBs located in Texas and South Carolina with an aggregate value of $13.0 million. During the three and six months ended June 30, 2017, we recorded impairment charges of $5.1 million that related to an MOB in our portfolio located in Massachusetts.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, increased by $8.4 million and $18.2 million, during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increases were primarily the result of higher average debt outstanding during the three and six months ended June 30, 2018, as a result of the use of debt to partially fund our investments over the last 12 months with debt and a change in the composition of our debt, driven by an increase in long-term senior unsecured notes, including the $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively.
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
Gain or Loss on Extinguishment of Debt
For the three and six months ended June 30, 2018, no gain or loss on extinguishment of debt was recorded. For the three and six months ended June 30, 2017, we realized a net loss on extinguishment of debt of $10.4 million. The loss was due to fees we incurred in connection with the execution and our termination of a bridge loan facility we entered into as part of the Duke acquisition.
Net Income or Loss
Net income (loss) increased $21.5 million to $15.7 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Net income increased $17.5 million to $25.7 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. These increases were primarily the result of continued growth in our operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
NOI increased $23.4 million to $119.8 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. NOI increased $57.7 million to $239.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. These increases were primarily due to $21.9 million and $55.9 million of additional NOI from our 2017 and 2018 acquisitions for the three and six months ended June 30, 2018, respectively, which was partially offset by a decrease in NOI as a result of the buildings we sold during 2017 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $1.9 million to $77.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Same-Property Cash NOI increased $3.7 million to $154.1 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. These increases were primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.

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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income or loss attributable to common stockholders for the three and six months ended June 30, 2018 and 2017, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$15,346	$(5,918)	$25,148	$7,627
Depreciation and amortization expense related to investments in real estate	68,585	54,968	138,441	101,657
Gain on sale of real estate, net	—	—	—	(3)
Impairment	—	5,093	4,606	5,093
Proportionate share of joint venture depreciation and amortization	463	42	814	42
FFO attributable to common stockholders	$84,394	$54,185	$169,009	$114,416
Transaction expenses	252	430	443	714
Gain on change in fair value of derivative financial instruments, net	—	(45)	—	(884)
Loss on extinguishment of debt, net	—	10,386	—	10,418
Noncontrolling income from partnership units included in diluted shares	297	44	478	469
Other normalizing items, net (1)	144	4,643	144	4,643
Normalized FFO attributable to common stockholders	$85,087	$69,643	$170,074	$129,776

Net income (loss) attributable to common stockholders per diluted share	$0.07	$(0.03)	$0.12	$0.05
FFO adjustments per diluted share, net	0.33	0.33	0.69	0.65
FFO attributable to common stockholders per diluted share	$0.40	$0.30	$0.81	$0.70
Normalized FFO adjustments per diluted share, net	0.01	0.09	0.00	0.09
Normalized FFO attributable to common stockholders per diluted share	$0.41	$0.39	$0.81	$0.79

Weighted average diluted common shares outstanding (2)	209,259	180,672	209,218	163,490

(1) For the three and six months ended June 30, 2017, other normalizing items include $4.6 million of non-incremental costs related to the Duke acquisition that were included in transaction expenses on our condensed consolidated statements of operations.

(2) For the three months ended June 30, 2017, these securities are anti-dilutive on a GAAP basis as a result of our net loss, but are considered dilutive on a non-GAAP basis in periods where we report non-GAAP net income.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income or loss attributable to common unitholders for the three and six months ended June 30, 2018 and 2017, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common unitholders	$15,643	$(5,874)	$25,626	$8,096
Depreciation and amortization expense related to investments in real estate	68,585	54,968	138,441	101,657
Gain on sale of real estate, net	—	—	—	(3)
Impairment	—	5,093	4,606	5,093
Proportionate share of joint venture depreciation and amortization	463	42	814	42
FFO attributable to common unitholders	$84,691	$54,229	$169,487	$114,885
Transaction expenses	252	430	443	714
Gain on change in fair value of derivative financial instruments, net	—	(45)	—	(884)
Loss on extinguishment of debt, net	—	10,386	—	10,418
Other normalizing items, net (1)	144	4,643	144	4,643
Normalized FFO attributable to common unitholders	$85,087	$69,643	$170,074	$129,776

Net income (loss) attributable to common unitholders per diluted unit	$0.07	$(0.03)	$0.12	$0.05
FFO adjustments per diluted unit, net	0.33	0.33	0.69	0.65
FFO attributable to common unitholders per diluted unit	$0.40	$0.30	$0.81	$0.70
Normalized FFO adjustments per diluted unit, net	0.01	0.09	0.00	0.09
Normalized FFO attributable to common unitholders per diluted unit	$0.41	$0.39	$0.81	$0.79

Weighted average diluted common units outstanding (2)	209,259	180,672	209,218	163,490

(1) For the three and six months ended June 30, 2017, other normalizing items include $4.6 million of non-incremental costs related to the Duke acquisition that were included in transaction expenses on our condensed consolidated statements of operations.

(2) For the three months ended June 30, 2017, these securities are anti-dilutive on a GAAP basis as a result of our net loss, but are considered dilutive on a non-GAAP basis in periods where we report non-GAAP net income.

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
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments; (ii) amortization of below and above market leases/leasehold interests; (iii) notes receivable interest income; and (iv) other GAAP adjustments. Contractual base rent, contractual rent increases, contractual rent concessions and changes in occupancy or lease rates upon commencement and expiration of leases are a primary driver of our revenue performance. We believe that Cash NOI, which removes the impact of straight-line rent adjustments, provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.

To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned and operational properties referred to as “Same-Property”. Same-Property Cash NOI excludes (i) properties which have not been owned and operated by us during the entire span of all periods presented and disposed properties, (ii) our share of unconsolidated joint ventures, (iii) development, redevelopment and land parcels, (iv) properties intended for disposition in the near term which have (a) been approved by the Board of Directors, (b) is actively marketed for sale, and (c) an offer has been received at prices we would transact and the sales process is ongoing, and (v) certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income or loss for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$15,657	$(5,852)	$25,673	$8,148
General and administrative expenses	8,725	8,472	17,511	16,895
Transaction expenses (1)	396	5,073	587	5,357
Depreciation and amortization expense	69,104	55,353	139,496	102,409
Impairment	—	5,093	4,606	5,093
Interest expense and net change in fair value of derivative financial instruments	26,305	17,900	52,558	33,443
Gain on sale of real estate, net	—	—	—	(3)
Loss on extinguishment of debt, net	—	10,386	—	10,418
Income from unconsolidated joint venture	(403)	—	(973)	—
Other income	(5)	(6)	(40)	(14)
NOI	$119,779	$96,419	$239,418	$181,746
Straight-line rent adjustments, net	(2,377)	(1,616)	(5,543)	(2,825)
Amortization of (below) and above market leases/leasehold interests, net	40	126	255	32
Notes receivable interest income and other GAAP adjustments	(19)	(240)	(149)	(495)
Cash NOI	$117,423	$94,689	$233,981	$178,458
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(33,664)	(11,973)	(68,340)	(14,535)
Redevelopment Cash NOI	(365)	(1,149)	(622)	(2,364)
Intended for sale Cash NOI	(5,507)	(5,628)	(10,889)	(11,122)
Same-Property Cash NOI (2)	$77,887	$75,939	$154,130	$150,437

(1) For the three and six months ended June 30, 2017, transaction costs include $4.6 million of non-incremental costs related to the Duke acquisition.
(2) Same-Property includes 321 and 319 buildings for the three and six months ended June 30, 2018 and 2017, respectively.
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
As of June 30, 2018, we had liquidity of $1.0 billion, including $994.5 million available under our unsecured revolving credit facility (which includes the impact of $5.5 million of outstanding letters of credit) and $26.2 million of cash and cash equivalents.

In addition, we had unencumbered assets with a gross book value of $6.4 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2018, we estimate that our expenditures for capital improvements for the remainder of 2018 will range from $30.0 million to $35.0 million depending on leasing activity. As of June 30, 2018, we had $3.7 million of restricted cash and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2018 and 2017, respectively (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Cash, cash equivalents and restricted cash - beginning of period (1)	$118,560	$25,045	$93,515
Net cash provided by operating activities	156,108	140,521	15,587
Net cash used in investing activities (1)	(69,511)	(2,293,278)	2,223,767
Net cash (used in) provided by financing activities	(165,552)	2,252,332	(2,417,884)
Cash, cash equivalents and restricted cash - end of period (1)	$39,605	$124,620	$(85,015)

(1) The amounts for 2017 differ from amounts previously reported in our Quarterly Report for the six months ended June 30, 2017, as a result of the retrospective presentation of the early adoption of ASU 2016-18 in our 2017 Annual Report on Form 10-K as of January 1, 2017. Additionally, the presentation of beginning of period and end of period cash now includes restricted cash as a result of the adoption of ASU 2016-18.

Net cash provided by operating activities increased in 2018 primarily due to the impact of our 2017 and 2018 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2017 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2018, net cash used in investing activities primarily related to capital expenditures of $34.1 million, development of real estate of $23.9 million, and investments in real estate of $11.9 million. For the six months ended June 30, 2017, net cash used in investing activities primarily related to the investment in real estate of $2.2 billion, investment in unconsolidated joint venture of $68.8 million, and capital expenditures of $26.0 million, which was partially offset by proceeds from the sale of real estate of $4.7 million.
For the six months ended June 30, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $125.1 million and payments on our secured mortgage loans of $99.2 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million. For the six months ended June 30, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $1.6 billion and net proceeds on the issuance of senior notes of $900.0 million, which was partially offset by net payments on our unsecured credit agreement of $88.0 million, dividends paid to holders of our common stock of $85.7 million, and payments on our secured mortgage loans of $74.3 million.

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
For the six months ended June 30, 2018, we paid cash dividends of $125.1 million on our common stock. In July 2018, we paid cash dividends on our common stock of $63.3 million for the quarter ended June 30, 2018. On August 2, 2018, our Board of Directors announced an increased quarterly dividend of $0.310 per share of common stock and per OP Unit to be paid on October 5, 2018 to stockholders of record of our common stock and holders of our OP Units on October 2, 2018.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of June 30, 2018, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 31.8%.
As of June 30, 2018, we had debt outstanding of $2.7 billion and the weighted average interest rate therein was 3.56% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 8 - Debt to our accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
In 2017, HTALP entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion. As of June 30, 2018, $994.5 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of June 30, 2018, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2023.
Unsecured Senior Notes
As of June 30, 2018, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $400.0 million maturing in 2022, $300.0 million maturing in 2023, $350.0 million maturing in 2026, and $500.0 million maturing in 2027.
Mortgage Loans
During the six months ended June 30, 2018, we made payments on our mortgage loans of $99.2 million and have $3.3 million of principal payments due during the remainder of 2018.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2017 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2018, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.

Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2018, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of June 30, 2018, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of June 30, 2018.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
August 3, 2018

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
As of June 30, 2018, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of June 30, 2018.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
August 3, 2018

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	—	$—	—	—
May 1, 2018 to May 31, 2018	670	24.79	—	—
June 1, 2018 to June 30, 2018	336,040	25.78	—	(3)

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

(3) On June 8, 2018, our Board of Directors approved a stock repurchase plan of up to $100.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During June 2018, pursuant to this plan, we repurchased 333,002 shares of our common stock, at an average price of $26.26 per share, for an aggregate amount of $8.7 million.

Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included, and incorporated by reference, in this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 3, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 3, 2018

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	August 3, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	August 3, 2018

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1*	Fifth Modification to the Credit Agreement, dated August 1, 2018, by and among Healthcare Trust of America Holdings, LP, Wells Fargo, National Association, and the lenders party thereto.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.