Form 10-Q
period 2018-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2018-10-26
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
http://www.htareit.com
(Internet address)
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
As of October 22, 2018, there were 206,940,894 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended September 30, 2018, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2018, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 7 - Debt, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, and Note 14 - Per Unit Data of HTALP;

•	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), the Funds From Operations (“FFO”) and Normalized FFO in Part 1, Item 2 of this Quarterly Report;

•	the Controls and Procedures in Part 1, Item 4 of this Quarterly Report; and

•	the Certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this Quarterly Report.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$483,541	$485,319
Building and improvements	5,743,439	5,830,824
Lease intangibles	604,215	639,199
Construction in progress	27,273	14,223
	6,858,468	6,969,565
Accumulated depreciation and amortization	(1,151,490)	(1,021,691)
Real estate investments, net	5,706,978	5,947,874
Investment in unconsolidated joint venture	67,592	68,577
Cash and cash equivalents	225,518	100,356
Restricted cash	14,639	18,204
Receivables and other assets, net	213,482	207,857
Other intangibles, net	100,475	106,714
Total assets	$6,328,684	$6,449,582
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,609,659	$2,781,031
Accounts payable and accrued liabilities	160,246	167,852
Derivative financial instruments - interest rate swaps	—	1,089
Security deposits, prepaid rent and other liabilities	55,753	61,222
Intangible liabilities, net	62,887	68,203
Total liabilities	2,888,545	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,610	6,737
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 207,231,171 and 204,892,118 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,072	2,049
Additional paid-in capital	4,574,913	4,508,528
Accumulated other comprehensive income	648	274
Cumulative dividends in excess of earnings	(1,224,006)	(1,232,069)
Total stockholders’ equity	3,353,627	3,278,782
Noncontrolling interests	79,902	84,666
Total equity	3,433,529	3,363,448
Total liabilities and equity	$6,328,684	$6,449,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$175,038	$175,431	$523,826	$438,949
Interest and other operating income	97	563	302	1,271
Total revenues	175,135	175,994	524,128	440,220
Expenses:
Rental	55,789	56,331	165,364	138,874
General and administrative	8,770	8,283	26,281	25,178
Transaction	346	261	933	5,618
Depreciation and amortization	70,568	70,491	210,064	172,900
Impairment	4,281	—	8,887	5,093
Total expenses	139,754	135,366	411,529	347,663
Income before other income (expense)	35,381	40,628	112,599	92,557
Interest income (expense):
Interest related to derivative financial instruments	169	(264)	297	(827)
Gain on change in fair value of derivative financial instruments, net	—	—	—	884
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	169	(264)	297	57
Interest related to debt	(25,003)	(25,924)	(77,689)	(59,688)
Gain on sale of real estate, net	166,372	—	166,372	3
Loss on extinguishment of debt, net	(1,092)	(774)	(1,092)	(11,192)
Income from unconsolidated joint venture	432	318	1,405	381
Other income (expense)	89	(27)	129	(13)
Net income	$176,348	$13,957	$202,021	$22,105
Net income attributable to noncontrolling interests (1)	(3,362)	(194)	(3,887)	(715)
Net income attributable to common stockholders	$172,986	$13,763	$198,134	$21,390
Earnings per common share - basic:
Net income attributable to common stockholders	$0.83	$0.07	$0.96	$0.12
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.82	$0.07	$0.94	$0.12
Weighted average common shares outstanding:
Basic	207,513	200,674	205,950	173,189
Diluted	211,444	204,795	209,968	177,410
Dividends declared per common share	$0.310	$0.305	$0.920	$0.905

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$176,348	$13,957	$202,021	$22,105

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(732)	205	382	(631)
Total other comprehensive (loss) income	(732)	205	382	(631)

Total comprehensive income	175,616	14,162	202,403	21,474
Comprehensive income attributable to noncontrolling interests	(3,331)	(170)	(3,830)	(619)
Total comprehensive income attributable to common stockholders	$172,285	$13,992	$198,573	$20,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	141,719	$1,417	$2,754,818	$—	$(1,068,961)	$1,687,274	$93,143	$1,780,417
Issuance of common stock in HTA	58,623	586	1,623,636	—	—	1,624,222	—	1,624,222
Issuance of operating partnership units in HTALP in connection with an acquisition	—	—	—	—	—	—	610	610
Share-based award transactions, net	234	3	5,490	—	—	5,493	—	5,493
Repurchase and cancellation of common stock	(116)	(1)	(3,412)	—	—	(3,413)	—	(3,413)
Redemption of noncontrolling interest and other	227	2	5,692	—	—	5,694	(5,694)	—
Dividends declared	—	—	—	—	(164,480)	(164,480)	(3,936)	(168,416)
Net income	—	—	—	—	21,390	21,390	635	22,025
Other comprehensive loss	—	—	—	(615)	—	(615)	(16)	(631)
Balance as of September 30, 2017	200,687	$2,007	$4,386,224	$(615)	$(1,212,051)	$3,175,565	$84,742	$3,260,307

Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Issuance of common stock in HTA	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	323	3	7,827	—	—	7,830	411	8,241
Repurchase and cancellation of common stock	(729)	(7)	(19,424)	—	—	(19,431)	—	(19,431)
Redemption of noncontrolling interest and other	195	2	5,193	—	—	5,195	(5,195)	—
Dividends declared	—	—	—	—	(190,071)	(190,071)	(3,810)	(193,881)
Net income	—	—	—	—	198,134	198,134	3,822	201,956
Other comprehensive income	—	—	—	374	—	374	8	382
Balance as of September 30, 2018	207,231	$2,072	$4,574,913	$648	$(1,224,006)	$3,353,627	$79,902	$3,433,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$202,021	$22,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	203,550	169,057
Share-based compensation expense	7,830	5,493
Impairment	8,887	5,093
Income from unconsolidated joint venture	(1,405)	(381)
Distributions from unconsolidated joint venture	1,680	—
Gain on sale of real estate, net	(166,372)	(3)
Loss on extinguishment of debt, net	1,092	11,192
Change in fair value of derivative financial instruments	—	(884)
Changes in operating assets and liabilities:
Receivables and other assets, net	(7,820)	(19,854)
Accounts payable and accrued liabilities	(5,932)	29,566
Prepaid rent and other liabilities	(2,780)	7,158
Net cash provided by operating activities	240,751	228,542
Cash flows from investing activities:
Investments in real estate	(17,389)	(2,357,570)
Investment in unconsolidated joint venture	—	(68,839)
Development of real estate	(29,593)	(19,163)
Proceeds from the sale of real estate	302,440	4,746
Capital expenditures	(61,136)	(42,990)
Collection of real estate notes receivable	524	—
Net cash provided by (used in) investing activities	194,846	(2,483,816)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	145,000	515,000
Payments on unsecured revolving credit facility	(145,000)	(528,000)
Proceeds from unsecured senior notes	—	900,000
Payments on secured mortgage loans	(173,212)	(75,444)
Deferred financing costs	(782)	(16,902)
Debt extinguishment costs	(1,909)	(10,391)
Security deposits	499	1,932
Proceeds from issuance of common stock	72,814	1,624,222
Issuance of operating partnership units	411	—
Repurchase and cancellation of common stock	(19,431)	(3,413)
Dividends paid	(188,414)	(145,877)
Distributions paid to noncontrolling interest of limited partners	(3,976)	(4,019)
Net cash (used in) provided by financing activities	(314,000)	2,257,108
Net change in cash, cash equivalents and restricted cash	121,597	1,834
Cash, cash equivalents and restricted cash - beginning of period	118,560	25,045
Cash, cash equivalents and restricted cash - end of period	$240,157	$26,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$483,541	$485,319
Building and improvements	5,743,439	5,830,824
Lease intangibles	604,215	639,199
Construction in progress	27,273	14,223
	6,858,468	6,969,565
Accumulated depreciation and amortization	(1,151,490)	(1,021,691)
Real estate investments, net	5,706,978	5,947,874
Investment in unconsolidated joint venture	67,592	68,577
Cash and cash equivalents	225,518	100,356
Restricted cash	14,639	18,204
Receivables and other assets, net	213,482	207,857
Other intangibles, net	100,475	106,714
Total assets	$6,328,684	$6,449,582
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,609,659	$2,781,031
Accounts payable and accrued liabilities	160,246	167,852
Derivative financial instruments - interest rate swaps	—	1,089
Security deposits, prepaid rent and other liabilities	55,753	61,222
Intangible liabilities, net	62,887	68,203
Total liabilities	2,888,545	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,610	6,737
Partners’ Capital:
Limited partners’ capital, 3,929,083 and 4,124,148 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	79,632	84,396
General partners’ capital, 207,231,171 and 204,892,118 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,353,897	3,279,052
Total partners’ capital	3,433,529	3,363,448
Total liabilities and partners’ capital	$6,328,684	$6,449,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$175,038	$175,431	$523,826	$438,949
Interest and other operating income	97	563	302	1,271
Total revenues	175,135	175,994	524,128	440,220
Expenses:
Rental	55,789	56,331	165,364	138,874
General and administrative	8,770	8,283	26,281	25,178
Transaction	346	261	933	5,618
Depreciation and amortization	70,568	70,491	210,064	172,900
Impairment	4,281	—	8,887	5,093
Total expenses	139,754	135,366	411,529	347,663
Income before other income (expense)	35,381	40,628	112,599	92,557
Interest income (expense):
Interest related to derivative financial instruments	169	(264)	297	(827)
Gain on change in fair value of derivative financial instruments, net	—	—	—	884
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	169	(264)	297	57
Interest related to debt	(25,003)	(25,924)	(77,689)	(59,688)
Gain on sale of real estate, net	166,372	—	166,372	3
Loss on extinguishment of debt, net	(1,092)	(774)	(1,092)	(11,192)
Income from unconsolidated joint venture	432	318	1,405	381
Other income (expense)	89	(27)	129	(13)
Net income	$176,348	$13,957	$202,021	$22,105
Net income attributable to noncontrolling interests	(18)	(28)	(65)	(80)
Net income attributable to common unitholders	$176,330	$13,929	$201,956	$22,025
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.83	$0.07	$0.96	$0.12
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.83	$0.07	$0.96	$0.12
Weighted average common units outstanding:
Basic	211,444	204,795	209,968	177,410
Diluted	211,444	204,795	209,968	177,410
Dividends declared per common unit	$0.310	$0.305	$0.920	$0.905
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$176,348	$13,957	$202,021	$22,105

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(732)	205	382	(631)
Total other comprehensive (loss) income	(732)	205	382	(631)

Total comprehensive income	175,616	14,162	202,403	21,474
Comprehensive income attributable to noncontrolling interests	(18)	(28)	(65)	(80)
Total comprehensive income attributable to common unitholders	$175,598	$14,134	$202,338	$21,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2016	141,719	$1,687,544	4,323	$92,873	$1,780,417
Issuance of general partner units	58,623	1,624,222	—	—	1,624,222
Issuance of limited partner units in connection with an acquisition	—	—	21	610	610
Share-based award transactions, net	234	5,493	—	—	5,493
Redemption and cancellation of general partner units	(116)	(3,413)	—	—	(3,413)
Redemption of limited partner units and other	227	5,694	(227)	(5,694)	—
Distributions declared	—	(164,480)	—	(3,936)	(168,416)
Net income	—	21,390	—	635	22,025
Other comprehensive loss	—	(615)	—	(16)	(631)
Balance as of September 30, 2017	200,687	$3,175,835	4,117	$84,472	$3,260,307

Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Issuance of general partner units	2,550	72,814	—	—	72,814
Share-based award transactions, net	323	7,830	—	411	8,241
Redemption and cancellation of general partner units	(729)	(19,431)	—	—	(19,431)
Redemption of limited partner units and other	195	5,195	(195)	(5,195)	—
Distributions declared	—	(190,071)	—	(3,810)	(193,881)
Net income	—	198,134	—	3,822	201,956
Other comprehensive income	—	374	—	8	382
Balance as of September 30, 2018	207,231	$3,353,897	3,929	$79,632	$3,433,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$202,021	$22,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	203,550	169,057
Share-based compensation expense	7,830	5,493
Impairment	8,887	5,093
Income from unconsolidated joint venture	(1,405)	(381)
Distributions from unconsolidated joint venture	1,680	—
Gain on sale of real estate, net	(166,372)	(3)
Loss on extinguishment of debt, net	1,092	11,192
Change in fair value of derivative financial instruments	—	(884)
Changes in operating assets and liabilities:
Receivables and other assets, net	(7,820)	(19,854)
Accounts payable and accrued liabilities	(5,932)	29,566
Prepaid rent and other liabilities	(2,780)	7,158
Net cash provided by operating activities	240,751	228,542
Cash flows from investing activities:
Investments in real estate	(17,389)	(2,357,570)
Investment in unconsolidated joint venture	—	(68,839)
Development of real estate	(29,593)	(19,163)
Proceeds from the sale of real estate	302,440	4,746
Capital expenditures	(61,136)	(42,990)
Collection of real estate notes receivable	524	—
Net cash provided by (used in) investing activities	194,846	(2,483,816)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	145,000	515,000
Payments on unsecured revolving credit facility	(145,000)	(528,000)
Proceeds from unsecured senior notes	—	900,000
Payments on secured mortgage loans	(173,212)	(75,444)
Deferred financing costs	(782)	(16,902)
Debt extinguishment costs	(1,909)	(10,391)
Security deposits	499	1,932
Proceeds from issuance of general partner units	72,814	1,624,222
Issuance of limited partner units	411	—
Repurchase and cancellation of general partner units	(19,431)	(3,413)
Distributions paid to general partner	(188,414)	(145,877)
Distributions paid to limited partners and redeemable noncontrolling interests	(3,976)	(4,019)
Net cash (used in) provided by financing activities	(314,000)	2,257,108
Net change in cash, cash equivalents and restricted cash	121,597	1,834
Cash, cash equivalents and restricted cash - beginning of period	118,560	25,045
Cash, cash equivalents and restricted cash - end of period	$240,157	$26,879
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
We own real estate primarily consisting of medical office buildings (“MOBs”) located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 32 states within the United States, and we lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  We generate substantially all of our revenues from rents and rental-related activities, such as property and facilities management and other incidental revenues related to the operation of real estate.
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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as noncontrolling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets. In addition, as described in Note 1 - Organization and Description of Business, certain third parties have been issued OP Units in HTALP. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2018 and December 31, 2017, there were approximately 3.9 million and 4.1 million, respectively, of OP Units issued and outstanding.
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
Reclassification
In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18 Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in cash, cash equivalents and restricted cash and restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the accompanying condensed consolidated statements of cash flows. We adopted ASU 2016-18 in the fourth quarter of 2017, as set forth in our 2017 Annual Report on Form 10-K as of January 1, 2017, and as a result of the adoption, the guidance requires retrospective adoption for all periods presented. The following table represents the previously reported balances and the reclassified balances for the impacted items for the nine months ended September 30, 2017 in the accompanying condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	As Reclassified
Cash flows from investing activities:
Other assets (1)	$(3,655)	$—
Net cash used in investing activities	(2,487,471)	(2,483,816)

Net change in cash, cash equivalents and restricted cash (2)	$(1,821)	$1,834
Cash, cash equivalents and restricted cash - beginning of period (2)	11,231	25,045
Cash, cash equivalents and restricted cash - end of period (2)	$9,410	$26,879

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash is comprised of (i) reserve accounts for property taxes, insurance, capital improvements and tenant improvements; (ii) collateral accounts for debt and interest rate swaps; and (iii) deposits for future investments.
With our adoption of ASU 2016-18 in the fourth quarter of 2017, as set forth in our 2017 Annual Report on Form 10-K as of January 1, 2017, the following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows as of September 30, 2018 and 2017, respectively (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$225,518	$9,410
Restricted cash	14,639	17,469
Total cash, cash equivalents and restricted cash	$240,157	$26,879
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
Effective January 1, 2018, with the adoption of Topic 606 and corresponding amendments, the revenue recognition process will be based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have identified all of our revenue streams and we have concluded that rental income from leasing arrangements represents a substantial portion of our revenue and, therefore, is specifically excluded from Topic 606 and will be governed and evaluated with the anticipated adoption of Topic 842. The other revenue stream identified as impacting Topic 606 is concentrated in the recognition of real estate sales and the adoption of Topic 606 did not have a material impact on our financial statements. For more detailed information on Topic 606 see “Recently Issued or Adopted Accounting Pronouncements” below.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended September 30, 2018 and 2017 was $50.2 million and $49.8 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2018 and 2017 was $151.5 million and $121.5 million, respectively.

Redeemable Noncontrolling Interests
We account for redeemable equity securities in accordance with ASU 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder be classified outside permanent stockholders’ equity. We classify redeemable equity securities as redeemable noncontrolling interests in the accompanying condensed consolidated balances sheets. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of September 30, 2018 and December 31, 2017, we had redeemable noncontrolling interests of $6.6 million and $6.7 million, respectively. Refer to Note 10 - Redeemable Noncontrolling Interests in the accompanying notes to the condensed consolidated financial statements for more detail relating to our redeemable noncontrolling interests.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income or loss and any distributions from the joint venture. As of September 30, 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $67.6 million, which is recorded in investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheets. We record our share of net income (loss) in income (loss) from unconsolidated joint venture in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we recognized income of $0.4 million and $1.4 million, respectively. For the three and nine months ended September 30, 2017, we recognized income of $0.3 million and $0.4 million, respectively.
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

Further, with respect to initial direct costs, we are currently assessing the projected impact to the accounting of such costs, including the impact of potential changes to our use of internal and external leasing and leasing-related personnel, potential changes in compensation structures to such individuals, and other considerations of related costs that could have an impact to our financial statements. For the nine months ended September 30, 2018, we have capitalized approximately $3.7 million of internal initial direct costs (as defined by the current lease standard, ASC 840 - Leases). Utilizing a traditional third party leasing commission structure of 3% of gross lease value, total leasing commissions would have totaled over $9 million during the nine months ended September 30, 2018.

Upon the adoption of Topic 842, these internal initial direct costs will either in part or in their entirety be classified as additional general and administrative expenses on our consolidated statements of operations, depending on the finalization of our assessment of the impact of such adoption. We estimate the range of these expenses to be approximately $6 million to $8 million and effecting Earnings Per Share by approximately $0.03 to $0.04 per share on an annualized basis. In addition, operating expenses and income for real estate taxes and insurance will likely increase by offsetting amounts. This however will not have a material impact on our consolidated financial statements.

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
		ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.	We do not anticipate early adoption or there to be a material impact to our consolidated financial statements based on our ongoing evaluation.
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
ASU 2018-13 Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (Issued August 2018)
ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (A) Disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements. (B) Disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes. (C) Disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated.
ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.
We will adopt ASU 2018-07 as of January 1, 2020. We will consider all level inputs in our ongoing evaluation but do not anticipate there to be a material impact to our consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Real Estate
For the nine months ended September 30, 2018, our investments had an aggregate purchase price of $17.8 million. As part of these investments, we incurred approximately $0.1 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Nine Months Ended September 30,
	2018	2017
Land	$1,895	$93,064
Building and improvements	14,458	2,336,544
In place leases	1,237	187,890
Below market leases	(201)	(27,817)
Above market leases	—	11,718
Below market leasehold interests	—	54,252
Above market leasehold interests	—	(8,978)
Net assets acquired	17,389	2,646,673
Other, net (1)	447	60,781
Aggregate purchase price	$17,836	$2,707,454

(1) For the nine months ended September 30, 2017, other, net, consisted primarily of capital expenditures and tenant improvements received as credits at the time of acquisition.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the nine months ended September 30, 2018 and 2017, respectively (in years):

	Nine Months Ended September 30,
	2018	2017
Acquired intangible assets	5.8	20.6
Acquired intangible liabilities	6.5	19.9
4. Dispositions and Impairment
Dispositions
During the nine months ended September 30, 2018, we completed the disposition of 17 MOBs totaling approximately 965,000 square feet of gross leasable area (“GLA”) located in Greenville, South Carolina (the “Greenville Disposition”) for an aggregate gross sales price of $294.3 million in two transactions, including the sale of a single MOB which we classified as held for sale as of June 30, 2018. Additionally, we completed the disposition of two MOBs located in Derry, New Hampshire and North Adams, Massachusetts for an aggregate gross sales price of $11.6 million, totaling approximately 120,000 square feet of GLA. During the nine months ended September 30, 2017, we completed the disposition of an MOB located in Texas for a gross sales price of $5.0 million totaling approximately 48,000 square feet of GLA.
Impairment
During the three and nine months ended September 30, 2018, we recorded impairment charges of $4.3 million and $8.9 million, respectively, on six MOBs located in Tennessee, Texas and South Carolina. During the nine months ended September 30, 2017, we recorded impairment charges of $5.1 million related to one MOB located in Massachusetts.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2018 and December 31, 2017, respectively (in thousands, except weighted average remaining amortization terms):

	September 30, 2018		December 31, 2017
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$451,990	9.8	$474,252	9.8
Tenant relationships	152,225	9.4	164,947	10.2
Above market leases	37,537	6.1	40,082	6.3
Below market leasehold interests	91,759	64.5	92,362	63.4
	733,511		771,643
Accumulated amortization	(343,251)		(312,655)
Total	$390,260	21.6	$458,988	19.5

Liabilities:
Below market leases	$61,525	14.6	$61,820	14.7
Above market leasehold interests	20,610	49.5	20,610	50.1
	82,135		82,430
Accumulated amortization	(19,248)		(14,227)
Total	$62,887	25.1	$68,203	25.0
The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization recorded against rental income related to above and (below) market leases	$(352)	$(108)	$(660)	$(371)
Rental expense related to above and (below) market leasehold interests	287	322	850	617
Amortization expense related to in place leases and tenant relationships	18,475	18,757	52,800	45,944
6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018	December 31, 2017
Tenant receivables, net	$13,062	$20,269
Other receivables, net	15,067	9,305
Deferred financing costs, net	6,480	7,759
Deferred leasing costs, net	28,783	25,494
Straight-line rent receivables, net	89,531	85,143
Prepaid expenses, deposits, equipment and other, net	58,971	58,358
Derivative financial instruments - interest rate swaps	1,588	1,529
Total	$213,482	$207,857

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and nine months ended September 30, 2018, and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense related to deferred leasing costs	$1,357	$1,445	$4,166	$4,179
Interest expense related to deferred financing costs	431	398	1,293	1,061
7. Debt
Debt consisted of the following as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018	December 31, 2017
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	1,850,000
Fixed rate mortgages	279,230	414,524
Variable rate mortgages	—	37,918
	2,629,230	2,802,442
Deferred financing costs, net	(14,448)	(15,850)
Discount, net	(5,123)	(5,561)
Total	$2,609,659	$2,781,031
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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2018, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into an amended and restated Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by us with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2018 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 3.46% per annum, based on our current credit rating. As of September 30, 2018, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
On August 1, 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2018 was 1.00% per annum. HTALP had interest rate swaps on a portion of the balance, which resulted in a fixed interest rate at 2.70% per annum. The maturity date was also extended by five months to January 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. As of September 30, 2018, HTALP had $200.0 million under this unsecured term loan outstanding.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$300.0 Million Unsecured Senior Notes due 2021
As of September 30, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of September 30, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In 2017, in connection with the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of September 30, 2018, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of September 30, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of September 30, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of September 30, 2018, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of September 30, 2018, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of September 30, 2018, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed and Variable Rate Mortgages
In 2017, we were required by the seller under the Duke acquisition to execute a promissory note (the “Promissory Note”), as the borrower, for a part of the purchase price, a senior secured first lien loan, subject to customary non-recourse carve-outs, in the amount of $286.0 million. The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us. In June 2018, the first principal installment of $96.0 million was paid and as of September 30, 2018, the outstanding balance was $190.0 million.
In August 2018, we prepaid approximately $72.6 million of our fixed and variable rate mortgages, including the settlement of three cash flow hedges, utilizing net proceeds from the Greenville Disposition to do so, resulting in a loss on extinguishment of debt of $1.1 million, primarily due to prepayment fees we incurred. See Note 4 - Impairment and Dispositions for more detail on the Greenville Disposition. As of September 30, 2018, HTALP and its subsidiaries had only fixed rate mortgages with interest rates ranging from 2.85% to 5.50% per annum and a weighted average interest rate of 4.32% per annum.
Subsequent to September 30, 2018, we prepaid approximately $67.2 million of our fixed rate mortgages. We did not incur any prepayment fees related to this transaction.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2018 (in thousands):

Year	Amount
2018	$1,086
2019	99,453
2020	99,641
2021	304,840
2022	462,089
Thereafter	1,662,121
Total	$2,629,230
Deferred Financing Costs
As of September 30, 2018, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2018	$764
2019	2,956
2020	2,894
2021	2,721
2022	2,098
Thereafter	3,015
Total	$14,448
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of September 30, 2018, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. Additionally, as a result of the foregoing adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivatives financial instruments designated as hedges.
Amounts reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $1.2 million will be reclassified from other comprehensive income (loss) in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
In August 2018, we settled three of our five cash flow hedges utilizing net proceeds from the Greenville Disposition to do so. See Note 4 - Impairment and Dispositions in the accompanying notes to the condensed consolidated financial statements for more detail on the Greenville Disposition. As of September 30, 2018, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Cash Flow Hedges	September 30, 2018
Number of instruments	2
Notional amount	$155,000
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively (in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps	Receivables and other assets	$1,588	$1,529	Derivative financial instruments	$—	$1,089

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands). As a result of the foregoing adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments designated as hedges.

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30,			Three Months Ended September 30,
Derivatives Cash Flow Hedging Relationships:	2018	2017	Statement of Operations Location	2018	2017
Interest rate swaps	$96	$9	Interest related to derivative financial instruments	$223	$(196)

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives Cash Flow Hedging Relationships:	2018	2017	Statement of Operations Location	2018	2017
Interest rate swaps	$1,437	$(1,196)	Interest related to derivative financial instruments	$450	$(565)

(1) For the three and nine months ended September 30, 2018, due to the settlement of three cash flow hedges that was a result of the prepayment of its associated debt, a forecasted amount of gain reclassified from accumulated OCI to income in the amount of approximately $0.6 million will not occur. This reclassification was reported in loss on extinguishment of debt on the accompanying condensed consolidated statements of operations.

Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2017, we recorded a gain on change in fair value of derivative financial instruments of $0.9 million. There were no non-designated hedges during the three months ended September 30, 2017 and the three and nine months ended September 30, 2018.
Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of September 30, 2018 and December 31, 2017, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018	$1,588	$—	$1,588	$—	$—	$1,588
December 31, 2017	1,529	—	1,529	—	—	1,529

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	1,089	—	1,089	—	—	1,089

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
As of September 30, 2018, due to the settlement of three of our cash flow hedges, there is no fair value of derivatives in a net liability position. As of September 30, 2018, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. As such, there is no termination value as of September 30, 2018. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
10. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets represent the noncontrolling interest in one joint venture in which we own the majority interest. As of September 30, 2018, approximately 14.3% of the earnings of the joint venture are allocated to redeemable noncontrolling interests. The following is summary of the activity of our redeemable noncontrolling interests as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$6,737	$4,653
Net income attributable to noncontrolling interests	65	123
Distributions	(192)	(53)
Fair value adjustment	—	2,014
Ending balance	$6,610	$6,737

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
Common Stock Offerings
In June 2018, we settled a forward sale arrangement pursuant to a forward equity agreement that we entered into in October 2017, which included the sale of approximately 2.6 million shares of our common stock for net proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock. Refer to Note 13 - Per Share Data of HTA in the accompanying notes to the condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement.
Stock Repurchase Plan
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During the nine months ended September 30, 2018, we repurchased 628,002 shares of our common stock, at an average price of $26.25 per share, for an aggregate amount of approximately $16.5 million, pursuant to this stock repurchase plan. As of September 30, 2018, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $283.5 million. Subsequent to September 30, 2018, we repurchased 289,519 shares of our common stock at an average price of $25.69 per share, for an aggregate amount of approximately $7.4 million under this stock repurchase plan.
Common Stock Dividends
See our accompanying condensed consolidated statements of operations for the dividends declared during the three and nine months ended September 30, 2018 and 2017. On October 25, 2018, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP unit to be paid on January 9, 2019 to stockholders of record of our common stock and holders of our OP Units on January 2, 2019.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. The Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of September 30, 2018, there were 1,370,792 awards available for grant under the Plan.
Restricted Common Stock
For the three and nine months ended September 30, 2018, we recognized compensation expense of $2.1 million and $7.8 million, respectively. For the three and nine months ended September 30, 2017, we recognized compensation expense of $1.7 million and $5.5 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2018, we had $8.8 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.5 years.
The following is a summary of our restricted common stock activity as of September 30, 2018 and 2017, respectively:

	September 30, 2018		September 30, 2017
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	589,606	$29.38	640,870	$27.36
Granted	360,700	28.70	292,109	29.75
Vested	(255,946)	28.68	(278,821)	25.31
Forfeited	(38,882)	28.97	(58,384)	28.86
Ending balance	655,478	$29.30	595,774	$29.39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1,588	$—	$1,588
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
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
Financial Instruments Reported at Fair Value - Non-Recurring
The table below presents our assets measured at fair value on a non-recurring basis as of September 30, 2018, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$10,110	$—	$10,110

(1) During the nine months ended September 30, 2018, we recognized $8.9 million of impairment charges to the carrying value of six MOBs, one of which had been sold as of September 30, 2018 and one subsequent to September 30, 2018. The estimated fair value as of September 30, 2018 for the remaining four MOBs was based on the purchase price set forth in executed letters of intent for the purchase thereof and a pending, executed sales agreement.

The table below presents our assets measured at fair value on a non-recurring basis as of December 31, 2017, aggregated by the applicable level in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MOB (1)	$—	$10,271	$—	$10,271

(1) During the year ended December 31, 2017, we recognized $13.9 million of impairment charges to the carrying value of two MOBs and a portfolio of MOBs. The estimated fair value as of December 31, 2017 for these MOBs was based upon a pending, executed sales agreement and real estate market comparables.

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

Financial Instruments Disclosed at Fair Value
We consider the carrying values of cash and cash equivalents, tenant and other receivables, restricted cash and accounts payable, and accrued liabilities, to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. All of these financial instruments are measured using Level 2.
The fair value of debt is estimated using borrowing rates available to us with similar terms and maturities, which is considered a Level 2 input. As of September 30, 2018, the fair value of the debt was $2,550.0 million compared to the carrying value of $2,609.7 million. As of December 31, 2017, the fair value of the debt was $2,826.3 million compared to the carrying value of $2,781.0 million.
13. Per Share Data of HTA
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our at-the-market program (the “ATM”). In June 2018, we settled our forward sale arrangement for proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock. To account for the forward equity agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) the agreement did not exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.
In addition, we considered the potential dilution resulting from the forward equity agreement on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding diluted used in the computation of earnings per common share for the nine months ended September 30, 2018, included the effect from the assumed issuance of 2.6 million shares of our common stock pursuant to the settlement of the forward equity agreement at the contractual price, less the assumed repurchase of our common stock at the average market price using the proceeds of approximately $73.8 million, adjusted for costs to borrow. For the nine months ended September 30, 2018, approximately 330,000 weighted-average incremental shares of our common stock were excluded from the computation of our weighted-average shares-diluted, as their impact was anti-dilutive.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the three and nine months ended September 30, 2018 and 2017, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$176,348	$13,957	$202,021	$22,105
Net income attributable to noncontrolling interests	(3,362)	(194)	(3,887)	(715)
Net income attributable to common stockholders	$172,986	$13,763	$198,134	$21,390
Denominator:
Weighted average shares outstanding - basic	207,513	200,674	205,950	173,189
Dilutive shares - partnership units convertible into common stock	3,931	4,121	4,018	4,221
Adjusted weighted average shares outstanding - diluted	211,444	204,795	209,968	177,410
Earnings per common share - basic
Net income attributable to common stockholders	$0.83	$0.07	$0.96	$0.12
Earnings per common share - diluted
Net income attributable to common stockholders	$0.82	$0.07	$0.94	$0.12
14. Per Unit Data of HTALP
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM. Refer to Note 13 - Per Share Data of HTA in the accompanying notes to the condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement settled in June 2018.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2018, and 2017, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$176,348	$13,957	$202,021	$22,105
Net income attributable to noncontrolling interests	(18)	(28)	(65)	(80)
Net income attributable to common unitholders	$176,330	$13,929	$201,956	$22,025
Denominator:
Weighted average units outstanding - basic	211,444	204,795	209,968	177,410
Dilutive units - partnership units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	211,444	204,795	209,968	177,410
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.83	$0.07	$0.96	$0.12
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.83	$0.07	$0.96	$0.12

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$87,303	$51,066
Income taxes paid	1,656	997

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$243	$4,185
Debt assumed and entered into in connection with an acquisition	—	286,000
Dividend distributions declared, but not paid	65,544	62,494
Issuance of operating partnership units in HTALP in connection with an acquisition	—	610
Note receivable retired in connection with an acquisition	—	2,494
Redemption of noncontrolling interest	5,195	5,694

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of September 30, 2018 and December 31, 2017, together with results of operations and cash flows for three and nine months ended September 30, 2018 and 2017.
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
Executive Summary
We are the largest publicly-traded REIT focused on MOBs in the U.S. as measured by the GLA of our MOBs. We conduct substantially all of our operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional full-service property management, leasing and development services platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio.
Since 2006, we have invested $6.8 billion to create a portfolio of MOBs, development projects and other healthcare assets consisting of approximately 23.2 million square feet of GLA throughout the U.S. Approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of September 30, 2018. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of September 30, 2018, we had approximately 1 million square feet of GLA in nine of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2018, total revenue decreased (0.5)%, or $(0.9) million, to $175.1 million, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, total revenue increased 19.1%, or $83.9 million, to $524.1 million, compared to the nine months ended September 30, 2017.

•
For the three months ended September 30, 2018, net income was $176.3 million, compared to $14.0 million, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net income was $202.0 million, compared to $22.1 million, for the nine months ended September 30, 2017.

•
For the three months ended September 30, 2018, net income attributable to common stockholders was $0.82 per diluted share, or $173.0 million, compared to $0.07 per diluted share, or $13.8 million, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net income attributable to common stockholders was $0.94 per diluted share, or $198.1 million, compared to $0.12 per diluted share, or $21.4 million, for the nine months ended September 30, 2017.

•
For the three months ended September 30, 2018, HTA’s FFO, as defined by NAREIT, was $81.4 million, or $0.38 per diluted share, compared to $0.41 per diluted share, or $84.2 million, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, HTA’s FFO was $250.4 million, or $1.19 per diluted share, compared to $1.12 per diluted share, or $198.7 million, for the nine months ended September 30, 2017.

•
For the three months ended September 30, 2018, HTALP’s FFO was $84.7 million, or $0.40 per diluted OP Unit, compared to $0.41 per diluted OP Unit, or $84.4 million, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, HTALP’s FFO was $254.2 million, or $1.21 per diluted OP Unit, compared to $1.12 per diluted OP Unit, or $199.3 million, for the nine months ended September 30, 2017.

•
For the three months ended September 30, 2018, HTA’s and HTALP’s Normalized FFO was $0.41 per diluted share and OP Unit, or $86.1 million, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, HTA’s and HTALP’s Normalized FFO was $1.22 per diluted share and OP Unit, or $256.2 million, compared to the nine months ended September 30, 2017.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended September 30, 2018, NOI decreased (0.3)%, or $(0.3) million, to $119.3 million, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, NOI increased 19.1%, or $57.4 million, to $358.8 million, compared to the nine months ended September 30, 2017.

•
For the three months ended September 30, 2018, Same-property Cash NOI increased 2.5%, or $2.7 million, to $108.8 million, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, Same-Property Cash NOI increased 2.4%, or $5.6 million, to $233.2 million, compared to the nine months ended September 30, 2017. Excluding the MOBs located on our Forest Park Dallas campus, Same-Property Cash NOI growth was 2.7% for the nine months ended September 30, 2018.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 16 million square feet of GLA, or 68%, of our portfolio located in these locations. The remaining 32% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of September 30, 2018, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale and effectively utilize our internal property management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of September 30, 2018, we had approximately 1 million square feet of GLA in nine of our top ten markets and approximately 500,000 square feet in each of our top 15 markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
During the three months ended September 30, 2018, HTA completed the disposition of 19 MOBs, primarily located in Greenville, South Carolina for an aggregate gross sales price of $305.9 million totaling approximately 1.1 million square feet of GLA, generating gains of approximately $166.4 million.

•
During the nine months ended September 30, 2018, we announced a new development in our key gateway market of Miami, Florida and commenced two redevelopments, including an agreement to build a new on-campus MOB in Raleigh, North Carolina. These projects will have total expected construction costs of approximately $70.6 million and are approximately 78% pre-leased to major health systems.

•
During the nine months ended September 30, 2018, we invested $13.9 million to acquire three MOBs of approximately 60,000 square feet of GLA in the key market of Raleigh, North Carolina. In addition, we invested $3.9 million to consolidate our ownership interests in several other MOBs.

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

•	As of September 30, 2018, our in-house property management and leasing platform operated approximately 21.7 million square feet of GLA, or 93%, of our total portfolio.

•	As of September 30, 2018, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 92.1% by GLA and our occupancy rate was 90.9% by GLA.

•
We entered into new and renewal leases on approximately 532,000 and 2.2 million square feet of GLA, or 2.3% and 9.5%, respectively, of our portfolio during the three and nine months ended September 30, 2018.

•
Tenant retention for the Same-Property portfolio was 82% and 83%, which included approximately 381,000 and 1.7 million square feet of GLA of expiring leases, for the quarter and year-to-date, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2018, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 29.7%. Total liquidity was $1.2 billion, including cash and cash equivalents of $225.5 million and $994.5 million available on our unsecured revolving credit facility (which includes the impact of $5.5 million of outstanding letters of credit) as of September 30, 2018.

•	As of September 30, 2018, the weighted average remaining term of our debt portfolio was 5.2 years.

•
In August 2018, we prepaid approximately $72.6 million of our fixed and variable rate mortgages, including the settlement of three cash flow hedges, utilizing net proceeds from the Greenville Disposition to do so. Additionally, in August 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points. The maturity date was also extended by five months to January 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged.

•
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During the nine months ended September 30, 2018, we repurchased 628,002 shares of our common stock, at an average price of $26.25 per share, for an aggregate amount of approximately $16.5 million, pursuant to this stock repurchase plan.

•
In June 2018, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in October 2017, which included approximately 2.6 million shares of our common stock for net proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock.

•	On October 25, 2018, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP Unit.
Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed herein. For further information on significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.

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
Investment Activity
During the nine months ended September 30, 2018, we had investments with an aggregate purchase price of $17.8 million and dispositions with an aggregate gross sales price of $305.9 million. Including the Duke acquisition, during the nine months ended September 30, 2017, we had investments with an aggregate gross purchase price of $2.7 billion, which included a 50% ownership in an unconsolidated joint venture and a disposition with a gross sales price of $5.0 million.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
As of September 30, 2018 and 2017, we owned and operated approximately 23.2 million and 24.2 million square feet of GLA, respectively, with a leased rate of 92.1% and 91.7%, respectively (which includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 90.9%, and 90.6%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended September 30, 2018 and 2017, respectively, is set forth below:

	Three Months Ended September 30,
	2018	2017	Change	% Change
Revenues:
Rental income	$175,038	$175,431	$(393)	(0.2)%
Interest and other operating income	97	563	(466)	(82.8)
Total revenues	175,135	175,994	(859)	(0.5)
Expenses:
Rental	55,789	56,331	(542)	(1.0)
General and administrative	8,770	8,283	487	5.9
Transaction	346	261	85	32.6
Depreciation and amortization	70,568	70,491	77	0.1
Impairment	4,281	—	4,281	NM
Total expenses	139,754	135,366	4,388	3.2
Income before other income (expense)	35,381	40,628	(5,247)	(12.9)
Interest income (expense):
Interest related to derivative financial instruments	169	(264)	433	NM
Interest related to debt	(25,003)	(25,924)	921	3.6
Gain on sale of real estate, net	166,372	—	166,372	NM
Loss on extinguishment of debt, net	(1,092)	(774)	(318)	(41.1)
Income from unconsolidated joint venture	432	318	114	35.8
Other income (expense)	89	(27)	116	NM
Net income	$176,348	$13,957	$162,391	NM

NOI	$119,346	$119,663	$(317)	(0.3)%
Same-Property Cash NOI	$108,823	$106,160	$2,663	2.5%

Comparison of the nine months ended September 30, 2018 and 2017, respectively, is set forth below:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenues:
Rental income	$523,826	$438,949	$84,877	19.3%
Interest and other operating income	302	1,271	(969)	(76.2)
Total revenues	524,128	440,220	83,908	19.1
Expenses:
Rental	165,364	138,874	26,490	19.1
General and administrative	26,281	25,178	1,103	4.4
Transaction	933	5,618	(4,685)	(83.4)
Depreciation and amortization	210,064	172,900	37,164	21.5
Impairment	8,887	5,093	3,794	74.5
Total expenses	411,529	347,663	63,866	18.4
Income before other income (expense)	112,599	92,557	20,042	21.7
Interest income (expense):
Interest related to derivative financial instruments	297	(827)	1,124	NM
Gain on change in fair value of derivative financial instruments, net	—	884	(884)	NM
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	297	57	240	NM
Interest related to debt	(77,689)	(59,688)	(18,001)	(30.2)
Gain on sale of real estate, net	166,372	3	166,369	NM
Loss on extinguishment of debt, net	(1,092)	(11,192)	10,100	90.2
Income from unconsolidated joint venture	1,405	381	1,024	NM
Other income (expense)	129	(13)	142	NM
Net income	$202,021	$22,105	$179,916	NM

NOI	$358,764	$301,346	$57,418	19.1%
Same-Property Cash NOI	$233,152	$227,595	$5,557	2.4%
Rental Income
For the three and nine months ended September 30, 2018 and 2017, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,
	2018	2017	Change	% Change
Contractual rental income	$168,169	$169,099	$(930)	(0.5)%
Straight-line rent and amortization of above and (below) market leases	4,252	4,269	(17)	(0.4)
Other rental revenue	2,617	2,063	554	26.9
Total rental income	$175,038	$175,431	$(393)	(0.2)%

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Contractual rental income	$502,984	$423,696	$79,288	18.7%
Straight-line rent and amortization of above and (below) market leases	12,727	9,475	3,252	34.3
Other rental revenue	8,115	5,778	2,337	40.4
Total rental income	$523,826	$438,949	$84,877	19.3%
Contractual rental income, which includes expense reimbursements, decreased $(0.9) million and increased $79.3 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The decrease and increase were primarily due to $3.5 million and $88.1 million of additional contractual rental income from our 2017 and 2018 acquisitions, and contractual rent increases for the three and nine months ended September 30, 2018, respectively, partially offset by a decrease in contractual rent as a result of buildings we sold during 2017 and 2018.

Average starting and expiring base rents for new and renewal leases consisted of the following for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New and renewal leases:
Average starting base rents	$22.10	$22.34	$23.07	$22.46
Average expiring base rents	21.32	21.94	22.59	22.47

Square feet of GLA	532	745	2,204	2,040
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2018 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and nine months ended September 30, 2018 and 2017, respectively (in per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New leases:
Tenant improvements	$17.93	$17.18	$22.91	$18.18
Leasing commissions	2.26	1.92	1.95	2.01
Tenant concessions	0.02	1.93	1.85	2.68
Renewal leases:
Tenant improvements	$6.51	$8.58	$7.73	$7.50
Leasing commissions	0.68	1.02	1.30	1.09
Tenant concessions	0.02	0.80	0.76	1.45
The average term for new and renewal leases executed consisted of the following for the three and nine months ended September 30, 2018 and 2017, respectively (in years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New leases	7.6	6.2	7.3	5.8
Renewal leases	4.2	5.5	5.2	5.0
Rental Expenses
For the three months ended September 30, 2018 and 2017, rental expenses attributable to our properties were $55.8 million and $56.3 million, respectively. For the nine months ended September 30, 2018 and 2017, rental expenses attributable to our properties were $165.4 million and $138.9 million, respectively. The decrease and increase in rental expenses were primarily due to $0.5 million and $34.0 million of additional rental expenses associated with our 2017 and 2018 acquisitions for the three and nine months ended September 30, 2018, respectively, partially offset by improved operating efficiencies and a decrease in rental expense as a result of the buildings we sold during 2017 and 2018.
General and Administrative Expenses
For the three months ended September 30, 2018 and 2017, general and administrative expenses were $8.8 million and $8.3 million, respectively. For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $26.3 million and $25.2 million, respectively. These increases were primarily due to an increase in non-cash compensation expense and an overall increase in head count due to the continued growth of the company. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the three months ended September 30, 2018 and 2017, transaction expenses were $0.3 million. For the nine months ended September 30, 2018 and 2017, transaction expenses were $0.9 million and $5.6 million, respectively. Transaction expenses increased in 2017 due to $4.6 million of non-incremental costs related to the Duke acquisition.

Depreciation and Amortization Expense
For the three months ended September 30, 2018 and 2017, depreciation and amortization expense was $70.6 million and $70.5 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was $210.1 million and $172.9 million, respectively. These increases were associated with our 2017 and 2018 acquisitions, partially offset by buildings we sold during 2017 and 2018.
Impairment
During the three and nine months ended September 30, 2018, we recorded impairment charges of $4.3 million and $8.9 million, respectively, which related to six MOBs located in Tennessee, Texas and South Carolina. During the nine months ended September 30, 2017, we recorded impairment charges of $5.1 million that related to an MOB in our portfolio located in Massachusetts.
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments
Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, decreased by $1.4 million and increased $16.9 million, during the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The decrease in interest expense during the quarter was primarily due to early payoffs of fixed and variable rate mortgages, including the settlement of three cash flow hedges in connection with the Greenville Disposition. For the nine months ended September 30, 2018, the increase was primarily the result of higher average debt outstanding, as a result of the use of debt to partially fund our investments over the last 12 months with debt and a change in the composition of our debt, driven by an increase in long-term senior unsecured notes, including the $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively.
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
Gain on Sale of Real Estate
For the three and nine months ended September 30, 2018, we realized a net gain on sale of real estate of $166.4 million. For the nine months ended September 30, 2017, we realized a net gain on sale of real estate of $3,000. These increases were primarily the result of the Greenville Disposition. See Note 4 - Impairment and Dispositions for more detail on the Greenville Disposition.
Gain or Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2018, we realized a net loss on extinguishment of debt of $1.1 million primarily due to prepayment fees we incurred in connection with the early payoffs of fixed and variable rate mortgages, including the settlement of three cash flow hedges in connection with the Greenville Disposition. For the three and nine months ended September 30, 2017, we realized a net loss on extinguishment of debt of $0.8 million and $11.2 million, respectively, due to fees we incurred in connection with the execution and our termination of a bridge loan facility we entered into as part of the Duke acquisition.
Net Income or Loss
Net income increased $162.4 million to $176.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Net income increased $179.9 million to $202.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. These increases were primarily the result of continued growth in our operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
NOI decreased $(0.3) million to $119.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. NOI increased $57.4 million to $358.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease and increase were primarily due to $2.8 million and $58.7 million of additional NOI from our 2017 and 2018 acquisitions for the three and nine months ended September 30, 2018, respectively, partially offset by a decrease in NOI as a result of the buildings we sold during 2017 and 2018 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $2.7 million to $108.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Same-Property Cash NOI increased $5.6 million to $233.2 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. These increases were primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.

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

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$172,986	$13,763	$198,134	$21,390
Depreciation and amortization expense related to investments in real estate	70,004	70,021	208,445	171,678
Gain on sale of real estate, net	(166,372)	—	(166,372)	(3)
Impairment	4,281	—	8,887	5,093
Proportionate share of joint venture depreciation and amortization	463	464	1,277	506
FFO attributable to common stockholders	$81,362	$84,248	$250,371	$198,664
Transaction expenses	346	261	789	975
Gain on change in fair value of derivative financial instruments, net	—	—	—	(884)
Loss on extinguishment of debt, net	1,092	774	1,092	11,192
Noncontrolling income from partnership units included in diluted shares	3,344	166	3,822	635
Other normalizing items, net (1)	—	—	144	4,643
Normalized FFO attributable to common stockholders	$86,144	$85,449	$256,218	$215,225

Net income attributable to common stockholders per diluted share	$0.82	$0.07	$0.94	$0.12
FFO adjustments per diluted share, net	(0.44)	0.34	0.25	1.00
FFO attributable to common stockholders per diluted share	$0.38	$0.41	$1.19	$1.12
Normalized FFO adjustments per diluted share, net	0.03	0.01	0.03	0.09
Normalized FFO attributable to common stockholders per diluted share	$0.41	$0.42	$1.22	$1.21

Weighted average diluted common shares outstanding	211,444	204,795	209,968	177,410

(1) For the nine months ended September 30, 2017, other normalizing items included $4.6 million of non-incremental costs related to the Duke acquisition that were included in transaction expenses on our condensed consolidated statements of operations.

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common unitholders	$176,330	$13,929	$201,956	$22,025
Depreciation and amortization expense related to investments in real estate	70,004	70,021	208,445	171,678
Gain on sale of real estate, net	(166,372)	—	(166,372)	(3)
Impairment	4,281	—	8,887	5,093
Proportionate share of joint venture depreciation and amortization	463	464	1,277	506
FFO attributable to common unitholders	$84,706	$84,414	$254,193	$199,299
Transaction expenses	346	261	789	975
Gain on change in fair value of derivative financial instruments, net	—	—	—	(884)
Loss on extinguishment of debt, net	1,092	774	1,092	11,192
Other normalizing items, net (1)	—	—	144	4,643
Normalized FFO attributable to common unitholders	$86,144	$85,449	$256,218	$215,225

Net income attributable to common unitholders per diluted unit	$0.83	$0.07	$0.96	$0.12
FFO adjustments per diluted unit, net	(0.43)	0.34	0.25	1.00
FFO attributable to common unitholders per diluted unit	$0.40	$0.41	$1.21	$1.12
Normalized FFO adjustments per diluted unit, net	0.01	0.01	0.01	0.09
Normalized FFO attributable to common unitholders per diluted unit	$0.41	$0.42	$1.22	$1.21

Weighted average diluted common units outstanding	211,444	204,795	209,968	177,410

(1) For the nine months ended September 30, 2017, other normalizing items included $4.6 million of non-incremental costs related to the Duke acquisition that were included in transaction expenses on our condensed consolidated statements of operations.

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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$176,348	$13,957	$202,021	$22,105
General and administrative expenses	8,770	8,283	26,281	25,178
Transaction expenses (1)	346	261	933	5,618
Depreciation and amortization expense	70,568	70,491	210,064	172,900
Impairment	4,281	—	8,887	5,093
Interest expense and net change in fair value of derivative financial instruments	24,834	26,188	77,392	59,631
Gain on sale of real estate, net	(166,372)	—	(166,372)	(3)
Loss on extinguishment of debt, net	1,092	774	1,092	11,192
Income from unconsolidated joint venture	(432)	(318)	(1,405)	(381)
Other (income) expense	(89)	27	(129)	13
NOI	$119,346	$119,663	$358,764	$301,346
Straight-line rent adjustments, net	(2,746)	(3,009)	(8,289)	(5,834)
Amortization of (below) and above market leases/leasehold interests, net	(65)	214	190	246
Notes receivable interest income and other GAAP adjustments	(33)	(588)	(218)	(1,163)
Cash NOI	$116,502	$116,280	$350,447	$294,595
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(6,065)	(7,337)	(112,557)	(59,865)
Redevelopment Cash NOI	(607)	(1,540)	(1,923)	(4,072)
Intended for sale Cash NOI	(1,007)	(1,243)	(2,815)	(3,063)
Same-Property Cash NOI (2)	$108,823	$106,160	$233,152	$227,595

(1) For the nine months ended September 30, 2017, transaction costs included $4.6 million of non-incremental costs related to the Duke acquisition.
(2) Same-Property includes 403 and 317 buildings for the three and nine months ended September 30, 2018 and 2017, respectively.
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
As of September 30, 2018, we had liquidity of $1.2 billion, including $994.5 million available under our unsecured revolving credit facility (which includes the impact of $5.5 million of outstanding letters of credit) and $225.5 million of cash and cash equivalents.
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
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2018, we estimate that our expenditures for capital improvements for the remainder of 2018 will range from $20.0 million to $25.0 million depending on leasing activity. As of September 30, 2018, we had $4.1 million of restricted cash and reserve accounts for such capital expenditures, in addition to the availability under our unsecured revolving credit facility and on hand cash and cash equivalents. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Cash, cash equivalents and restricted cash - beginning of period (1)	$118,560	$25,045	$93,515
Net cash provided by operating activities	240,751	228,542	12,209
Net cash provided by (used in) investing activities (1)	194,846	(2,483,816)	2,678,662
Net cash (used in) provided by financing activities	(314,000)	2,257,108	(2,571,108)
Cash, cash equivalents and restricted cash - end of period (1)	$240,157	$26,879	$213,278

(1) The amounts for 2017 differ from amounts previously reported in our Quarterly Report for the nine months ended September 30, 2017, as a result of the retrospective presentation of the early adoption of ASU 2016-18 in our 2017 Annual Report on Form 10-K as of January 1, 2017. Additionally, the presentation of beginning of period and end of period cash now includes restricted cash as a result of the adoption of ASU 2016-18.

Net cash provided by operating activities increased in 2018 primarily due to the impact of our 2017 and 2018 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2017 and 2018 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the nine months ended September 30, 2018, net cash provided by investing activities primarily related to proceeds from the sale of real estate of $302.4 million, which was partially offset by capital expenditures of $61.1 million, development of real estate of $29.6 million, and investments in real estate of $17.4 million. For the nine months ended September 30, 2017, net cash used in investing activities primarily related to the investment in real estate of $2.4 billion, investment in unconsolidated joint venture of $68.8 million, and capital expenditures of $43.0 million, which was partially offset by proceeds from the sale of real estate of $4.7 million.
For the nine months ended September 30, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $188.4 million and payments on our secured mortgage loans of $173.2 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million. For the nine months ended September 30, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $1.6 billion and net proceeds on the issuance of senior notes of $900.0 million, partially offset by dividends paid to holders of our common stock of $145.9 million, and payments on our secured mortgage loans of $75.4 million.
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
For the nine months ended September 30, 2018, we paid cash dividends of $188.4 million on our common stock. In October 2018, we paid cash dividends on our common stock of $64.2 million for the quarter ended September 30, 2018. On October 25, 2018, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP Unit to be paid on January 9, 2019 to stockholders of record of our common stock and holders of our OP Units on January 2, 2019.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of September 30, 2018, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 29.7%.
As of September 30, 2018, we had debt outstanding of $2.6 billion and the weighted average interest rate therein was 3.49% per annum, inclusive of the impact of our interest rate swaps. The following is a summary of our unsecured and secured debt. See Note 7 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
In 2017, HTALP entered into an amended and restated $1.3 billion Unsecured Credit Agreement which increased the amount available under the unsecured revolving credit facility to $1.0 billion. As of September 30, 2018, $994.5 million was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of September 30, 2018, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of September 30, 2018, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million maturing in 2021, $400.0 million maturing in 2022, $300.0 million maturing in 2023, $350.0 million maturing in 2026, and $500.0 million maturing in 2027.
Fixed and Variable Rate Mortgages
During the nine months ended September 30, 2018, we made payments on our fixed and variable rate mortgages of $173.2 million and have $1.1 million of principal payments due during the remainder of 2018.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2017 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2018, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2018, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of September 30, 2018, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of September 30, 2018.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
October 26, 2018

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
As of September 30, 2018, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of September 30, 2018.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
October 26, 2018

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	4,983	$26.75	—	—
August 1, 2018 to August 31, 2018	9	28.60	—	—
September 1, 2018 to September 30, 2018	295,000	26.24	—	(3)

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

(3) In August 2018, our Board of Directors approved a stock repurchase plan with a share repurchase authorization of up to $300.0 million of our common stock. During the three months ended September 2018, we repurchased 295,000 shares of our common stock, at an average price of $26.24 per share, for an aggregate amount of approximately $7.7 million.

Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included, and incorporated by reference, in this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 26, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 26, 2018

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 26, 2018

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 26, 2018

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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