Form 10-K
period 2018-12-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2019-02-19
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
Commission File Number: 001-35568 (Healthcare Trust of America, Inc.)
Commission File Number: 333-190916 (Healthcare Trust of America Holdings, LP)
HEALTHCARE TRUST OF AMERICA, INC.
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
(Exact name of registrant as specified in its charter)

Maryland (Healthcare Trust of America, Inc.)	20-4738467
Delaware (Healthcare Trust of America Holdings, LP)	20-4738347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

(480) 998-3478	http://www.htareit.com
Registrant’s telephone number, including area code	Internet address
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Healthcare Trust of America, Inc.	☒ Yes	☐ No	Healthcare Trust of America Holdings, LP	☒ Yes	☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Healthcare Trust of America, Inc.	☐ Yes	☒ No	Healthcare Trust of America Holdings, LP	☐ Yes	☒ No
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Healthcare Trust of America, Inc.	Large-accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Healthcare Trust of America Holdings, LP	Large-accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
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
The aggregate market value of Healthcare Trust of America, Inc.’s Class A common stock held by non-affiliates as of June 30, 2018, the last business day of the most recently completed second fiscal quarter, was approximately $5,567,632,295, computed by reference to the closing price as reported on the New York Stock Exchange.
As of February 11, 2019, there were 205,064,238 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Explanatory Note
This annual report combines the Annual Reports on Form 10-K (“Annual Report”) for the year ended December 31, 2018, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of December 31, 2018, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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
Noncontrolling interests, stockholders’ equity and partners’ capital are the primary areas of difference between the consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s consolidated balance sheets and as a noncontrolling interest reflected within equity in HTA’s consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
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
In order to highlight the material differences between HTA and HTALP, this Annual Report includes sections that separately present and discuss areas that are materially different between HTA and HTALP, including:

•	the Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Item 5 of this Annual Report;

•	the Selected Financial Data in Item 6 of this Annual Report;

•	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), the Funds From Operations (“FFO”) and Normalized FFO in Item 7 of this Annual Report;

•	the Controls and Procedures in Item 9A of this Annual Report;

•	the consolidated financial statements in Item 15 of this Annual Report;

•
certain accompanying notes to the consolidated financial statements in Item 15 of this Annual Report, including Note 7 - Debt, Note 11 - Stockholders’ Equity and Partners’ Capital, Note 13 - Per Share Data of HTA, and Note 14 - Per Unit Data of HTALP, Note 16 - Tax Treatment of Dividends of HTA, Note 18 - Selected Quarterly Financial Data of HTA and Note 19 - Selected Quarterly Financial Data of HTALP;

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
HTA is a publicly-traded REIT and one of the leading owners and operators of medical office buildings (“MOBs”) in the United States (“U.S.”). We focus on owning and operating MOBs that serve the future of healthcare delivery and are located on health system campuses, near university medical centers, or in community core outpatient locations. We also focus on key markets that have attractive demographics and macro-economic trends and where we can utilize our institutional full-service operating platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to enhance the value of our real estate assets through our dedicated asset management and leasing platform, which generates consistent revenue streams and manageable expenses. As a result of our core business strategy, we seek to generate stockholder value through consistent and growing dividends, which are attainable through sustainable cash flows.
We invest in MOBs that we believe are critical to the delivery of healthcare in a changing environment. Healthcare is one of the fastest growing segments of the U.S. economy, with an expected average growth rate of approximately 6% annually through 2026. Overall U.S. spending is expected to increase by approximately 20% of gross domestic product (“GDP”) by 2026 according to the U.S. Centers for Medicare & Medicaid Services. In addition, healthcare is experiencing the fastest employment growth in the U.S., a trend that is expected to continue over the next decade. These high levels of demand are primarily driven by an aging U.S. population and the long-term impact of an increasing number of insured individuals nationwide. This increase in demand, combined with advances in less invasive medical procedures, is driving many healthcare services to lower costs and to more convenient outpatient settings that are less reliant on hospital campuses. As a result, HTA believes that well-located MOBs should provide stable cash flows with relatively low vacancy risk, resulting in consistent long-term growth.
Since inception, the Company has invested $6.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets that are primarily located in 20 to 25 high quality markets that possess above average economic and socioeconomic drivers. Our portfolio consists of approximately 23.2 million square feet of gross leasable area (“GLA”) throughout the U.S. As of December 31, 2018, approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. We believe these key locations and affiliations create significant demand from healthcare related tenants for our properties. Further, our portfolio is primarily concentrated within major U.S. metropolitan statistical areas (“MSAs”) that we believe will provide above-average economic growth and socioeconomic benefits over the coming years. As of December 31, 2018, we had approximately 1 million square feet of GLA in nine of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
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
HIGHLIGHTS

•	For the year ended December 31, 2018, total revenue increased 13.4%, or $82.4 million, to $696.4 million, compared to $614.0 million for the year ended December 31, 2017.

•	For the year ended December 31, 2018, net income was $217.6 million, compared to $65.6 million for the year ended December 31, 2017.

•
For the year ended December 31, 2018, net income attributable to common stockholders was $1.02 per diluted share, or $213.5 million, compared to $0.34 per diluted share, or $63.9 million, for the year ended December 31, 2017.

•
For the year ended December 31, 2018, HTA’s FFO, as defined by NAREIT, was $335.6 million, or $1.60 per diluted share, compared to $1.53 per diluted share, or $284.2 million, for the year ended December 31, 2017.

•
For the year ended December 31, 2018, HTALP’s FFO, as defined by NAREIT, was $339.6 million, or $1.62 per diluted OP Unit, compared to $1.54 per diluted OP Unit, or $285.8 million, for the year ended December 31, 2017.

•
For the year ended December 31, 2018, HTA’s and HTALP’s Normalized FFO was $1.62 per diluted share and OP Unit, or $340.4 million, compared to $1.63 per diluted share and OP Unit, or $302.0 million, for the year ended December 31, 2017.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-generally accepted accounting principles (“GAAP”) financial measure.

•	For the year ended December 31, 2018, Net Operating Income (“NOI”) increased 12.8%, or $54.0 million, to $475.8 million, compared to $421.8 million for the year ended December 31, 2017.

•	For the year ended December 31, 2018, Same-Property Cash NOI increased 2.5%, or $7.5 million, to $308.9 million, compared to the year ended December 31, 2017.

•
For additional information on NOI and Same-Property Cash NOI, see “NOI, Cash NOI and Same-Property Cash NOI” below, which includes a reconciliation from net income and an explanation of why we present these non-GAAP financial measures.

•
As of December 31, 2018, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA, an increase of 20 basis points, compared to the year ended December 31, 2017, and our occupancy rate was 91.0% by GLA. The leased rate for our Same-Property portfolio was 92.2%.

•
During the year ended December 31, 2018, we executed 2.8 million square feet of GLA of new and renewal leases, or over 12%, of the total GLA of our portfolio. Tenant retention for the Same-Property portfolio was 81% as of December 31, 2018. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

•
During the year ended December 31, 2018, we paid down approximately $241.0 million of our outstanding secured mortgage loans, including the settlement of three cash flow hedges. Additionally, in August 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged.

•
As of December 31, 2018, we had total leverage, measured as debt less cash and cash equivalents to total capitalization, of 31.3%. Total liquidity was $1.1 billion, including cash and cash equivalents of $126.2 million and $1.0 billion available on our unsecured revolving credit facility as of December 31, 2018.

•
During the year ended December 31, 2018, HTA completed the disposition of 20 MOBs for an aggregate gross sales price of $308.6 million, representing approximately 1.2 million square feet of total GLA, and generating net gains of approximately $166.0 million. These dispositions primarily consisted of the third quarter disposition of our Greenville, South Carolina MOB portfolio (the “Greenville Disposition”) for an aggregate gross sales price of $294.3 million.

•
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time. During the year ended December 31, 2018, we repurchased approximately 2.6 million shares of our outstanding common stock, for an aggregate amount of approximately $67.2 million under the stock repurchase plan. As of December 31, 2018, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $232.8 million.

•
During the year ended December 31, 2018, we (i) announced a new development in our key gateway market of Miami, Florida and (ii) commenced two redevelopments, including an agreement to build a new on-campus MOB in Raleigh, North Carolina. These projects will have total expected construction costs of approximately $70.6 million and are approximately 78% pre-leased to major health systems.

BUSINESS STRATEGIES
Corporate Strategies
Invest in and Maintain a Portfolio of Properties that are Valuable for the Future of Healthcare Delivery
The Company is focused on investing in and maintaining a real estate portfolio that consists of well-located MOBs that allow for the efficient delivery of healthcare over the long-term. To date, we have invested $6.8 billion to create one of the largest portfolios (based on GLA) of healthcare real estate that is focused on the MOB sector in the U.S. We look to allocate capital to properties that exhibit the following key attributes:

•
Located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. We seek to invest in properties that have long-term value for healthcare providers, including those that benefit from their proximity to and/or affiliation with prominent healthcare systems. These healthcare systems typically possess high credit quality and are capable of investing capital into their campuses. We believe our affiliations with these health systems helps ensure long-term tenant demand. As of December 31, 2018, approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems.

•
Located in core community outpatient locations. We seek to invest in properties that will have long-term value for healthcare providers, including those that are located in key outpatient medical hubs. These properties benefit from their proximity to attractive patient populations, maintain a mix of physician practices and specialties, and are convenient for patients and physicians alike. In addition, these properties and medical hubs can be centers for healthcare away from hospital campuses while benefiting from the advancement of healthcare technology, which allow for lower cost settings, more services and procedures to be performed away from hospitals, and the growing requirement for convenient healthcare. We believe these factors ensure long-term tenant demand. At December 31, 2018, approximately 32% of our portfolio was located in core community outpatient locations.

•
Attractive markets where we can maximize efficiencies through our asset management and leasing platform. We seek to own MOBs in markets with attractive demographics, economic growth and high barriers to entry which support growing tenant demand. We have developed a strong presence across 20 to 25 key markets since our inception, with approximately 93% of our total GLA located in top 75 MSAs as of December 31, 2018. In addition, we have developed scale in these key markets, reaching approximately 1 million square feet of GLA in nine of our top ten markets, and approximately 0.5 million square feet of GLA in our top 15 markets. Our scale in markets has allowed us to create the largest, institutionally owned asset management platform in the sector, which includes leasing, property management, building maintenance, construction, and development capabilities. In each of these markets, we have established a strong full-service operating platform that has allowed us to develop valuable relationships with health systems, physician practices, universities and regional development firms that have led to investment and leasing opportunities. Our asset management platform utilizes our scale to provide services to our properties at cost effective rates and with a focus on generating cost efficiencies and superior service for our tenants.

•
Occupied with limited near term leasing risks. We seek to invest in and maintain well-occupied properties that we believe are critical to the delivery of healthcare within that specific market. As of December 31, 2018, our portfolio was 92.0% leased. We believe this creates tenant demand that supports higher occupancy and drives strong, long-term tenant retention as hospitals and physicians are generally reluctant to move or relocate, as evidenced by our Same-Property portfolio tenant retention rate of 81% as of the year ended December 31, 2018.

•
Diversified and synergistic mix of tenants. Our primary focus is placed on ensuring an appropriate and diversified mix of tenants from different practice types, as well as complimentary practices that provide synergies within both individual buildings and the broader health system campuses. We actively invest in both multi-tenant properties, which generally have shorter-term leases in smaller spaces, and single-tenant properties, which generally have longer-term leases in larger spaces. The multi-tenant buildings provide for lower lease rollover risks in any particular year and typically allow rents to reset to current market rates that may be higher than the in-place rental rates. We believe single-tenant buildings provide steady long-term cash flow, but generally provide for more limited long-term growth.

•
Credit-worthy tenants. Our primary tenants are healthcare systems, academic medical centers and leading physician groups. These groups typically have strong and stable financial performance, which we believe helps ensure stability in our long-term rental income and tenant retention. As of December 31, 2018, 59% of our annual base rent was derived from credit-rated tenants, primarily health systems. A significant amount of our remaining rent comes from physician groups and medical healthcare system tenants that are credit-worthy based on our internal underwriting and due diligence, but do not have the size to benefit from a formal credit rating by a nationally recognized rating agency.

Internal Growth through Proactive In-House Property Management and Leasing
Our asset management and leasing platform operated approximately 21.6 million square feet of GLA, or 93% of our total portfolio. This is a significant increase since our public listing on the New York Stock Exchange (“NYSE”) in 2012 when we managed approximately 8.8 million square feet, or 70%, of our GLA. We believe this direct asset management approach allows us to maximize our internal growth by improving occupancy, achieving operating efficiencies and creating long-term tenant relationships at our properties, resulting in optimized rental rates. Specific components of our overall asset management strategy include:

•
Maintaining regional offices in markets where we have a significant presence. HTA has 29 local offices primarily located within our key markets across the U.S., including its corporate headquarters in Scottsdale, Arizona.

•	Creating local relationships with local healthcare providers, including national and regional healthcare systems, physicians and other providers.

•
Maintaining or increasing our average rental rates, actively leasing vacant space and reducing leasing concessions. These leasing results contributed to an average of 2.5% of Same-Property Cash NOI growth each quarter during the year ended December 31, 2018.

•
Improving the quality of service provided to our tenants by being attentive to their needs, managing expenses and strategically investing capital to remain competitive within our markets. During the year ended December 31, 2018, we achieved tenant retention for the Same-Property portfolio of 81%.

•
Maintaining a portfolio of high-quality MOBs that we believe are critical to the delivery of healthcare now and in the future, while enhancing our reputation as a dedicated leading MOB owner and operator.

•
Utilizing local and regional economies of scale to focus on operating cost efficiencies for our properties and utilizing our building service operations to generate profits for our stockholders while providing more efficient services.

Key Market Focused Strategy and Investments
We plan to grow externally through targeted investments and developments that improve the quality of our portfolio and are accretive to our cost of capital. To achieve this growth in competitive markets we seek:

•
Targeted property investments, generally located within our key markets. These transactions allow us to focus on the quality of individual properties and ensure they are accretive to our cost of capital. They also allow us to exhibit meaningful growth given our current size.

•
Long-term relationships with key industry participants. We will continue our emphasis on long-term relationship building as we have since inception. These relationships are cultivated by our senior management team, with key industry participants, including health systems as well as local and regional developers, which have traditionally provided us with valuable investment opportunities.

•
Local knowledge through our internal full-service operating platform. Our local personnel participate in local industry activities that can provide insightful information with respect to potential opportunities.

Actively Maintain Conservative Capital Structure
We have and continue to actively manage our balance sheet to maintain an attractive investment grade credit rating, to maintain conservative leverage and to preserve financing flexibility, which ultimately hedges against inherent risk and provides us with attractive capital sources that allow us to take advantage of strategic external growth opportunities. In addition, we may also strategically dispose of properties that we believe no longer align with our strategic growth objectives in order to redeploy the capital generated by these dispositions into higher yielding MOBs that we believe have better longer-term growth prospects. The strength of our balance sheet is demonstrated by our investment grade credit ratings. To maintain our strong and conservative balance sheet, we:

•	Maintain a low leverage ratio. Our leverage ratio, measured as debt less cash and cash equivalents to total capitalization, was 31.3% as of December 31, 2018.

•
Maintain a high level of liquidity. As of December 31, 2018, we had approximately $1.1 billion of liquidity, primarily consisting of $1.0 billion available on our unsecured revolving credit facility and $126.2 million of cash and cash equivalents.

•	Utilize multiple capital sources, including public debt and equity, unsecured bank loans and secured property level debt.

•
Maintain well-laddered debt maturities, which extend through 2027 with no significant exposure in any one year. As of December 31, 2018, the weighted average remaining term of our debt portfolio was 5.0 years, including extension options.

HEALTHCARE INDUSTRY
Healthcare Sector Growth
We operate MOBs within the healthcare industry, which are benefiting from several significant macroeconomic drivers, such as an aging population, millennials beginning to form families, and an increase in the insured population. These trends are driving growth in healthcare spending at a rate significantly faster than the rate of growth in the broader U.S. economy.
The U.S. population is experiencing significant aging of its population, as advancements in medical technology and changes in treatment methods enable people to live longer. This is expected to drive healthcare utilization higher as individuals consume more healthcare as they age. Between 2020 and 2030, the U.S. population over 65 years of age is projected to increase by almost 31% and total over 20% of the U.S. population. Individuals of this age spend the highest amounts on healthcare, averaging more than $6,500 per individual over the age of 65 according to a 2017 Consumer Expenditure Survey. This compares to healthcare expenditures of approximately $1,550 per year for individuals 25 and under. The older population group will increasingly require treatment and management of chronic and acute health ailments. We believe much of this increased care will take place in lower cost outpatient settings, which should continue to support MOB demand in the long term.

Projected U.S. Population Aged 65+ (2010 - 2060f)

120.0
100.0
80.0
60.0
40.0
20.0
0.0
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2010
2015
2020f
2025f
2030f
2035f
2040f
2045f
2050f
2055f
2060f
65+ Population
As a % of Total U.S. Population

Sources: U.S. Census Bureau

In addition, the large millennial generation is just now starting to reach their thirties and form families. During this age period, healthcare expenditures double on average. As this large generation utilizes additional healthcare services, it is expected they will do so in more convenient outpatient settings, typically in MOBs.

2018 U.S. Population By Generation

Millennials
88.6M
Gen X
61.8M
Boomers
81.6M
Silents
35.2M
25
23
21
19
17
15
13
11
9
7
20.8
22.1
23.3
22.2
21.2
19.9
20.7
21.3
22.7
20.5
17.2
13.5
9.0
12.7
15-19
20-24
25-29
30-34
35-39
40-44
45-49
50-54
55-59
60-64
65-69
70-74
75-79
80+
$1,547
$3,163
$4,348
$4,967
$5,777
$6,723
$6,475
Average Annual Healthcare Spending Per Person

Sources: U.S. Bureau of Labor Statistics

The number of insured individuals in the U.S. continues to increase, as the population grows and as a result of the impact of U.S. government actions, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”). Since 1999, the number of individuals covered by healthcare insurance in the U.S. has increased over 23%. Although the current political administration has sought to unsuccessfully repeal the Affordable Care Act, Medicaid expansion remains in place with some states seeking to expand coverage. Thus far, the removal of the individual mandate in the Tax Cuts and Jobs Act (the “TCJA”) has seen limited impact.

Insured Individuals in U.S.
300,000
290,000
280,000
270,000
260,000
250,000
240,000
230,000
220,000
210,000
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Sources: U.S. Census Bureau, Current Population, Annual Social and Economic Supplements

As a result of these factors, the healthcare sector is one of the fastest growing sectors of the U.S. economy and is growing faster than GDP. According to the latest data from 2017, Americans spent nearly $3.5 trillion, or 17.9%, of total GDP, on healthcare expenditures in 2017, an increase of 3.9% over the previous year. The U.S. Centers for Medicare & Medicaid Services project that total healthcare expenditures will reach approximately $5.7 trillion by 2026. Healthcare expenditures are projected to grow an average of 5.6% annually through 2026 and account for 19.7% of GDP by 2026. This growth in healthcare expenditures reflects the increasing demand for healthcare. It is also driving demand for cost effective healthcare which generally takes place in outpatient settings such as MOBs.

National Healthcare Expenditures
(2006 - 2026f)
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018f
2019f
2020f
2021f
2022f
2023f
2024f
2025f
2026f
Total National Health Expenditures
Spending as a % of GDP

Sources: U.S. Centers for Medicare & Medicaid Services

Employment in the healthcare industry has steadily increased for at least 20 years despite three recessions during that period. Healthcare-related jobs are among the fastest growing occupations, projected to increase by 18% between 2016 and 2026, significantly higher than the general U.S. employment growth projection of 7%, according to the Bureau of Labor Statistics. Additionally, the Bureau of Labor Statistics projects ten out of the top twenty occupations with the highest growth for workers will be in the healthcare sector. We expect the increased growth in the healthcare industry will correspond with a growth in demand for MOBs and other facilities that serve the healthcare industry.

Medical Office Building Supply and Demand
MOBs are less susceptible to changes in the general economy than traditional commercial real estate due to secular drivers supporting the healthcare sector and the defensive nature of healthcare expenditures during economic downturns. For this reason, we believe MOB investments provide more consistent rental revenue streams, higher occupancies and tenant retention that could potentially translate into a more stable return to investors compared to other types of real estate investments. We also believe that demand for MOBs will increase due to a number of MOB specific factors, including:

•
The MOB sector is highly fragmented with approximately 11% of the MOBs owned by public REIT investors. There is significant opportunity to expand within the industry given the lack of institutional ownership compared to other real estate sectors.

•	Healthcare delivery continues to shift to outpatient settings driven by technological advancements, shifting consumer preferences and lower costs.

OUTPATIENT VISITS ARE INCREASING OVER TIME
INPATIENT
OUTPATIENT
140
120
100
80
60
40
20
0
2,000
1,500
1,000
500
0
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
Inpatient Admissions/1000 Persons
Outpatient Visits/1000 Persons

Source: American Hospital Association

•
An increase in medical office visits due to the overall rise in healthcare utilization which in turn has driven hiring within the healthcare sector. Additionally, the rate of employment growth in physicians’ offices and outpatient care facilities has outpaced employment growth in hospitals during the past decade, further supporting the trend of increased utilization of healthcare services outside of the hospital. This trend is forecast to continue, with the number of healthcare providers, particularly nurses, physicians, and technical specialists, growing significantly faster than the U.S. average for the other occupations.

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

•	Construction of new MOBs relative to the overall MOB supply continues to be constrained, with new market participants experiencing significant costly barriers to entry in markets in which we invest.

•	Creating strong demand for our MOBs. In addition, new development is primarily focused on off campus locations and in markets with growing populations.

PORTFOLIO OF PROPERTIES
As of December 31, 2018, our portfolio consisted of approximately 23.2 million square feet of GLA, with a leased rate of 92.0% (includes leases which have been executed, but which have not yet commenced).
Our properties were primarily located on the campuses of, or aligned with, nationally and regionally recognized healthcare systems in the U.S. These properties include leading health systems, such as Baylor Scott & White Health, Highmark-Allegheny Health Network, Hospital Corporation of America, Tenet Healthcare System and Community Health Systems. The Company is the largest owner of on-campus or adjacent MOBs in the country, with approximately 15.8 million square feet of GLA, or 68%, of our portfolio located in these locations. The remaining 32% are located in core community outpatient locations where healthcare is increasingly being delivered.

Portfolio Diversification by Type	Number of Buildings	Number of States	GLA (1)	Percent of Total GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Medical Office Buildings
Single-tenant	109	21	5,915	25.6%	$139,026	26.8%
Multi-tenant	306	31	15,926	68.8	342,557	65.9
Other Healthcare Facilities
Hospitals	15	7	954	4.1	32,555	6.3
Senior care	3	1	355	1.5	5,373	1.0
Total	433	32	23,150	100%	$519,511	100%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
SIGNIFICANT TENANTS
As of December 31, 2018, none of the tenants at our properties accounted for more than 4.4% of our annualized base rent. The table below shows our key health system relationships as of December 31, 2018.

Health System (1)	Weighted Average Remaining Lease Term (2)	Total Leased GLA (3)	Percent of Leased GLA	Annualized Base Rent (3)(4)	Percent of Annualized Base Rent
Baylor Scott & White Health	7	849	4.0%	$22,725	4.4%
Highmark-Allegheny Health Network	4	914	4.3	17,607	3.4
Hospital Corporation of America	4	464	2.2	13,256	2.6
Tenet Healthcare System	7	502	2.4	12,232	2.3
Community Health Systems (TN)	8	544	2.5	11,301	2.2
Tufts Medical Center	9	255	1.2	10,614	2.0
Providence St. Joseph Health	3	299	1.3	10,542	2.0
Ascension Health	5	448	2.1	10,052	1.9
Steward Health Care System	8	383	1.8	9,841	1.9
Adventist Health	4	332	1.6	7,520	1.5
Harbin Clinic	9	313	1.5	6,792	1.3
Mercy Health	8	251	1.2	6,307	1.2
Atrium Health	2	197	0.9	6,039	1.2
UNC Health Care	8	222	1.0	5,815	1.1
Trinity Health	9	187	0.9	5,351	1.0
Total		6,160	28.9%	$155,994	30.0%

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

GEOGRAPHIC CONCENTRATION
As of December 31, 2018, our portfolio was concentrated in key markets that we have determined to be strategic based on demographic trends, projected demand for healthcare and overall asset management efficiencies.

Key Markets	Investment (1)	Percent of Investment	Total GLA (1)	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Dallas, TX	$843,274	12.5%	2,053	$52,546	10.1%
Houston, TX	430,979	6.4	1,584	36,023	6.9
Boston, MA	396,530	5.9	965	32,116	6.2
Tampa, FL	350,746	5.2	954	23,623	4.6
Atlanta, GA	325,186	4.8	1,088	24,152	4.7
Indianapolis, IN	281,768	4.2	1,395	24,968	4.8
Hartford/New Haven, CT	277,931	4.1	977	21,271	4.1
Phoenix, AZ	267,781	3.9	1,316	24,997	4.8
Denver, CO	246,957	3.6	538	17,393	3.4
Orange County/Los Angeles, CA	241,242	3.6	550	15,707	3.0
Miami, FL	228,624	3.4	994	22,984	4.4
Raleigh, NC	199,889	2.9	668	15,987	3.1
Chicago, IL	190,778	2.8	382	11,530	2.2
Albany, NY	170,071	2.5	833	16,126	3.1
Austin, TX	164,425	2.4	409	8,646	1.7
Orlando, FL	156,300	2.3	512	11,086	2.1
Pittsburgh, PA	148,612	2.2	1,095	20,726	4.0
White Plains, NY	126,144	1.9	333	8,294	1.6
Milwaukee, WI	116,082	1.7	368	6,411	1.2
Charlotte, NC	94,697	1.4	335	7,776	1.5
Top 20 MSAs	5,258,016	77.7	17,349	402,362	77.5
Additional Top MSAs	1,085,689	16.0	4,097	80,172	15.4
Total Key Markets & Top 75 MSAs	$6,343,705	93.7%	21,446	$482,534	92.9%

(1) Amounts presented in thousands.
(2) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).
COMPETITION
We compete with many other real estate investment entities, including financial institutions, pension funds, real estate developers, other REITs, other public real estate companies, and private real estate investors for the acquisition of MOBs and other facilities that serve the healthcare industry. During the acquisition process, we compete with others who may have a competitive advantage over us at this time in terms of size, capitalization, local knowledge of the marketplace and extended contacts throughout the region. Any combination of these factors may result in an increased purchase price for properties or other real estate related assets of interest to us, which may reduce the number of opportunities available to us that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.
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
The Affordable Care Act has faced numerous judicial, legislative and executive challenges. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. However, President Trump and Congressional Republicans promised they would seek the repeal of the Affordable Care Act. On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the Affordable Care Act. On December 22, 2017, President Trump signed the TCJA, which amends certain provisions of the Affordable Care Act including the elimination of the individual insurance mandate. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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
Various laws and Center for Medicare and Medicaid Services (“CMS”) initiatives and rules may also reduce or change medical provider compensation and reimbursement.
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
Real Estate Ownership-Related Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently. For example:
Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited and we have only conducted investigations of a limited number of our properties to determine compliance. We may incur additional costs in connection with compliance with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability on us without regard to whether we caused the presence or release of the hazardous materials. Government investigations and remediation actions may cause substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances and such persons oftentimes must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
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
Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures. We believe, based in part on engineering reports which are generally obtained by us at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected.
EMPLOYEES
As of December 31, 2018, we had approximately 282 employees, of which less than 1% are subject to a collective bargaining agreement.
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
At any given time, we may be pursuing property acquisitions or have properties subject to letters of intent, but we cannot assure you that we will acquire any such properties because the letters of intent are non-binding and potential transaction opportunities are subject to a variety of factors, including: (i) the willingness of the current property owner to proceed with a potential transaction with us; (ii) our completion of due diligence that is satisfactory to us and our receipt of internal approvals; (iii) the negotiation and execution of mutually acceptable binding purchase agreements; and (iv) the satisfaction of closing conditions, including our receipt of third-party consents and approvals. We also compete with many other entities engaged in real estate investment activities for the acquisition of MOBs and other facilities that serve the healthcare industry, including national, regional and local operators, acquirers and developers of healthcare properties. The competition for the acquisition of healthcare properties may significantly increase the prices we must pay for MOBs and other facilities that serve the healthcare industry or other real estate related assets we seek to acquire. This competition may also effectively limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire, and may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. The potential sellers of our acquisition targets may find our competitors to be more attractive purchasers because they may have greater resources, may be willing to pay more to acquire the properties, may have pre-existing relationships or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages over us that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Moreover, our competitors generally may be able to accept more risk with respect to their acquisitions than we can prudently manage or are willing to accept. In addition, the number of our competitors and the amount of funds competing for suitable investment properties may increase, which could result in increased demand for these properties and, therefore, increased prices to acquire them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices for the purchase of single properties in comparison with the purchase of multi-property portfolios. If we pay higher prices for MOBs and other facilities that serve the healthcare industry, or otherwise incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential transactions that we are subsequently unable or elect not to complete, our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.

We may not be able to maintain or expand our relationships with hospitals, healthcare systems and developers, which may impede our ability to identify and complete acquisitions directly from hospitals, healthcare systems and developers, and may otherwise adversely affect our growth, business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
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

•
the value and liquidity of our short-term investments and cash deposits being reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments and other factors;

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
Certain provisions of the Maryland General Corporation Law (“MGCL”) applicable to us may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of delaying or preventing a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
provisions of the MGCL that permit our Board of Directors, without our stockholders’ approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses;

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

In the case of the business combination provisions of the MGCL, our Board of Directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our Board. This resolution, however, may be altered or repealed in whole or in part at any time. In the case of the control share provisions of the MGCL, we have opted out of these provisions pursuant to a provision in our bylaws. We may, however, by amendment to our bylaws, opt in to the control share provisions of the MGCL. We may also choose to adopt other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of our stockholders.
Risks Related to Investments in Real Estate and Other Real Estate Related Assets
We are dependent on the financial stability of our tenants.
Lease payment defaults by our tenants would cause us to lose the revenue associated with such leases. Although 59% of our annualized base rent was derived from tenants (or their parent companies) that have a credit rating, a tenants’ credit rating (or its’ parents credit rating) is no guarantee of a tenant’s ability to perform its lease obligations and a parent company may choose not to satisfy the obligations of a subsidiary that fails to perform its obligations. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and we may incur substantial costs in protecting our investment and re-leasing our property, and we may not be able to re-lease the property for the rent previously received, if at all. Lease terminations and expirations could also reduce the value of our properties.
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
If we or our tenants terminate or do not renew the leases for our properties or our tenants lose their regulatory authority to operate such properties or default on their lease obligations to us for any reason, we may not be able to locate, or may incur additional costs to locate, suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to re-lease the space or we could otherwise incur re-leasing costs. Furthermore, because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of properties, there may be significant delays in transferring operations of senior healthcare facilities to successor operators. Any loss of revenues or additional capital expenditures required as a result may have an adverse effect on our business, financial condition and results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
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
As of December 31, 2018, we held interests in MOB properties and other facilities that serve the healthcare industry through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2018, these properties represented 40% of our total GLA. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.

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
A component of our current growth strategy is, when appropriate, to pursue accretive development and redevelopment projects. However, there are inherent risks associated with these development and redevelopment projects, including, but not limited to the following:

•	the development costs of a project may exceed budgeted amounts, causing the project to be unprofitable or to incur a loss;

•	we may encounter delays as a result of a variety of factors that are beyond our control, including natural disasters, material shortages, and regulatory requirements;

•	time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flows and liquidity;

•
lease rates and rents at newly developed or redeveloped properties may fluctuate based on factors beyond our control, including market and economic conditions as well as the aforementioned budget overages;

•	we may be unable to obtain favorable financing terms to fund our development projects;

•
financing arrangements may require certain milestones, covenants, and other contractual terms that may be violated if the performance of our development and redevelopment projects differs from our projected income;

•	demand from prospective tenants may be reduced due to competition from other developers; and

•	tenants who pre-lease a portion of our development projects may fail to occupy the property upon development completion.
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
In March 2010, then President Obama signed the Affordable Care Act. The Affordable Care Act, along with other healthcare reform efforts has resulted in comprehensive healthcare reform in the U.S. through a phased approach, which began in 2010 and will conclude in 2018. It remains difficult to predict the impact of these laws on us due to their complexity, lack of implementing regulations or interpretive guidance, and the gradual implementation of the laws over a multi-year period. During the 2016 Presidential and Congressional campaigns, Republicans promised they would seek the repeal of the Affordable Care Act. On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the law. We cannot predict whether any of these attempts to amend or repeal the law will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.
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
As of December 31, 2018, we had total debt outstanding of $2.5 billion. We intend to continue to finance a portion of the purchase price of our investments in real estate and other real estate related assets by borrowing funds. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual ordinary taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure over the long term. However, our total leverage may fluctuate on a short term basis as we execute our business strategy.
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of the Company. For tax purposes, a foreclosure of any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds related thereto. We may give full or partial guarantees to lenders of mortgage debt to our affiliated entities that own our properties. When we give a guaranty on behalf of an affiliated entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by our affiliated entity. If any mortgage contains cross-collateralization or cross-default provisions, a default by us on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default by us, our ability to pay cash distributions to our stockholders could be adversely affected.
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
To assist us in preserving our qualification as a REIT, among other purposes, our charter contains a limitation on ownership that prohibits any individual, entity or group, unless exempted prospectively or retroactively by our Board of Directors, from directly acquiring beneficial ownership of more than 9.8% of the value of HTA’s then outstanding capital stock (which includes common stock and any preferred stock HTA may issue) or more than 9.8% of the value or number of shares, whichever is more restrictive, of HTA’s then outstanding common stock.
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
Risks Related to Our Common Stock
The price of our common stock has and may continue to fluctuate significantly, which may make it difficult for you to sell our common stock when you want or at prices you find attractive.
The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. We expect that the market price of our common stock will continue to fluctuate significantly. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	future sales of substantial amounts of our common stock by our existing or future stockholders;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.
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
In the future, we may issue debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive dividends, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Our Board of Directors may issue such securities without stockholder approval and under Maryland law may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of our common stock or other equity securities may dilute the percentage ownership interest of our existing stockholders. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, our stockholders may also experience dilution in both the book value and fair market value of their shares. As a result, future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the dividends that we pay with respect to our common stock.
Our dividends to stockholders may change, which could adversely affect the market price of our common stock.
All dividends on our common stock will be at the sole discretion of our Board of Directors and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and funds from operations, maintenance of our REIT qualification, applicable law and such other matters as our Board of Directors may deem relevant from time to time. We may not be able to make dividends in the future or may need to fund such dividends from external sources, as to which no assurances can be given. In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future cash dividends likely would adversely affect the market price of our common stock.
Increases in market interest rates may result in a decrease in the value of our common stock.
One of the factors that may influence the price of our common stock will be the dividend distribution rate on our common stock (as a percentage of the price of our common stock) relative to market interest rates. If market interest rates rise, prospective purchasers of common stock may expect a higher dividend distribution rate. Higher interest rates would not, however, result in more funds being available for dividends and, in fact, would likely increase our borrowing costs and might decrease our funds available for dividends. We therefore may not be able, or we may not choose, to provide a higher dividend distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common stock, which would reduce the demand for, and result in a decline in the market price of, our common stock.
If securities analysts do not publish research or reports about our business or if they downgrade our common stock or the healthcare-related real estate sector, the price of our common stock could decline.
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
Risks Related to Forward Sale Agreements
Settlement provisions contained in a forward sale agreement could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.
If we enter into one or more forward sale agreements, the relevant forward purchaser will have the right to accelerate that particular forward sale agreement (with respect to all or any portion of the transaction under that particular forward sale agreement that the relevant forward purchaser determines is affected by such event) and require us to settle on a date specified by the relevant forward purchaser if:

•	the relevant forward purchaser is unable to, or would incur a materially increased cost to, establish, maintain or unwind its hedge position with respect to that particular forward sale agreement;

•
the relevant forward purchaser determines that it is unable, after using commercially reasonable efforts, to continue to borrow an amount of common stock equal to the amount of common stock underlying that particular forward sale agreement or that, with respect to borrowing such amount of common stock, it would incur a cost that is greater than the initial stock borrow cost specified in that particular forward sale agreement, subject to a prior notice requirement;

•
a termination event occurs as a result of us declaring a dividend or distribution on our common stock with a cash value in excess of a specified amount per calendar quarter, or with an ex-dividend date prior to the anticipated ex-dividend date for such cash dividend;

•
an extraordinary event (as such term is defined in that particular forward sale agreement and which includes certain mergers and tender offers and the delisting of our common stock) occurs or our Board of Directors votes to approve or there is a public announcement of, in either case, any action that, if consummated, would constitute such an extraordinary event; or

•
certain other events of default, termination events or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into that particular forward sale agreement, or a nationalization, a bankruptcy termination event or a change in law (as such terms are defined in that particular forward sale agreement).

A forward purchaser’s decision to exercise its right to accelerate the settlement of a particular forward sale agreement will be made irrespective of our need for capital. In such cases, we could be required to issue and deliver common stock under the physical settlement provisions of that particular forward sale agreement or, if we so elect and the forward purchaser so permits our election, net share settlement provisions of that particular forward sale agreement irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.
We expect that settlement of any forward sale agreement will generally occur no later than the date specified in the particular forward sale agreement, which will be no later than twelve months following the trade date of that forward sale agreement. However, any forward sale agreement may be settled earlier than that specified date in whole or in part at our option. We expect that each forward sale agreement will be physically settled by delivery of our common stock unless we elect to cash settle or net share settle a particular forward sale agreement. Upon physical settlement or, if we so elect, net share settlement of a particular forward sale agreement, delivery of shares of our common stock in connection with such physical settlement or, to the extent we are obligated to deliver common stock, net share settlement, will result in dilution to our earnings per share and return on equity. If we elect cash settlement or net share settlement with respect to all or a portion of our common stock underlying a particular forward sale agreement, we expect that the relevant forward purchaser (or an affiliate thereof) will purchase a number of common stock necessary to satisfy its or its affiliate’s obligation to return the common stock borrowed from third parties in connection with sales of common stock under that forward sale agreement, adjusted in the case of net share settlement by any shares deliverable by or to us under the forward sale agreement. In addition, the purchase of common stock in connection with the relevant forward purchaser or its affiliate unwinding its hedge positions could cause the price of our common stock to increase over such time (or prevent a decrease over such time), thereby increasing the amount of cash we would owe to the relevant forward purchaser (or decreasing the amount of cash that the relevant forward purchaser would owe us) upon a cash settlement of the relevant forward sale agreement or increasing the number of common stock we would deliver to the relevant forward purchaser (or decreasing the number of common stock that the relevant forward purchaser would deliver to us) upon net share settlement of the relevant forward sale agreement.
The forward sale price that we expect to receive upon physical settlement of a particular forward sale agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to expected dividends on our common stock during the term of the particular forward sale agreement. If the specified daily rate is less than the spread on any day, the interest factor will result in a daily reduction of the applicable forward sale price. As of the date of this prospectus supplement, the specified daily rate was less than the expected spread for any particular forward agreement. If the market value of our common stock, determined in accordance with the terms of the relevant forward sale agreement, during the relevant valuation period under the particular forward sale agreement is above the applicable forward sale price, in the case of cash settlement, we would pay the relevant forward purchaser under that particular forward sale agreement an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to the relevant forward purchaser a number of common stock having a value, determined in accordance with the terms of the relevant forward sale agreement, equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement of a particular forward sale agreement. If the market value of our common stock, determined in accordance with the terms of the relevant forward sale agreement, during the relevant valuation period under that particular forward sale agreement is below the applicable forward sale price, in the case of cash settlement, we would be paid the difference in cash by the relevant forward purchaser under that particular forward sale agreement or, in the case of net share settlement, we would receive from the relevant forward purchaser a number of common stock having a value equal to the difference. See “Plan of Distribution” for information on the forward sale agreements.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.
In the event that we elect to settle any forward sale agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code of 1986, as amended (the “Code”), generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our common stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, as discussed in the accompanying prospectus under “Material U.S. Federal Income Tax Considerations-Taxation of our Company,” multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.
In case of our bankruptcy or insolvency, any forward sale agreements will automatically terminate, and we would not receive the expected proceeds from any forward sales of our common stock.
If we file for or consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, and we consent to such a petition, any forward sale agreements that are then in effect will automatically terminate. If any such forward sale agreement so terminates under these circumstances, we would not be obligated to deliver to the relevant forward purchaser any of our common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the applicable forward sale price per share in respect of any of our common stock not previously settled under the applicable forward sale agreement. Therefore, to the extent that there are any of our common stock with respect to which any forward sale agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sale price per share in respect of those common stock.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We have invested $6.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets that serve the healthcare industry through December 31, 2018. As of December 31, 2018, our portfolio consisted of approximately 23.2 million square feet of GLA, with a leased rate of 92.0% (includes leases which have been executed, but which have not yet commenced). Approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of the total GLA as of December 31, 2018. All but three of our properties are 100% owned.
As of December 31, 2018, we owned fee simple interests in properties representing 60% of our total GLA. We hold long-term leasehold interests in the remaining properties in our portfolio, representing 40% of our total GLA. As of December 31, 2018, these leasehold interests had an average remaining term of 48.2 years, excluding available extension options.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
Tenant Lease Expirations
The following table presents the sensitivity of our annualized base rent due to tenant lease expirations for existing leases for the next 10 years:

Expiration (1)	Number of Expiring Leases	Total GLA of Expiring Leases (2)	Percent of GLA of Expiring Leases	Annualized Base Rent of Expiring Leases (2)(3)	Percent of Total Annualized Base Rent
Month-to-month	165	515	2.4%	$13,497	2.6%
2019	576	2,217	10.4	58,776	11.3
2020	446	1,884	8.8	47,505	9.1
2021	617	2,943	13.8	67,421	13.0
2022	400	2,118	9.9	51,206	9.9
2023	321	1,914	9.0	42,302	8.1
2024	196	1,275	6.0	31,344	6.0
2025	174	1,148	5.4	27,394	5.3
2026	157	1,247	5.9	26,212	5.1
2027	156	2,036	9.6	55,136	10.6
2028	108	989	4.6	22,404	4.3
Thereafter	217	3,014	14.2	76,314	14.7
Total	3,533	21,300	100%	$519,511	100%

(1) Leases scheduled to expire on December 31 of a given year are included within that year in the table.
(2) Amounts presented in thousands.
(3) Annualized base rent is calculated by multiplying contractual base rent as of the end of the year by 12 (excluding the impact of abatements, concessions, and straight-line rent).

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2018:

State	GLA (1)	Percent of GLA	Annualized Base Rent (1)(2)	Percent of Annualized Base Rent
Texas	4,617	19.9%	$108,986	21.0%
Florida	2,759	11.9	65,207	12.5
Indiana	1,810	7.8	32,492	6.2
Massachusetts	965	4.2	32,117	6.2
Arizona	1,531	6.6	28,191	5.4
Georgia	1,160	5.0	26,886	5.2
Pennsylvania	1,305	5.6	24,068	4.6
North Carolina	1,002	4.3	23,763	4.6
New York	1,108	4.8	22,725	4.4
Connecticut	977	4.2	21,271	4.1
California	740	3.2	19,347	3.7
Colorado	538	2.3	17,393	3.3
Ohio	761	3.3	13,512	2.6
Illinois	382	1.7	11,530	2.2
Tennessee	524	2.3	10,852	2.1
Missouri	355	1.5	9,270	1.8
South Carolina	321	1.4	6,560	1.3
Wisconsin	368	1.6	6,411	1.2
Alabama	319	1.4	6,209	1.2
Michigan	203	0.9	4,708	0.9
Maryland	181	0.8	4,658	0.9
Hawaii	145	0.6	4,142	0.8
New Mexico	162	0.7	3,541	0.7
Virginia	164	0.7	3,213	0.6
Oklahoma	186	0.8	3,003	0.6
New Jersey	57	0.3	1,695	0.3
Utah	112	0.5	1,681	0.3
Minnesota	158	0.7	1,412	0.3
Mississippi	78	0.3	1,410	0.3
Kansas	66	0.3	1,383	0.3
Nevada	73	0.3	1,314	0.3
Oregon	23	0.1	561	0.1
Total	23,150	100%	$519,511	100%

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
HTA has common stock and is reported on the NYSE under the trading symbol “HTA”. There is no established market for trading HTALP’s OP Units.
Dividends
In accordance with the terms of HTALP’s partnership agreement, the dividend HTA pays to its stockholders is equal to the amount of distributions it receives from HTALP.
Stockholders
As of February 11, 2019, HTA had 2,135 stockholders of record.
Stock Performance Graph
The graph below compares the cumulative returns of HTA, US REIT (RMS) Index, S&P 500 Index and SNL U.S. REIT Healthcare Index from the date of our listing on the NYSE on June 6, 2012 through December 31, 2018. All periods prior to 2015 have been adjusted retroactively to reflect the reverse stock split effective December 15, 2014. The total returns assume dividends are reinvested.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	289,627	$25.69	—	(3)
November 1, 2018 to November 30, 2018	1,012,135	26.28	—	(3)
December 1, 2018 to December 31, 2018	647,851	25.93	—	(3)

(1) Purchases represent repurchased shares of our common stock and shares withheld to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the NYSE.

(2) For each share of common stock redeemed by HTA, HTALP redeems a corresponding number of OP Units in the HTALP operating partnership. Therefore, the OP Units in the HTALP operating partnership repurchased by HTALP are the same as the shares of common stock repurchased by HTA as shown above.

(3) In August 2018, our Board of Directors approved a stock repurchase plan with a share repurchase authorization of up to $300.0 million of our common stock. During the three months ended December 31, 2018, a portion of the repurchased shares included 1,941,718 repurchased shares of our outstanding common stock, at an average price of $26.08 per share, for an aggregate amount of approximately $50.7 million under our stock repurchase plan.

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
Healthcare Trust of America, Inc.

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Real estate investments, net	$5,665,621	$5,947,874	$3,503,020	$2,959,468	$2,822,844
Total assets (1)	6,188,476	6,449,582	3,747,844	3,172,300	3,031,384
Debt (1)	2,541,232	2,781,031	1,768,905	1,590,696	1,402,195
Noncontrolling interests	78,890	84,666	93,143	27,534	29,282
Total equity	3,334,914	3,363,448	1,780,417	1,406,958	1,476,421

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$696,426	$613,990	$460,928	$403,822	$371,505
Rental expenses	220,617	192,147	143,751	123,390	113,508
Net income attributable to common stockholders	213,463	63,916	45,912	32,931	45,371
Net income attributable to common stockholders per share - basic	1.04	0.35	0.34	0.26	0.38
Net income attributable to common stockholders per share - diluted	1.02	0.34	0.33	0.26	0.37
Statement of Cash Flows Data:
Cash flows provided by operating activities	$337,396	$307,543	$203,695	$191,095	$168,499
Cash flows provided by (used in) investing activities (2)	176,309	(2,455,096)	(608,393)	(274,171)	(257,017)
Cash flows (used in) provided by financing activities	(498,735)	2,241,068	400,781	80,826	83,535
Other Data:
Dividends declared to stockholders	$253,699	$227,024	$164,221	$147,539	$139,355
Dividends declared per share	1.23	1.21	1.19	1.17	1.16
Dividends paid in cash to stockholders	252,651	207,087	159,174	146,372	137,158
FFO attributable to common stockholders (3)	335,565	284,226	215,570	188,206	157,746
Normalized FFO attributable to common stockholders (3)	340,400	301,957	225,221	195,920	176,639
NOI (4)	475,809	421,843	317,177	280,432	257,997

(1) The amounts for 2014 differ from amounts previously reported in our Annual Report for the year ended December 31, 2014, as a result of the retrospective presentation of the early adoption of Accounting Standards Update (“ASU”) 2015-03 and 2015-15 as of December 31, 2015.

(2) The amounts for 2014-2016 differ from amounts previously reported in our Annual Report for the years ended December 31, 2014, 2015, and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

(3) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present these non-GAAP financial measures.

(4) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common stockholders and an explanation of why we present this non-GAAP financial measure.

Healthcare Trust of America Holdings, LP

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Real estate investments, net	$5,665,621	$5,947,874	$3,503,020	$2,959,468	$2,822,844
Total assets (1)	6,188,476	6,449,582	3,747,844	3,172,300	3,031,384
Debt (1)	2,541,232	2,781,031	1,768,905	1,590,696	1,402,195
Total partners’ capital	3,334,914	3,363,448	1,780,417	1,406,958	1,476,421

	Year Ended December 31,
(In thousands, except per unit data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$696,426	$613,990	$460,928	$403,822	$371,505
Rental expenses	220,617	192,147	143,751	123,390	113,508
Net income attributable to common unitholders	217,537	65,454	47,227	33,445	45,861
Net income attributable to common unitholders per unit - basic	1.04	0.35	0.34	0.26	0.38
Net income attributable to common unitholders per unit - diluted	1.04	0.35	0.34	0.26	0.38
Statement of Cash Flows Data:
Cash flows provided by operating activities	$337,396	$307,543	$203,695	$191,095	$168,499
Cash flows provided by (used in) investing activities (2)	176,309	(2,455,096)	(608,393)	(274,171)	(257,017)
Cash flows (used in) provided by financing activities	(498,735)	2,241,068	400,781	80,826	83,535
Other Data:
Distributions declared to general partner	$253,699	$227,024	$164,221	$147,539	$139,355
Distributions declared per unit	1.23	1.21	1.19	1.17	1.16
Distributions paid in cash to general partner	252,651	207,087	159,174	146,372	137,158
FFO attributable to common OP Unitholders (3)	339,639	285,764	216,885	188,720	158,236
Normalized FFO attributable to common OP Unitholders (3)	340,400	301,957	225,221	195,920	176,639
NOI (4)	475,809	421,843	317,177	280,432	257,997

(1) The amounts for 2014 differ from amounts previously reported in our Annual Report for the year ended December 31, 2014, as a result of the retrospective presentation of the early adoption of ASU 2015-03 and 2015-15 as of December 31, 2015.

(2) The amounts for 2014-2016 differ from amounts previously reported in our Annual Report for the years ended December 31, 2014, 2015, and 2016, as a result of the retrospective presentation of the early adoption of ASU 2016-18 as of January 1, 2017.

(3) For additional information on FFO and Normalized FFO, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present these non-GAAP financial measures.

(4) For additional information on NOI, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes a reconciliation to net income or loss attributable to common unitholders and an explanation of why we present this non-GAAP financial measure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report. Such consolidated financial statements and information have been prepared to reflect HTA and HTALP’s financial position as of December 31, 2018 and 2017, together with results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016.
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
Executive Summary
We are the largest publicly-traded REIT focused on MOBs in the U.S. as measured by the GLA of our MOBs. We conduct substantially all of our operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on our key markets that have certain demographic and macro-economic trends and where we can utilize our institutional full-service operating platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio.
Since 2006, we have invested $6.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 23.2 million square feet of GLA throughout the U.S. Approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of December 31, 2018. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of December 31, 2018, we had approximately 1 million square feet of GLA in nine of our top ten markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the year ended December 31, 2018, total revenue increased 13.4%, or $82.4 million, to $696.4 million, compared to $614.0 million for the year ended December 31, 2017.

•	For the year ended December 31, 2018, net income was $217.6 million, compared to $65.6 million for the year ended December 31, 2017.

•
For the year ended December 31, 2018, net income attributable to common stockholders was $1.02 per diluted share, or $213.5 million, compared to $0.34 per diluted share, or $63.9 million, for the year ended December 31, 2017.

•
For the year ended December 31, 2018, HTA’s FFO, as defined by NAREIT, was $335.6 million, or $1.60 per diluted share, compared to $1.53 per diluted share, or $284.2 million, for the year ended December 31, 2017.

•
For the year ended December 31, 2018, HTALP’s FFO, as defined by NAREIT, was $339.6 million, or $1.62 per diluted OP Unit, compared to $1.54 per diluted OP Unit, or $285.8 million, for the year ended December 31, 2017.

•
For the year ended December 31, 2018, HTA’s and HTALP’s Normalized FFO was $1.62 per diluted share and OP Unit, or $340.4 million, compared to $1.63 per diluted share and OP Unit, or $302.0 million, for the year ended December 31, 2017.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the year ended December 31, 2018, NOI increased 12.8%, or $54.0 million, to $475.8 million, compared to $421.8 million for the year ended December 31, 2017.

•	For the year ended December 31, 2018, Same-Property Cash NOI increased 2.5%, or $7.5 million, to $308.9 million, compared to the year ended December 31, 2017.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 16 million square feet of GLA, or 68% of our portfolio, located in these locations. The remaining 32% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the last several years, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of December 31, 2018, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of December 31, 2018, we had approximately 1 million square feet of GLA in nine of our top ten markets and approximately 0.5 million square feet in each of our top 15 markets. We expect to establish this scale across 20 to 25 key markets as our portfolio expands.

•
During the year ended December 31, 2018, HTA completed the disposition of 20 MOBs, primarily located in Greenville, South Carolina for an aggregate gross sales price of $308.6 million, representing approximately 1.2 million square feet of GLA, and generating net gains of $166.0 million.

•
During the year ended December 31, 2018, we (i) announced a new development in our key gateway market of Miami, Florida and (ii) commenced two redevelopments, including an agreement to build a new on-campus MOB in Raleigh, North Carolina. These projects will have total expected construction costs of approximately $70.6 million and are approximately 78% pre-leased to major health systems.

Internal Growth through Proactive In-House Property Management and Leasing
We believe we have the largest full-service operating platform in the medical office sector that consists of our in-house property management and leasing which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our full-service operating platform has also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•
As of December 31, 2018, our in-house asset management and leasing platform operated approximately 21.6 million square feet of GLA, or 93%, of our total portfolio, a significant increase from 8.8 million square feet, or 70%, of GLA managed in-house in 2012.

•
As of December 31, 2018, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 92.0% by GLA, an increase of 20 basis points, compared to December 31, 2017, and our occupancy rate was 91.0% by GLA.

•	We entered into new and renewal leases on approximately 2.8 million square feet of GLA, or over 12%, of the GLA of our total portfolio, during the year ended December 31, 2018.

•
During the year ended December 31, 2018, tenant retention for the Same-Property portfolio was 81%, which included approximately 2.4 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of December 31, 2018, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 31.3%. Total liquidity was $1.1 billion, including cash and cash equivalents of $126.2 million and $1.0 billion available on our unsecured revolving credit facility as of December 31, 2018.

•	As of December 31, 2018, the weighted average remaining term of our debt portfolio was 5.0 years, including extension options.

•
During the year ended December 31, 2018, we paid down approximately $241.0 million of outstanding secured mortgage loans, including the settlement of three cash flow hedges, utilizing net proceeds from our Greenville Disposition to do so. Additionally, in August 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged.

•
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During the year ended December 31, 2018, we repurchased approximately 2.6 million shares of our outstanding common stock, at an average price of $26.12 per share, for an aggregate amount of approximately $67.2 million, pursuant to this stock repurchase plan. As of December 31, 2018, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $232.8 million.

•
In December 2018, we entered into new equity distribution agreements with various sales agents with respect to our at the market (“ATM”) offering program of common stock with an aggregate sales amount of up to $500.0 million. We contemporaneously terminated our prior ATM equity distribution agreements.

•
In June 2018, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in October 2017, which included approximately 2.6 million shares of our common stock for net proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock.

•	On February 14, 2019, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP Unit.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting principles, including making estimates. We base our estimates on experience and various other assumptions we believe are reasonable under the circumstances. These estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. However, if our judgment or interpretation of the facts and circumstances relating to the various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. We periodically reevaluate our estimates and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates about matters that are inherently uncertain. Below is a discussion of accounting policies that we consider critical as they may require more complex judgment in their application or require estimates about matters that are inherently uncertain. For further information on significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements in Part IV, Item 15.
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
We make judgments with respect to our level of influence or control and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form or ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.

Revenue Recognition
Rental revenue is our primary source of revenue. At the inception of a new lease we assess the terms and conditions to determine proper classification. If the estimates utilized by us in our assessment were different, then our lease classification for accounting purposes may have been different, which could impact the timing and amount of revenue recognized. We recognize rental revenue from operating leases on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Effective January 1, 2018, with the adoption of Topic 606, the revenue recognition process is based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For more detailed information on Topic 606, see Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements in Part IV, Item 15.
Investments in Real Estate
With the adoption of ASU 2017-01 in January 2017 the majority of our investments in real estate investments have been accounted for as asset acquisitions and we record the purchase price to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.
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

Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements in Part IV, Item 15 for a discussion of recently issued or adopted accounting pronouncements.
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
Investment Activity
During the years ended December 31, 2018, 2017 and 2016, we had investments with an aggregate purchase price of $17.8 million, $2.7 billion and $700.8 million, respectively. During the years ended December 31, 2018, 2017 and 2016, we had dispositions with an aggregate gross sales price of $308.6 million, $85.2 million and $39.5 million, respectively. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Years Ended December 31, 2018, 2017 and 2016
As of December 31, 2018, 2017 and 2016, we owned and operated approximately 23.2 million, 24.1 million and 17.7 million square feet of GLA, respectively, with a leased rate of 92.0%, 91.8% and 91.9%, respectively (which includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 91.0%, 91.0% and 91.2%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the years ended December 31, 2018 and 2017, respectively, is set forth below:

	Year Ended December 31,
	2018	2017	Change	% Change
Revenues:
Rental income	$696,030	$612,556	$83,474	13.6%
Interest and other operating income	396	1,434	(1,038)	(72.4)
Total revenues	696,426	613,990	82,436	13.4
Expenses:
Rental	220,617	192,147	28,470	14.8
General and administrative	35,196	33,403	1,793	5.4
Transaction	1,003	5,885	(4,882)	(83.0)
Depreciation and amortization	279,630	244,986	34,644	14.1
Impairment	8,887	13,922	(5,035)	(36.2)
Total expenses	545,333	490,343	54,990	11.2
Interest income (expense):
Interest related to derivative financial instruments	694	(1,031)	1,725	NM
Gain on change in fair value of derivative financial instruments, net	—	884	(884)	NM
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	694	(147)	841	NM
Interest related to debt	(102,543)	(85,344)	(17,199)	(20.2)
Gain on sale of real estate, net	165,977	37,802	128,175	NM
Gain (loss) on extinguishment of debt, net	242	(11,192)	11,434	NM
Income from unconsolidated joint venture	1,735	782	953	NM
Other income	428	29	399	NM
Net income	$217,626	$65,577	$152,049	NM

NOI	$475,809	$421,843	$53,966	12.8%
Same-Property Cash NOI	$308,885	$301,347	$7,538	2.5%

Comparison of the years ended December 31, 2017 and 2016, respectively, is set forth below:

	Year Ended December 31,
	2017	2016	Change	% Change
Revenues:
Rental income	$612,556	$460,563	$151,993	33.0%
Interest and other operating income	1,434	365	1,069	NM
Total revenues	613,990	460,928	153,062	33.2
Expenses:
Rental	192,147	143,751	48,396	33.7
General and administrative	33,403	28,773	4,630	16.1
Transaction	5,885	6,538	(653)	(10.0)
Depreciation and amortization	244,986	176,866	68,120	38.5
Impairment	13,922	3,080	10,842	NM
Total expenses	490,343	359,008	131,335	36.6
Interest income (expense):
Interest related to derivative financial instruments	(1,031)	(2,377)	1,346	56.6
Gain on change in fair value of derivative financial instruments, net	884	1,344	(460)	(34.2)
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	(147)	(1,033)	886	85.8
Interest related to debt	(85,344)	(59,769)	(25,575)	(42.8)
Gain on sale of real estate, net	37,802	8,966	28,836	NM
Loss on extinguishment of debt, net	(11,192)	(3,025)	(8,167)	NM
Income from unconsolidated joint venture	782	—	782	NM
Other income	29	286	(257)	(89.9)
Net income	$65,577	$47,345	$18,232	38.5%

NOI	$421,843	$317,177	$104,666	33.0%
Same-Property Cash NOI	$284,839	$276,865	$7,974	2.9%
Rental Income
For the years ended December 31, 2018 and 2017, respectively, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Contractual rental income	$667,407	$589,913	$77,494	13.1%
Straight-line rent and amortization of above and (below) market leases	16,401	13,695	2,706	19.8
Other rental revenue	12,222	8,948	3,274	36.6
Total rental income	$696,030	$612,556	$83,474	13.6%
For the years ended December 31, 2017 and 2016, respectively, rental income was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Contractual rental income	$589,913	$445,469	$144,444	32.4%
Straight-line rent and amortization of above and (below) market leases	13,695	8,118	5,577	68.7
Other rental revenue	8,948	6,976	1,972	28.3
Total rental income	$612,556	$460,563	$151,993	33.0%

Contractual rental income, which includes expense reimbursements, increased $77.5 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to $90.6 million of additional contractual rental income from our 2017 and 2018 acquisitions, and contractual rent increases for the year ended December 31, 2018, partially offset by a decrease in contractual rent as a result of buildings we sold during 2017 and 2018. Contractual rental income, which includes expense reimbursements, increased $144.4 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. This increase was primarily due to $138.9 million of additional contractual rental income from our 2016 and 2017 acquisitions (including properties owned during both periods) for the year ended December 31, 2017, and contractual rent increases, partially offset by a decrease in contractual rent as a result of buildings we sold during 2016 and 2017.
Average starting and expiring base rents for new and renewal leases consisted of the following for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands, except in average base rents per square foot of GLA):

	Year Ended December 31,
	2018	2017	2016
New and renewal leases:
Average starting base rents	$23.30	$22.58	$22.57
Average expiring base rents	22.67	22.43	22.38

Square feet of GLA	2,830	2,712	1,603
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2018 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the years ended December 31, 2018, 2017 and 2016, respectively (in per square foot of GLA):

	Year Ended December 31,
	2018	2017	2016
New leases:
Tenant improvements	$25.38	$17.98	$23.50
Leasing commissions	1.88	1.99	3.63
Tenant concessions	1.48	2.42	3.36
Renewal leases:
Tenant improvements	$7.29	$8.15	$7.34
Leasing commissions	1.08	1.50	1.57
Tenant concessions	0.59	1.78	1.58
The average term for new and renewal leases executed consisted of the following for the years ended December 31, 2018, 2017 and 2016, respectively (in years):

	Year Ended December 31,
	2018	2017	2016
New leases	7.3	6.5	6.2
Renewal leases	5.8	4.8	4.7
Rental Expenses
For the years ended December 31, 2018, 2017 and 2016, rental expenses attributable to our properties were $220.6 million, $192.1 million and $143.8 million, respectively. The increase in rental expenses for the year ended December 31, 2018 compared 2017 were primarily due to $35.3 million of additional rental expenses associated with our 2017 and 2018 acquisitions for the year ended December 31, 2018, respectively, partially offset by improved operating efficiencies and a decrease in rental expense as a result of the buildings we sold during 2017 and 2018. The increase in rental expenses for the year ended December 31, 2017 compared to 2016, was primarily due to $51.4 million of additional rental expenses associated with our 2016 and 2017 acquisitions for the year ended December 31, 2017, partially offset by improved operating efficiencies and a decrease in rental expenses as a result of the buildings we sold during 2016 and 2017.

General and Administrative Expenses
For the years ended December 31, 2018, 2017 and 2016 general and administrative expenses were $35.2 million, $33.4 million and $28.8 million, respectively. These increases were primarily due to an increase in non-cash compensation expense and an overall increase in head count due to the continued growth of the company. General and administrative expenses include such costs as salaries, corporate overhead and professional fees, among other items.
Transaction Expenses
For the years ended December 31, 2018, 2017 and 2016, transaction expenses were $1.0 million, $5.9 million and $6.5 million, respectively. The increase in 2017 compared to 2018 was primarily due to $4.6 million of non-incremental costs related to the Duke acquisition. Additionally, in 2017, transaction costs reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017. As a result of the adoption, a significant portion of these expenses are now capitalized as part of our investment allocations.
Depreciation and Amortization Expense
For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization expense was $279.6 million, $245.0 million and $176.9 million, respectively. These increases were associated with our 2017 and 2018 investments, partially offset by buildings we sold during 2017 and 2018.
Impairment
During the year ended December 31, 2018, we recorded impairment charges of $8.9 million which related to six MOBs located in Tennessee, Texas and South Carolina. During the year ended December 31, 2017, we recorded impairment charges of $13.9 million related to two MOBs and a portfolio of MOBs located in Massachusetts, South Carolina and Texas. During the year ended December 31, 2016, we recorded impairment charges of $3.1 million that related to two MOBs in our portfolio.
Interest Expense
Interest expense increased by $15.5 million during the year ended December 31, 2018 compared to 2017. For the year ended December 31, 2018, the increase was primarily the result of higher weighted average debt outstanding, as a result of the full year impact of the issuance of two long-term senior unsecured notes, a $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively and a $300.0 million unsecured term loan we obtained in July 2017. Interest expense, excluding the impact of the net change in fair value of derivative financial instruments, increased by $24.2 million during the year ended December 31, 2017, compared to 2016. The increase was primarily the result of higher average debt outstanding during the year ended December 31, 2017, as a result of partially funding our investments over the last 12 months with debt and a change in the composition of debt, driven by an increase in long-term senior unsecured notes, including the $350.0 million 10-year senior unsecured notes issued by HTALP in July 2016 at a coupon rate of 3.50% per annum, the $400.0 million and $500.0 million 5-year and 10-year senior unsecured notes issued by HTALP in June 2017 at a coupon rate of 2.95% per annum and 3.75% per annum, respectively.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Gain on Sale of Real Estate
For the year ended December 31, 2018, we realized a net gain on the sale of real estate of $166.0 million. These gains were primarily the result of the Greenville Disposition. See Note 4 - Impairment and Dispositions in the accompanying consolidated financial statements in Part IV, Item 15 for more detail on the Greenville Disposition. For the year ended December 31, 2017, we realized a net gain of $37.8 million from the disposition of four MOBs located in Wisconsin, California and Texas. For the year ended December 31, 2016, we realized a net gain of $9.0 million from the disposition of six senior care facilities located in Texas and California.
Gain (loss) on Extinguishment of Debt
For the years ended December 31, 2018, we realized a net gain on the extinguishment of debt of $0.2 million. For the year ended December 31, 2017 and 2016, we realized a net loss on the extinguishment of debt of $11.2 million and $3.0 million, respectively. The gain in 2018 was primarily due to the prepayment of fixed rate mortgages which we had associated above market debt, partially offset by a loss on extinguishment of debt related to the Greenville Disposition. The increased loss in 2017 over 2016 was primarily due to fees we incurred in connection with the execution and our termination of a bridge loan facility we entered into as part of the Duke acquisition.
Net Income
Net income increased $152.0 million to $217.6 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Net income increased $18.2 million to $65.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. These increases were primarily the result of continued growth in our operations, improved operating efficiencies, and the $166.0 million net gain on the sale of real estate we realized for the year ended December 31, 2018.

NOI and Same-Property Cash NOI
NOI increased $54.0 million to $475.8 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to $60.1 million of additional NOI from our 2017 and 2018 acquisitions for the year ended December 31, 2018, partially offset by a decrease in NOI as a result of the buildings we sold during 2017 and 2018 and a reduction in straight-line rent from properties we owned more than a year. NOI increased $104.7 million to $421.8 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily due to $96.2 million of additional NOI from our 2016 and 2017 acquisitions for the year ended December 31, 2017, partially offset by a decrease in NOI as a result of the buildings we sold during 2016 and 2017 and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased $7.5 million, or 2.5%, to $308.9 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Same-Property Cash NOI increased $8.0 million, or 2.9%, to $284.8 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. These increases were primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.
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
We present FFO and Normalized FFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Historical cost accounting assumes that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen based on market conditions, many industry investors have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO and Normalized FFO should not be considered as alternatives to net income or loss attributable to common stockholders/unitholders (computed in accordance with GAAP) as indicators of our financial performance, nor are they indicative of cash available to fund cash needs. FFO and Normalized FFO should be reviewed in connection with other GAAP measurements.
In addition, the amounts included in the calculation of FFO and Normalized FFO are generally the same for HTALP and HTA, except for net income or loss attributable to common stockholders/unitholders, noncontrolling income or loss from OP Units included in diluted shares (only applicable to the Company) and the weighted average shares of our common stock or HTALP OP Units outstanding.

The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$213,463	$63,916	$45,912
Depreciation and amortization expense related to investments in real estate	277,446	243,221	175,544
Gain on sale of real estate, net	(165,977)	(37,802)	(8,966)
Impairment	8,887	13,922	3,080
Proportionate share of joint venture depreciation and amortization	1,746	969	—
FFO attributable to common stockholders	$335,565	$284,226	$215,570
Transaction expenses (1)	859	1,242	6,538
Gain on change in fair value of derivative financial instruments, net	—	(884)	(1,344)
(Gain) loss on extinguishment of debt, net	(242)	11,192	3,025
Noncontrolling income from OP Units included in diluted shares	4,074	1,538	1,315
Other normalizing items, net (2) (3)	144	4,643	117
Normalized FFO attributable to common stockholders	$340,400	$301,957	$225,221

Net income attributable to common stockholders per diluted share	$1.02	$0.34	$0.33
FFO adjustments per diluted share, net	0.58	1.19	1.21
FFO attributable to common stockholders per diluted share	$1.60	$1.53	$1.54
Normalized FFO adjustments per diluted share, net	0.02	0.10	0.07
Normalized FFO attributable to common stockholders per diluted share	$1.62	$1.63	$1.61

Weighted average diluted common shares outstanding	210,061	185,278	140,259

(1) For the year ended December 31, 2017, amounts reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the year ended December 31, 2017, other normalizing items included $4.6 million of non-incremental costs related to the Duke acquisition that were included in transaction expenses on our consolidated statements of operations.

(3) For the years ended December 31, 2017 and 2016, other normalizing items excludes lease termination fees as they are deemed to be generated in the ordinary course of business.
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common unitholders	$217,537	$65,454	$47,227
Depreciation and amortization expense related to investments in real estate	277,446	243,221	175,544
Gain on sale of real estate, net	(165,977)	(37,802)	(8,966)
Impairment	8,887	13,922	3,080
Proportionate share of joint venture depreciation and amortization	1,746	969	—
FFO attributable to common unitholders	$339,639	$285,764	$216,885
Transaction expenses (1)	859	1,242	6,538
Gain on change in fair value of derivative financial instruments, net	—	(884)	(1,344)
(Gain) loss on extinguishment of debt, net	(242)	11,192	3,025
Other normalizing items, net (2) (3)	144	4,643	117
Normalized FFO attributable to common unitholders	$340,400	$301,957	$225,221

Net income attributable to common unitholders per diluted unit	$1.04	$0.35	$0.34
FFO adjustments per diluted unit, net	0.58	1.19	1.21
FFO attributable to common unitholders per diluted unit	$1.62	$1.54	$1.55
Normalized FFO adjustments per diluted unit, net	0.00	0.09	0.06
Normalized FFO attributable to common unitholders per diluted unit	$1.62	$1.63	$1.61

Weighted average diluted common units outstanding	210,061	185,278	140,259

(1) For the year ended December 31, 2017, amounts reflect the prospective presentation of the early adoption of ASU 2017-01 as of January 1, 2017.
(2) For the year ended December 31, 2017, other normalizing items included $4.6 million of non-incremental costs related to the Duke acquisition that were included in transaction expenses on our consolidated statements of operations.

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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the years ended December 31, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2018	2017
Net income	$217,626	$65,577
General and administrative expenses	35,196	33,403
Transaction expenses (1)	1,003	5,885
Depreciation and amortization expense	279,630	244,986
Impairment	8,887	13,922
Interest expense and net change in fair value of derivative financial instruments	101,849	85,491
Gain on sale of real estate, net	(165,977)	(37,802)
(Gain) loss on extinguishment of debt, net	(242)	11,192
Income from unconsolidated joint venture	(1,735)	(782)
Other income	(428)	(29)
NOI	$475,809	$421,843
Straight-line rent adjustments, net	(10,683)	(8,637)
Amortization of (below) and above market leases/leasehold interests, net	216	354
Notes receivable interest income	(131)	(1,193)
Other GAAP adjustments	(117)	(19)
Cash NOI (2)	$465,094	$412,348

(1) For the year ended December 31, 2017, transaction costs included $4.6 million of non-incremental costs related to the Duke acquisition.
(2) For the December 31, 2018 growth comparison, the reconciliation of NOI to Cash NOI changed to include notes receivable interest income and other GAAP adjustments.

The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2018	2017
Cash NOI	$465,094	$412,348
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(147,881)	(99,043)
Redevelopment Cash NOI	(2,273)	(4,797)
Intended for sale Cash NOI	(6,055)	(7,161)
Same-Property Cash NOI (1) (2)	$308,885	$301,347

(1) For the December 31, 2018 growth comparison, the reconciliation of Cash NOI to Same-Property Cash NOI changed to expand the disclosure of our Same-Property Cash NOI exclusions.
(2) Same-Property includes 318 buildings for the years ended December 31, 2018 and 2017.
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the years ended December 31, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$65,577	$47,345
General and administrative expenses	33,403	28,773
Transaction expenses (1)	5,885	6,538
Depreciation and amortization expense	244,986	176,866
Impairment	13,922	3,080
Interest expense and net change in fair value of derivative financial instruments	85,491	60,802
Gain on sale of real estate, net	(37,802)	(8,966)
Loss on extinguishment of debt, net	11,192	3,025
Income from unconsolidated joint venture	(782)	—
Other income	(29)	(286)
NOI	$421,843	$317,177
Straight-line rent adjustments, net	(8,637)	(4,159)
Amortization of (below) and above market leases/leasehold interests, net	354	682
Cash NOI	$413,560	$313,700

(1) For the year ended December 31, 2017, transaction costs reflect the prospective presentation of the adoption of ASU 2017-01 as of January 1, 2017. Additionally, for the year ended December 31, 2017, transaction costs included $4.6 million of non-incremental costs related to the Duke acquisition.

The following is the reconciliation of HTA’s and HTALP’s Same-Property Cash NOI to Cash NOI for the years ended December 31, 2017 and 2016, respectively (in thousands):

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

As of December 31, 2018, we had liquidity of $1.1 billion, including $1.0 billion available under our unsecured revolving credit facility and $126.2 million of cash and cash equivalents.
In addition, we had unencumbered assets with a gross book value of $6.6 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2018, we estimate that our expenditures for capital improvements for 2019 will range from $70 million to $80 million depending on leasing activity. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.1 billion allows us the flexibility to fund such capital expenditures.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of our leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs
Cash Flows
The following is a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,			Current Year Change	Prior Year Change
	2018	2017	2016
Cash, cash equivalents and restricted cash - beginning of year	$118,560	$25,045	$28,962	$93,515	$(3,917)
Net cash provided by operating activities	337,396	307,543	203,695	29,853	103,848
Net cash provided by (used in) investing activities	176,309	(2,455,096)	(608,393)	2,631,405	(1,846,703)
Net cash (used in) provided by financing activities	(498,735)	2,241,068	400,781	(2,739,803)	1,840,287
Cash, cash equivalents and restricted cash - end of year	$133,530	$118,560	$25,045	$14,970	$93,515
Net cash provided by operating activities increased in 2018 primarily due to the impact of our 2017 and 2018 acquisitions, contractual rent increases and improved operating efficiencies, partially offset by our 2017 and 2018 dispositions. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the year ended December 31, 2018, net cash provided by investing activities primarily related to proceeds from the sale of real estate of $305.1 million, which was partially offset by capital expenditures of $77.9 million and development of real estate of $34.3 million. For the year ended December 31, 2017, net cash used in investing activities primarily related to the investment in real estate of $2.4 billion, investment in unconsolidated joint venture of $68.8 million, and capital expenditures of $64.8 million, which was partially offset by proceeds from the sale of real estate of $80.6 million. For the year ended December 31, 2016, net cash used in investing activities primarily related to the investment in real estate of $592.0 million and capital expenditures of $43.0 million, which was partially offset by proceeds from the sale of real estate of $26.6 million.
For the year ended December 31, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $252.7 million, payments on our secured mortgage loans of $241.0 million, and repurchases of our common stock of $70.3 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million. For the year ended December 31, 2017, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $1.7 billion and net proceeds on the issuance of senior notes of $900.0 million, which was partially offset by dividends paid to holders of our common stock of $207.1 million, net payments on our unsecured revolving credit facility of $88.0 million and payments on our secured mortgage loans of $77.0 million. For the year ended December 31, 2016, net cash provided by financing activities primarily related to the net proceeds of shares of common stock issued of $418.9 million and proceeds from unsecured senior notes of $347.7 million, which was partially offset by dividends paid to holders of our common stock of $159.2 million, net payments on our unsecured revolving credit facility of $130.0 million, and payments on our secured mortgage loans of $110.9 million.

Dividends
The amount of dividends we pay to our stockholders is determined by our Board of Directors, in their sole discretion, and is dependent on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. We have paid monthly or quarterly dividends since February 2007, and if our investments produce sufficient cash flow, we expect to continue to pay dividends to our stockholders. Because our cash available for dividend distributions in any year may be less than 90% of our taxable income for the year, we may obtain the necessary funds through borrowings, issuing new securities or selling assets to pay out enough of our taxable income to satisfy our dividend distribution requirement. Our organizational documents do not establish a limit on dividends that may constitute a return of capital for federal income tax purposes. The dividend we pay to our stockholders is equal to the distributions received from HTALP in accordance with the terms of the HTALP partnership agreement. It is our intention to continue to pay dividends. However, our Board of Directors may reduce our dividend rate and we cannot guarantee the timing and amount of dividends that we may pay in the future, if any.
For the year ended December 31, 2018, we paid cash dividends of $252.7 million on our common stock. In January 2019, we paid cash dividends on our common stock of $63.7 million for the quarter ended December 31, 2018.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of December 31, 2018, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 31.3%.
As of December 31, 2018, we had debt outstanding of $2.5 billion and the weighted average interest rate therein was 3.47% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 7 - Debt in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of December 31, 2018, $1.0 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of December 31, 2018, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of December 31, 2018, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2021, $400.0 million of senior notes maturing in 2022, $300.0 million of senior notes maturing in 2023, $350.0 million of senior notes maturing in 2026, and $500.0 million of senior notes maturing in 2027.
Fixed and Variable Rate Mortgages
During the year ended December 31, 2018, we made payments on our fixed and variable rate mortgages of $241.0 million and have $97.4 million of principal payments due in 2019.
Commitments and Contingencies
See Note 9 - Commitments and Contingencies in the accompanying consolidated financial statements in Part IV, Item 15 for a further discussion of our commitments and contingencies.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of December 31, 2018, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.

Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2018 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$97,361	$399,934	$1,014,126	$1,050,000	$2,561,421
Interest (1)	88,965	164,680	116,297	112,289	482,231
Ground lease and other operating lease obligations	10,309	20,285	20,163	639,234	689,991
Total	$196,635	$584,899	$1,150,586	$1,801,523	$3,733,643

(1) Interest on variable rate debt is calculated using the forward rates in effect at December 31, 2018 and excludes the impact of our interest rate swaps.
For more detail regarding our adoption of Topic 842 as of January 1, 2019 see “Topic 842, Leases” subsection of the “Recently Issued Accounting Pronouncements” within Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements in Part IV, Item 15.
Off-Balance Sheet Arrangements
As of and during the year ended December 31, 2018, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than operating lease arrangements consisting primarily of ground leases which as of December 31, 2018 were not carried on our consolidated balance sheets.
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

The table below presents, as of December 31, 2018, the principal amounts of our fixed and variable debt and the weighted average interest rates, excluding the impact of cash flow hedges, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except interest rates):

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt, gross	$97,361	$97,430	$302,504	$402,005	$312,121	$850,000	$2,061,421
Weighted average interest rate on fixed rate debt (per annum)	3.98%	3.97%	3.37%	2.95%	3.71%	3.65%	3.51%
Variable rate debt, gross	$—	$—	$—	$—	$300,000	$200,000	$500,000
Weighted average interest rate on variable rate debt based on forward rates in effect as of December 31, 2018 (per annum)	N/A	N/A	N/A	N/A	3.54%	3.46%	3.51%
As of December 31, 2018, we had $2.6 billion of gross fixed and variable rate debt with interest rates ranging from 2.85% to 4.00% per annum and a weighted average interest rate of 3.53% per annum, excluding the impact of cash flow hedges. We had $2.1 billion (excluding net premium/discount and deferred financing costs) of fixed rate debt with a weighted average interest rate of 3.51% per annum and $500.0 million (excluding net premium/discount and deferred financing costs) of variable rate debt with a weighted average interest rate of 3.59% per annum as of December 31, 2018, excluding the impact of cash flow hedges.
As of December 31, 2018, the fair value of our fixed rate debt was $2.0 billion and the fair value of our variable rate debt was $502.4 million based upon prevailing market rates as of December 31, 2018.
As of December 31, 2018, we had cash flow hedges outstanding that effectively fix $155.0 million of our variable rate debt. Including the impact of these cash flow hedges, the effective rate on our variable rate and total debt is 3.30% and 3.47% per annum, respectively.
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
Item 8. Financial Statements and Supplementary Data
See the disclosure listed at Item 15 - Exhibits, Financial Statement Schedules subsections (a)(1) and (a)(2).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Healthcare Trust of America, Inc.
a) Evaluation of disclosure controls and procedures.  HTA’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (as the principal executive officer) and HTA’s Chief Financial Officer (as the principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of December 31, 2018, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of December 31, 2018.
(b) Management’s report on internal control over financial reporting.  HTA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of HTA’s management, including its Chief Executive Officer and Chief Financial Officer, HTA conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer concluded that HTA’s internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of HTA’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Item 9A of this Annual Report.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
February 19, 2019

Healthcare Trust of America Holdings, LP
(a) Evaluation of disclosure controls and procedures. HTALP’s management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including HTA’s Chief Executive Officer (as the principal executive officer) and HTA’s Chief Financial Officer (as the principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures.
As of December 31, 2018, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of December 31, 2018.
(b) Management’s report on internal control over financial reporting. HTALP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, HTALP conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in the 2013 Internal Control-Integrated Framework issued by COSO. Based on this evaluation, HTALP’s management, including HTA’s Chief Executive Officer and HTA’s Chief Financial Officer, concluded that HTALP’s internal control over financial reporting was effective as of December 31, 2018.
This Annual Report does not include an attestation report of HTALP’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to rules of the SEC applicable to “non-accelerated filers.”
(c) Changes in internal control over financial reporting. There were no changes in HTALP’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 19, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 19, 2019
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in HTA’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2019.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” in HTA’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in HTA’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the heading “Certain Relationships and Related Party Transactions” in HTA’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Relationship with Independent Registered Public Accounting Firm: Audit and Non-Audit Fees” in HTA’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which it will file with the SEC no later than April 30, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedules:

Financial Statement Schedules of Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP
Real Estate and Accumulated Depreciation (Schedule III)	95
Mortgage Loans on Real Estate Assets (Schedule IV)	102
All other schedules have been omitted because they are inapplicable.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (preceding the signature section of this Annual Report) are incorporated by reference into this Annual Report.
(b) Exhibits:
See Item 15(a)(1) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Healthcare Trust of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the consolidated financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 19, 2019

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of the General Partner of Healthcare Trust of America Holdings, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Trust of America Holdings, LP and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2019

We have served as the Company’s auditor since 2013.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2018	2017
ASSETS
Real estate investments:
Land	$481,871	$485,319
Building and improvements	5,787,152	5,830,824
Lease intangibles	599,864	639,199
Construction in progress	4,903	14,223
	6,873,790	6,969,565
Accumulated depreciation and amortization	(1,208,169)	(1,021,691)
Real estate investments, net	5,665,621	5,947,874
Investment in unconsolidated joint venture	67,172	68,577
Cash and cash equivalents	126,221	100,356
Restricted cash	7,309	18,204
Receivables and other assets, net	223,415	207,857
Other intangibles, net	98,738	106,714
Total assets	$6,188,476	$6,449,582
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,541,232	$2,781,031
Accounts payable and accrued liabilities	185,073	167,852
Derivative financial instruments - interest rate swaps	—	1,089
Security deposits, prepaid rent and other liabilities	59,567	61,222
Intangible liabilities, net	61,146	68,203
Total liabilities	2,847,018	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,544	6,737
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 205,267,349 and 204,892,118 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,053	2,049
Additional paid-in capital	4,525,969	4,508,528
Accumulated other comprehensive income	307	274
Cumulative dividends in excess of earnings	(1,272,305)	(1,232,069)
Total stockholders’ equity	3,256,024	3,278,782
Noncontrolling interests	78,890	84,666
Total equity	3,334,914	3,363,448
Total liabilities and equity	$6,188,476	$6,449,582

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$696,030	$612,556	$460,563
Interest and other operating income	396	1,434	365
Total revenues	696,426	613,990	460,928
Expenses:
Rental	220,617	192,147	143,751
General and administrative	35,196	33,403	28,773
Transaction	1,003	5,885	6,538
Depreciation and amortization	279,630	244,986	176,866
Impairment	8,887	13,922	3,080
Total expenses	545,333	490,343	359,008
Interest income (expense):
Interest related to derivative financial instruments	694	(1,031)	(2,377)
Gain on change in fair value of derivative financial instruments, net	—	884	1,344
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	694	(147)	(1,033)
Interest related to debt	(102,543)	(85,344)	(59,769)
Gain on sale of real estate, net	165,977	37,802	8,966
Gain (loss) on extinguishment of debt, net	242	(11,192)	(3,025)
Income from unconsolidated joint venture	1,735	782	—
Other income	428	29	286
Net income	$217,626	$65,577	$47,345
Net income attributable to noncontrolling interests (1)	(4,163)	(1,661)	(1,433)
Net income attributable to common stockholders	$213,463	$63,916	$45,912
Earnings per common share - basic:
Net income attributable to common stockholders	$1.04	$0.35	$0.34
Earnings per common share - diluted:
Net income attributable to common stockholders	$1.02	$0.34	$0.33
Weighted average common shares outstanding:
Basic	206,065	181,064	136,620
Diluted	210,061	185,278	140,259

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$217,626	$65,577	$47,345

Other comprehensive income
Change in unrealized gains on cash flow hedges	34	280	—
Total other comprehensive income	34	280	—

Total comprehensive income	217,660	65,857	47,345
Comprehensive income attributable to noncontrolling interests	(4,075)	(1,544)	(1,315)
Total comprehensive income attributable to common stockholders	$213,585	$64,313	$46,030
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	127,027	$1,270	$2,328,806	$—	$(950,652)	$1,379,424	$27,534	$1,406,958
Issuance of common stock in HTA	14,138	141	417,022	—	—	417,163	—	417,163
Issuance of operating partnership units in HTALP in connection with an acquisition	—	—	—	—	—	—	74,460	74,460
Share-based award transactions, net	391	4	7,067	—	—	7,071	—	7,071
Repurchase and cancellation of common stock	(94)	(1)	(2,641)	—	—	(2,642)	—	(2,642)
Redemption of noncontrolling interest and other	257	3	4,564	—	—	4,567	(5,709)	(1,142)
Dividends declared ($1.190 per common share)	—	—	—	—	(164,221)	(164,221)	(4,457)	(168,678)
Net income	—	—	—	—	45,912	45,912	1,315	47,227
Balance as of December 31, 2016	141,719	1,417	2,754,818	—	(1,068,961)	1,687,274	93,143	1,780,417
Issuance of common stock in HTA	62,823	628	1,746,328	—	—	1,746,956	—	1,746,956
Issuance of operating partnership units in HTALP in connection with an acquisition	—	—	—	—	—	—	1,125	1,125
Share-based award transactions, net	230	3	6,867	—	—	6,870	—	6,870
Repurchase and cancellation of common stock	(116)	(1)	(3,412)	—	—	(3,413)	—	(3,413)
Redemption of noncontrolling interest and other	236	2	3,927	—	—	3,929	(5,943)	(2,014)
Dividends declared ($1.210 per common share)	—	—	—	—	(227,024)	(227,024)	(5,203)	(232,227)
Net income	—	—	—	—	63,916	63,916	1,538	65,454
Other comprehensive income	—	—	—	274	—	274	6	280
Balance as of December 31, 2017	204,892	2,049	4,508,528	274	(1,232,069)	3,278,782	84,666	3,363,448
Issuance of common stock in HTA	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	308	4	9,751	—	—	9,755	411	10,166
Repurchase and cancellation of common stock	(2,678)	(27)	(70,292)	—	—	(70,319)	—	(70,319)
Redemption of noncontrolling interest and other	195	2	5,193	—	—	5,195	(5,195)	—
Dividends declared ($1.230 per common share)	—	—	—	—	(253,699)	(253,699)	(5,067)	(258,766)
Net income	—	—	—	—	213,463	213,463	4,074	217,537
Other comprehensive income	—	—	—	33	—	33	1	34
Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$217,626	$65,577	$47,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,441	239,044	175,285
Share-based compensation expense	9,755	6,870	7,071
Impairment	8,887	13,922	3,080
Income from unconsolidated joint venture	(1,735)	(782)	—
Distributions from unconsolidated joint venture	2,665	750	—
Gain on sale of real estate, net	(165,977)	(37,802)	(8,966)
(Gain) loss on extinguishment of debt, net	(242)	11,192	3,025
Change in fair value of derivative financial instruments	—	(884)	(1,344)
Changes in operating assets and liabilities:
Receivables and other assets, net	(17,558)	(33,295)	(21,234)
Accounts payable and accrued liabilities	9,478	37,406	2,171
Prepaid rent and other liabilities	3,056	5,545	(2,738)
Net cash provided by operating activities	337,396	307,543	203,695
Cash flows from investing activities:
Investments in real estate	(17,389)	(2,383,581)	(591,954)
Investment in unconsolidated joint venture	—	(68,839)	—
Development of real estate	(34,270)	(25,191)	—
Proceeds from the sale of real estate	305,135	80,640	26,555
Capital expenditures	(77,870)	(64,833)	(42,994)
Collection of real estate notes receivable	703	9,964	—
Advances on real estate notes receivable	—	(3,256)	—
Net cash provided by (used in) investing activities	176,309	(2,455,096)	(608,393)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	145,000	570,000	574,000
Payments on unsecured revolving credit facility	(145,000)	(658,000)	(704,000)
Proceeds from unsecured senior notes	—	900,000	347,725
Borrowings on unsecured term loans	—	—	200,000
Payments on unsecured term loans	—	—	(155,000)
Payments on secured mortgage loans	(241,021)	(77,024)	(110,935)
Deferred financing costs	(782)	(16,904)	(3,191)
Debt extinguishment costs	(1,909)	(10,571)	—
Security deposits	—	2,419	924
Proceeds from issuance of common stock	72,814	1,746,956	418,891
Issuance of OP Units	411	—	2,706
Repurchase and cancellation of common stock	(70,319)	(3,413)	(2,642)
Dividends paid	(252,651)	(207,087)	(159,174)
Distributions paid to noncontrolling interest of limited partners	(5,278)	(5,308)	(3,951)
Redemption of redeemable noncontrolling interest	—	—	(4,572)
Net cash (used in) provided by financing activities	(498,735)	2,241,068	400,781
Net change in cash, cash equivalents and restricted cash	14,970	93,515	(3,917)
Cash, cash equivalents and restricted cash - beginning of year	118,560	25,045	28,962
Cash, cash equivalents and restricted cash - end of year	$133,530	$118,560	$25,045
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2018	2017
ASSETS
Real estate investments:
Land	$481,871	$485,319
Building and improvements	5,787,152	5,830,824
Lease intangibles	599,864	639,199
Construction in progress	4,903	14,223
	6,873,790	6,969,565
Accumulated depreciation and amortization	(1,208,169)	(1,021,691)
Real estate investments, net	5,665,621	5,947,874
Investment in unconsolidated joint venture	67,172	68,577
Cash and cash equivalents	126,221	100,356
Restricted cash	7,309	18,204
Receivables and other assets, net	223,415	207,857
Other intangibles, net	98,738	106,714
Total assets	$6,188,476	$6,449,582
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,541,232	$2,781,031
Accounts payable and accrued liabilities	185,073	167,852
Derivative financial instruments - interest rate swaps	—	1,089
Security deposits, prepaid rent and other liabilities	59,567	61,222
Intangible liabilities, net	61,146	68,203
Total liabilities	2,847,018	3,079,397
Commitments and contingencies
Redeemable noncontrolling interests	6,544	6,737
Partners’ Capital:
Limited partners’ capital, 3,929,083 and 4,124,148 units issued and outstanding as of December 31, 2018 and 2017, respectively	78,620	84,396
General partners’ capital, 205,267,349 and 204,892,118 units issued and outstanding as of December 31, 2018 and 2017, respectively	3,256,294	3,279,052
Total partners’ capital	3,334,914	3,363,448
Total liabilities and partners’ capital	$6,188,476	$6,449,582
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$696,030	$612,556	$460,563
Interest and other operating income	396	1,434	365
Total revenues	696,426	613,990	460,928
Expenses:
Rental	220,617	192,147	143,751
General and administrative	35,196	33,403	28,773
Transaction	1,003	5,885	6,538
Depreciation and amortization	279,630	244,986	176,866
Impairment	8,887	13,922	3,080
Total expenses	545,333	490,343	359,008
Interest income (expense):
Interest related to derivative financial instruments	694	(1,031)	(2,377)
Gain on change in fair value of derivative financial instruments, net	—	884	1,344
Total interest related to derivative financial instruments, including net change in fair value of derivative financial instruments	694	(147)	(1,033)
Interest related to debt	(102,543)	(85,344)	(59,769)
Gain on sale of real estate, net	165,977	37,802	8,966
Gain (loss) on extinguishment of debt, net	242	(11,192)	(3,025)
Income from unconsolidated joint venture	1,735	782	—
Other income	428	29	286
Net income	$217,626	$65,577	$47,345
Net income attributable to noncontrolling interests	(89)	(123)	(118)
Net income attributable to common unitholders	$217,537	$65,454	$47,227
Earnings per common unit - basic:
Net income attributable to common unitholders	$1.04	$0.35	$0.34
Earnings per common unit - diluted:
Net income attributable to common unitholders	$1.04	$0.35	$0.34
Weighted average common units outstanding:
Basic	210,061	185,261	140,259
Diluted	210,061	185,278	140,259
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$217,626	$65,577	$47,345

Other comprehensive income
Change in unrealized gains on cash flow hedges	34	280	—
Total other comprehensive income	34	280	—

Total comprehensive income	217,660	65,857	47,345
Comprehensive income attributable to noncontrolling interests	(89)	(123)	(118)
Total comprehensive income attributable to common unitholders	$217,571	$65,734	$47,227
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2015	127,027	$1,379,694	1,930	$27,264	$1,406,958
Issuance of general partner units, net	14,138	417,163	—	—	417,163
Issuance of limited partner units in connection with an acquisition	—	—	2,650	74,460	74,460
Share-based award transactions, net	391	7,071	—	—	7,071
Redemption and cancellation of general partner units	(94)	(2,642)	—	—	(2,642)
Redemption of limited partner units and other	257	4,567	(257)	(5,709)	(1,142)
Distributions declared ($1.190 per common unit)	—	(164,221)	—	(4,457)	(168,678)
Net income	—	45,912	—	1,315	47,227
Balance as of December 31, 2016	141,719	1,687,544	4,323	92,873	1,780,417
Issuance of general partner units, net	62,823	1,746,956	—	—	1,746,956
Issuance of limited partner units in connection with an acquisition	—	—	38	1,125	1,125
Share-based award transactions, net	230	6,870	—	—	6,870
Redemption and cancellation of general partner units	(116)	(3,413)	—	—	(3,413)
Redemption of limited partner units and other	236	3,929	(237)	(5,943)	(2,014)
Distributions declared ($1.210 per common unit)	—	(227,024)	—	(5,203)	(232,227)
Net income	—	63,916	—	1,538	65,454
Other comprehensive income	—	274	—	6	280
Balance as of December 31, 2017	204,892	3,279,052	4,124	84,396	3,363,448
Issuance of general partner units, net	2,550	72,814	—	—	72,814
Share-based award transactions, net	308	9,755	—	411	10,166
Redemption and cancellation of general partner units	(2,678)	(70,319)	—	—	(70,319)
Redemption of limited partner units and other	195	5,195	(195)	(5,195)	—
Distributions declared ($1.230 per common unit)	—	(253,699)	—	(5,067)	(258,766)
Net income	—	213,463	—	4,074	217,537
Other comprehensive income	—	33	—	1	34
Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$217,626	$65,577	$47,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,441	239,044	175,285
Share-based compensation expense	9,755	6,870	7,071
Impairment	8,887	13,922	3,080
Income from unconsolidated joint venture	(1,735)	(782)	—
Distributions from unconsolidated joint venture	2,665	750	—
Gain on sale of real estate, net	(165,977)	(37,802)	(8,966)
(Gain) loss on extinguishment of debt, net	(242)	11,192	3,025
Change in fair value of derivative financial instruments	—	(884)	(1,344)
Changes in operating assets and liabilities:
Receivables and other assets, net	(17,558)	(33,295)	(21,234)
Accounts payable and accrued liabilities	9,478	37,406	2,171
Prepaid rent and other liabilities	3,056	5,545	(2,738)
Net cash provided by operating activities	337,396	307,543	203,695
Cash flows from investing activities:
Investments in real estate	(17,389)	(2,383,581)	(591,954)
Investment in unconsolidated joint venture	—	(68,839)	—
Development of real estate	(34,270)	(25,191)	—
Proceeds from the sale of real estate	305,135	80,640	26,555
Capital expenditures	(77,870)	(64,833)	(42,994)
Collection of real estate notes receivable	703	9,964	—
Advances on real estate notes receivable	—	(3,256)	—
Net cash provided by (used in) investing activities	176,309	(2,455,096)	(608,393)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	145,000	570,000	574,000
Payments on unsecured revolving credit facility	(145,000)	(658,000)	(704,000)
Proceeds from unsecured senior notes	—	900,000	347,725
Borrowings on unsecured term loans	—	—	200,000
Payments on unsecured term loans	—	—	(155,000)
Payments on secured mortgage loans	(241,021)	(77,024)	(110,935)
Deferred financing costs	(782)	(16,904)	(3,191)
Debt extinguishment costs	(1,909)	(10,571)	—
Security deposits	—	2,419	924
Proceeds from issuance of general partner units	72,814	1,746,956	418,891
Issuance of limited partner units	411	—	2,706
Repurchase and cancellation of general partner units	(70,319)	(3,413)	(2,642)
Distributions paid to general partner	(252,651)	(207,087)	(159,174)
Distributions paid to limited partners and redeemable noncontrolling interests	(5,278)	(5,308)	(3,951)
Redemption of redeemable noncontrolling interest	—	—	(4,572)
Net cash (used in) provided by financing activities	(498,735)	2,241,068	400,781
Net change in cash, cash equivalents and restricted cash	14,970	93,515	(3,917)
Cash, cash equivalents and restricted cash - beginning of year	118,560	25,045	28,962
Cash, cash equivalents and restricted cash - end of year	$133,530	$118,560	$25,045
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
We own real estate primarily consisting of MOBs located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 32 states within the U.S., and we lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  We generate substantially all of our revenues from rents and rental-related activities, such as property and facilities management and other incidental revenues related to the operation of real estate.
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
Principles of Consolidation
The consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as non-controlling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income or loss, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable noncontrolling interests on the accompanying consolidated balance sheets. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of December 31, 2018, 2017 and 2016, there were approximately 3.9 million, 4.1 million and 4.3 million, respectively, of OP Units issued and outstanding.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$126,221	$100,356	$11,231
Restricted cash	7,309	18,204	13,814
Total cash, cash equivalents and restricted cash	$133,530	$118,560	$25,045
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
Effective January 1, 2018, with the adoption of Topic 606 and corresponding amendments, the revenue recognition process is now based on a five-step model to account for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have identified all of our revenue streams and we have concluded that rental income from leasing arrangements represents a substantial portion of our revenue and, therefore, is specifically excluded from Topic 606 and will be governed and evaluated with the anticipated adoption of Topic 842. The other revenue stream identified as impacting Topic 606 is concentrated in the recognition of real estate sales and the adoption of Topic 606 did not have a material impact on our financial statements. For more detailed information on Topic 606 see “Recently Issued or Adopted Accounting Pronouncements” below.
Tenant Receivables and Allowance for Uncollectible Accounts
Tenant receivables, including straight-line rent receivables, are carried net of the allowances for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their leases. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in Real Estate
The majority of our investments in real estate are accounted for as asset acquisitions and the purchase price of tangible and intangible assets and liabilities are recorded based on their respective fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above or below market leases, above or below market leasehold interests, in place leases, tenant relationships, above or below market debt assumed, interest rate swaps assumed and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.
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
The cost of operating properties includes the cost of land and buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from one month to 166 months. Furniture, fixtures and equipment is depreciated over five years. Depreciation expense of buildings and improvements for the years ended December 31, 2018, 2017 and 2016, was $202.8 million, $172.6 million and $118.7 million, respectively.

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
Real Estate Held for Sale
We consider properties as held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on discounted cash flow analyses, which involve management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. We did not classify any assets as held for sale as of December 31, 2018 and 2017.
Recoverability of Real Estate Investments
Real estate investments are evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. We would recognize an impairment loss when the carrying amount is not recoverable to the extent the carrying amount exceeds the fair value of the property. The fair value is generally based on discounted cash flow analyses. In performing the analysis we consider executed sales agreements or management’s best estimate of market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. For the years ended December 31, 2018, 2017 and 2016, we recorded impairment charges of $8.9 million, $13.9 million and $3.1 million, respectively.
Real Estate Notes Receivable
We evaluate the carrying values of real estate notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from real estate notes receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the real estate notes receivable may not be recoverable. An impairment loss is recognized in current period earnings and is calculated as the difference between the carrying amounts of the real estate notes receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the real estate notes receivable. For the years ended December 31, 2018, 2017 and 2016, there were no impairment losses.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of December 31, 2018 and 2017, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $67.2 million and $68.6 million, respectively, which is recorded in investment in unconsolidated joint venture in the accompanying consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture in the accompanying consolidated statements of operations. For the years ended December 31, 2018, and 2017, we recognized income of $1.7 million and $0.8 million, respectively. Our unconsolidated joint venture was acquired in 2017 and as such, there was no income (loss) or distributions for the year ended December 31, 2016.

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
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value. Changes in fair value of derivative financial instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are included as a component of interest expense in our accompanying consolidated statements of operations. As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Additionally, as a result of the adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivatives financial instruments designated as hedges.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation
We calculate the fair value of share-based awards on the date of grant. Restricted common stock is valued based on the closing price of our common stock on the NYSE. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. See Note 11 - Stockholders’ Equity and Partners’ Capital for further discussion.
Redeemable Noncontrolling Interests
We account for redeemable equity securities in accordance with ASU 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. We classify redeemable equity securities as redeemable noncontrolling interests in the accompanying consolidated balances sheets. Accordingly, we record the carrying amount at the greater of the initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of December 31, 2018 and 2017, we had redeemable noncontrolling interests of $6.5 million and $6.7 million, respectively. Refer to Note 10 - Redeemable Noncontrolling Interests in the accompanying notes to the consolidated financial statements for more detail relating to our redeemable noncontrolling interests.
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
We do not have any liability for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements. The tax basis exceeded the carrying amount of the net real estate assets reported in our accompanying consolidated balance sheet by approximately $462.9 million as of December 31, 2018, primarily due to the differences in depreciation and amortization.
Concentration of Credit Risk
We maintain the majority of our cash and cash equivalents at major financial institutions in the U.S. and deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe we are not currently exposed to any significant default risk with respect to these deposits. As of December 31, 2018, we had cash balances of $135.3 million in excess of Federal Deposit Insurance Corporation insured limits.

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
Recently Issued or Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Topic 606, Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Topic 606, Revenues from Contracts with Customers, to establish a comprehensive new five-step model requiring a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (i.e., payment) to which the company expects to be entitled in exchange for those goods or services. Topic 606 does not apply to revenue from lease contracts until the adoption of the new Lease standard (Topic 842) effective January 1, 2019. In adopting Topic 606, companies may use either a full retrospective or a modified retrospective approach.
We adopted Topic 606 as of January 1, 2018 (the effective date) to all open contracts using the modified retrospective approach. As part of the adoption, we identified all revenue streams and concluded that revenues from leasing arrangements represented substantially all of our revenue and is generally excluded from the scope of Topic 606. Rather, rental revenue, including any executory type costs, will be governed and evaluated with the adoption of Topic 842 as described below. In addition, under Topic 606, revenue recognition for real estate sales will be based on a principles-based approach to determine whether there has been transfer of control versus continuing involvement under the current guidance. We did not have any reclassifications or material impacts on our consolidated financial statements as a result of this adoption.
ASU 2017-09 (Topic 718), Stock Compensation; Clarifying the Scope of Modification
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. We adopted ASU 2017-09 as of January 1, 2018 (the effective date) and did not have any reclassifications or material impacts on our consolidated financial statements as a result of this adoption.
ASU 2017-12 (Topic 815), Derivatives and Hedging; Targeting Improvements to Accounting for Hedge Activities
In August 2017, the FASB issued ASU 2017-12, which expands and refines hedge accounting for both financial (e.g., interest rate) and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. We early adopted ASU 2017-12 as of January 1, 2018 using the modified retrospective approach, the cumulative effect of the ineffectiveness for the year ended December 31, 2017 was immaterial; therefore, no adjustment was made to beginning retained earnings. Additionally, as a result of the adoption, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments. The entire change in the fair value of the hedging instruments included in the assessment of hedge effectiveness will now be recorded in other comprehensive income and subsequently reclassified to interest expense in the period the hedging instrument affects earnings.
Recently Issued Accounting Pronouncements
Topic 842, Leases
In February 2016, the FASB issued Accounting Standards Update 2016-02, codified as ASC 842 - Leases (Topic 842), which will supersede the existing guidance for lease accounting (ASC Topic 840) and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments.
In addition, as part of the adoption, ASC 842 sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine if a lease should be accounted for as a finance (sales-type) lease include (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria are met, a lease will be classified as a finance lease by the lessee and a sales-type lease by the lessor. If none of the criteria is met, a lease

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

will be classified as an operating lease by the lessee, but may still qualify as a sales-type lease or an operating lease for the lessor. If a residual value guarantee exists, under certain circumstances the lease could be classified as a sales type lease by the lessor.
In adopting Topic 842, companies will be required to either use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or with the adoption of ASU 2018-11 within Topic 842, which provides an optional transition method whereby an entity initially applies the new lease standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
We will adopt Topic 842 as of January 1, 2019 (the effective date) and will elect the optional transition method described above, as well as the package of practical expedients offered by the FASB that allows an entity to not reassess upon adoption (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs.
By electing this practical expedient “package” and not reassessing lease classification, all of our leases will remain classified as they were under Topic 840. Additionally, we will be electing the following practical expedients which will enable us:

•
to not separate certain non-lease components, such as common area maintenance from lease revenue if (i) the timing and pattern of revenue recognition are the same for the non-lease component, and (ii) the related lease component and the combined single lease component would be classified as an operating lease;

•	to exclude land easements from assessment in determining whether they meet the definition of a lease up to the time of adoption of ASC 842; and

•	to not record on our balance sheet lease liabilities and right of use (“ROU”) assets with lease terms of 12 months or less.
Lessee Impact:
Upon adoption, all leases for which we are the lessee, including ground leases and corporate leases primarily for office space, will be recorded in our consolidated financial statements as either financing or operating leases with lease liability obligations and corresponding ROU assets.
In anticipation of adoption and based on management’s initial evaluation of the projected impact on our consolidated financial statements, we currently estimate the initial amount of the lease liability recorded on our consolidated balance sheets to be approximately $180 million to $230 million for all operating leases in which we are a lessee based on the present value of the minimum rental payments remaining as of the initial application date of January 1, 2019. In addition, we will record a corresponding ROU asset, less cumulative balances carried historically as deferred lease liabilities attributed to the straight-line impacts of expense recognition under ASC 840 for leases subject to escalation provisions and also adjusted for unamortized above/below market ground lease intangibles.
Lessor Impact:
Topic 842 modifies the treatment of initial direct costs, which historically under Topic 840 have been capitalized upon meeting criteria provided for in that applicable guidance. These initial direct costs now under ASC 842 are eligible for capitalization only if they are incremental in nature, (i.e. would only be incurred if we enter into a new lease arrangement). Under this guidance, we anticipate only commissions paid and other incurred costs incremental to our leasing activity will qualify as initial direct costs. For the year ended December 31, 2018, we have capitalized approximately $4.9 million of initial direct costs (as defined by ASC 840). Upon adoption, certain of these initial direct costs will be classified as general and administrative expenses on our consolidated statements of operations. We estimate the range of these additional expenses to be approximately $4 million to $5 million on an annualized basis.
Additionally, as part of Topic 842, ASU 2018-01 states that (i) a lessor must analyze sales (and other similar) tax laws on a jurisdiction-by-jurisdiction basis to determine whether those taxes are lessor costs or lessee costs and (ii) a lessor shall exclude from variable payments, lessor costs (i.e., property taxes, insurance) paid by a lessee directly to a third party. However, costs excluded from the consideration in the contract that are paid by a lessor directly to a third party and are reimbursed by a lessee are considered lessor costs that shall be accounted for by the lessor as variable payments. We are currently recording property taxes paid by the lessee in revenue (approximately $13.9 million for 2018) with a corresponding amount in expense. Upon adoption of Topic 842 we will no longer record income or expense when the lessee pays the property taxes directly to a third party.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our assessment described above is subject to the finalization of our analysis and corresponding adoption, of which results will be fully incorporated in our consolidated financial statements and disclosures appearing on our quarterly report for the period ending March 31, 2019.
After the adoption date, we will evaluate all new or modified lease arrangements under the provisions of Topic 842. Except where stated above, we anticipate that upon adoption of Topic 842 there will not be a substantive impact on our results of operations and cash flows and no significant impact on any of our debt covenants.
ASU 2016-13, Financial Instruments Credit Losses; Measurement of Credit Losses on Financial Instruments and ASU 2018-19, Improvements to Topic 326, Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU 2016-13, which is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. We will adopt ASU 2016-13 and ASU 2018-19 as of January 1, 2020 (the effective date) and do not anticipate there to be a material impact to our consolidated financial statements and related notes based on our ongoing evaluation.
ASU 2018-07, Compensation - Stock Compensation; Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, which expands the scope of Topic 718. The amendments specify that ASU 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that it does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. We adopted ASU 2018-07 on January 1, 2019 (the effective date) and did not have any reclassifications or material impacts on our consolidated financial statements as a result of this adoption.
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We will adopt ASU 2018-13 as of January 1, 2020 (the effective date) and will consider all level inputs but do not we do not anticipate there to be a material impact to our consolidated financial statements and related notes based on our ongoing evaluation.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Real Estate
For the year ended December 31, 2018, our investments had an aggregate purchase price of $17.8 million. As part of these investments, we incurred approximately $0.1 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Land	$1,895	$100,922	$85,017
Building and improvements	14,458	2,358,771	559,930
In place leases	1,237	190,020	56,807
Below market leases	(201)	(27,849)	(13,792)
Above market leases	—	12,180	4,626
Below market leasehold interests	—	54,252	4,189
Above market leasehold interests	—	(8,978)	(50)
Above market debt	—	—	(83)
Interest rate swaps	—	—	(779)
Net assets acquired	17,389	2,679,318	695,865
Other, net (1)	447	60,913	4,899
Aggregate purchase price	$17,836	$2,740,231	$700,764

(1) For the year ended December 31, 2017, other, net, consisted primarily of capital expenditures and tenant improvements received as credits at the time of acquisition.
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the years ended December 31, 2018, 2017 and 2016, respectively (in years):

	Year Ended December 31,
	2018	2017	2016
Acquired intangible assets	5.8	20.2	8.4
Acquired intangible liabilities	6.5	19.7	7.7
4. Dispositions and Impairment
Dispositions
During the year ended December 31, 2018, we completed the disposition of 20 MOBs, primarily located in Greenville, South Carolina for an aggregate gross sales price of $308.6 million, representing approximately 1.2 million square feet of GLA, and generating net gains of approximately $166.0 million. These dispositions consisted of the following:

◦
In August 2018, we completed the Greenville Disposition, which consisted of 17 MOBs for an aggregate gross sales price of $294.3 million in two transactions, representing approximately 1.0 million square feet of GLA and included a single MOB which we classified as held for sale as of June 30, 2018.

◦
Additionally, we completed the disposition of three MOBs located in Derry, New Hampshire, North Adams, Massachusetts and Memphis, TN for an aggregate gross sales price of $14.3 million, representing approximately 0.2 million square feet of GLA.

During the year ended December 31, 2017, we completed dispositions of four MOBs located in Wisconsin, California and Texas for an aggregate gross sales price of $85.2 million, generating net gains of $37.8 million. During the year ended December 31, 2016, we completed dispositions of six senior care facilities for an aggregate sales price of $39.5 million, generating net gains of $9.0 million.
Impairment
During the year ended December 31, 2018, we recorded impairment charges of $8.9 million on six MOBs located in Tennessee, Texas and South Carolina. During the year ended December 31, 2017, we recorded impairment charges of $13.9 million related to two MOBs and a portfolio of MOBs located in Massachusetts, South Carolina and Texas. During the year ended December 31, 2016 we recorded impairment charges of $3.1 million related to two MOBs in our portfolio.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of December 31, 2018 and 2017, respectively (in thousands, except weighted average remaining amortization terms):

	December 31, 2018		December 31, 2017
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$449,424	9.8	$474,252	9.8
Tenant relationships	150,440	9.4	164,947	10.2
Above market leases	36,862	6.1	40,082	6.3
Below market leasehold interests	91,759	64.3	92,362	63.4
	728,485		771,643
Accumulated amortization	(355,576)		(312,655)
Total	$372,909	22.1	$458,988	19.5

Liabilities:
Below market leases	$61,395	14.6	$61,820	14.7
Above market leasehold interests	20,610	49.2	20,610	50.1
	82,005		82,430
Accumulated amortization	(20,859)		(14,227)
Total	$61,146	25.3	$68,203	25.0
The following is a summary of the net intangible amortization for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization recorded against rental income related to above and (below) market leases	$(913)	$(526)	$255
Rental expense related to above and (below) market leasehold interests	1,129	880	453
Amortization expense related to in place leases and tenant relationships	68,394	64,896	52,213
As of December 31, 2018, the amortization of intangible assets and liabilities is as follows (in thousands)

Year	Assets	Liabilities
2019	$58,828	$6,498
2020	46,055	5,733
2021	37,297	4,876
2022	29,394	4,417
2023	24,532	3,898
Thereafter	176,803	35,724
Total	$372,909	$61,146

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of December 31, 2018 and 2017, respectively (in thousands):

	December 31,
	2018	2017
Tenant receivables, net	$14,588	$20,269
Other receivables, net	16,078	9,305
Deferred financing costs, net	6,049	7,759
Deferred leasing costs, net	30,731	25,494
Straight-line rent receivables, net	92,973	85,143
Prepaid expenses, deposits, equipment and other, net	61,885	58,358
Derivative financial instruments - interest rate swaps	1,111	1,529
Total	$223,415	$207,857
The following is a summary of the amortization of deferred leasing costs and financing costs for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization expense related to deferred leasing costs	$6,252	$5,672	$4,647
Interest expense related to deferred financing costs	1,724	1,492	1,326
As of December 31, 2018, the amortization of deferred leasing costs and financing costs is as follows (in thousands):

Year	Amount
2019	$7,665
2020	7,471
2021	6,680
2022	4,614
2023	2,942
Thereafter	7,408
Total	$36,780
7. Debt
Debt consisted of the following as of December 31, 2018 and 2017, respectively (in thousands):

	December 31,
	2018	2017
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	1,850,000
Fixed rate mortgages	211,421	414,524
Variable rate mortgages	—	37,918
	2,561,421	2,802,442
Deferred financing costs, net	(13,741)	(15,850)
Discount, net	(6,448)	(5,561)
Total	$2,541,232	$2,781,031

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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of December 31, 2018, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.
Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by us with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2018 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 3.65% per annum, based on our current credit rating. As of December 31, 2018, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
On August 1, 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of December 31, 2018 was 1.00% per annum. HTALP had interest rate swaps on a portion of the balance, which resulted in a fixed interest rate at 2.77% per annum. As of December 31, 2018, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2021
As of December 31, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of December 31, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In 2017, in connection with the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of December 31, 2018, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of December 31, 2018, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of December 31, 2018, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of December 31, 2018, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of December 31, 2018, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by us. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of December 31, 2018, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed and Variable Rate Mortgages
In 2017, we were required by the seller under the Duke acquisition to execute a promissory note (the “Promissory Note”), as the borrower, for a part of the purchase price, secured by a senior secured first lien, subject to customary non-recourse carve-outs, in the amount of $286.0 million. The Promissory Note bears interest at 4.0% per annum and is payable in three equal payments maturing on January 10, 2020 and is guaranteed by us. In June 2018, the first principal installment of $96.0 million was paid and as of December 31, 2018, the outstanding balance was $190.0 million.
During the year ended December 31, 2018, we paid approximately $241.0 million of our fixed and variable rate mortgages, including the settlement of three cash flow hedges, utilizing net proceeds from the Greenville Disposition to do so. See Note 4 - Impairment and Dispositions for more detail on the Greenville Disposition. As of December 31, 2018, HTALP and its subsidiaries had only fixed rate mortgages with interest rates ranging from 2.85% to 4.00% per annum and a weighted average interest rate of 3.95% per annum.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2018 (in thousands):

Year	Amount
2019	$97,361
2020	97,430
2021	302,504
2022	402,005
2023	612,121
Thereafter	1,050,000
Total	$2,561,421
Deferred Financing Costs
As of December 31, 2018, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2019	$3,023
2020	2,890
2021	2,717
2022	2,096
2023	1,109
Thereafter	1,906
Total	$13,741
Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered NOI to unsecured interest expense. As of December 31, 2018, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.

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
As a result of our adoption of ASU 2017-12 as of January 1, 2018, the entire change in the fair value of derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. Additionally, as a result of the foregoing adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivatives financial instruments designated as hedges.
Amounts reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.8 million will be reclassified from other comprehensive income (loss) in the accompanying consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying consolidated statements of operations.
In August 2018, we settled three of our five cash flow hedges utilizing net proceeds from the Greenville Disposition to do so. See Note 4 - Impairment and Dispositions in the accompanying notes to the consolidated financial statements for more detail on the Greenville Disposition. As of December 31, 2018, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Cash Flow Hedges	December 31, 2018
Number of instruments	2
Notional amount	$155,000
The table below presents the fair value of our derivative financial instruments designated as a hedge as well as our classification in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively (in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate swaps	Receivables and other assets	$1,111	$1,529	Derivative financial instruments	$—	$1,089

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the gain or loss recognized on our derivative financial instruments designated as hedges as well as our classification in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017 , respectively (in thousands). As a result of the foregoing adoption of ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments designated as hedges.

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Year Ended December 31,			Year Ended December 31,
Derivatives Cash Flow Hedging Relationships:	2018	2017	Statement of Operations Location	2018	2017
Interest rate swaps	$1,385	$(338)	Interest related to derivative financial instruments	$746	$(618)

(1) For the year ended December 31, 2018, due to the settlement of three cash flow hedges that was a result of the prepayment of its associated debt, a forecasted amount of gain reclassified from accumulated OCI to income in the amount of approximately $0.6 million will not occur. This reclassification was reported in loss on extinguishment of debt on the accompanying consolidated statements of operations.

Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 - Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to gain or loss on change in fair value of derivative financial instruments in the accompanying consolidated statements of operations. For the year ended December 31, 2017, we recorded a gain on change in fair value of derivative financial instruments of $0.9 million. There were no non-designated hedges as of December 31, 2018 and 2017, respectively.
Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of December 31, 2018 and 2017, respectively (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets or liabilities are presented in the consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018	$1,111	$—	$1,111	$—	$—	$1,111
December 31, 2017	1,529	—	1,529	—	—	1,529

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	1,089	—	1,089	—	—	1,089
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, due to the settlement of three of our cash flow hedges, there is no fair value of derivatives in a net liability position. As of December 31, 2018, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. As such, there is no termination value as of December 31, 2018. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
Rental Expense
We have ground leases and other operating leases with landlords that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases generally have terms up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases and other operating leases as of December 31, 2018 are as follows (in thousands):

Year	Amount
2019	$10,309
2020	10,408
2021	9,877
2022	10,031
2023	10,132
Thereafter	639,234
Total	$689,991
During the years ended December 31, 2018, 2017 and 2016, rental expense was $13.0 million, $11.5 million and $8.5 million, respectively. Substantially all rental expense relating to our ground leases and other operating leases was recorded in rental expense in the accompanying consolidated statements of operations. The amount of contingent rent and sublease rent was not significant.
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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Redeemable Noncontrolling Interests
As discussed in Note 2 - Summary of Significant Accounting Policies, redeemable noncontrolling interests in the accompanying consolidated balance sheets represent the noncontrolling interest in a joint venture in which we own the majority interest. As of December 31, 2018, approximately 14.3% of the earnings of the joint venture are allocated to redeemable noncontrolling interests. The following is summary of the activity of our redeemable noncontrolling interests as of December 31, 2018 and 2017, respectively (in thousands):

	December 31,
	2018	2017
Beginning balance	$6,737	$4,653
Net income attributable to noncontrolling interests	89	123
Distributions	(282)	(53)
Fair value adjustment	—	2,014
Ending balance	$6,544	$6,737
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
Common Stock Offerings
In June 2018, we settled a forward sale arrangement pursuant to a forward equity agreement that we entered into in October 2017, which included the sale of approximately 2.6 million shares of our common stock for net proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock. Refer to Note 13 - Per Share Data of HTA in the accompanying notes to the consolidated financial statements for a more detailed discussion related to our forward equity agreement.
In December 2018, we entered into new equity distribution agreements with various sales agents with respect to our ATM offering program of common stock with an aggregate sales amount of up to $500.0 million. We contemporaneously terminated our prior ATM equity distribution agreements. As of December 31, 2018, $500.0 million remained available for issuance by us under the new ATM.
Stock Repurchase Plan
In August 2018, our Board of Directors approved a stock repurchase plan authorizing us to purchase up to $300.0 million of our common stock from time to time prior to the expiration thereof on June 7, 2020. During the year ended December 31, 2018, we repurchased approximately 2.6 million shares of our outstanding common stock thereunder, at an average price of $26.12 per share, for an aggregate amount of approximately $67.2 million, pursuant to this stock repurchase plan. As of December 31, 2018, the remaining amount of common stock available for repurchase under the stock repurchase plan was approximately $232.8 million. Subsequent to December 31, 2018, we repurchased approximately 346,000 shares of our outstanding common stock thereunder, at an average price of $24.65 per share, pursuant to this stock repurchase plan.
Common Stock Dividends
See our accompanying consolidated statements of equity and changes in partners’ capital for the dividends declared during the years ended December 31, 2018, 2017 and 2016. On February 14, 2019, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP Unit to be paid on April 10, 2019 to stockholders of record of our common stock and holders of our OP Units on April 3, 2019.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of December 31, 2018, there were 1,385,001 awards available for grant under the Plan.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Common Stock
The weighted average fair value of restricted common stock granted during the years ended December 31, 2018, 2017 and 2016, were $28.65, $29.75 and $29.82, respectively. The fair value of restricted common stock for which the restriction lapsed during the years ended December 31, 2018, 2017 and 2016 were $7.8 million, $5.9 million and $5.4 million, respectively.
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the years ended December 31, 2018, 2017 and 2016, we recognized compensation expense of $9.8 million, $6.9 million $7.1 million respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2018, we had $7.0 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.3 years.
The following is a summary of our restricted common stock activity as of December 31, 2018 and 2017, respectively:

	December 31, 2018		December 31, 2017
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	589,606	$29.38	640,870	$27.36
Granted	370,071	28.65	295,493	29.75
Vested	(273,766)	28.50	(281,064)	25.33
Forfeited	(61,562)	29.21	(65,693)	29.01
Ending balance	624,349	$29.35	589,606	$29.38
12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$1,111	$1,111	$1,529	$1,529
Level 2 - Liabilities:
Derivative financial instruments	$—	$—	$1,089	$1,089
Debt	2,541,232	2,508,599	2,781,031	2,826,289
The carrying amounts of cash and cash equivalents, tenant and other receivables, restricted cash, accounts payable, and accrued liabilities approximate fair value. There have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer. Although we have determined that the majority of the inputs used to value our cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our cash flow hedge positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our cash flow hedge valuations in their entirety are classified in Level 2 of the fair value hierarchy.  For further discussion of the assumptions considered, refer to Note 2 - Summary of Significant Accounting Policies.
Financial Instruments Reported at Fair Value - Non-Recurring
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. Refer to Note 4 - Impairment and Dispositions to our consolidated financial statements for further detail.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Per Share Data of HTA
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM program. In June 2018, we settled our forward sale arrangement for proceeds of approximately $73.8 million, adjusted for costs to borrow equating to a net price to us of $28.94 per share of common stock.
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
In addition, we considered the potential dilution resulting from the forward equity agreement on our earnings per common share calculations. We used the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding diluted used in the computation of earnings per common share for the years ended December 31, 2018 and 2017, included the effect from the assumed issuance of 2.6 million shares of our common stock pursuant to the settlement of the forward equity agreement at the contractual price, less the assumed repurchase of our common stock at the average market price using the proceeds of approximately $73.8 million, adjusted for costs to borrow. For the year ended December 31, 2018, approximately 330,000 weighted-average incremental shares of our common stock were excluded from the computation of our weighted-average shares-diluted, as the impact was anti-dilutive. The impact to our weighted-average shares - diluted for the year ended December 31, 2017 was 17,000 weighted-average incremental shares.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the years ended December 31, 2018, 2017 and 2016, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$217,626	$65,577	$47,345
Net income attributable to noncontrolling interests	(4,163)	(1,661)	(1,433)
Net income attributable to common stockholders	$213,463	$63,916	$45,912
Denominator:
Weighted average shares outstanding - basic	206,065	181,064	136,620
Dilutive shares - OP Unit convertible into common stock	3,996	4,197	3,639
Dilutive effect of forward equity sales agreement	—	17	—
Adjusted weighted average shares outstanding - diluted	210,061	185,278	140,259
Earnings per common share - basic
Net income attributable to common stockholders	$1.04	$0.35	$0.34
Earnings per common share - diluted
Net income attributable to common stockholders	$1.02	$0.34	$0.33

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Per Unit Data of HTALP
In October 2017, we entered a forward sale arrangement pursuant to a forward equity agreement to sell approximately 2.6 million shares of our common stock through our ATM. Refer to Note 13 - Per Share Data of HTA in the accompanying notes to the consolidated financial statements for a more detailed discussion related to our forward equity agreement settled in June 2018.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$217,626	$65,577	$47,345
Net income attributable to noncontrolling interests	(89)	(123)	(118)
Net income attributable to common unitholders	$217,537	$65,454	$47,227
Denominator:
Weighted average units outstanding - basic	210,061	185,261	140,259
Dilutive effect of forward equity sales agreement	—	17	—
Adjusted weighted average units outstanding - diluted	210,061	185,278	140,259
Earnings per common unit - basic:
Net income attributable to common unitholders	$1.04	$0.35	$0.34
Earnings per common unit - diluted:
Net income attributable to common unitholders	$1.04	$0.35	$0.34
15. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$101,165	$64,988	$50,883
Income taxes paid	1,645	1,333	1,059

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$9,878	$3,155	$5,092
Debt and interest rate swaps assumed and entered into in connection with an acquisition	—	286,000	28,163
Dividend distributions declared, but not paid	65,034	63,823	43,867
Issuance of OP Units in HTALP in connection with an acquisition	—	1,125	71,754
Note receivable included in the consideration of a disposition	—	—	12,737
Note receivable retired in connection with an acquisition	—	8,611	—
Redeemable noncontrolling interest assumed in connection with an acquisition	—	—	4,773
Redemption of noncontrolling interest	5,195	5,943	5,709

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Treatment of Dividends of HTA
The following is the income tax treatment of dividend distributions for the years ended December 31, 2018, 2017 and 2016 (in per share):

	Year Ended December 31,
	2018	2017	2016
Ordinary income	$0.6559	$0.7479	$0.8970
Return of capital	0.0000	0.3720	0.2880
Capital gain	0.5691	0.0851	0.0000
Total	$1.2250	$1.2050	$1.1850
17. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2043 which generally include fixed increases or adjustments based on the consumer price index. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 is as follows (in thousands):

Year	Amount
2019	$497,083
2020	448,956
2021	401,871
2022	341,889
2023	294,451
Thereafter	1,244,246
Total	$3,228,496
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2018, 2017 and 2016, the amount of contingent rent earned by us was not significant.
18. Selected Quarterly Financial Data of HTA (Unaudited)
The following is the selected quarterly financial data of HTA for 2018 and 2017. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per share data).

	Quarter Ended (1)
2018	March 31	June 30	September 30	December 31
Revenues	$175,661	$173,332	$175,135	$172,298
Net income	10,016	15,657	176,348	15,605
Net income attributable to common stockholders	9,802	15,346	172,986	15,329
Earnings per common share - basic:
Net income attributable to common stockholders	$0.05	$0.07	$0.83	$0.07
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.05	$0.07	$0.82	$0.07

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
19. Selected Quarterly Financial Data of HTALP (Unaudited)
The following is the selected quarterly financial data of HTALP for 2018 and 2017. We believe that all necessary adjustments, consisting of only normal recurring adjustments, have been included (in thousands, except per unit data).

	Quarter Ended (1)
2018	March 31	June 30	September 30	December 31
Revenues	$175,661	$173,332	$175,135	$172,298
Net income	10,016	15,657	176,348	15,605
Net income attributable to common unitholders	9,983	15,643	176,330	15,581
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.05	$0.07	$0.83	$0.07
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.05	$0.07	$0.83	$0.07

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

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
The following schedule presents our total real estate investments and accumulated depreciation for our operating properties as of December 31, 2018 (in thousands):

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Shelby MOBs	Alabaster, AL	$—	$—	$25,095	$1,411	$—	$26,506	$26,506	$(2,093)	1995-1998	2016	36
Simon Williamson Clinic	Birmingham, AL	—	—	25,689	11	—	25,700	25,700	(2,132)	2007	2016	36
Jasper	Jasper, AL	—	—	5,973	305	—	6,278	6,278	(753)	1979	2016	25
Phoenix Med Center	Glendale, AZ	—	453	2,768	791	453	3,559	4,012	(1,145)	1989	2011	39
Thunderbird MOP	Glendale, AZ	—	3,842	19,679	4,264	3,842	23,943	27,785	(10,019)	1976-1987	2007	39
Peoria MOB	Peoria, AZ	—	605	4,394	293	605	4,687	5,292	(1,415)	2000	2010	39
Baptist MC	Phoenix, AZ	—	—	12,637	3,611	—	16,248	16,248	(4,741)	1973	2008	39
Desert Ridge MOB	Phoenix, AZ	—	—	27,738	3,441	—	31,179	31,179	(7,283)	2004-2006	2011	39
Dignity Phoenix MOBs	Phoenix, AZ	—	—	66,106	1,366	—	67,472	67,472	(4,510)	1984-1997	2017	20-39
Estrella Med Center	Phoenix, AZ	—	—	24,703	3,122	—	27,825	27,825	(7,818)	2004	2010	39
Sun City Boswell MOBs	Sun City, AZ	—	—	12,642	3,667	—	16,309	16,309	(6,250)	1971-2001	2009	39
Sun City Boswell West	Sun City, AZ	—	—	6,610	2,820	—	9,430	9,430	(3,224)	1992	2009	39
Sun City Webb MP	Sun City, AZ	—	—	16,188	4,313	—	20,501	20,501	(6,111)	1997-2004	2009	39
Sun City West MOBs	Sun City, AZ	—	744	13,466	2,761	744	16,227	16,971	(5,816)	1987-2002	2009	39
Gateway Med Plaza	Tucson, AZ	—	—	14,005	(95)	—	13,910	13,910	(3,357)	2008	2010	39
Tucson Academy MOP	Tucson, AZ	—	1,193	6,107	1,434	1,193	7,541	8,734	(3,044)	1978	2008	39
Tucson Desert Life MOP	Tucson, AZ	—	1,309	17,572	5,313	1,309	22,885	24,194	(7,903)	1980-1984	2007	39
Dignity Mercy MOBs	Bakersfield, CA	—	—	15,207	20	—	15,227	15,227	(1,024)	1992	2017	35
5995 Plaza Drive	Cypress, CA	—	5,109	17,961	2,077	5,109	20,038	25,147	(5,832)	1986	2008	39
Dignity Glendale MOB	Glendale, CA	—	—	7,244	253	—	7,497	7,497	(559)	1980	2017	30
Mission Medical Center MOBs	Mission Viejo, CA	—	21,911	117,672	40	21,911	117,712	139,623	(8,374)	1972-1985	2016	39
Dignity Northridge MOBs	Northridge, CA	—	—	21,467	523	—	21,990	21,990	(1,483)	1979-1994	2017	30-35
San Luis Obispo MOB	San Luis Obispo, CA	—	—	11,900	2,586	—	14,486	14,486	(4,558)	2009	2010	39
Facey MOB	Santa Clarita, CA	—	6,452	5,586	18,561	6,452	24,147	30,599	(261)	2018	2017	39
Dignity Marian MOBs	Santa Maria, CA	—	—	13,646	257	—	13,903	13,903	(1,153)	1994-1995	2017	17-38
SCL Health MOBs	Denver, CO	—	11,652	104,327	2,618	11,652	106,945	118,597	(4,885)	2015-2017	2017	39
Hampden Place MOB	Englewood, CO	—	3,032	12,553	257	3,032	12,810	15,842	(4,007)	2004	2009	39
Highlands Ranch MOP	Highlands Ranch, CO	—	2,240	10,426	5,926	2,240	16,352	18,592	(5,739)	1983-1985	2007	39
Lone Tree Medical Office Buildings	Lone Tree, CO	—	3,736	29,546	1,403	3,736	30,949	34,685	(4,401)	2004-2008	2014	38
Lincoln Medical Center	Parker, CO	—	5,142	28,638	1,328	5,142	29,966	35,108	(5,313)	2008	2013	39
80 Fisher	Avon, CT	—	—	5,094	—	—	5,094	5,094	(695)	2008	2016	39
Northwestern MOBs	Bloomfield, CT	—	1,369	6,287	567	1,369	6,854	8,223	(927)	1985	2016	35
533 Cottage - Northwestern	Bloomfield, CT	—	726	3,964	(530)	726	3,434	4,160	(375)	1955	2016	35
406 Farmington	Farmington, CT	—	379	3,509	—	379	3,509	3,888	(331)	1988	2016	39
704 Hebron	Glastonbury, CT	—	2,223	6,544	120	2,223	6,664	8,887	(776)	2001	2016	37
Gateway MOBs	Glastonbury, CT	—	11,328	41,320	4,228	13,448	43,428	56,876	(4,674)	2007-2017	2016-2017	39
Haynes MOBs	Manchester, CT	—	1,100	14,620	18	1,100	14,638	15,738	(1,321)	2007-2010	2016	39
Pomeroy MOBs	Meriden, CT	—	1,774	10,078	(1)	1,774	10,077	11,851	(1,192)	2009-2011	2016	39
Saybrook MOBs	Middletown, CT	—	—	10,314	784	—	11,098	11,098	(1,219)	1989	2016	28
Yale Long Wharf	New Haven, CT	—	9,367	58,691	6,768	9,367	65,459	74,826	(7,874)	1977	2016	30
Devine MOBs	North Haven, CT	—	3,606	27,278	(332)	3,606	26,946	30,552	(2,540)	2006-2017	2016-2017	35

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Evergreen MOBs	South Windsor, CT	$—	$5,565	$25,839	$—	$5,565	$25,839	$31,404	$(2,623)	2006-2011	2016	39
Day Hill MOBs	Windsor, CT	—	3,980	7,055	108	3,980	7,163	11,143	(1,217)	1990-1999	2016	30
Riverside MOB	Bradenton, FL	—	2,230	7,689	70	2,230	7,759	9,989	(906)	1980	2016	25
Brandon MOP	Brandon, FL	—	901	6,946	577	901	7,523	8,424	(2,683)	1997	2008	39
McMullen MOB	Clearwater, FL	—	3,470	12,621	23	3,470	12,644	16,114	(2,159)	2009	2014	39
Orlando Rehab Hospital	Edgewood, FL	—	2,600	20,256	3,000	2,600	23,256	25,856	(5,929)	2007	2010	39
Palmetto MOB	Hialeah, FL	—	—	15,512	3,183	—	18,695	18,695	(4,732)	1980	2013	39
East FL Senior Jacksonville	Jacksonville, FL	—	4,291	9,220	(1)	4,291	9,219	13,510	(3,796)	1985	2007	39
King Street MOB	Jacksonville, FL	—	—	7,232	139	—	7,371	7,371	(2,138)	2007	2010	39
Jupiter MP	Jupiter, FL	—	1,204	11,778	593	1,204	12,371	13,575	(2,227)	1996-1997	2013	39
Central FL SC	Lakeland, FL	—	768	3,002	335	768	3,337	4,105	(1,146)	1995	2008	39
Vista Pro Center MOP	Lakeland, FL	—	1,082	3,587	794	1,082	4,381	5,463	(1,603)	1996-1999	2007-2008	39
Largo Medical Center	Largo, FL	—	—	51,045	1,159	—	52,204	52,204	(7,781)	2009	2013	39
Largo MOP	Largo, FL	—	729	8,908	2,123	729	11,031	11,760	(3,659)	1975-1986	2008	39
FL Family Medical Center	Lauderdale Lakes, FL	—	—	4,257	1,173	—	5,430	5,430	(1,705)	1978	2013	39
Northwest Medical Park	Margate, FL	—	—	9,525	156	5	9,676	9,681	(1,811)	2009	2013	39
Coral Reef	Miami, FL	—	5,144	—	—	5,144	—	5,144	—	2017	2017	N/A
North Shore MOB	Miami, FL	—	—	4,942	1,422	—	6,364	6,364	(1,876)	1978	2013	39
Sunset Professional and Kendall MOBs	Miami, FL	—	11,855	13,633	5,064	11,855	18,697	30,552	(4,265)	1954-2006	2014	27
Commons V MOB	Naples, FL	—	4,173	9,070	2,583	4,173	11,653	15,826	(3,415)	1990	2007	39
Florida Hospital MOBs	Orlando, Sebring and Tampa, FL	—	—	151,647	4,035	—	155,682	155,682	(7,682)	2006-2012	2017	39
Orlando Lake Underhill MOB	Orlando, FL	—	—	8,515	1,156	—	9,671	9,671	(2,805)	2000	2010	39
Orlando Oviedo MOB	Oviedo, FL	—	—	5,711	907	—	6,618	6,618	(1,670)	1998	2010	39
Heart & Family Health MOB	Port St. Lucie, FL	—	686	8,102	15	686	8,117	8,803	(1,411)	2008	2013	39
St. Lucie MC	Port St. Lucie, FL	—	—	6,127	150	—	6,277	6,277	(1,140)	2008	2013	39
East FL Senior Sunrise	Sunrise, FL	—	2,947	12,825	—	2,947	12,825	15,772	(4,778)	1989	2007	39
Tallahassee Rehab Hospital	Tallahassee, FL	—	7,142	18,691	2,400	7,142	21,091	28,233	(5,672)	2007	2010	39
Optimal MOBs	Tampa, FL	—	4,002	69,824	12	4,002	69,836	73,838	(3,659)	2005-2015	2017	39
Tampa Medical Village MOB	Tampa, FL	—	3,627	14,806	1,322	3,627	16,128	19,755	(1,039)	2003	2017	35
VA MOBs	Tampa, FL	—	17,802	80,154	201	17,802	80,355	98,157	(3,653)	2013	2017	39
FL Ortho Institute	Temple Terrace, FL	—	2,923	17,647	(1)	2,923	17,646	20,569	(4,451)	2001-2003	2010	39
Wellington MAP III	Wellington, FL	—	—	10,511	316	—	10,827	10,827	(2,560)	2006	2010	39
Victor Farris MOB	West Palm Beach, FL	—	—	23,052	3,686	—	26,738	26,738	(5,276)	1988	2013	39
East FL Senior Winter Park	Winter Park, FL	—	2,840	12,825	37	2,840	12,862	15,702	(5,058)	1988	2007	39
Camp Creek Med Center	Atlanta, GA	—	2,961	19,688	1,067	2,961	20,755	23,716	(6,162)	2006-2010	2010-2012	39
North Atlanta MOBs	Atlanta, GA	—	—	41,836	651	—	42,487	42,487	(2,119)	2011-2012	2017	39
Augusta Rehab Hospital	Augusta, GA	—	1,059	20,899	—	1,059	20,899	21,958	(5,014)	2007	2010	39
Austell Medical Park	Austell, GA	—	432	4,057	96	432	4,153	4,585	(912)	2007	2013	39
Harbin Clinic MOBs	Cedartown, Rome and Summerville, GA	—	7,097	112,155	1	7,097	112,156	119,253	(6,058)	1960-2010	2017	30-39
Decatur MP	Decatur, GA	—	3,166	6,862	1,120	3,166	7,982	11,148	(2,647)	1976	2008	39
Yorktown MC	Fayetteville, GA	—	2,802	12,502	3,231	2,802	15,733	18,535	(6,478)	1987	2007	39
Gwinett MOP	Lawrenceville, GA	—	1,290	7,246	2,732	1,290	9,978	11,268	(3,743)	1985	2007	39
Marietta Health Park	Marietta, GA	—	1,276	12,197	1,251	1,276	13,448	14,724	(4,666)	2000	2008	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
WellStar Tower MOB	Marietta, GA	$—	$748	$13,528	$219	$748	$13,747	$14,495	$(1,636)	2007	2015	39
Shakerag MC	Peachtree City, GA	—	743	3,290	1,332	743	4,622	5,365	(2,060)	1994	2007	39
Overlook at Eagle’s Landing	Stockbridge, GA	—	638	6,685	761	638	7,446	8,084	(2,107)	2004	2010	39
SouthCrest MOP	Stockbridge, GA	—	4,260	14,636	2,427	4,260	17,063	21,323	(5,940)	2005	2008	39
Cherokee Medical Center	Woodstock, GA	—	—	16,558	471	—	17,029	17,029	(2,158)	2001	2015	35
Honolulu MOB	Honolulu, HI	—	—	27,336	981	—	28,317	28,317	(4,127)	1997	2014	35
Kapolei Medical Park	Kapolei, HI	—	—	16,253	413	—	16,666	16,666	(2,569)	1999	2014	35
Chicago MOBs	Chicago, IL	52,200	7,723	129,520	826	7,723	130,346	138,069	(5,659)	2006-2017	2017	38-39
Rush Oak Park MOB	Oak Park, IL	—	1,096	38,550	—	1,096	38,550	39,646	(8,458)	2000	2012	38
Brownsburg MOB	Brownsburg, IN	—	431	639	252	431	891	1,322	(513)	1989	2008	39
Athens SC	Crawfordsville, IN	—	381	3,575	577	381	4,152	4,533	(1,531)	2000	2007	39
Crawfordsville MOB	Crawfordsville, IN	—	318	1,899	403	318	2,302	2,620	(819)	1997	2007	39
Deaconess Clinic Downtown	Evansville, IN	—	1,748	21,963	60	1,748	22,023	23,771	(6,604)	1952-1967	2010	39
Deaconess Clinic Westside	Evansville, IN	—	360	3,265	356	360	3,621	3,981	(1,062)	2005	2010	39
Dupont MOB	Fort Wayne, IN	—	—	8,246	34	—	8,280	8,280	(1,569)	2004	2013	39
Ft. Wayne MOB	Fort Wayne, IN	—	—	6,579	—	—	6,579	6,579	(1,715)	2008	2009	39
Community MP	Indianapolis, IN	—	560	3,581	323	560	3,904	4,464	(1,501)	1995	2008	39
Eagle Highlands MOP	Indianapolis, IN	—	2,216	11,154	8,743	2,216	19,897	22,113	(7,585)	1988-1989	2008	39
Epler Parke MOP	Indianapolis, IN	—	1,556	6,928	1,100	1,556	8,028	9,584	(3,159)	2002-2003	2007-2008	39
Glendale Professional Plaza	Indianapolis, IN	—	570	2,739	1,812	570	4,551	5,121	(2,001)	1993	2008	39
MMP Eagle Highlands	Indianapolis, IN	—	1,044	13,548	2,927	1,044	16,475	17,519	(6,399)	1993	2008	39
MMP East	Indianapolis, IN	—	1,236	9,840	4,363	1,236	14,203	15,439	(6,347)	1996	2008	39
MMP North	Indianapolis, IN	—	1,518	15,460	4,610	1,427	20,161	21,588	(7,625)	1995	2008	39
MMP South	Indianapolis, IN	—	1,127	10,414	2,249	1,127	12,663	13,790	(4,858)	1994	2008	39
Southpointe MOP	Indianapolis, IN	—	2,190	7,548	2,623	2,190	10,171	12,361	(4,140)	1996	2007	39
St. Vincent MOB	Indianapolis, IN	18,300	2,964	23,352	88	2,964	23,440	26,404	(1,347)	2007	2017	35
Kokomo MOP	Kokomo, IN	—	1,779	9,614	2,841	1,779	12,455	14,234	(4,258)	1992-1994	2007	39
Deaconess Clinic Gateway	Newburgh, IN	—	—	10,952	26	—	10,978	10,978	(2,904)	2006	2010	39
Community Health Pavilion	Noblesville, IN	—	5,560	28,988	1,252	5,560	30,240	35,800	(4,278)	2009	2015	39
Zionsville MC	Zionsville, IN	—	655	2,877	996	664	3,864	4,528	(1,561)	1992	2008	39
KS Doctors MOB	Overland Park, KS	—	1,808	9,517	2,147	1,808	11,664	13,472	(4,273)	1978	2008	39
Nashoba Valley Med Center MOB	Ayer, MA	—	—	5,529	304	299	5,534	5,833	(1,309)	1976-2007	2012	31
670 Albany	Boston, MA	—	—	104,365	75	—	104,440	104,440	(10,662)	2005	2015	39
Tufts Medical Center	Boston, MA	—	32,514	109,180	5,484	32,514	114,664	147,178	(17,515)	1924-2015	2014	35
St. Elizabeth’s Med Center	Brighton, MA	—	—	20,929	3,160	1,379	22,710	24,089	(4,943)	1965-2013	2012	31
Good Samaritan MOBs	Brockton, MA	—	—	15,887	991	144	16,734	16,878	(3,602)	1980-2007	2012	31
Pearl Street MOBs	Brockton, MA	—	4,714	18,193	307	4,714	18,500	23,214	(1,658)	1966-2004	2016	39
Carney Hospital MOB	Dorchester, MA	—	—	7,250	766	530	7,486	8,016	(1,667)	1978	2012	31
St. Anne’s Hospital MOB	Fall River, MA	—	—	9,304	92	40	9,356	9,396	(1,623)	2011	2012	31
Norwood Hospital MOB	Foxborough, MA	—	—	9,489	306	2,295	7,500	9,795	(1,836)	1930-2000	2012	31
Holy Family Hospital MOB	Methuen, MA	—	—	4,502	287	168	4,621	4,789	(1,272)	1988	2012	31
Morton Hospital MOB	Taunton, MA	—	—	15,317	1,312	502	16,127	16,629	(5,523)	1988	2012	31
Stetson MOB	Weymouth, MA	—	3,362	15,555	1,914	3,362	17,469	20,831	(3,430)	1900-1986	2015	20

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Johnston Professional Building	Baltimore, MD	$13,272	$—	$21,481	$293	$—	$21,774	$21,774	$(3,167)	1993	2014	35
Triad Tech Center	Baltimore, MD	8,149	—	26,548	—	—	26,548	26,548	(6,339)	1989	2010	39
St. John Providence MOB	Novi, MI	—	—	42,371	318	—	42,689	42,689	(10,843)	2007	2012	39
Fort Road MOB	St. Paul, MN	—	1,571	5,786	1,764	1,571	7,550	9,121	(2,571)	1981	2008	39
Gallery Professional Building	St. Paul, MN	—	1,157	5,009	3,626	1,157	8,635	9,792	(4,693)	1979	2007	39
Chesterfield Rehab Hospital	Chesterfield, MO	—	4,213	27,898	776	4,313	28,574	32,887	(9,049)	2007	2007	39
BJC West County MOB	Creve Coeur, MO	—	2,242	13,130	624	2,242	13,754	15,996	(4,594)	1978	2008	39
Winghaven MOB	O’Fallon, MO	—	1,455	9,708	1,086	1,455	10,794	12,249	(3,711)	2001	2008	39
BJC MOB	St. Louis, MO	—	304	1,554	(915)	304	639	943	(473)	2001	2008	39
Des Peres MAP II	St. Louis, MO	—	—	11,386	1,057	—	12,443	12,443	(3,549)	2007	2010	39
Baptist Memorial MOB	Oxford, MS	—	—	26,263	6,894	—	33,157	33,157	(794)	2017	2017	39
Medical Park of Cary	Cary, NC	—	2,931	20,305	2,820	2,931	23,125	26,056	(7,059)	1994	2010	39
Rex Cary MOB	Cary, NC	—	1,449	18,226	318	1,449	18,544	19,993	(2,084)	2002	2015	39
Tryon Office Center	Cary, NC	—	2,200	14,956	735	2,200	15,691	17,891	(1,943)	2002-2006	2015	39
Carolinas Health MOB	Charlotte, NC	—	—	75,198	113	—	75,311	75,311	(3,603)	2006	2017	39
Duke Fertility Center	Durham, NC	—	596	3,882	—	596	3,882	4,478	(290)	2006	2016	39
Hock Plaza II	Durham, NC	—	680	27,044	406	680	27,450	28,130	(1,853)	2006	2016	36
UNC Rex Holly Springs	Holly Springs, NC	—	—	27,591	8,876	—	36,467	36,467	(1,065)	2011	2017	39
Medical Park MOBs	Mooresville, NC	—	1,771	13,266	1,470	1,771	14,736	16,507	(1,485)	2000-2005	2017	23
3100 Blue Ridge	Raleigh, NC	—	1,732	8,891	543	1,732	9,434	11,166	(1,723)	1985	2014	35
Raleigh Medical Center	Raleigh, NC	—	2,381	15,630	6,576	2,381	22,206	24,587	(6,222)	1989	2010	39
Sandy Forks MOB	Raleigh, NC	—	652	7,262	23	652	7,285	7,937	(206)	2016	2018	39
Sunset Ridge MOBs	Raleigh, NC	—	811	3,926	301	811	4,227	5,038	(79)	1999	2018	39
Hackensack MOB	North Bergen, NJ	—	—	31,658	23	—	31,681	31,681	(1,382)	2014	2017	39
Mountain View MOB	Las Cruces, NM	—	—	41,553	858	—	42,411	42,411	(2,154)	2003	2017	39
Santa Fe 1640 MOB	Santa Fe, NM	—	697	4,268	64	697	4,332	5,029	(1,193)	1985	2010	39
Santa Fe 440 MOB	Santa Fe, NM	—	842	7,448	13	842	7,461	8,303	(2,058)	1978	2010	39
San Martin MAP	Las Vegas, NV	—	—	14,777	3,895	—	18,672	18,672	(4,385)	2007	2010	39
Madison Ave MOB	Albany, NY	—	83	2,759	142	83	2,901	2,984	(764)	1964-2008	2010	39
Patroon Creek HQ	Albany, NY	—	1,870	29,453	5,810	1,870	35,263	37,133	(9,528)	2001	2010	39
Patroon Creek MOB	Albany, NY	—	1,439	27,639	779	1,439	28,418	29,857	(7,099)	2007	2010	39
Washington Ave MOB	Albany, NY	—	1,699	18,440	1,002	1,699	19,442	21,141	(5,318)	1998-2000	2010	39
Putnam MOB	Carmel, NY	—	—	24,216	346	—	24,562	24,562	(5,498)	2000	2010	39
Capital Region Health Park	Latham, NY	—	2,305	37,494	4,068	2,305	41,562	43,867	(11,650)	2001	2010	39
Westchester MOBs	White Plains, NY	—	17,274	41,865	5,428	17,274	47,293	64,567	(9,185)	1967-1983	2014	29
210 Westchester MOB	White Plains, NY	—	8,628	18,408	—	8,628	18,408	27,036	(2,986)	1981	2014	31
Kindred MOBs	Avon, OH, Germantown,TN, Indianapolis, IN and Springfield, MO	—	4,238	118,778	36	4,238	118,814	123,052	(5,526)	2013-2016	2017	39
Diley Ridge MOB	Canal Winchester, OH	—	—	9,811	87	—	9,898	9,898	(1,166)	2010	2015	39
Good Sam MOB	Cincinnati, OH	—	1,825	9,966	24	1,825	9,990	11,815	(546)	2011	2017	39
Jewish MOB	Cincinnati, OH	—	—	16,187		—	16,187	16,187	(1,068)	1999	2017	35
Trihealth	Cincinnati, OH	—	—	34,894	—	—	34,894	34,894	(1,438)	2016	2017	39
Market Exchange MOP	Columbus, OH	—	2,326	17,207	4,103	2,326	21,310	23,636	(6,816)	2001-2003	2007-2010	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Polaris MOB	Columbus, OH	$—	$1,447	$12,192	$58	$1,447	$12,250	$13,697	$(1,100)	2012	2016	39
Gahanna MOB	Gahanna, OH	—	1,078	5,674	—	1,078	5,674	6,752	(560)	1997	2016	30
Hilliard MOB	Hilliard, OH	—	946	11,174	735	946	11,909	12,855	(1,528)	2013	2015	39
Hilliard II MOB	Hilliard, OH	—	959	7,260	4	959	7,264	8,223	(716)	2014	2016	38
Park Place MOP	Kettering, OH	—	1,987	11,341	4,086	1,987	15,427	17,414	(5,854)	1998-2002	2007	39
Liberty Falls MP	Liberty, OH	—	842	5,640	1,009	842	6,649	7,491	(2,574)	2008	2008	39
Parma Ridge MOB	Parma, OH	—	372	3,636	884	372	4,520	4,892	(1,670)	1977	2008	39
Deaconess MOP	Oklahoma City, OK	—	—	25,975	3,905	—	29,880	29,880	(9,830)	1991-1996	2008	39
Silverton Health MOB	Woodburn, OR	—	953	6,164	—	953	6,164	7,117	(569)	2001	2016	35
Monroeville MOB	Monroeville, PA	—	3,264	7,038	1,504	3,264	8,542	11,806	(2,541)	1985-1989	2013	39
2750 Monroe MOB	Norristown, PA	—	2,323	22,631	5,423	2,323	28,054	30,377	(10,256)	1985	2007	39
Main Line Bryn Mawr MOB	Philadelphia, PA	—	—	46,967	2,891	—	49,858	49,858	(1,949)	2017	2017	39
Federal North MOB	Pittsburgh, PA	—	2,489	30,268	1,110	2,489	31,378	33,867	(7,772)	1999	2010	39
Highmark Penn Ave	Pittsburgh, PA	—	1,774	38,921	4,029	1,774	42,950	44,724	(9,975)	1907-1998	2012	39
WP Allegheny HQ MOB	Pittsburgh, PA	—	1,514	32,368	2,622	1,514	34,990	36,504	(8,202)	2002	2010	39
39 Broad Street	Charleston, SC	—	3,180	1,970	2,554	3,476	4,228	7,704	(350)	1891	2015	39
Cannon Park Place	Charleston, SC	—	425	8,651	1,239	425	9,890	10,315	(2,554)	1998	2010	39
MUSC Elm MOB	Charleston, SC	—	1,172	4,361	309	1,172	4,670	5,842	(443)	2015	2016	39
Tides Medical Arts Center	Charleston, SC	—	3,763	19,787	566	3,763	20,353	24,116	(2,845)	2007	2014	39
Hilton Head Heritage MOP	Hilton Head Island, SC	—	1,125	5,398	(4,053)	1,125	1,345	2,470	(1,406)	1996	2010	39
Hilton Head Moss Creek MOB	Hilton Head Island, SC	—	209	2,066	(1,598)	209	468	677	(535)	2010	2010	39
East Cooper Medical Arts Center	Mt. Pleasant, SC	—	2,470	6,289	205	2,470	6,494	8,964	(1,305)	2001	2014	32
East Cooper Medical Center	Mt. Pleasant, SC	—	2,073	5,939	1,753	2,073	7,692	9,765	(2,166)	1992	2010	39
MUSC University MOB	North Charleston, SC	—	1,282	8,689	57	1,282	8,746	10,028	(1,366)	2006	2015	36
St. Thomas DePaul MOB	Murfreesboro, TN	—	—	55,040	28	—	55,068	55,068	(2,642)	2008	2017	39
Mountain Empire MOBs	Rogersville, Kingsport and Bristol, TN & Norton and Pennington Gap, VA	—	1,296	36,523	9,673	1,278	46,214	47,492	(14,753)	1976-2006	2008-2011	39
Amarillo Hospital	Amarillo, TX	—	1,110	17,688	29	1,110	17,717	18,827	(5,146)	2007	2008	39
Austin Heart MOB	Austin, TX	—	—	15,172	294	—	15,466	15,466	(2,578)	1999	2013	39
BS&W MOBs	Austin, TX	60,150	—	300,952	658	—	301,610	301,610	(14,360)	2009-2016	2017	39
Post Oak North MC	Austin, TX	—	887	7,011	(66)	887	6,945	7,832	(1,195)	2007	2013	39
MatureWell MOB	Bryan, TX	—	1,307	11,078	—	1,307	11,078	12,385	(724)	2016	2017	39
Texas A&M Health Science Center	Bryan, TX	—	—	32,494	235	—	32,729	32,729	(6,448)	2011	2013	39
Dallas Rehab Hospital	Carrollton, TX	—	1,919	16,341	—	1,919	16,341	18,260	(4,134)	2006	2010	39
Cedar Hill MOB	Cedar Hill, TX	—	778	4,830	80	778	4,910	5,688	(1,732)	2007	2008	39
Cedar Park MOB	Cedar Park, TX	—	—	30,338	572	—	30,910	30,910	(1,477)	2007	2017	39
Corsicana MOB	Corsicana, TX	—	—	6,781	309	—	7,090	7,090	(2,212)	2007	2009	39
Dallas LTAC Hospital	Dallas, TX	—	2,301	20,627	—	2,301	20,627	22,928	(5,311)	2007	2009	39
Forest Park Pavilion	Dallas, TX	—	9,670	11,152	(419)	9,670	10,733	20,403	(2,164)	2010	2012	39
Forest Park Tower	Dallas, TX	—	3,340	35,071	2,098	3,340	37,169	40,509	(6,966)	2011	2013	39
Northpoint Medical	Dallas, TX	—	2,388	14,621	125	2,388	14,746	17,134	(993)	2017	2017	20
Baylor MOBs	Dallas/Fort Worth, TX	29,500	9,956	122,852	6,627	9,956	129,479	139,435	(5,501)	2013-2017	2017	39

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Buildings, Improvements and Fixtures		Land	Buildings, Improvements and Fixtures	Total (c)	Accumulated Depreciation (f)	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed (h)
Denton Med Rehab Hospital	Denton, TX	$—	$2,000	$11,704	$—	$2,000	$11,704	$13,704	$(3,545)	2008	2009	39
Denton MOB	Denton, TX	—	—	7,543	353	—	7,896	7,896	(1,968)	2000	2010	39
Cliff Medical Plaza	El Paso, TX	—	1,064	1,972	3,021	1,064	4,993	6,057	(1,037)	1977	2016	8
Providence Medical Plaza	El Paso, TX	—	—	5,396	1,311	—	6,707	6,707	(1,103)	1981	2016	20
Sierra Medical	El Paso, TX	—	—	2,998	671	—	3,669	3,669	(861)	1972	2016	15
Texas Health MOB	Fort Worth, TX	—	—	38,429	102	—	38,531	38,531	(1,819)	2014	2017	39
Conifer	Frisco, TX	—	4,807	67,076	69	4,807	67,145	71,952	(3,099)	2014	2017	39
Forest Park Frisco MC	Frisco, TX	—	1,238	19,979	9,373	1,238	29,352	30,590	(4,777)	2012	2013	39
Greenville MOB	Greenville, TX	—	616	10,822	285	616	11,107	11,723	(3,558)	2007	2008	39
7900 Fannin MOB	Houston, TX	—	—	34,764	1,968	—	36,732	36,732	(9,021)	2005	2010	39
Cypress Medical Building MOB	Houston, TX	—	—	4,678	563	—	5,241	5,241	(793)	1984	2016	30
Cypress Station MOB	Houston, TX	—	1,345	8,312	(1,023)	1,345	7,289	8,634	(3,064)	1981	2008	39
Park Plaza MOB	Houston, TX	—	5,719	50,054	3,080	5,719	53,134	58,853	(7,431)	1984	2016	24
Triumph Hospital NW	Houston, TX	—	1,377	14,531	237	1,377	14,768	16,145	(5,463)	1986	2007	39
Memorial Hermann MOBs	Humble, TX	—	—	9,479	11,588	—	21,067	21,067	(708)	1993	2017	25-39
Jourdanton MOB	Jourdanton, TX	13,200	—	17,803	2	—	17,805	17,805	(823)	2013	2017	39
Houston Methodist MOBs	Katy, TX	—	—	43,078	238	—	43,316	43,316	(2,143)	2001-2006	2017	35-39
Lone Star Endoscopy MOB	Keller, TX	—	622	3,502	(5)	622	3,497	4,119	(1,124)	2006	2008	39
Seton Medical MOB	Kyle, TX	—	—	30,102	164	—	30,266	30,266	(1,569)	2009	2017	39
Lewisville MOB	Lewisville, TX	—	452	3,841	—	452	3,841	4,293	(1,072)	2000	2010	39
Longview Regional MOBs	Longview, TX	16,650	—	59,258	—	—	59,258	59,258	(2,836)	2003-2015	2017	36-39
Terrace Medical Building	Nacogdoches, TX	—	—	179	5	—	184	184	(113)	1975	2016	5
Towers Medical Plaza	Nacogdoches, TX	—	—	786	204	—	990	990	(346)	1981	2016	10
North Cypress MOBs	North Cypress/Houston, TX	—	7,841	121,215	381	7,841	121,596	129,437	(6,241)	2006-2015	2017	35-39
Pearland MOB	Pearland, TX	—	912	4,628	655	912	5,283	6,195	(1,713)	2003-2007	2010	39
Independence Medical Village	Plano, TX	—	4,229	17,874	93	4,229	17,967	22,196	(1,689)	2014	2016	39
San Angelo MOB	San Angelo, TX	—	—	3,907	117	—	4,024	4,024	(1,380)	2007	2009	39
Mtn Plains Pecan Valley	San Antonio, TX	—	416	13,690	2,113	416	15,803	16,219	(4,422)	1998	2008	39
Sugar Land II MOB	Sugar Land, TX	—	—	9,648	486	—	10,134	10,134	(3,692)	1999	2010	39
Triumph Hospital SW	Sugar Land, TX	—	1,670	14,018	(14)	1,656	14,018	15,674	(5,329)	1989	2007	39
Mtn Plains Clear Lake	Webster, TX	—	832	21,168	1,802	832	22,970	23,802	(6,644)	2006	2008	39
N. Texas Neurology MOB	Wichita Falls, TX	—	736	5,611	(1,771)	736	3,840	4,576	(1,762)	1957	2008	39
Renaissance MC	Bountiful, UT	—	3,701	24,442	36	3,701	24,478	28,179	(7,107)	2004	2008	39
Fair Oaks MOB	Fairfax, VA	—	—	47,616	101	—	47,717	47,717	(2,177)	2009	2017	39
Aurora - Menomonee	Menomonee Falls, WI	—	1,055	14,998	—	1,055	14,998	16,053	(5,431)	1964	2009	39
Aurora - Milwaukee	Milwaukee, WI	—	350	5,508	—	350	5,508	5,858	(1,989)	1983	2009	39
Columbia St. Mary's MOBs	Milwaukee, WI	—	—	87,825	89	—	87,914	87,914	(3,828)	1994-2007	2017	35-39
Total		$211,421	$474,107	$5,451,310	$343,606	$481,871	$5,787,152	$6,269,023	$(882,488)

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The above table excludes lease intangibles; see notes (d) and (g).

(c)	The changes in total real estate for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance as of the beginning of the year	$6,316,143	$3,853,042	$3,204,863
Acquisitions	16,353	2,447,896	647,339
Additions	126,379	86,723	43,637
Dispositions	(180,965)	(57,596)	(39,717)
Impairments	(8,887)	(13,922)	(3,080)
Balance as of the end of the year (d)	$6,269,023	$6,316,143	$3,853,042

(d)	The balances as of December 31, 2018, 2017 and 2016 exclude gross lease intangibles of $599.9 million, $639.2 million and $467.6 million, respectively.

(e)	The aggregate cost of our real estate for federal income tax purposes was $6.1 billion.

(f)	The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance as of the beginning of the year	$734,783	$581,505	$474,223
Additions	202,837	171,545	117,282
Dispositions	(55,132)	(18,267)	(10,000)
Balance as of the end of the year (g)	$882,488	$734,783	$581,505

(g)	The balances as of December 31, 2018, 2017 and 2016 exclude accumulated amortization of lease intangibles of $325.7 million, $286.9 million and $236.1 million, respectively.

(h)
Tenant improvements are depreciated over the shorter of the lease term or useful life, ranging from one month to 166 months, respectively. Furniture, fixtures and equipment are depreciated over five years.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE ASSETS
The following shows changes in the carrying amounts of mortgage loans on real estate assets during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance as of the beginning of the year	$2,773	$12,737	$—
Additions:
New mortgage loans	—	—	12,737
Deductions:
Mortgage loan included in the consideration for the acquisition of a building	—	—	—
Collection of mortgage loans	(703)	(9,964)	—
Balance as of the end of the year	$2,070	$2,773	$12,737

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

1.4
Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, London Branch, on the other hand (included as Exhibit 1.1 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.5
Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and BMO Capital Markets Corp. and Bank of Montreal, on the other hand (included as Exhibit 1.2 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.6
Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and MUFG Securities Americas Inc. and MUFG Securities EMEA plc, on the other hand (included as Exhibit 1.3 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.7
Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, on the other hand (included as Exhibit 1.4 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.8
Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., on the other hand (included as Exhibit 1.5 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.9
Equity Distribution Agreement, dated December 28, 2018, by and among Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, on the one hand, and Jefferies LLC, on the other hand (included as Exhibit 1.6 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.10
Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and JPMorgan Chase Bank, National Association, London Branch (included as Exhibit 1.7 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference)

1.11
Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Bank of Montreal. (included as Exhibit 1.8 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference)

1.12
Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and MUFG Securities EMEA plc. (included as Exhibit 1.9 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference)

1.13
Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Wells Fargo Bank, National Association. (included as Exhibit 1.10 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.14
Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Bank of America, N.A. (included as Exhibit 1.11 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

1.15
Master Forward Confirmation, dated December 28, 2018, between Healthcare Trust of America, Inc. and Jefferies LLC. (included as Exhibit 1.12 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).

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

3.13
Third Amended and Restated Bylaws of Healthcare Trust of America, Inc., dated April 23, 2018 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2018 and incorporated herein by reference).

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

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 13, 2016 and incorporated herein by reference).
5.2	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
5.3	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
5.4	Opinion of O’Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).

5.5	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on December 28, 2018 and incorporated herein by reference).
8.1	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on May 8, 2017 and incorporated herein by reference).
8.2	Opinion of O’Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference).
10.1*	Form of Indemnification Agreement executed by Vicki U. Booth.
10.2*	Form of Indemnification Agreement executed by Roberta B. Bowman.
10.3*	Form of Indemnification Agreement executed by Daniel S. Henson.
10.4†
Healthcare Trust of America, Inc. Amended and Restated 2006 Incentive Plan, dated February 24, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference).

10.5†
Healthcare Trust of America, Inc. 2006 Independent Directors Compensation Plan, effective as of July 8, 2015 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).

10.6
Form of Amended and Restated Indemnification Agreement executed by Scott D. Peters, W. Bradley Blair, II, Maurice J. DeWald, Warren D. Fix, Larry L. Mathis and Gary T. Wescombe (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010 and incorporated herein by reference).

10.7	Form of Indemnification Agreement executed by Amanda L. Houghton (included as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.8	Form of Indemnification Agreement executed by Robert A. Milligan (included as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference).
10.9	Form of Indemnification Agreement executed by Peter N. Foss (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference).
10.10	Form of LTIP Award Agreement (CEO Version) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.11	Form of LTIP Award Agreement (Executive Version) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
10.12	Form of LTIP Award Agreement (Director Version) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).
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

10.16
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated July 14, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.17
Letter Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated July 14, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.18
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated July 14, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2017 and incorporated herein by reference).

10.19	Restricted Stock Award Certificate (included as Exhibit 10.27 to our Annual Report on Form 10K filed on February 21, 2017 and incorporated herein by reference).
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

10.22
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

10.24	Term Loan Note (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
10.25	First Modification to Credit Agreement (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2014 and incorporated herein by reference).
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

10.27
Guaranty dated November 19, 2014, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, and Bank of America, N.A., as swing lender and issuing bank (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.28
Second Modification to Credit Agreement, dated November 19, 2014, by and among Healthcare Trust of America Holdings, LP, Wells Fargo Bank, National Association, and the lenders party thereto (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.29
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

10.30	Third Modification to the Credit Agreement (included as Exhibit 10.1 in our Current Report on Form 8-K filed on September 29, 2016 and incorporated herein by reference).
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

10.32
Guaranty dated July 27, 2017, by Healthcare Trust of America, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, the Lenders, the Issuing Bank and the Swingline Lender (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2017 and incorporated herein by reference).

10.33
Fifth Modification to the Credit Agreement, dated August 1, 2018, by and among Healthcare Trust of America Holdings, LP, Wells Fargo, National Association, and the lenders party thereto (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated herein by reference).

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

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 19, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 19, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 19, 2019

By:	/s/ W. Bradley Blair, II	Lead Director
W. Bradley Blair, II
Date:	February 19, 2019

By:	/s/ Vicki U. Booth	Director
Vicki U. Booth
Date:	February 19, 2019

By:	/s/ Roberta B. Bowman	Director
Roberta B. Bowman
Date:	February 19, 2019

By:	/s/ Maurice J. DeWald	Director
Maurice J. DeWald
Date:	February 19, 2019

By:	/s/ Warren D. Fix	Director
Warren D. Fix
Date:	February 19, 2019

By:	/s/ Peter N. Foss	Director
Peter N. Foss
Date:	February 19, 2019

By:	/s/ Daniel S. Henson	Director
Daniel S. Henson
Date:	February 19, 2019

By:	/s/ Larry L. Mathis	Director
Larry L. Mathis
Date:	February 19, 2019

By:	/s/ Gary T. Wescombe	Director
Gary T. Wescombe
Date:	February 19, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	February 19, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer) of Healthcare Trust of America, Inc.,
Date:	February 19, 2019	general partner of Healthcare Trust of America Holdings, LP

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer) of
Date:	February 19, 2019	Healthcare Trust of America, Inc., general partner of Healthcare Trust of America Holdings, LP

By:	/s/ W. Bradley Blair, II	Lead Director of Healthcare Trust of America, Inc., general partner of
	W. Bradley Blair, II	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Vicki U. Booth	Director of Healthcare Trust of America, Inc., general partner of
	Vicki U. Booth	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Roberta B. Bowman	Director of Healthcare Trust of America, Inc., general partner of
	Roberta B. Bowman	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Maurice J. DeWald	Director of Healthcare Trust of America, Inc., general partner of
	Maurice J. DeWald	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Warren D. Fix	Director of Healthcare Trust of America, Inc., general partner of
	Warren D. Fix	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Peter N. Foss	Director of Healthcare Trust of America, Inc., general partner of
	Peter N. Foss	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Daniel S. Henson	Director of Healthcare Trust of America, Inc., general partner of
	Daniel S. Henson	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Larry L. Mathis	Director of Healthcare Trust of America, Inc., general partner of
	Larry L. Mathis	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019

By:	/s/ Gary T. Wescombe	Director of Healthcare Trust of America, Inc., general partner of
	Gary T. Wescombe	Healthcare Trust of America Holdings, LP
Date:	February 19, 2019