Form 10-Q
period 2019-03-31
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2019-04-26
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 22, 2019, there were 205,097,423 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended March 31, 2019, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of March 31, 2019, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

•
certain accompanying notes to the condensed consolidated financial statements, including Note 8 - Debt, Note 12 - Stockholders’ Equity and Partners’ Capital, Note 14 - Per Share Data of HTA, and Note 15 - Per Unit Data of HTALP;

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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments:
Land	$483,848	$481,871
Building and improvements	5,807,582	5,787,152
Lease intangibles	596,568	599,864
Construction in progress	6,541	4,903
	6,894,539	6,873,790
Accumulated depreciation and amortization	(1,264,637)	(1,208,169)
Real estate investments, net	5,629,902	5,665,621
Investment in unconsolidated joint venture	67,072	67,172
Cash and cash equivalents	61,073	126,221
Restricted cash	7,402	7,309
Receivables and other assets, net	221,202	223,415
Right-of-use assets, net	243,446	—
Other intangibles, net	12,457	98,738
Total assets	$6,242,554	$6,188,476
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,541,619	$2,541,232
Accounts payable and accrued liabilities	139,462	185,073
Security deposits, prepaid rent and other liabilities	42,044	59,567
Lease liabilities	197,313	—
Intangible liabilities, net	40,820	61,146
Total liabilities	2,961,258	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	6,520	6,544
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 205,099,708 and 205,267,349 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,051	2,053
Additional paid-in capital	4,517,961	4,525,969
Accumulated other comprehensive (loss) income	(75)	307
Cumulative dividends in excess of earnings	(1,322,443)	(1,272,305)
Total stockholders’ equity	3,197,494	3,256,024
Noncontrolling interests	77,282	78,890
Total equity	3,274,776	3,334,914
Total liabilities and equity	$6,242,554	$6,188,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$168,875	$175,567
Interest and other operating income	91	94
Total revenues	168,966	175,661
Expenses:
Rental	51,468	56,022
General and administrative	11,290	8,786
Transaction	40	191
Depreciation and amortization	69,481	70,392
Interest expense	23,970	26,253
Impairment	—	4,606
Total expenses	156,249	166,250
Loss on sale of real estate, net	(37)	—
Income from unconsolidated joint venture	486	570
Other income	535	35
Net income	$13,701	$10,016
Net income attributable to noncontrolling interests (1)	(261)	(214)
Net income attributable to common stockholders	$13,440	$9,802
Earnings per common share - basic:
Net income attributable to common stockholders	$0.07	$0.05
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.06	$0.05
Weighted average common shares outstanding:
Basic	205,080	205,069
Diluted	208,999	209,177

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$13,701	$10,016

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(390)	900
Total other (loss) comprehensive income	(390)	900

Total comprehensive income	13,311	10,916
Comprehensive income attributable to noncontrolling interests	(225)	(198)
Total comprehensive income attributable to common stockholders	$13,086	$10,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Share-based award transactions, net	289	3	3,504	—	—	3,507	—	3,507
Repurchase and cancellation of common stock	(92)	(1)	(2,708)	—	—	(2,709)	—	(2,709)
Redemption of noncontrolling interest and other	91	1	2,412	—	—	2,413	(2,413)	—
Dividends declared ($0.305 per common share)	—	—	—	—	(62,559)	(62,559)	(1,307)	(63,866)
Net income	—	—	—	—	9,802	9,802	181	9,983
Other comprehensive income	—	—	—	883	—	883	17	900
Balance as of March 31, 2018	205,180	$2,052	$4,511,736	$1,157	$(1,284,826)	$3,230,119	$81,144	$3,311,263

Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
Share-based award transactions, net	293	3	3,386	—	—	3,389	—	3,389
Repurchase and cancellation of common stock	(478)	(5)	(11,921)	—	—	(11,926)	—	(11,926)
Redemption of noncontrolling interest and other	18	—	527	—	—	527	(527)	—
Dividends declared ($0.310 per common share)	—	—	—	—	(63,578)	(63,578)	(1,306)	(64,884)
Net income	—	—	—	—	13,440	13,440	233	13,673
Other comprehensive loss	—	—	—	(382)	—	(382)	(8)	(390)
Balance as of March 31, 2019	205,100	$2,051	$4,517,961	$(75)	$(1,322,443)	$3,197,494	$77,282	$3,274,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,701	$10,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,528	68,303
Share-based compensation expense	3,389	3,507
Impairment	—	4,606
Income from unconsolidated joint venture	(486)	(570)
Distributions from unconsolidated joint venture	750	—
Loss on sale of real estate, net	37	—
Changes in operating assets and liabilities:
Receivables and other assets, net	2,546	9,277
Accounts payable and accrued liabilities	(40,402)	(30,780)
Prepaid rent and other liabilities	2,492	(3,479)
Net cash provided by operating activities	48,555	60,880
Cash flows from investing activities:
Investments in real estate	(18,592)	(11,887)
Development of real estate	(2,014)	(13,235)
Proceeds from the sale of real estate	1,193	—
Capital expenditures	(16,815)	(17,417)
Collection of real estate notes receivable	181	172
Net cash used in investing activities	(36,047)	(42,367)
Cash flows from financing activities:
Payments on secured mortgage loans	(587)	(1,598)
Security deposits	—	52
Repurchase and cancellation of common stock	(11,926)	(2,709)
Dividends paid	(63,686)	(62,546)
Distributions paid to noncontrolling interest of limited partners	(1,364)	(1,334)
Net cash used in financing activities	(77,563)	(68,135)
Net change in cash, cash equivalents and restricted cash	(65,055)	(49,622)
Cash, cash equivalents and restricted cash - beginning of period	133,530	118,560
Cash, cash equivalents and restricted cash - end of period	$68,475	$68,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments:
Land	$483,848	$481,871
Building and improvements	5,807,582	5,787,152
Lease intangibles	596,568	599,864
Construction in progress	6,541	4,903
	6,894,539	6,873,790
Accumulated depreciation and amortization	(1,264,637)	(1,208,169)
Real estate investments, net	5,629,902	5,665,621
Investment in unconsolidated joint venture	67,072	67,172
Cash and cash equivalents	61,073	126,221
Restricted cash	7,402	7,309
Receivables and other assets, net	221,202	223,415
Right-of-use assets, net	243,446	—
Other intangibles, net	12,457	98,738
Total assets	$6,242,554	$6,188,476
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,541,619	$2,541,232
Accounts payable and accrued liabilities	139,462	185,073
Security deposits, prepaid rent and other liabilities	42,044	59,567
Lease liabilities	197,313	—
Intangible liabilities, net	40,820	61,146
Total liabilities	2,961,258	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	6,520	6,544
Partners’ Capital:
Limited partners’ capital, 3,910,767 and 3,929,083 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	77,012	78,620
General partners’ capital, 205,099,708 and 205,267,349 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,197,764	3,256,294
Total partners’ capital	3,274,776	3,334,914
Total liabilities and partners’ capital	$6,242,554	$6,188,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$168,875	$175,567
Interest and other operating income	91	94
Total revenues	168,966	175,661
Expenses:
Rental	51,468	56,022
General and administrative	11,290	8,786
Transaction	40	191
Depreciation and amortization	69,481	70,392
Interest expense	23,970	26,253
Impairment	—	4,606
Total expenses	156,249	166,250
Loss on sale of real estate, net	(37)	—
Income from unconsolidated joint venture	486	570
Other income	535	35
Net income	$13,701	$10,016
Net income attributable to noncontrolling interests	(28)	(33)
Net income attributable to common unitholders	$13,673	$9,983
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.07	$0.05
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.07	$0.05
Weighted average common units outstanding:
Basic	208,999	209,177
Diluted	208,999	209,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$13,701	$10,016

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(390)	900
Total other comprehensive (loss) income	(390)	900

Total comprehensive income	13,311	10,916
Comprehensive income attributable to noncontrolling interests	(28)	(33)
Total comprehensive income attributable to common unitholders	$13,283	$10,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Share-based award transactions, net	289	3,507	—	—	3,507
Redemption and cancellation of general partner units	(92)	(2,709)	—	—	(2,709)
Redemption of limited partner units and other	91	2,413	(91)	(2,413)	—
Distributions declared ($0.305 per common unit)	—	(62,559)	—	(1,307)	(63,866)
Net income	—	9,802	—	181	9,983
Other comprehensive income	—	883	—	17	900
Balance as of March 31, 2018	205,180	$3,230,389	4,033	$80,874	$3,311,263

Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
Share-based award transactions, net	293	3,389	—	—	3,389
Redemption and cancellation of general partner units	(478)	(11,926)	—	—	(11,926)
Redemption of limited partner units and other	18	527	(18)	(527)	—
Distributions declared ($0.310 per common unit)	—	(63,578)	—	(1,306)	(64,884)
Net income	—	13,440	—	233	13,673
Other comprehensive loss	—	(382)	—	(8)	(390)
Balance as of March 31, 2019	205,100	$3,197,764	3,911	$77,012	$3,274,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,701	$10,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,528	68,303
Share-based compensation expense	3,389	3,507
Impairment	—	4,606
Income from unconsolidated joint venture	(486)	(570)
Distributions from unconsolidated joint venture	750	—
Loss on sale of real estate, net	37	—
Changes in operating assets and liabilities:
Receivables and other assets, net	2,546	9,277
Accounts payable and accrued liabilities	(40,402)	(30,780)
Prepaid rent and other liabilities	2,492	(3,479)
Net cash provided by operating activities	48,555	60,880
Cash flows from investing activities:
Investments in real estate	(18,592)	(11,887)
Development of real estate	(2,014)	(13,235)
Proceeds from the sale of real estate	1,193	—
Capital expenditures	(16,815)	(17,417)
Collection of real estate notes receivable	181	172
Net cash used in investing activities	(36,047)	(42,367)
Cash flows from financing activities:
Payments on secured mortgage loans	(587)	(1,598)
Security deposits	—	52
Repurchase and cancellation of general partner units	(11,926)	(2,709)
Distributions paid to general partner	(63,686)	(62,546)
Distributions paid to limited partners and redeemable noncontrolling interests	(1,364)	(1,334)
Net cash used in financing activities	(77,563)	(68,135)
Net change in cash, cash equivalents and restricted cash	(65,055)	(49,622)
Cash, cash equivalents and restricted cash - beginning of period	133,530	118,560
Cash, cash equivalents and restricted cash - end of period	$68,475	$68,938
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
We own real estate primarily consisting of medical office buildings (“MOBs”) located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 32 states within the United States, and we lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  Through our full-service operating platform we provide leasing, asset management, acquisitions, development and other related services for our properties.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as noncontrolling interests in our consolidated balance sheets and statements of operations, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of changes in partners’ capital. The portions of other joint venture arrangements not owned by us are presented as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of March 31, 2019 and December 31, 2018, there were approximately 3.9 million of OP Units issued and outstanding.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$61,073	$56,243
Restricted cash	7,402	12,695
Total cash, cash equivalents and restricted cash	$68,475	$68,938

Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are recorded as straight-line rent receivables. Tenant reimbursements, which is comprised of additional amounts recoverable from tenants for real estate taxes, common area maintenance and other certain operating expenses are recognized as revenue on a gross basis in the period in which the related recoverable expenses are incurred.  We accrue revenue corresponding to these expenses on a quarterly basis to adjust recorded amounts to our best estimate of the final annual amounts to be billed. Subsequent to year-end, on a calendar year basis, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed and the actual expenses that were incurred. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The revenue recognition process is based on a five-step model to account for revenue arising from contracts with customers as outlined in Topic 606. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have identified all of our revenue streams and we have concluded that rental income from leasing arrangements represents a substantial portion of our revenue and is governed and evaluated with the adoption of Topic 842.
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended March 31, 2019 and 2018 was $52.1 million and $50.7 million, respectively.
Leases
As lessor we lease space in our MOBs primarily to medical enterprises for terms ranging from three to seven years in length. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our condensed consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
Leases, for which we are the lessee, are classified as separate components on our condensed consolidated balance sheets. Operating leases are included as right-of-use (“ROU”) assets, net, with a corresponding lease liability. A lease liability is recognized for our obligation related to the lease and an ROU asset represents our right to use the underlying asset over the lease term. Refer to Note 7 - Leases in the accompanying notes to the condensed consolidated financial statements for more detail relating to our leases.
Redeemable Noncontrolling Interests
We account for redeemable equity securities in accordance with ASU 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. We classify redeemable equity securities as redeemable noncontrolling interests in the accompanying consolidated balances sheets. Accordingly, we record the carrying amount at the greater of the initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of March 31, 2019 and December 31, 2018, we had redeemable noncontrolling interests of $6.5 million. Refer to Note 11 - Redeemable Noncontrolling Interests in the accompanying notes to the condensed consolidated financial statements for more detail relating to our redeemable noncontrolling interests.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of March 31, 2019 and December 31, 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $67.1 million and $67.2 million, respectively, which is recorded in investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, we recognized income of $0.5 million and $0.6 million, respectively.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued or Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Topic 842, Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, codified as ASC 842 - Leases (Topic 842). This new standard superseded ASC Topic 840 and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments.
We adopted Topic 842 as of January 1, 2019 and elected the practical expedient to use the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. Using the optional transition method, the cumulative effect adjustment was immaterial and as such no adjustment was made to beginning retained earnings. In addition, it was determined in our analysis that finance leases which we are the lessee were immaterial and as such were excluded from our disclosures.
In addition to electing the optional transition method above, we also elected the following practical expedients offered by the FASB which will allow us:

•
to not reassess (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs;

•
to not separate, as the lessor, certain non-lease components, such as common area maintenance from lease revenue if the (i) timing and pattern of revenue recognition are the same for the non-lease component, and (ii) related lease component and the combined single lease component would be classified as an operating lease;

•	to exclude land easements from assessment in determining whether they meet the definition of a lease up to the time of adoption; and

•	to not record on our condensed consolidated balance sheets, lease liabilities and right of use (“ROU”) assets with lease terms of 12 months or less.
Lessee Impact
Leases for which we are the lessee, including ground leases and corporate leases primarily for office space, have been recorded on our condensed consolidated balance sheets as either finance or operating leases with lease liability obligations and corresponding ROU assets based on the present value of the minimum rental payments remaining as of the initial adoption date of January 1, 2019.
Lessor Impact
Topic 842 modifies the treatment of initial direct costs, which historically under Topic 840 have been capitalized upon meeting criteria provided for in that applicable guidance. These initial direct costs now under ASC 842 are eligible for capitalization only if they are incremental in nature, (i.e., would only be incurred if we enter into a new lease arrangement). Under this guidance, only commissions paid and other incurred costs incremental to our leasing activity qualify as initial direct costs. These costs, which were previously capitalized, have been classified as general and administrative expenses on our condensed consolidated statements of operations. For the three months ended March 31, 2018, we capitalized approximately $1.3 million of initial direct costs.
Additionally, as part of Topic 842, ASU 2018-20 states that (i) a lessor must analyze sales (and other similar) tax laws on a jurisdiction-by-jurisdiction basis to determine whether those taxes are lessor costs or lessee costs and (ii) a lessor shall exclude from variable payments, lessor costs (i.e., property taxes, insurance) paid by a lessee directly to a third party. However, costs that are paid by a lessor directly to a third party and are reimbursed by a lessee are considered lessor costs that shall be accounted for by the lessor as variable payments. As a result of the adoption of Topic 842, we no longer record income or expense when the lessee pays the property taxes directly to a third party. For the three months ended March 31, 2018, this amount was approximately $3.6 million.
Except where stated above, the adoption of Topic 842 did not have a substantive impact on our results of operations and cash flows and no significant impact on any of our debt covenants.

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
Recently Issued Accounting Pronouncements
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
3. Investments in Real Estate
For the three months ended March 31, 2019, our investments had a purchase price of $18.8 million. As part of this investment, we incurred approximately $76,000 of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Land	$3,311	$1,084
Building and improvements	13,449	10,280
In place leases	1,927	662
Below market leases	(95)	(139)
Above market leases	160	—
Net assets acquired	18,752	11,887
Other, net	74	447
Aggregate purchase price	$18,826	$12,334

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the three months ended March 31, 2019 and 2018, respectively (in years):

	Three Months Ended March 31,
	2019	2018
Acquired intangible assets	9.1	8.4
Acquired intangible liabilities	9.1	8.4

4. Impairment
During the three months ended March 31, 2019, we recorded no impairment charges. During the three months ended March 31, 2018, we recorded an impairment charge of $4.6 million on two MOBs located in Texas and South Carolina.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of March 31, 2019 and December 31, 2018, respectively (in thousands, except weighted average remaining amortization terms):

	March 31, 2019		December 31, 2018
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$447,922	9.8	$449,424	9.8
Tenant relationships	148,646	9.4	150,440	9.4
Above market leases	36,860	6.2	36,862	6.1
Below market leasehold interests (1)	—		91,759	64.3
	633,428		728,485
Accumulated amortization	(359,593)		(355,576)
Total	$273,835	9.6	$372,909	22.1

Liabilities:
Below market leases	$61,135	14.6	$61,395	14.6
Above market leasehold interests (1)	—		20,610	49.2
	61,135		82,005
Accumulated amortization	(20,315)		(20,859)
Total	$40,820	14.6	$61,146	25.3

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of below and above market leasehold interests as of March 31, 2019 does not conform to the prior year presentation.

The following is a summary of the net intangible amortization for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization recorded against rental income related to above and (below) market leases	$(491)	$(62)
Rental expense related to above and (below) market leasehold interests (1)	—	277
Amortization expense related to in place leases and tenant relationships	14,665	17,648

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of rental expense related to above and (below) market leasehold interests as of March 31, 2019 does not conform to the prior year presentation.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Tenant receivables, net	$16,038	$14,588
Other receivables, net	20,280	16,078
Deferred financing costs, net	5,618	6,049
Deferred leasing costs, net	30,815	30,731
Straight-line rent receivables, net	97,362	92,973
Prepaid expenses, deposits, equipment and other, net	50,495	61,885
Derivative financial instruments - interest rate swaps	594	1,111
Total	$221,202	$223,415

The following is a summary of the amortization of deferred leasing costs and financing costs for the three months ended March 31, 2019, and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense related to deferred leasing costs	$2,154	$1,506
Interest expense related to deferred financing costs	431	431

7. Leases
The majority of our lease expenses are derived from our ground leases and a few corporate leases, primarily for office space. We recognize lease expense for these leases on a straight-line basis over the lease term. Many of our leases contain renewal options that can extend the lease term from one to ten years, or in certain cases, more. The exercise of lease renewal options is at our sole discretion. Certain of our ground leases have the option to purchase the land at the end of the initial term. Our leases have one of the following payment options (i) fixed payment throughout the term, (ii) fixed payments with periodic escalations, (iii) variable lease payments based on the Consumer Price Index (“CPI”) or other similar index, and (iv) a combination of the aforementioned. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants other than certain prohibitions as to the nature of business that can be conducted within the buildings which we own to limit activities that may be deemed competitive in nature to the ground lessor's activities. As of March 31, 2019, we have no new ground leases or corporate leases that have not yet commenced.
As part of the adoption of Topic 842, a lease liability and a corresponding ROU asset was recorded on our condensed consolidated balance sheets effective January 1, 2019. The lease liability was calculated as the present value of the remaining lease payments using the lease term at lease commencement and an incremental borrowing rate. In determining this calculation, we made the following assumptions and judgments:

•
only material ground leases and corporate leases exceeding one year in length, were included in our lease population. Office equipment and other non-essential leases were excluded from the population due to immateriality; and

•
a series of incremental borrowing rates were determined based on observed prices and credit spreads of our unsecured senior debt as of December 31, 2018 after applying treasury or other similar index rates as of January 1, 2019 to leases that correspond to the remaining lease terms, adjusted for the effects of collateral.

The ROU asset was calculated as the sum of the lease liability, deferred rent of approximately ($19.0) million, and the above and below market leasehold interest balances as of December 31, 2018 of approximately $66.5 million, which were previously recorded as other intangibles and intangible liabilities on our condensed consolidated balance sheets.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessee - Lease Costs
Lease costs consisted of the following for the three months ended March 31, 2019 (in thousands):

March 31, 2019
Operating lease cost	$3,055
Variable lease cost	381
Total lease cost	$3,436

Lessee - Lease Term and Discount Rates
The following is the weighted average remaining lease term and the weighted average discount rate for our operating leases as of March 31, 2019 (weighted average remaining lease term in years):

March 31, 2019
Weighted-average remaining lease term
Operating leases	48.7
Weighted-average discount rate
Operating leases	5.3%

Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of March 31, 2019 under Topic 842 (in thousands):

Year	March 31, 2019
2019	$7,751
2020	10,408
2021	9,877
2022	10,031
2023	10,132
Thereafter	639,234
Total undiscounted lease payments	$687,433
Less: Interest	(490,120)
Present value of lease liabilities	$197,313

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum lease obligations of our operating leases as of December 31, 2018 (in thousands):

Year	December 31, 2018
2019	$10,309
2020	10,408
2021	9,877
2022	10,031
2023	10,132
Thereafter	639,234
Total	$689,991

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessor - Lease Costs and Maturity of Lease Liabilities
We recognized $168.5 million of rental and other revenues related to our operating lease payments of which $37.9 million related to variable lease payments for the three months ended March 31, 2019.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of March 31, 2019 under Topic 842 (in thousands):

Year	March 31, 2019
2019	$370,820
2020	457,596
2021	409,494
2022	356,994
2023	309,389
Thereafter	1,331,392
Total	$3,235,685
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 (in thousands):

Year	December 31, 2018
2019	$497,083
2020	448,956
2021	401,871
2022	341,889
2023	294,451
Thereafter	1,244,246
Total	$3,228,496

8. Debt
Debt consisted of the following as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Unsecured revolving credit facility	$—	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	1,850,000
Fixed rate mortgages	210,834	211,421
	2,560,834	2,561,421
Deferred financing costs, net	(13,048)	(13,741)
Discount, net	(6,167)	(6,448)
Total	$2,541,619	$2,541,232

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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of March 31, 2019, the margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2019 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 3.65% per annum, based on our current credit rating. As of March 31, 2019, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
On August 1, 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of March 31, 2019 was 1.00% per annum. HTALP had interest rate swaps on a portion of the balance, which resulted in a fixed interest rate at 2.77% per annum. As of March 31, 2019, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2021
As of March 31, 2019, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of March 31, 2019, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In 2017, in connection with the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of March 31, 2019, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of March 31, 2019, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of March 31, 2019, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of March 31, 2019, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of March 31, 2019, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of March 31, 2019, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed Rate Mortgages
As of March 31, 2019, HTALP and its subsidiaries had fixed rate mortgages with interest rates ranging from 2.85% to 4.00% per annum and a weighted average interest rate of 3.96% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 31, 2019 (in thousands):

Year	Amount
2019	$96,776
2020	97,429
2021	302,504
2022	402,005
2023	612,120
Thereafter	1,050,000
Total	$2,560,834

Deferred Financing Costs
As of March 31, 2019, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2019	$2,399
2020	2,890
2021	2,717
2022	2,096
2023	1,040
Thereafter	1,906
Total	$13,048

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of March 31, 2019, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
9. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivative Financial Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, the fair value of derivative financial instruments designated as cash flow hedges are adjusted to reflect the impact of our credit quality.

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
Amounts reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The remaining cash flow hedges mature on July 17, 2019, until such time we estimate that an additional $0.4 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of March 31, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Cash Flow Hedges	March 31, 2019
Number of instruments	2
Notional amount	$155,000
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively (in thousands).

	Asset Derivatives
		Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swaps	Receivables and other assets	$594	$1,111

The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively (in thousands).

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives Cash Flow Hedging Relationships:	2019	2018	Statement of Operations Location	2019	2018
Interest rate swaps	$(21)	$970	Interest expense	$369	$70

Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of March 31, 2019 and December 31, 2018, respectively (in thousands). The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets are presented in the accompanying condensed consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019	$594	$—	$594	$—	$—	$594
December 31, 2018	1,111	—	1,111	—	—	1,111

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
As of March 31, 2019, there is no fair value of derivatives in a net liability position. As of March 31, 2019, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. As such, there is no termination value as of March 31, 2019. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
10. Commitments and Contingencies
Litigation
We engage in litigation from time to time with various parties as a routine part of our business, including tenant defaults. However, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
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
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
11. Redeemable Noncontrolling Interests
As discussed in Note 2 - Summary of Significant Accounting Policies, redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets represent the noncontrolling interest in a joint venture in which we own the majority interest. As of March 31, 2019, approximately 14.0% of the earnings of the joint venture are allocated to redeemable noncontrolling interests. The noncontrolling interest holders in the joint venture have the option to redeem their noncontrolling interest in the joint venture through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option is on June 30, 2019. The redemption price is based on the fair value of their interest at the time of option exercise. Accordingly, any former redeemable noncontrolling interest remaining after June 30, 2019 will be reclassified to permanent stockholders’ equity from redeemable noncontrolling interests to noncontrolling interests on our condensed consolidated balance sheets due to the expiration of the redeemable feature of these instruments.
The following is summary of the activity of our redeemable noncontrolling interests as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	$6,544	$6,737
Net income attributable to noncontrolling interests	28	89
Distributions	(52)	(282)
Ending balance	$6,520	$6,544

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Stockholders’ Equity and Partners’ Capital
HTALP’s operating partnership agreement provides that it will distribute cash flow from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner determines. Dividend distributions are made such that a holder of one OP Unit in HTALP will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of our common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of OP Units.
Common Stock Offerings
In December 2018, we entered into new equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $500.0 million. We contemporaneously terminated our prior ATM equity distribution agreements. As of March 31, 2019, $500.0 million remained available for issuance by us under the new ATM.
Stock Repurchase Plan
During the three months ended March 31, 2019, we repurchased 345,786 shares of our common stock, at an average price of $24.65 per share, for an aggregate amount of approximately $8.5 million, pursuant to our stock repurchase plan. As of March 31, 2019, the remaining amount of common stock available for repurchase under our stock repurchase plan was approximately $224.3 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners' capital for the dividends declared during the three months ended March 31, 2019 and 2018. On April 25, 2019, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP Unit to be paid on July 11, 2019 to stockholders of record of our common stock and holders of our OP Units on July 3, 2019.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of March 31, 2019, there were 1,092,509 awards available for grant under the Plan.
Restricted Common Stock
For the three months ended March 31, 2019 and 2018, we recognized compensation expense of $3.4 million and $3.5 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2019, we had $10.3 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.8 years.
The following is a summary of our restricted common stock activity as of March 31, 2019 and 2018, respectively:

	March 31, 2019		March 31, 2018
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	624,349	$29.35	589,606	$29.38
Granted	294,072	25.86	307,534	29.05
Vested	(291,857)	28.46	(205,270)	29.13
Forfeited	(1,580)	29.31	(20,061)	29.66
Ending balance	624,984	$28.12	671,809	$29.29

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$594	$594	$1,111	$1,111
Level 2 - Liabilities:
Debt	$2,541,619	$2,549,340	$2,541,232	$2,508,599

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
14. Per Share Data of HTA
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. For the three months ended March 31, 2019 and 2018, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three months ended March 31, 2019 and 2018, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$13,701	$10,016
Net income attributable to noncontrolling interests	(261)	(214)
Net income attributable to common stockholders	$13,440	$9,802
Denominator:
Weighted average shares outstanding - basic	205,080	205,069
Dilutive shares - partnership units convertible into common stock	3,919	4,108
Adjusted weighted average shares outstanding - diluted	208,999	209,177
Earnings per common share - basic
Net income attributable to common stockholders	$0.07	$0.05
Earnings per common share - diluted
Net income attributable to common stockholders	$0.06	$0.05

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Per Unit Data of HTALP
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three months ended March 31, 2019, and 2018, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$13,701	$10,016
Net income attributable to noncontrolling interests	(28)	(33)
Net income attributable to common unitholders	$13,673	$9,983
Denominator:
Weighted average units outstanding - basic	208,999	209,177
Dilutive units - partnership units convertible into common units	—	—
Adjusted weighted average units outstanding - diluted	208,999	209,177
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.07	$0.05
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.07	$0.05

16. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,397	$37,518
Income taxes paid	64	656
Cash paid for operating leases	2,911	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$5,163	$760
Dividend distributions declared, but not paid	64,922	63,828
Redemption of noncontrolling interest	527	2,413
ROU assets obtained in exchange for lease obligations	197,099	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to HTA and HTALP, collectively.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect HTA’s and HTALP’s financial position as of March 31, 2019 and December 31, 2018, together with results of operations and cash flows for three months ended March 31, 2019 and 2018.
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
Any such forward-looking statements reflect our current views about future events, are subject to unknown risks, uncertainties, and other factors, and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Factors that might impair our ability to meet such forward-looking statements include, without limitation, those discussed in Part I, Item 1A - Risk Factors in our 2018 Annual Report on Form 10-K, which is incorporated herein.

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
Since 2006, we have invested $6.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 23.2 million square feet of GLA throughout the U.S. Approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of March 31, 2019. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of March 31, 2019, we had approximately 1 million square feet of GLA in nine of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•	For the three months ended March 31, 2019, total revenues were $169.0 million.

•	For the three months ended March 31, 2019, net income was $13.7 million, compared to $10.0 million, for the three months ended March 31, 2018.

•	For the three months ended March 31, 2019, net income attributable to common stockholders was $0.06 per diluted share, or $13.4 million.

•
For the three months ended March 31, 2019, HTA’s FFO, as defined by NAREIT, was $82.9 million, or $0.40 per diluted share. For the three months ended March 31, 2019, HTALP’s FFO was $83.1 million, or $0.40 per diluted OP Unit. Due to the adoption of Topic 842, initial direct costs are now reported in general and administrative expenses. For three months ended March 31, 2018, we capitalized approximately $1.3 million of initial direct costs.

•	For the three months ended March 31, 2019, HTA’s and HTALP’s Normalized FFO was $0.40 per diluted share and OP Unit, or $83.1 million.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•	For the three months ended March 31, 2019, NOI was $117.5 million.

•	For the three months ended March 31, 2019, Same-Property Cash NOI increased 2.7%, or $3.0 million, to $112.4 million, compared to $109.5 million for the three months ended March 31, 2018.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 15.9 million square feet of GLA, or 68%, of our portfolio located in these locations. The remaining 32% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of March 31, 2019, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of March 31, 2019, we had approximately 1 million square feet of GLA in nine of our top 20 markets and approximately 0.5 million square feet of GLA in 15 of our top 20 markets.

•	During the three months ended March 31, 2019, we invested $18.8 million to acquire an MOB in Westport, Connecticut.
Internal Growth through Proactive In-House Property Management and Leasing
We believe we have the largest full-service operating platform in the medical office sector that consists of our in-house asset management and leasing platform which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities. Our full-service operating platform has also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.

•	As of March 31, 2019, our in-house asset management and leasing platform operated approximately 21.6 million square feet of GLA, or 93%, of our total portfolio.

•	As of March 31, 2019, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 91.8% by GLA and our occupancy rate was 90.6% by GLA.

•	We entered into new and renewal leases on approximately 1.1 million square feet of GLA, or approximately 4.7%, of the GLA of our total portfolio, during the three months ended March 31, 2019.

•
During the three months ended March 31, 2019, tenant retention for the Same-Property portfolio was 86%, which included approximately 1.1 million square feet of GLA of expiring leases, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of March 31, 2019, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 29.3%. Total liquidity was $1.1 billion, including cash and cash equivalents of $61.1 million and $1 billion available on our unsecured revolving credit facility as of March 31, 2019.

•
During the three months ended March 31, 2019, we repurchased 345,786 shares of our common stock totaling approximately $8.5 million, at an average price of $24.65 per share, pursuant to our stock repurchase plan.

•	As of March 31, 2019, the weighted average remaining term of our debt portfolio was 4.8 years.

•	On April 25, 2019, our Board of Directors announced a quarterly dividend of $0.310 per share of common stock and per OP Unit.

Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2018 Annual Report on Form 10-K. On January 1, 2019 we adopted Topic 842. For more detail on the implementation and policies of this adoption see Note 2 - Summary of Significant Accounting Policies and Note 7 - Leases in the accompanying condensed consolidated financial statements. For further information on other significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and the risk factors previously listed in Part I, Item 1A - Risk Factors, in our 2018 Annual Report on Form 10-K that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
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
Investment Activity
During the three months ended March 31, 2019, we had an investment with a purchase price of $18.8 million. During the three months ended March 31, 2018, we had investments with an aggregate gross purchase price of $12.3 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
As of March 31, 2019 and 2018, we owned and operated approximately 23.2 million and 24.1 million square feet of GLA, respectively, with a leased rate of 91.8% (which includes leases which have been executed, but which have not yet commenced), and an occupancy rate of 90.6%, and 90.7%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended March 31, 2019 and 2018, respectively, is set forth below:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Revenues:
Rental income	$168,875	$175,567	$(6,692)	(3.8)%
Interest and other operating income	91	94	(3)	(3.2)
Total revenues	168,966	175,661	(6,695)	(3.8)
Expenses:
Rental	51,468	56,022	(4,554)	(8.1)
General and administrative	11,290	8,786	2,504	28.5
Transaction	40	191	(151)	(79.1)
Depreciation and amortization	69,481	70,392	(911)	(1.3)
Interest expense	23,970	26,253	(2,283)	(8.7)
Impairment	—	4,606	(4,606)	NM
Total expenses	156,249	166,250	(10,001)	(6.0)
Loss on sale of real estate, net	(37)	—	(37)	NM
Income from unconsolidated joint venture	486	570	(84)	(14.7)
Other income	535	35	500	NM
Net income	$13,701	$10,016	$3,685	36.8%

NOI	$117,498	$119,639	$(2,141)	(1.8)%
Same-Property Cash NOI	$112,449	$109,465	$2,984	2.7%

Rental Income
For the three months ended March 31, 2019 and 2018, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Contractual rental income	$160,757	$168,534	$(7,777)	(4.6)%
Straight-line rent and amortization of above and (below) market leases	4,774	4,589	185	4.0
Other rental revenue	3,344	2,444	900	36.8
Total rental income	$168,875	$175,567	$(6,692)	(3.8)%
Contractual rental income, which includes expense reimbursements, decreased $(7.8) million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily due to $6.7 million of reduced contractual rent as a result of buildings we sold during 2018 and 2019 and $3.6 million of tenant paid property tax that we no longer record due to the adoption of Topic 842, partially offset by additional contractual rental income from our 2018 and 2019 acquisitions, and contractual rent increases for the three months ended March 31, 2019.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three months ended March 31, 2019 and 2018, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended March 31,
	2019	2018
New and renewal leases:
Average starting base rents	$17.77	$23.33
Average expiring base rents	16.82	22.81

Square feet of GLA	1,099	663
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2019 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three months ended March 31, 2019 and 2018, respectively (in per square foot of GLA):

	Three Months Ended March 31,
	2019	2018
New leases:
Tenant improvements	$35.40	$24.72
Leasing commissions	1.88	1.50
Tenant concessions	4.59	1.72
Renewal leases:
Tenant improvements	$15.63	$4.81
Leasing commissions	0.41	1.04
Tenant concessions	0.26	1.84
The average term for new and renewal leases executed consisted of the following for the three months ended March 31, 2019 and 2018, respectively (in years):

	Three Months Ended March 31,
	2019	2018
New leases	7.5	6.4
Renewal leases	9.6	4.5

Rental Expenses
For the three months ended March 31, 2019 and 2018, rental expenses attributable to our properties were $51.5 million and $56.0 million, respectively. The decrease in rental expenses was primarily due to $2.2 million of reduced rental expenses as a result of buildings we sold during 2018 and 2019, improved operating efficiencies and $3.6 million of tenant paid property tax that we no longer record due to the adoption of Topic 842, partially offset by additional rental expenses associated with our 2018 and 2019 acquisitions for the three months ended March 31, 2019.
General and Administrative Expenses
For the three months ended March 31, 2019 and 2018, general and administrative expenses were $11.3 million and $8.8 million, respectively. This increase was primarily due to an increase in the overall head count due to the continued growth of the company and stock based compensation expense. In addition, due to the adoption of Topic 842, initial direct costs are now reported in general and administrative expenses. For three months ended March 31, 2018, we capitalized approximately $1.3 million of initial direct costs.
Depreciation and Amortization Expense
For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was $69.5 million and $70.4 million, respectively. This decrease was associated with our 2018 and 2019 dispositions, partially offset by buildings we acquired during 2018 and 2019.
Impairment
During the three months ended March 31, 2019, we recorded no impairment charges. During the three months ended March 31, 2018, we recorded impairment charges of $4.6 million related to two MOBs located in Texas and South Carolina with an aggregate value of $13.0 million.
Interest Expense
For the three months ended March 31, 2019 and 2018, interest expense was $24.0 million and $26.3 million, respectively. This decrease in interest expense was primarily due to early payoffs of fixed rate mortgages from proceeds received in the Greenville disposition in August 2018.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Net Income
Net income increased $3.7 million to $13.7 million for the three months ended March 31, 2019, compared to $10.0 million for the three months ended March 31, 2018. This increase was primarily the result of continued growth in our operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
For the three months ended March 31, 2019 and 2018, NOI was $117.5 million and $119.6 million, respectively. This decrease in NOI was primarily due to $4.5 million of reduced NOI as a result of the buildings we sold during 2018 and 2019, and a reduction in straight-line rent from properties we owned more than a year, partially offset by additional NOI from our 2018 and 2019 acquisitions for the three months ended March 31, 2019.
Same-Property Cash NOI increased $3.0 million to $112.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.
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
We also compute Normalized FFO, which excludes from FFO: (i) transaction expenses; (ii) gain or loss on extinguishment of debt; (iii) noncontrolling income or loss from OP Units included in diluted shares (only applicable to the Company); and (iv) other normalizing items, which include items that are unusual and infrequent in nature. Our methodology for calculating Normalized FFO may be different from the methods utilized by other REITs and, accordingly, may not be comparable to other REITs.

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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three months ended March 31, 2019 and 2018, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$13,440	$9,802
Depreciation and amortization expense related to investments in real estate	68,926	69,856
Loss on sale of real estate, net	37	—
Impairment	—	4,606
Proportionate share of joint venture depreciation and amortization	472	351
FFO attributable to common stockholders	$82,875	$84,615
Transaction expenses	40	191
Noncontrolling income from OP units included in diluted shares	233	181
Normalized FFO attributable to common stockholders	$83,148	$84,987

Net income attributable to common stockholders per diluted share	$0.06	$0.05
FFO adjustments per diluted share, net	0.34	0.35
FFO attributable to common stockholders per diluted share	$0.40	$0.40
Normalized FFO adjustments per diluted share, net	0.00	0.01
Normalized FFO attributable to common stockholders per diluted share	$0.40	$0.41

Weighted average diluted common shares outstanding	208,999	209,177
The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three months ended March 31, 2019 and 2018, respectively (in thousands, except per unit data):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common unitholders	$13,673	$9,983
Depreciation and amortization expense related to investments in real estate	68,926	69,856
Loss on sale of real estate, net	37	—
Impairment	—	4,606
Proportionate share of joint venture depreciation and amortization	472	351
FFO attributable to common unitholders	$83,108	$84,796
Transaction expenses	40	191
Normalized FFO attributable to common unitholders	$83,148	$84,987

Net income attributable to common unitholders per diluted share	$0.07	$0.05
FFO adjustments per diluted unit, net	0.33	0.36
FFO attributable to common unitholders per diluted unit	$0.40	$0.41
Normalized FFO adjustments per diluted unit, net	0.00	0.00
Normalized FFO attributable to common unitholders per diluted unit	$0.40	$0.41

Weighted average diluted common units outstanding	208,999	209,177

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
Cash NOI is a non-GAAP financial measure which excludes from NOI: (i) straight-line rent adjustments; (ii) amortization of below and above market leases/leasehold interests and other GAAP adjustments; and (iii) notes receivable interest income. Contractual base rent, contractual rent increases, contractual rent concessions and changes in occupancy or lease rates upon commencement and expiration of leases are a primary driver of our revenue performance. We believe that Cash NOI, which removes the impact of straight-line rent adjustments, provides another measurement of the operating performance of our operating assets. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance of REITs. However, our use of the term Cash NOI may not be comparable to that of other REITs as they may have different methodologies for computing this amount. Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Cash NOI should be reviewed in connection with other GAAP measurements.
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
The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$13,701	$10,016
General and administrative expenses	11,290	8,786
Transaction expenses	40	191
Depreciation and amortization expense	69,481	70,392
Impairment	—	4,606
Interest expense	23,970	26,253
Loss on sale of real estate, net	37	—
Income from unconsolidated joint venture	(486)	(570)
Other income	(535)	(35)
NOI	$117,498	$119,639
Straight-line rent adjustments, net	(3,258)	(3,166)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	234	99
Notes receivable interest income	(27)	(36)
Cash NOI	$114,447	$116,536
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(783)	(5,000)
Redevelopment Cash NOI	(269)	(820)
Intended for sale Cash NOI	(946)	(1,251)
Same-Property Cash NOI (1)	$112,449	$109,465

(1) Same-Property includes 412 buildings for the three months ended March 31, 2019 and 2018.

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
As of March 31, 2019, we had liquidity of $1.1 billion, including $1 billion available under our unsecured revolving credit facility and $61.1 million of cash and cash equivalents.
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
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2019, we estimate that our expenditures for capital improvements for the remainder of 2019 will range from $60 million to $75 million depending on leasing activity. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.1 billion allows us the flexibility to fund such capital expenditures.
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
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Cash, cash equivalents and restricted cash - beginning of period	$133,530	$118,560	$14,970
Net cash provided by operating activities	48,555	60,880	(12,325)
Net cash used in investing activities	(36,047)	(42,367)	6,320
Net cash used in financing activities	(77,563)	(68,135)	(9,428)
Cash, cash equivalents and restricted cash - end of period	$68,475	$68,938	$(463)
Net cash provided by operating activities decreased in 2019 primarily due to the impact of our 2018 and 2019 dispositions, primarily related to the timing of payments on certain liabilities, partially offset by our 2018 and 2019 acquisitions, contractual rent increases and improved operating efficiencies. We anticipate cash flows from operating activities to increase as a result of the above items and continued leasing activity in our existing portfolio.
For the three months ended March 31, 2019, net cash used in investing activities primarily related to proceeds investments in real estate of $18.6 million and capital expenditures of $16.8 million. For the three months ended March 31, 2018, net cash used in investing activities primarily related to capital expenditures of $17.4 million, development of real estate of $13.2 million and investments in real estate of $11.9 million.
For the three months ended March 31, 2019, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $63.7 million and the repurchase and cancellation of common stock of $11.9 million. For the three months ended March 31, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $62.5 million.

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
For the three months ended March 31, 2019, we paid cash dividends of $63.7 million on our common stock. In April 2019, we paid cash dividends on our common stock of $63.6 million for the quarter ended March 31, 2019.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of March 31, 2019, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 29.3%.
As of March 31, 2019, we had debt outstanding of $2.5 billion and the weighted average interest rate therein was 3.47% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of March 31, 2019, $1.0 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of March 31, 2019, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of March 31, 2019, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2021, $400.0 million of senior notes maturing in 2022, $300.0 million of senior notes maturing in 2023, $350.0 million of senior notes maturing in 2026, and $500.0 million of senior notes maturing in 2027.
Fixed Rate Mortgages
During the three months ended March 31, 2019, we made payments on our fixed rate mortgages of $0.6 million and have $96.8 million of principal payments due during the remainder of 2019.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2018 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of March 31, 2019, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the three months ended March 31, 2019, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2018 Annual Report on Form 10-K.
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
As of March 31, 2019, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of March 31, 2019.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
April 26, 2019

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
As of March 31, 2019, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of March 31, 2019.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
April 26, 2019

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	464,458	$24.80	—	(3)
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	13,991	28.88	—	—

(1) Purchases represent shares withheld to satisfy withholding obligations on the vesting of restricted shares and shares repurchased under our stock repurchase plan. The price paid per share was the then closing price of our common stock on the NYSE.

(2) For each share of common stock redeemed by HTA, HTALP redeems a corresponding number of OP Units in the HTALP operating partnership. Therefore, the OP Units in the HTALP operating partnership repurchased by HTALP are the same as the shares of common stock repurchased by HTA as shown above.

(3) During the three months ended March 31, 2019, we repurchased 345,786 shares of our common stock, at an average price of $24.65 per share, for an aggregate amount of approximately $8.5 million under our stock repurchase plan.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are included, and incorporated by reference, in this Quarterly Report.

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1
Letter Agreement between Healthcare Trust of America, Inc. and Scott D. Peters dated March 18, 2019 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 18, 2019 and incorporated herein by reference)

10.2
Letter Agreement between Healthcare Trust of America, Inc. and Robert A. Milligan dated March 18, 2019 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 18, 2019 and incorporated herein by reference)

10.3
Letter Agreement between Healthcare Trust of America, Inc. and Amanda L. Houghton dated March 18, 2019 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 18, 2019 and incorporated herein by reference)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 26, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 26, 2019

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	April 26, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	April 26, 2019