Form 10-Q
period 2019-06-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2019-07-24
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35568 (Healthcare Trust of America, Inc.)
Commission File Number: 333-190916 (Healthcare Trust of America Holdings, LP)
_________________________
HEALTHCARE TRUST OF AMERICA, INC.
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
(Exact name of registrant as specified in its charter)

Maryland	(Healthcare Trust of America, Inc.)	20-4738467
Delaware	(Healthcare Trust of America Holdings, LP)	20-4738347
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16435 N. Scottsdale Road, Suite 320,	Scottsdale,	Arizona	85254	(480)	998-3478
(Address of Principal Executive Office and Zip Code)				(Registrant’s telephone number, including area code)

www.htareit.com
(Internet address)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HTA	New York Stock Exchange

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Healthcare Trust of America, Inc.	☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer
Healthcare Trust of America Holdings, LP	☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer

Healthcare Trust of America, Inc.	☐	Smaller reporting company	☐	Emerging growth company
Healthcare Trust of America Holdings, LP	☐	Smaller reporting company	☐	Emerging growth company
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
As of July 22, 2019, there were 205,158,581 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended June 30, 2019, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of June 30, 2019, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments:
Land	$492,770	$481,871
Building and improvements	5,886,129	5,787,152
Lease intangibles	598,022	599,864
Construction in progress	8,907	4,903
	6,985,828	6,873,790
Accumulated depreciation and amortization	(1,324,281)	(1,208,169)
Real estate investments, net	5,661,547	5,665,621
Investment in unconsolidated joint venture	66,731	67,172
Cash and cash equivalents	23,194	126,221
Restricted cash	5,950	7,309
Receivables and other assets, net	225,681	223,415
Right-of-use assets, net	245,495	—
Other intangibles, net	11,877	98,738
Total assets	$6,240,475	$6,188,476
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,567,008	$2,541,232
Accounts payable and accrued liabilities	159,853	185,073
Security deposits, prepaid rent and other liabilities	41,241	59,567
Lease liabilities	200,842	—
Intangible liabilities, net	40,529	61,146
Total liabilities	3,009,473	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	—	6,544
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 205,117,620 and 205,267,349 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,051	2,053
Additional paid-in capital	4,521,103	4,525,969
Accumulated other comprehensive (loss) income	(449)	307
Cumulative dividends in excess of earnings	(1,369,763)	(1,272,305)
Total stockholders’ equity	3,152,942	3,256,024
Noncontrolling interests	78,060	78,890
Total equity	3,231,002	3,334,914
Total liabilities and equity	$6,240,475	$6,188,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$171,609	$173,221	$340,484	$348,788
Interest and other operating income	148	111	239	205
Total revenues	171,757	173,332	340,723	348,993
Expenses:
Rental	52,938	53,553	104,406	109,575
General and administrative	10,079	8,725	21,369	17,511
Transaction	296	396	336	587
Depreciation and amortization	68,429	69,104	137,910	139,496
Interest expense	24,006	26,305	47,976	52,558
Impairment	—	—	—	4,606
Total expenses	155,748	158,083	311,997	324,333
Loss on sale of real estate, net	—	—	(37)	—
Income from unconsolidated joint venture	548	403	1,034	973
Other income	41	5	576	40
Net income	$16,598	$15,657	$30,299	$25,673
Net income attributable to noncontrolling interests (1)	(339)	(311)	(600)	(525)
Net income attributable to common stockholders	$16,259	$15,346	$29,699	$25,148
Earnings per common share - basic:
Net income attributable to common stockholders	$0.08	$0.07	$0.14	$0.12
Earnings per common share - diluted:
Net income attributable to common stockholders	$0.08	$0.07	$0.14	$0.12
Weighted average common shares outstanding:
Basic	205,108	205,241	205,094	205,155
Diluted	209,005	209,259	209,002	209,218

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$16,598	$15,657	$30,299	$25,673

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(381)	214	(771)	1,114
Total other comprehensive (loss) income	(381)	214	(771)	1,114

Total comprehensive income	16,217	15,871	29,528	26,787
Comprehensive income attributable to noncontrolling interests	(294)	(301)	(519)	(499)
Total comprehensive income attributable to common stockholders	$15,923	$15,570	$29,009	$26,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Share-based award transactions, net	289	3	3,504	—	—	3,507	—	3,507
Repurchase and cancellation of common stock	(92)	(1)	(2,708)	—	—	(2,709)	—	(2,709)
Redemption of noncontrolling interest and other	91	1	2,412	—	—	2,413	(2,413)	—
Dividends declared ($0.305 per common share)	—	—	—	—	(62,559)	(62,559)	(1,307)	(63,866)
Net income	—	—	—	—	9,802	9,802	181	9,983
Other comprehensive income	—	—	—	883	—	883	17	900
Balance as of March 31, 2018	205,180	2,052	4,511,736	1,157	(1,284,826)	3,230,119	81,144	3,311,263
Issuance of common stock in HTA	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	7	—	2,196	—	—	2,196	—	2,196
Repurchase and cancellation of common stock	(337)	(3)	(8,841)	—	—	(8,844)	—	(8,844)
Redemption of noncontrolling interest and other	93	1	2,493	—	—	2,494	(2,494)	—
Dividends declared ($0.305 per common share)	—	—	—	—	(63,279)	(63,279)	(1,253)	(64,532)
Net income	—	—	—	—	15,346	15,346	297	15,643
Other comprehensive income	—	—	—	210	—	210	4	214
Balance as of June 30, 2018	207,493	$2,075	$4,580,373	$1,367	$(1,332,759)	$3,251,056	$77,698	$3,328,754

Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
Share-based award transactions, net	293	3	3,386	—	—	3,389	—	3,389
Repurchase and cancellation of common stock	(478)	(5)	(11,921)	—	—	(11,926)	—	(11,926)
Redemption of noncontrolling interest and other	18	—	527	—	—	527	(527)	—
Dividends declared ($0.310 per common share)	—	—	—	—	(63,578)	(63,578)	(1,306)	(64,884)
Net income	—	—	—	—	13,440	13,440	233	13,673
Other comprehensive loss	—	—	—	(382)	—	(382)	(8)	(390)
Balance as of March 31, 2019	205,100	2,051	4,517,961	(75)	(1,322,443)	3,197,494	77,282	3,274,776
Issuance of operating partnership units in HTALP	—	—	—	—	—	—	2,603	2,603
Share-based award transactions, net	(3)	—	2,102	—	—	2,102	—	2,102
Repurchase and cancellation of common stock	(6)	—	(169)	—	—	(169)	—	(169)
Redemption of noncontrolling interest and other	27	—	1,209	—	—	1,209	(785)	424
Dividends declared ($0.310 per common share)	—	—	—	—	(63,579)	(63,579)	(1,334)	(64,913)
Net income	—	—	—	—	16,259	16,259	301	16,560
Other comprehensive loss	—	—	—	(374)	—	(374)	(7)	(381)
Balance as of June 30, 2019	205,118	$2,051	$4,521,103	$(449)	$(1,369,763)	$3,152,942	$78,060	$3,231,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$30,299	$25,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,931	135,177
Share-based compensation expense	5,491	5,703
Impairment	—	4,606
Income from unconsolidated joint venture	(1,034)	(973)
Distributions from unconsolidated joint venture	1,335	975
Loss on sale of real estate, net	37	—
Changes in operating assets and liabilities:
Receivables and other assets, net	457	(2,956)
Accounts payable and accrued liabilities	(23,262)	(13,254)
Prepaid rent and other liabilities	2,483	1,157
Net cash provided by operating activities	148,737	156,108
Cash flows from investing activities:
Investments in real estate	(93,855)	(11,887)
Development of real estate	(4,627)	(23,861)
Proceeds from the sale of real estate	1,193	—
Capital expenditures	(37,763)	(34,110)
Collection of real estate notes receivable	365	347
Net cash used in investing activities	(134,687)	(69,511)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	135,000	85,000
Payments on unsecured revolving credit facility	(15,000)	(85,000)
Payments on secured mortgage loans	(96,173)	(99,218)
Security deposits	—	222
Proceeds from issuance of common stock	—	72,814
Repurchase and cancellation of common stock	(12,095)	(11,553)
Dividends paid	(127,387)	(125,128)
Distributions paid to noncontrolling interest of limited partners	(2,781)	(2,689)
Net cash used in financing activities	(118,436)	(165,552)
Net change in cash, cash equivalents and restricted cash	(104,386)	(78,955)
Cash, cash equivalents and restricted cash - beginning of period	133,530	118,560
Cash, cash equivalents and restricted cash - end of period	$29,144	$39,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments:
Land	$492,770	$481,871
Building and improvements	5,886,129	5,787,152
Lease intangibles	598,022	599,864
Construction in progress	8,907	4,903
	6,985,828	6,873,790
Accumulated depreciation and amortization	(1,324,281)	(1,208,169)
Real estate investments, net	5,661,547	5,665,621
Investment in unconsolidated joint venture	66,731	67,172
Cash and cash equivalents	23,194	126,221
Restricted cash	5,950	7,309
Receivables and other assets, net	225,681	223,415
Right-of-use assets, net	245,495	—
Other intangibles, net	11,877	98,738
Total assets	$6,240,475	$6,188,476
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,567,008	$2,541,232
Accounts payable and accrued liabilities	159,853	185,073
Security deposits, prepaid rent and other liabilities	41,241	59,567
Lease liabilities	200,842	—
Intangible liabilities, net	40,529	61,146
Total liabilities	3,009,473	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	—	6,544
Partners’ Capital:
Limited partners’ capital, 3,974,657 and 3,929,083 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	77,790	78,620
General partners’ capital, 205,117,620 and 205,267,349 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,153,212	3,256,294
Total partners’ capital	3,231,002	3,334,914
Total liabilities and partners’ capital	$6,240,475	$6,188,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$171,609	$173,221	$340,484	$348,788
Interest and other operating income	148	111	239	205
Total revenues	171,757	173,332	340,723	348,993
Expenses:
Rental	52,938	53,553	104,406	109,575
General and administrative	10,079	8,725	21,369	17,511
Transaction	296	396	336	587
Depreciation and amortization	68,429	69,104	137,910	139,496
Interest expense	24,006	26,305	47,976	52,558
Impairment	—	—	—	4,606
Total expenses	155,748	158,083	311,997	324,333
Loss on sale of real estate, net	—	—	(37)	—
Income from unconsolidated joint venture	548	403	1,034	973
Other income	41	5	576	40
Net income	$16,598	$15,657	$30,299	$25,673
Net income attributable to noncontrolling interests	(38)	(14)	(66)	(47)
Net income attributable to common unitholders	$16,560	$15,643	$30,233	$25,626
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.07	$0.14	$0.12
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.07	$0.14	$0.12
Weighted average common units outstanding:
Basic	209,005	209,259	209,002	209,218
Diluted	209,005	209,259	209,002	209,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$16,598	$15,657	$30,299	$25,673

Other comprehensive (loss) income
Change in unrealized (losses) gains on cash flow hedges	(381)	214	(771)	1,114
Total other comprehensive (loss) income	(381)	214	(771)	1,114

Total comprehensive income	16,217	15,871	29,528	26,787
Comprehensive income attributable to noncontrolling interests	(38)	(14)	(66)	(47)
Total comprehensive income attributable to common unitholders	$16,179	$15,857	$29,462	$26,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Share-based award transactions, net	289	3,507	—	—	3,507
Redemption and cancellation of general partner units	(92)	(2,709)	—	—	(2,709)
Redemption of limited partner units and other	91	2,413	(91)	(2,413)	—
Distributions declared ($0.305 per common unit)	—	(62,559)	—	(1,307)	(63,866)
Net income	—	9,802	—	181	9,983
Other comprehensive income	—	883	—	17	900
Balance as of March 31, 2018	205,180	3,230,389	4,033	80,874	3,311,263
Issuance of general partner units, net	2,550	72,814	—	—	72,814
Share-based award transactions, net	7	2,196	—	—	2,196
Redemption and cancellation of general partner units	(337)	(8,844)	—	—	(8,844)
Redemption of limited partner units and other	93	2,494	(93)	(2,494)	—
Distributions declared ($0.305 per common unit)	—	(63,279)	—	(1,253)	(64,532)
Net income	—	15,346	—	297	15,643
Other comprehensive income	—	210	—	4	214
Balance as of June 30, 2018	207,493	$3,251,326	3,940	$77,428	$3,328,754

Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
Share-based award transactions, net	293	3,389	—	—	3,389
Redemption and cancellation of general partner units	(478)	(11,926)	—	—	(11,926)
Redemption of limited partner units and other	18	527	(18)	(527)	—
Distributions declared ($0.310 per common unit)	—	(63,578)	—	(1,306)	(64,884)
Net income	—	13,440	—	233	13,673
Other comprehensive loss	—	(382)	—	(8)	(390)
Balance as of March 31, 2019	205,100	3,197,764	3,911	77,012	3,274,776
Issuance of limited partner units	—	—	91	2,603	2,603
Share-based award transactions, net	(3)	2,102	—	—	2,102
Redemption and cancellation of general partner units	(6)	(169)	—	—	(169)
Redemption of limited partner units and other	27	1,209	(27)	(785)	424
Distributions declared ($0.310 per common unit)	—	(63,579)	—	(1,334)	(64,913)
Net income	—	16,259	—	301	16,560
Other comprehensive loss	—	(374)	—	(7)	(381)
Balance as of June 30, 2019	205,118	$3,153,212	3,975	$77,790	$3,231,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$30,299	$25,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,931	135,177
Share-based compensation expense	5,491	5,703
Impairment	—	4,606
Income from unconsolidated joint venture	(1,034)	(973)
Distributions from unconsolidated joint venture	1,335	975
Loss on sale of real estate, net	37	—
Changes in operating assets and liabilities:
Receivables and other assets, net	457	(2,956)
Accounts payable and accrued liabilities	(23,262)	(13,254)
Prepaid rent and other liabilities	2,483	1,157
Net cash provided by operating activities	148,737	156,108
Cash flows from investing activities:
Investments in real estate	(93,855)	(11,887)
Development of real estate	(4,627)	(23,861)
Proceeds from the sale of real estate	1,193	—
Capital expenditures	(37,763)	(34,110)
Collection of real estate notes receivable	365	347
Net cash used in investing activities	(134,687)	(69,511)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	135,000	85,000
Payments on unsecured revolving credit facility	(15,000)	(85,000)
Payments on secured mortgage loans	(96,173)	(99,218)
Security deposits	—	222
Proceeds from issuance of general partner units	—	72,814
Repurchase and cancellation of general partner units	(12,095)	(11,553)
Distributions paid to general partner	(127,387)	(125,128)
Distributions paid to limited partners and redeemable noncontrolling interests	(2,781)	(2,689)
Net cash used in financing activities	(118,436)	(165,552)
Net change in cash, cash equivalents and restricted cash	(104,386)	(78,955)
Cash, cash equivalents and restricted cash - beginning of period	133,530	118,560
Cash, cash equivalents and restricted cash - end of period	$29,144	$39,605
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
We own real estate primarily consisting of medical office buildings (“MOBs”) located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 32 states within the United States. We lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  Through our full-service operating platform we provide leasing, asset management, acquisitions, development and other related services for our properties.
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
Reclassifications
Certain prior year amounts related to the presentation of interest expense on the accompanying condensed consolidated statements of operations have been reclassified to conform to the current year presentation.
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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as noncontrolling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of equity and changes in partners’ capital. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of June 30, 2019 and December 31, 2018, there were approximately 4.0 million and 3.9 million, respectively, of OP Units issued and outstanding.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash is comprised of: (i) reserve accounts for property taxes, insurance, capital and tenant improvements; (ii) collateral accounts for debt and interest rate swaps; and (iii) deposits for future investments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$23,194	$26,191
Restricted cash	5,950	13,414
Total cash, cash equivalents and restricted cash	$29,144	$39,605

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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2019 and 2018 was $51.9 million and $50.6 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2019 and 2018 was $104.0 million and $101.3 million, respectively.
Leases
As lessor we lease space in our MOBs primarily to medical enterprises for terms ranging from three to seven years in length. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our accompanying condensed consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
Leases, for which we are the lessee, are classified as separate components on our accompanying condensed consolidated balance sheets. Operating leases are included as right-of-use (“ROU”) assets, net, with a corresponding lease liability. A lease liability is recognized for our obligation related to the lease and an ROU asset represents our right to use the underlying asset over the lease term. Refer to Note 7 - Leases in the accompanying notes to the condensed consolidated financial statements for more detail relating to our leases.
Redeemable Noncontrolling Interests
We account for redeemable equity securities in accordance with ASU 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. We classify redeemable equity securities as redeemable noncontrolling interests on the accompanying condensed consolidated balances sheets. Accordingly, we record the carrying amount at the greater of the initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of June 30, 2019, all redeemable noncontrolling interests have either converted their interest to OP Units or received cash proceeds due to the last exercisable put option that lapsed on June 30, 2019. As of December 31, 2018, we had redeemable noncontrolling interests of $6.5 million. Refer to Note 11 - Redeemable Noncontrolling Interests in the accompanying notes to the condensed consolidated financial statements for more detail relating to our redeemable noncontrolling interests.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of June 30, 2019 and December 31, 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $66.7 million and $67.2 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2019 and 2018, we recognized income of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2019 and 2018, we recognized income of $1.0 million.

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
We adopted Topic 842 as of January 1, 2019 and elected to use the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. Using the optional transition method, the cumulative effect adjustment was immaterial and as such no adjustment was made to beginning retained earnings. In addition, it was determined in our analysis that finance leases which we are the lessee were immaterial and as such were excluded from our disclosures.
In addition to electing the optional transition method above, we also elected the following practical expedients offered by the FASB which will allow us:

•
to not reassess: (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs;

•
to not separate, as the lessor, certain non-lease components, such as common area maintenance from lease revenue if the (i) timing and pattern of revenue recognition are the same for the non-lease component, and (ii) related lease component and the combined single lease component would be classified as an operating lease;

•	to exclude land easements from assessment in determining whether they meet the definition of a lease up to the time of adoption; and

•	to not record on our accompanying condensed consolidated balance sheets, lease liabilities and right of use (“ROU”) assets with lease terms of 12 months or less.
Lessee Impact
Leases for which we are the lessee, including ground leases and corporate leases, which are primarily for office space, have been recorded on our accompanying condensed consolidated balance sheets as either finance or operating leases with lease liability obligations and corresponding ROU assets based on the present value of the minimum rental payments remaining as of the initial adoption date of January 1, 2019.
Lessor Impact
Topic 842 modifies the treatment of initial direct costs, which historically under Topic 840 have been capitalized upon meeting criteria provided for in that applicable guidance. These initial direct costs now under ASC 842 are eligible for capitalization only if they are incremental in nature, (i.e., would only be incurred if we enter into a new lease arrangement). Under this guidance, only commissions paid and other incurred costs incremental to our leasing activity qualify as initial direct costs. These costs, which were previously capitalized, have been classified as general and administrative expenses on our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we capitalized approximately $0.9 million and $2.2 million, respectively, of initial direct costs.
Additionally, as part of Topic 842, ASU 2018-20 states that (i) a lessor must analyze sales (and other similar) tax laws on a jurisdiction-by-jurisdiction basis to determine whether those taxes are lessor costs or lessee costs and (ii) a lessor shall exclude from variable payments, lessor costs (i.e., property taxes, insurance) paid by a lessee directly to a third party. However, costs that are paid by a lessor directly to a third party and are reimbursed by a lessee are considered lessor costs that shall be accounted for by the lessor as variable payments. As a result of the adoption of Topic 842, we no longer record income or expense when the lessee pays the property taxes directly to a third party. For the three and six months ended June 30, 2018, we recognized approximately $3.4 million and $7.0 million, respectively, of tenant paid property taxes.
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
Recently Issued Accounting Pronouncements
ASU 2016-13, Financial Instruments Credit Losses; Measurement of Credit Losses on Financial Instruments and ASU 2018-19, 2019-04 and 2019-05, Improvements to Topic 326, Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU 2016-13, which is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 provides clarification on the measurement, presentation and disclosure of credit losses on financial assets. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis for comparability to any new financial assets that elect the fair value option. We will adopt ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 collectively as of January 1, 2020 (the effective date) and do not anticipate there to be a material impact to our consolidated financial statements and related notes based on our ongoing evaluation.
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
3. Investments in Real Estate
For the six months ended June 30, 2019, our investments had an aggregate purchase price of $94.1 million. As part of these investments, we incurred approximately $1.2 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the six months ended June 30, 2019 and 2018, respectively (in thousands):

	Six Months Ended June 30,
	2019	2018
Land	$12,233	$1,084
Building and improvements	74,591	10,280
In place leases	7,784	662
Below market leases	(1,380)	(139)
Above market leases	627	—
Net real estate assets acquired	93,855	11,887
Other, net	240	447
Aggregate purchase price	$94,095	$12,334

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the six months ended June 30, 2019 and 2018, respectively (in years):

	Six Months Ended June 30,
	2019	2018
Acquired intangible assets	7.0	8.1
Acquired intangible liabilities	7.1	8.1

4. Impairment
During the six months ended June 30, 2019, we recorded no impairment charges. During the six months ended June 30, 2018, we recorded an impairment charge of $4.6 million on two MOBs located in Texas and South Carolina.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2019 and December 31, 2018, respectively (in thousands, except weighted average remaining amortization terms):

	June 30, 2019		December 31, 2018
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$449,926	9.7	$449,424	9.8
Tenant relationships	148,096	9.5	150,440	9.4
Above market leases	36,833	6.2	36,862	6.1
Below market leasehold interests (1)	—		91,759	64.3
	634,855		728,485
Accumulated amortization	(369,835)		(355,576)
Total	$265,020	9.5	$372,909	22.1

Liabilities:
Below market leases	$62,403	14.5	$61,395	14.6
Above market leasehold interests (1)	—		20,610	49.2
	62,403		82,005
Accumulated amortization	(21,874)		(20,859)
Total	$40,529	14.5	$61,146	25.3

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of below and above market leasehold interests as of June 30, 2019 does not conform to the prior year presentation.

The following is a summary of the net intangible amortization for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization recorded against rental income related to above and (below) market leases	$(529)	$(246)	$(1,020)	$(308)
Rental expense related to above and (below) market leasehold interests (1)	—	286	—	563
Amortization expense related to in place leases and tenant relationships	(14,092)	16,677	28,757	34,325

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of rental expense related to above and (below) market leasehold interests for the three and six months ended June 30, 2019 does not conform to the prior year presentation.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019	December 31, 2018
Tenant receivables, net	$23,921	$14,588
Other receivables, net	16,467	16,078
Deferred financing costs, net	5,187	6,049
Deferred leasing costs, net	33,816	30,731
Straight-line rent receivables, net	101,025	92,973
Prepaid expenses, deposits, equipment and other, net	45,181	61,885
Derivative financial instruments - interest rate swaps	84	1,111
Total	$225,681	$223,415

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense related to deferred leasing costs	$1,874	$1,303	$4,028	$2,809
Interest expense related to deferred financing costs	431	431	862	862

7. Leases
The majority of our lease expenses are derived from our ground leases and a few corporate leases, which are primarily for office space. We recognize lease expense for these leases on a straight-line basis over the lease term. Many of our leases contain renewal options that can extend the lease term from one to ten years, or in certain cases, longer durations. The exercise of lease renewal options is at our sole discretion. Certain of our ground leases have the option to purchase the land at the end of the initial term. Our leases have one of the following payment options: (i) fixed payment throughout the term; (ii) fixed payments with periodic escalations; (iii) variable lease payments based on the Consumer Price Index (“CPI”) or another similar index; and (iv) a combination of the aforementioned. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants other than certain prohibitions as to the nature of business that can be conducted within the buildings which we own in order to limit activities that may be deemed competitive in nature to the ground lessor’s activities. As of June 30, 2019, we have no new ground leases or corporate leases that have not yet commenced.
As part of the adoption of Topic 842, a lease liability and a corresponding ROU asset was recorded on our accompanying condensed consolidated balance sheets effective January 1, 2019. The lease liability was calculated as the present value of the remaining lease payments using the lease term at lease commencement and an incremental borrowing rate. In determining this calculation, we made the following assumptions and judgments:

•
only material ground leases and corporate leases exceeding one year in duration, were included in our lease population. Office equipment and other non-essential leases were excluded from the population due to immateriality; and

•
a series of incremental borrowing rates were determined based on observed prices and credit spreads of our unsecured senior debt as of December 31, 2018 after applying treasury or other similar index rates as of January 1, 2019 to leases that correspond to the remaining lease terms, adjusted for the effects of collateral.

At adoption, the ROU asset was calculated as the sum of the lease liability, deferred rent of approximately ($19.0) million, and the above and below market leasehold interest balances as of December 31, 2018 of approximately $66.5 million, which were previously recorded as other intangibles and intangible liabilities on our accompanying condensed consolidated balance sheets.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessee - Lease Costs
Lease costs consisted of the following for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$3,066	$6,121
Variable lease cost	333	714
Total lease cost	$3,399	$6,835

Lessee - Lease Term and Discount Rates
The following is the weighted average remaining lease term and the weighted average discount rate for our operating leases as of June 30, 2019 (weighted average remaining lease term in years):

June 30, 2019
Weighted-average remaining lease term	47.9
Weighted-average discount rate	5.3%

Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of June 30, 2019 under Topic 842 (in thousands):

Year	Amount
2019	$4,963
2020	10,549
2021	10,670
2022	10,842
2023	10,967
2024	10,361
Thereafter	632,016
Total undiscounted lease payments	$690,368
Less: Interest	(489,526)
Present value of lease liabilities	$200,842

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum lease obligations of our operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$10,309
2020	10,408
2021	9,877
2022	10,031
2023	10,132
Thereafter	639,234
Total	$689,991

Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three and six months ended June 30, 2019, we recognized $169.9 million and $338.4 million, respectively, of rental and other lease-related income related to our operating leases of which $38.2 million and $76.1 million, respectively, were variable lease payments.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of June 30, 2019 under Topic 842 (in thousands):

Year	Amount
2019	$247,608
2020	476,320
2021	428,342
2022	375,494
2023	327,302
2024	282,124
Thereafter	1,110,928
Total	$3,248,118
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 (in thousands):

Year	Amount
2019	$497,083
2020	448,956
2021	401,871
2022	341,889
2023	294,451
Thereafter	1,244,246
Total	$3,228,496

8. Debt
Debt consisted of the following as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019	December 31, 2018
Unsecured revolving credit facility	$120,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	1,850,000	1,850,000
Fixed rate mortgages	115,248	211,421
	2,585,248	2,561,421
Deferred financing costs, net	(12,355)	(13,741)
Discount, net	(5,885)	(6,448)
Total	$2,567,008	$2,541,232

Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2022
In 2017, HTALP entered into an amended and restated $1.3 billion unsecured credit agreement (the “Unsecured Credit Agreement”) which increased the amount available under the unsecured revolving credit facility to $1.0 billion and extended the maturities of the unsecured revolving credit facility to June 30, 2022 and for the $300.0 million unsecured term loan referenced below to February 1, 2023. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion.
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of June 30, 2019, HTALP had $120.0 million under this unsecured revolving credit facility outstanding and an interest rate of 3.49% per annum. The margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2019 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 3.59% per annum, based on our current credit rating. As of June 30, 2019, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan with a maturity date of January 15, 2024. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2019 was 1.00% per annum. HTALP had interest rate swaps on a portion of the balance, which resulted in a fixed interest rate at 2.75% per annum, based on our current credit rating. As of June 30, 2019, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2021
As of June 30, 2019, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.38% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.21% of the principal amount thereof, with an effective yield to maturity of 3.50% per annum. As of June 30, 2019, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on July 15, 2021.
$400.0 Million Unsecured Senior Notes due 2022
In 2017, in connection with the $500.0 million unsecured senior notes due 2027 referenced below, HTALP issued $400.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 2.95% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.94% of the principal amount thereof, with an effective yield to maturity of 2.96% per annum. As of June 30, 2019, HTALP had $400.0 million of these unsecured senior notes outstanding that mature on July 1, 2022.
$300.0 Million Unsecured Senior Notes due 2023
As of June 30, 2019, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of June 30, 2019, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$350.0 Million Unsecured Senior Notes due 2026
As of June 30, 2019, HTALP had $350.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.72% of the principal amount thereof, with an effective yield to maturity of 3.53% per annum. As of June 30, 2019, HTALP had $350.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of June 30, 2019, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
Fixed Rate Mortgages
As of June 30, 2019, HTALP and its subsidiaries had fixed rate mortgages with interest rates ranging from 2.85% to 4.00% per annum and a weighted average interest rate of 3.92% per annum. During the six months ended June 30, 2019, we repaid $96.2 million of our fixed rate mortgages. As of June 30, 2019, we had $115.2 million of fixed rate mortgages outstanding.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2019 (in thousands):

Year	Amount
2019	$1,189
2020	97,429
2021	302,504
2022	522,005
2023	612,121
Thereafter	1,050,000
Total	$2,585,248

Deferred Financing Costs
As of June 30, 2019, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2019	$1,636
2020	2,890
2021	2,717
2022	2,096
2023	1,110
Thereafter	1,906
Total	$12,355

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of June 30, 2019, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and treasury locks as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. A treasury lock is a synthetic forward sale of a U.S. treasury note, which is settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. Such treasury locks are entered into to effectively fix the treasury component of an upcoming debt issuance. As of July 17, 2019, the two remaining cash flow hedges, noted below, have matured.
As of June 30, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Cash Flow Hedges	June 30, 2019
Number of instruments	2
Notional amount	$155,000
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively (in thousands).

	Asset Derivatives
		Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps	Receivables and other assets	$84	$1,111

The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively (in thousands).

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2019	2018	Statement of Operations Location	2019	2018
Interest rate swaps	$(30)	$371	Interest expense	$351	$157

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives Cash Flow Hedging Relationships:	2019	2018	Statement of Operations Location	2019	2018
Interest rate swaps	$(51)	$1,341	Interest expense	$720	$227

Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of June 30, 2019 and December 31, 2018, respectively (in thousands). The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets are presented in the accompanying condensed consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019	$84	$—	$84	$—	$—	$84
December 31, 2018	1,111	—	1,111	—	—	1,111

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
As of June 30, 2019, there is no fair value of derivatives in a net liability position. As of June 30, 2019, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. As such, there is no termination value as of June 30, 2019. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements.
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
11. Redeemable Noncontrolling Interests
As discussed in Note 2 - Summary of Significant Accounting Policies, redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets represent the noncontrolling interest in a joint venture in which we own the majority interest. The noncontrolling interest holders in the joint venture have the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019. The redemption price was based on the fair value of their interest at the time of option exercise. During the three months ended June 30, 2019, all redeemable noncontrolling interests have either converted their interest to OP Units or received cash proceeds.
The following is summary of the activity of our redeemable noncontrolling interests as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019	December 31, 2018
Beginning balance	$6,544	$6,737
Net income attributable to noncontrolling interests	66	89
Distributions	(141)	(282)
Fair value adjustment	(425)	—
Redemptions	(3,441)	—
Issuance of OP Units	(2,603)	—
Ending balance	$—	$6,544

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
Common Stock Offerings
In December 2018, we entered into new equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $500.0 million. In June 2019, we entered into a forward sale arrangement pursuant to a forward equity agreement, with anticipated net proceeds of $52.1 million with a maturity date of June 2020, subject to adjustments as provided in the forward equity agreement. As of June 30, 2019, $500.0 million remained available for issuance (excluding the forward sale arrangement) by us under the new ATM. Refer to Note 14 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement executed in June 2019.
Stock Repurchase Plan
During the six months ended June 30, 2019, we repurchased 345,786 shares of our common stock, at an average price of $24.65 per share, for an aggregate amount of approximately $8.5 million, pursuant to our stock repurchase plan. As of June 30, 2019, the remaining amount of common stock available for repurchase under our stock repurchase plan was approximately $224.3 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three and six months ended June 30, 2019 and 2018. On July 23, 2019, our Board of Directors announced an increased quarterly cash dividend of $0.315 per share of common stock and per OP Unit to be paid on October 10, 2019 to stockholders of record of our common stock and holders of our OP Units on October 3, 2019.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of June 30, 2019, there were 1,096,002 awards available for grant under the Plan.
Restricted Common Stock
For the three and six months ended June 30, 2019, we recognized compensation expense of $2.1 million and $5.5 million, respectively. For the three and six months ended June 30, 2018, we recognized compensation expense of $2.2 million and $5.7 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2019, we had $8.6 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.5 years.
The following is a summary of our restricted common stock activity as of June 30, 2019 and 2018, respectively:

	June 30, 2019		June 30, 2018
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	624,349	$29.35	589,606	$29.38
Granted	295,422	25.87	323,354	28.86
Vested	(305,647)	28.49	(219,418)	28.97
Forfeited	(6,423)	28.87	(28,611)	29.59
Ending balance	607,701	$28.10	664,931	$29.25

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$84	$84	$1,111	$1,111
Level 2 - Liabilities:
Debt	$2,567,008	$2,623,553	$2,541,232	$2,508,599

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
14. Per Share Data of HTA
In June 2019, we entered into a forward sale arrangement pursuant to a forward equity agreement to sell approximately 1.8 million shares of common stock through our ATM at a price of $28.31 per share, for anticipated net proceeds of approximately $52.1 million with a maturity date of June 2020, subject to adjustments as provided in the forward equity agreement. To account for the forward equity agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.
In addition, we considered the potential dilution resulting from the forward equity agreement on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding - diluted used in the computation of earnings per common share for the three and six months ended June 30, 2019, includes the effect from the assumed issuance of 1.8 million shares of common stock pursuant to the settlement of the forward equity agreement at the contractual price, less the assumed repurchase of common shares at the average market price using the anticipated proceeds of approximately $52.1 million, adjusted as provided for in the forward equity agreement. The impact to our weighted-average shares - diluted was not material as these were computed as less than a thousand weighted-average incremental shares for the three and six months ended June 30, 2019.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the three and six months ended June 30, 2019 and 2018, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and six months ended June 30, 2019 and 2018, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$16,598	$15,657	$30,299	$25,673
Net income attributable to noncontrolling interests	(339)	(311)	(600)	(525)
Net income attributable to common stockholders	$16,259	$15,346	$29,699	$25,148
Denominator:
Weighted average shares outstanding - basic	205,108	205,241	205,094	205,155
Dilutive shares - partnership units convertible into common stock	3,897	4,018	3,908	4,063
Adjusted weighted average shares outstanding - diluted	209,005	209,259	209,002	209,218
Earnings per common share - basic
Net income attributable to common stockholders	$0.08	$0.07	$0.14	$0.12
Earnings per common share - diluted
Net income attributable to common stockholders	$0.08	$0.07	$0.14	$0.12

15. Per Unit Data of HTALP
In June 2019, we entered into a forward sale arrangement pursuant to a forward equity agreement to sell 1.8 million shares of common stock through our ATM. Refer to Note 14 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreement executed in June 2019.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2019, and 2018, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$16,598	$15,657	$30,299	$25,673
Net income attributable to noncontrolling interests	(38)	(14)	(66)	(47)
Net income attributable to common unitholders	$16,560	$15,643	$30,233	$25,626
Denominator:
Weighted average units outstanding - basic	209,005	209,259	209,002	209,218
Dilutive units - partnership units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	209,005	209,259	209,002	209,218
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.08	$0.07	$0.14	$0.12
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.08	$0.07	$0.14	$0.12

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2019 and 2018, respectively (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$46,196	$52,260
Income taxes paid	1,536	1,534
Cash paid for operating leases	6,487	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$5,216	$454
Dividend distributions declared, but not paid	68,254	64,571
Issuance of OP Units in HTALP	2,603	—
Redemption of noncontrolling interest	1,312	4,907
Redemption of redeemable noncontrolling interest	3,441	—
ROU assets obtained in exchange for lease obligations	200,879	—

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
Since 2006, we have invested $6.9 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 23.3 million square feet of GLA throughout the U.S. Approximately 68% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 20% of our total GLA as of June 30, 2019. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of June 30, 2019, we had approximately 1 million square feet of GLA in nine of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 MSAs, with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•
For the three months ended June 30, 2019, total revenue was $171.8 million, compared to $173.3 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, total revenue was $340.7 million, compared to $349.0 million for the six months ended June 30, 2018.

•
For the three months ended June 30, 2019, net income was $16.6 million, compared to $15.7 million, for the three months ended June 30, 2018. For the six months ended June 30, 2019, net income was $30.3 million, compared to $25.7 million, for the six months ended June 30, 2018.

•
For the three months ended June 30, 2019, net income attributable to common stockholders was $0.08 per diluted share, or $16.3 million, compared to $0.07 per diluted share, or $15.3 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, net income attributable to common stockholders was $0.14 per diluted share, or $29.7 million, compared to $0.12 per diluted share, or $25.1 million for the six months ended June 30, 2018.

•
For the three months ended June 30, 2019, HTA’s FFO, as defined by NAREIT, was $84.6 million, or $0.40 per diluted share, compared to $0.40 per diluted share, or $84.4 million, for the three months ended June 30, 2018. For the six months ended June 30, 2019 HTA’s FFO, was $167.4 million, or $0.80 per diluted share, compared to $0.81 per diluted share, or $169.0 million, for the six months ended June 30, 2018. Due to the adoption of Topic 842, initial direct costs are now reported in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we capitalized approximately $0.9 million and $2.2 million, respectively, of initial direct costs.

•
For the three months ended June 30, 2019, HTALP’s FFO was $84.9 million, or $0.41 per diluted OP Unit, compared to $0.40 per diluted OP unit, or $84.7 million, for the three months ended June 30, 2018. For the six months ended June 30, 2019, HTALP’s FFO was $168.0 million, or $0.80 per diluted OP Unit, compared to $0.81 per diluted OP Unit, or $169.5 million, for the six months ended June 30, 2018.

•
For the three months ended June 30, 2019, HTA’s and HTALP’s Normalized FFO was $0.41 per diluted share and OP Unit, or $85.2 million. For the six months ended June 30, 2019, HTA’s and HTALP’s Normalized FFO was $0.81 per diluted share and OP Unit, or $168.3 million.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended June 30, 2019, NOI was $118.8 million, compared to $119.8 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, NOI was $236.3 million, compared to $239.4 million for the six months ended June 30, 2018.

•
For the three months ended June 30, 2019, Same-Property Cash NOI increased 2.9%, or $3.2 million, to $112.5 million, compared to $109.3 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, Same-Property Cash NOI increased 2.9%, or $6.3 million, to $223.8 million, compared to $217.6 million for the six months ended June 30, 2018.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 15.7 million square feet of GLA, or 68%, of our portfolio located in these locations. The remaining 32% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. from an economic and demographic perspective. As of June 30, 2019, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of June 30, 2019, we had approximately 1 million square feet of GLA in nine of our top 20 markets and approximately 0.5 million square feet of GLA in 15 of our top 20 markets.

•
During the six months ended June 30, 2019, we invested $89.5 million to acquire five MOBs all located in our existing key markets totaling approximately 229,000 square feet of GLA. In addition, we invested approximately $3.4 million to consolidate our ownership interests in several other MOBs totaling approximately 34,000 square feet of GLA.

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

•	As of June 30, 2019, our in-house asset management and leasing platform operated approximately 21.8 million square feet of GLA, or 93% of our total portfolio.

•	As of June 30, 2019, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 91.6% by GLA and our occupancy rate was 90.6% by GLA.

•
We entered into new and renewal leases on approximately 0.8 million and 1.9 million square feet of GLA, or approximately 3.4% and 8.1%, respectively, of the GLA of our total portfolio, during the three and six months ended June 30, 2019.

•
During the three and six months ended June 30, 2019, tenant retention for the Same-Property portfolio was 83% and 85%, respectively, which included approximately 0.6 million and 1.7 million square feet of GLA of expiring leases, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of June 30, 2019, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 30.7%. Total liquidity was $1.0 billion, including cash and cash equivalents of $23.2 million, a $52.1 million forward commitment, and approximately $0.9 billion available on our unsecured revolving credit facility as of June 30, 2019.

•	As of June 30, 2019, the weighted average remaining term of our debt portfolio was 4.6 years.

•
During the three months ended June 30, 2019, we entered into a forward sale arrangement in which it would issue approximately 1.8 million shares of common stock to receive anticipated net proceeds of approximately $52.1 million prior to June 2020, subject to adjustments as provided in the forward equity agreement.

•
During the six months ended June 30, 2019, we repurchased 345,786 shares of our common stock totaling approximately $8.5 million, at an average price of $24.65 per share, pursuant to our stock repurchase plan.

•
On July 23, 2019, our Board of Directors announced an increased quarterly cash dividend of $0.315 per share of common stock and per OP Unit to be paid on October 10, 2019 to stockholders of record of our common stock and holders of our OP Units on October 3, 2019.

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
Investment Activity
During the six months ended June 30, 2019, we had investments with an aggregate gross purchase price of $94.1 million. During the six months ended June 30, 2018, we had investments with an aggregate gross purchase price of $12.3 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
As of June 30, 2019 and 2018, we owned and operated approximately 23.3 million and 24.2 million square feet of GLA, respectively, with a leased rate of 91.6% and 91.9%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 90.6% and 90.9%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended June 30, 2019 and 2018, respectively, is set forth below:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenues:
Rental income	$171,609	$173,221	$(1,612)	(0.9)%
Interest and other operating income	148	111	37	33.3
Total revenues	171,757	173,332	(1,575)	(0.9)
Expenses:
Rental	52,938	53,553	(615)	(1.1)
General and administrative	10,079	8,725	1,354	15.5
Transaction	296	396	(100)	(25.3)
Depreciation and amortization	68,429	69,104	(675)	(1.0)
Interest expense	24,006	26,305	(2,299)	(8.7)
Total expenses	155,748	158,083	(2,335)	(1.5)
Income from unconsolidated joint venture	548	403	145	36.0
Other income	41	5	36	NM
Net income	$16,598	$15,657	$941	6.0%

NOI	$118,819	$119,779	$(960)	(0.8)%
Same-Property Cash NOI	$112,477	$109,320	$3,157	2.9%
Comparison of the six months ended June 30, 2019 and 2018, respectively, is set forth below:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenues:
Rental income	$340,484	$348,788	$(8,304)	(2.4)%
Interest and other operating income	239	205	34	16.6
Total revenues	340,723	348,993	(8,270)	(2.4)
Expenses:
Rental	104,406	109,575	(5,169)	(4.7)
General and administrative	21,369	17,511	3,858	22.0
Transaction	336	587	(251)	(42.8)
Depreciation and amortization	137,910	139,496	(1,586)	(1.1)
Interest expense	47,976	52,558	(4,582)	(8.7)
Impairment	—	4,606	(4,606)	NM
Total expenses	311,997	324,333	(12,336)	(3.8)
Loss on sale of real estate, net	(37)	—	(37)	NM
Income from unconsolidated joint venture	1,034	973	61	6.3
Other income	576	40	536	NM
Net income	$30,299	$25,673	$4,626	18.0%

NOI	$236,317	$239,418	$(3,101)	(1.3)%
Same-Property Cash NOI	$223,806	$217,554	$6,252	2.9%

Rental Income
For the three and six months ended June 30, 2019 and 2018, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Contractual rental income	$164,037	$166,281	$(2,244)	(1.3)%
Straight-line rent and amortization of above and (below) market leases	4,112	3,885	227	5.8
Other rental revenue	3,460	3,055	405	13.3
Total rental income	$171,609	$173,221	$(1,612)	(0.9)%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Contractual rental income	$324,794	$334,814	$(10,020)	(3.0)%
Straight-line rent and amortization of above and (below) market leases	8,886	8,475	411	4.8
Other rental revenue	6,804	5,499	1,305	23.7
Total rental income	$340,484	$348,788	$(8,304)	(2.4)%
Contractual rental income, which includes expense reimbursements, decreased $(2.2) million and $(10.0) million for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. The decreases were primarily due to $6.6 million and $13.3 million of reduced contractual rent as a result of buildings we sold during 2018 and 2019 and $3.4 million and $7.0 million of tenant paid property tax that we no longer record due to the adoption of Topic 842, for the three and six months ended June 30, 2019, respectively, partially offset by additional contractual rental income of $1.8 million and $2.5 million from our 2018 and 2019 acquisitions, and contractual rent increases for the three and six months ended June 30, 2019, respectively.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and six months ended June 30, 2019 and 2018, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New and renewal leases:
Average starting base rents	$26.94	$23.23	$21.50	$23.26
Average expiring base rents	26.16	22.87	20.62	22.85

Square feet of GLA	801	1,009	1,900	1,672
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2019 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and six months ended June 30, 2019 and 2018, respectively (in per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New leases:
Tenant improvements	$30.11	$26.75	$32.79	$25.76
Leasing commissions	1.65	2.03	2.09	1.77
Tenant concessions	3.73	4.13	4.27	2.93
Renewal leases:
Tenant improvements	$8.34	$9.81	$12.86	$8.01
Leasing commissions	1.12	1.67	2.12	1.44
Tenant concessions	0.63	0.44	0.38	0.94

The average term for new and renewal leases executed consisted of the following for the three and six months ended June 30, 2019 and 2018, respectively (in years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New leases	7.4	7.8	7.4	7.1
Renewal leases	5.5	5.9	8.1	5.4
Rental Expenses
For the three months ended June 30, 2019 and 2018, rental expenses attributable to our properties were $52.9 million and $53.6 million, respectively. For the six months ended June 30, 2019 and 2018, rental expenses attributable to our properties were $104.4 million and $109.6 million, respectively. The decreases in rental expenses were primarily due to $2.3 million and $4.5 million of reduced rental expenses as a result of buildings we sold during 2018 and 2019, $3.4 million and $7.0 million of tenant paid property tax that we no longer record due to the adoption of Topic 842, and improved operating efficiencies for the three and six months ended June 30, 2019, respectively, partially offset by additional rental expenses associated with our 2018 and 2019 acquisitions for the three and six months ended June 30, 2019.
General and Administrative Expenses
For the three months ended June 30, 2019 and 2018, general and administrative expenses were $10.1 million and $8.7 million, respectively. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $21.4 million and $17.5 million, respectively. The increases were primarily due to an increase in the overall head count due to the continued growth of the Company and stock based compensation expense. In addition, due to the adoption of Topic 842, initial direct costs are now reported in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we capitalized approximately $0.9 million and $2.2 million, respectively, of initial direct costs.
Depreciation and Amortization Expense
For the three months ended June 30, 2019 and 2018, depreciation and amortization expense was $68.4 million and $69.1 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was $137.9 million and $139.5 million, respectively. These decreases were associated with our 2018 and 2019 dispositions, partially offset by buildings we acquired during 2018 and 2019.
Impairment
During the six months ended June 30, 2019, we recorded no impairment charges. During the six months ended June 30, 2018, we recorded impairment charges of $4.6 million related to two MOBs located in Texas and South Carolina.
Interest Expense
For the three months ended June 30, 2019 and 2018, interest expense was $24.0 million and $26.3 million, respectively. For the six months ended June 30, 2019 and 2018, interest expense was $48.0 million and $52.6 million, respectively. The decreases in interest expense were primarily due to early payoffs of our fixed rate mortgages.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Net Income
For the three months ended June 30, 2019 and 2018, net income was $16.6 million and $15.7 million, respectively. For the six months ended June 30, 2019 and 2018, net income was $30.3 million and $25.7 million, respectively. The increases were primarily the result of continued growth in our operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
For the three months ended June 30, 2019 and 2018, NOI was $118.8 million and $119.8 million, respectively. For the six months ended June 30, 2019 and 2018, NOI was $236.3 million and $239.4 million, respectively. The decreases in NOI were primarily due to $4.3 million and $8.8 million of reduced NOI as a result of the buildings we sold during 2018 and 2019 for the three and six months ended June 30, 2019, respectively, and a reduction in straight-line rent from properties we owned more than a year, partially offset by additional NOI from our 2018 and 2019 acquisitions for the three and six months ended June 30, 2019.
Same-Property Cash NOI increased 2.9% to $112.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Same-Property Cash NOI increased 2.9% to $223.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily the result of rent escalations, an increase in average occupancy, and improved operating efficiencies.

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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and six months ended June 30, 2019 and 2018, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$16,259	$15,346	$29,699	$25,148
Depreciation and amortization expense related to investments in real estate	67,846	68,585	136,772	138,441
Loss on sale of real estate, net	—	—	37	—
Impairment	—	—	—	4,606
Proportionate share of joint venture depreciation and amortization	450	463	922	814
FFO attributable to common stockholders	$84,555	$84,394	$167,430	$169,009
Transaction expenses	296	252	336	443
Noncontrolling income from OP units included in diluted shares	301	297	534	478
Other normalizing items, net	—	144	—	144
Normalized FFO attributable to common stockholders	$85,152	$85,087	$168,300	$170,074

Net income attributable to common stockholders per diluted share	$0.08	$0.07	$0.14	$0.12
FFO adjustments per diluted share, net	0.32	0.33	0.66	0.69
FFO attributable to common stockholders per diluted share	$0.40	$0.40	$0.80	$0.81
Normalized FFO adjustments per diluted share, net	0.01	0.01	0.01	0.00
Normalized FFO attributable to common stockholders per diluted share	$0.41	$0.41	$0.81	$0.81

Weighted average diluted common shares outstanding	209,005	209,259	209,002	209,218

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and six months ended June 30, 2019 and 2018, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common unitholders	$16,560	$15,643	$30,233	$25,626
Depreciation and amortization expense related to investments in real estate	67,846	68,585	136,772	138,441
Loss on sale of real estate, net	—	—	37	—
Impairment	—	—	—	4,606
Proportionate share of joint venture depreciation and amortization	450	463	922	814
FFO attributable to common unitholders	$84,856	$84,691	$167,964	$169,487
Transaction expenses	296	252	336	443
Other normalizing items, net	—	144	—	144
Normalized FFO attributable to common unitholders	$85,152	$85,087	$168,300	$170,074

Net income attributable to common unitholders per diluted share	$0.08	$0.07	$0.14	$0.12
FFO adjustments per diluted unit, net	0.33	0.33	0.66	0.69
FFO attributable to common unitholders per diluted unit	$0.41	$0.40	$0.80	$0.81
Normalized FFO adjustments per diluted unit, net	0.00	0.01	0.01	0.00
Normalized FFO attributable to common unitholders per diluted unit	$0.41	$0.41	$0.81	$0.81

Weighted average diluted common units outstanding	209,005	209,259	209,002	209,218
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
To facilitate the comparison of Cash NOI between periods, we calculate comparable amounts for a subset of our owned and operational properties referred to as “Same-Property”. Same-Property Cash NOI excludes (i) properties which have not been owned and operated by us during the entire span of all periods presented and disposed properties, (ii) our share of unconsolidated joint ventures, (iii) development, redevelopment and land parcels, (iv) properties intended for disposition in the near term which have (a) been approved by the Board of Directors, (b) are actively marketed for sale, and (c) an offer has been received at prices we would transact and the sales process is ongoing, and (v) certain non-routine items. Same-Property Cash NOI should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance. Same-Property Cash NOI should be reviewed in connection with other GAAP measurements.

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$16,598	$15,657	$30,299	$25,673
General and administrative expenses	10,079	8,725	21,369	17,511
Transaction expenses	296	396	336	587
Depreciation and amortization expense	68,429	69,104	137,910	139,496
Impairment	—	—	—	4,606
Interest expense	24,006	26,305	47,976	52,558
Loss on sale of real estate, net	—	—	37	—
Income from unconsolidated joint venture	(548)	(403)	(1,034)	(973)
Other income	(41)	(5)	(576)	(40)
NOI	$118,819	$119,779	$236,317	$239,418
Straight-line rent adjustments, net	(2,464)	(2,377)	(5,722)	(5,543)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(357)	55	(123)	176
Notes receivable interest income	(25)	(34)	(52)	(70)
Cash NOI	$115,973	$117,423	$230,420	$233,981
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(1,457)	(5,002)	(2,413)	(10,216)
Redevelopment Cash NOI	(845)	(1,784)	(1,951)	(3,505)
Intended for sale Cash NOI	(1,194)	(1,317)	(2,250)	(2,706)
Same-Property Cash NOI (1)	$112,477	$109,320	$223,806	$217,554

(1) Same-Property includes 408 and 407 buildings for the three and six months ended June 30, 2019 and 2018, respectively.
Liquidity and Capital Resources
Our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from our dispositions. During the next 12 months our primary uses of cash are expected to include: (a) the funding of acquisitions of MOBs, development properties and other facilities that serve the healthcare industry; (b) capital expenditures; (c) the payment of operating expenses; (d) debt service payments, including principal payments; and (e) the payment of dividends to our stockholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and dividends to stockholders. Investments and maturing indebtedness may require funds from borrowings under our unsecured revolving credit facility, the issuance of debt and/or equity securities or proceeds from sales of real estate.
As of June 30, 2019, we had liquidity of $1.0 billion, including $0.9 billion available under our unsecured revolving credit facility, $23.2 million of cash and cash equivalents, and a $52.1 million forward commitment.
In addition, we had unencumbered assets with a gross book value of $6.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2019, we estimate that our expenditures for capital improvements for the remainder of 2019 will range from $35 million to $45 million depending on leasing activity. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.0 billion allows us the flexibility to fund such capital expenditures.

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
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2019 and 2018, respectively (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Cash, cash equivalents and restricted cash - beginning of period	$133,530	$118,560	$14,970
Net cash provided by operating activities	148,737	156,108	(7,371)
Net cash used in investing activities	(134,687)	(69,511)	(65,176)
Net cash used in financing activities	(118,436)	(165,552)	47,116
Cash, cash equivalents and restricted cash - end of period	$29,144	$39,605	$(10,461)
Net cash provided by operating activities decreased in 2019 primarily due to the timing of payments on certain liabilities and the impact of our 2018 and 2019 dispositions, partially offset by our 2018 and 2019 acquisitions, contractual rent increases and improved operating efficiencies. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2019, net cash used in investing activities primarily related to investments in real estate of $93.9 million and capital expenditures of $37.8 million. For the six months ended June 30, 2018, net cash used in investing activities primarily related to capital expenditures of $34.1 million, development of real estate of $23.9 million, and investments in real estate of $11.9 million.
For the six months ended June 30, 2019, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $127.4 million, payments on our secured mortgage loans of $96.2 million, and the repurchase and cancellation of common stock of $12.1 million, which was partially offset by net borrowings on our unsecured revolving credit facility of $120.0 million. For the six months ended June 30, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $125.1 million and payments on our secured mortgage loans of $99.2 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million.
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
For the six months ended June 30, 2019, we paid cash dividends of $127.4 million on our common stock. In July 2019, we paid cash dividends on our common stock of $63.6 million for the quarter ended June 30, 2019.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of June 30, 2019, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 30.7%.

As of June 30, 2019, we had debt outstanding of $2.6 billion and the weighted average interest rate therein was 3.44% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2019, $0.9 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of June 30, 2019, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of June 30, 2019, we had $1.85 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2021, $400.0 million of senior notes maturing in 2022, $300.0 million of senior notes maturing in 2023, $350.0 million of senior notes maturing in 2026, and $500.0 million of senior notes maturing in 2027.
Fixed Rate Mortgages
During the six months ended June 30, 2019, we made payments on our fixed rate mortgages of $96.2 million and have $1.2 million of principal payments due during the remainder of 2019.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2018 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2019, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2019, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of June 30, 2019, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of June 30, 2019.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
July 24, 2019

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
As of June 30, 2019, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of June 30, 2019.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
July 24, 2019

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	285	$27.68	—	—
May 1, 2019 to May 31, 2019	5,135	27.70	—	—
June 1, 2019 to June 30, 2019	678	27.44	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

10.1*	Healthcare Trust of America, Inc. Amended and Restated 2006 Independent Directors Compensation Plan, effective as of July 9, 2019.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	July 24, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	July 24, 2019

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	July 24, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	July 24, 2019