Form 10-Q
period 2019-09-30
HEALTHCARE TRUST OF AMERICA, INC.; Healthcare Trust of America Holdings, LP
filed 2019-10-30
CIK 1360604, 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 21, 2019, there were 207,185,978 shares of Class A common stock of Healthcare Trust of America, Inc. outstanding.

Explanatory Note
This quarterly report combines the Quarterly Reports on Form 10-Q (“Quarterly Report”) for the quarter ended September 30, 2019, of Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation, and Healthcare Trust of America Holdings, LP (“HTALP”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.
HTA operates as a real estate investment trust (“REIT”) and is the general partner of HTALP. As of September 30, 2019, HTA owned a 98.1% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan (“LTIP” Units)) in HTALP. As the sole general partner of HTALP, HTA has the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
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

HEALTHCARE TRUST OF AMERICA, INC. AND
HEALTHCARE TRUST OF AMERICA HOLDINGS, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments:
Land	$513,946	$481,871
Building and improvements	6,003,172	5,787,152
Lease intangibles	606,946	599,864
Construction in progress	19,159	4,903
	7,143,223	6,873,790
Accumulated depreciation and amortization	(1,390,752)	(1,208,169)
Real estate investments, net	5,752,471	5,665,621
Investment in unconsolidated joint venture	66,348	67,172
Cash and cash equivalents	12,748	126,221
Restricted cash	5,068	7,309
Receivables and other assets, net	230,163	223,415
Right-of-use assets, net	244,024	—
Other intangibles, net	12,176	98,738
Total assets	$6,322,998	$6,188,476
LIABILITIES AND EQUITY
Liabilities:
Debt	$2,665,691	$2,541,232
Accounts payable and accrued liabilities	157,939	185,073
Derivative financial instruments - interest rate swaps	1,152	—
Security deposits, prepaid rent and other liabilities	43,036	59,567
Lease liabilities	200,945	—
Intangible liabilities, net	39,766	61,146
Total liabilities	3,108,529	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	—	6,544
Equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 1,000,000,000 shares authorized; 207,186,452 and 205,267,349 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,072	2,053
Additional paid-in capital	4,581,176	4,525,969
Accumulated other comprehensive income	1,798	307
Cumulative dividends in excess of earnings	(1,443,360)	(1,272,305)
Total stockholders’ equity	3,141,686	3,256,024
Noncontrolling interests	72,783	78,890
Total equity	3,214,469	3,334,914
Total liabilities and equity	$6,322,998	$6,188,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$174,844	$175,038	$515,328	$523,826
Interest and other operating income	160	97	399	302
Total revenues	175,004	175,135	515,727	524,128
Expenses:
Rental	53,807	55,789	158,213	165,364
General and administrative	9,788	8,770	31,157	26,281
Transaction	522	346	858	933
Depreciation and amortization	73,820	70,568	211,730	210,064
Interest expense	24,625	24,834	72,601	77,392
Impairment	—	4,281	—	8,887
Total expenses	162,562	164,588	474,559	488,921
Gain (loss) on sale of real estate, net	—	166,372	(37)	166,372
Loss on extinguishment of debt, net	(21,646)	(1,092)	(21,646)	(1,092)
Income from unconsolidated joint venture	422	432	1,456	1,405
Other income	205	89	781	129
Net (loss) income	$(8,577)	$176,348	$21,722	$202,021
Net loss (income) attributable to noncontrolling interests (1)	114	(3,362)	(486)	(3,887)
Net (loss) income attributable to common stockholders	$(8,463)	$172,986	$21,236	$198,134
Earnings per common share - basic:
Net (loss) income attributable to common stockholders	$(0.04)	$0.83	$0.10	$0.96
Earnings per common share - diluted:
Net (loss) income attributable to common stockholders	$(0.04)	$0.82	$0.10	$0.94
Weighted average common shares outstanding:
Basic	205,277	207,513	205,156	205,950
Diluted	205,277	211,444	209,026	209,968

(1) Includes amounts attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(8,577)	$176,348	$21,722	$202,021

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	2,290	(732)	1,519	382
Total other comprehensive income (loss)	2,290	(732)	1,519	382

Total comprehensive (loss) income	(6,287)	175,616	23,241	202,403
Comprehensive loss (income) attributable to noncontrolling interests	71	(3,331)	(448)	(3,830)
Total comprehensive (loss) income attributable to common stockholders	$(6,216)	$172,285	$22,793	$198,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	204,892	$2,049	$4,508,528	$274	$(1,232,069)	$3,278,782	$84,666	$3,363,448
Share-based award transactions, net	289	3	3,504	—	—	3,507	—	3,507
Repurchase and cancellation of common stock	(92)	(1)	(2,708)	—	—	(2,709)	—	(2,709)
Redemption of noncontrolling interest and other	91	1	2,412	—	—	2,413	(2,413)	—
Dividends declared ($0.305 per common share)	—	—	—	—	(62,559)	(62,559)	(1,307)	(63,866)
Net income	—	—	—	—	9,802	9,802	181	9,983
Other comprehensive income	—	—	—	883	—	883	17	900
Balance as of March 31, 2018	205,180	2,052	4,511,736	1,157	(1,284,826)	3,230,119	81,144	3,311,263
Issuance of common stock in HTA	2,550	25	72,789	—	—	72,814	—	72,814
Share-based award transactions, net	7	—	2,196	—	—	2,196	—	2,196
Repurchase and cancellation of common stock	(337)	(3)	(8,841)	—	—	(8,844)	—	(8,844)
Redemption of noncontrolling interest and other	93	1	2,493	—	—	2,494	(2,494)	—
Dividends declared ($0.305 per common share)	—	—	—	—	(63,279)	(63,279)	(1,253)	(64,532)
Net income	—	—	—	—	15,346	15,346	297	15,643
Other comprehensive income	—	—	—	210	—	210	4	214
Balance as of June 30, 2018	207,493	2,075	4,580,373	1,367	(1,332,759)	3,251,056	77,698	3,328,754
Share-based award transactions, net	27	—	2,127	—	—	2,127	411	2,538
Repurchase and cancellation of common stock	(300)	(3)	(7,875)	—	—	(7,878)	—	(7,878)
Redemption of noncontrolling interest and other	11	—	288	—	—	288	(288)	—
Dividends declared ($0.310 per common share)	—	—	—	—	(64,233)	(64,233)	(1,250)	(65,483)
Net income	—	—	—	—	172,986	172,986	3,344	176,330
Other comprehensive loss	—	—	—	(719)	—	(719)	(13)	(732)
Balance as of September 30, 2018	207,231	$2,072	$4,574,913	$648	$(1,224,006)	$3,353,627	$79,902	$3,433,529

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Cont'd)
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	205,267	$2,053	$4,525,969	$307	$(1,272,305)	$3,256,024	$78,890	$3,334,914
Share-based award transactions, net	293	3	3,386	—	—	3,389	—	3,389
Repurchase and cancellation of common stock	(478)	(5)	(11,921)	—	—	(11,926)	—	(11,926)
Redemption of noncontrolling interest and other	18	—	527	—	—	527	(527)	—
Dividends declared ($0.310 per common share)	—	—	—	—	(63,578)	(63,578)	(1,306)	(64,884)
Net income	—	—	—	—	13,440	13,440	233	13,673
Other comprehensive loss	—	—	—	(382)	—	(382)	(8)	(390)
Balance as of March 31, 2019	205,100	2,051	4,517,961	(75)	(1,322,443)	3,197,494	77,282	3,274,776
Issuance of OP Units in HTALP	—	—	—	—	—	—	2,603	2,603
Share-based award transactions, net	(3)	—	2,102	—	—	2,102	—	2,102
Repurchase and cancellation of common stock	(6)	—	(169)	—	—	(169)	—	(169)
Redemption of noncontrolling interest and other	27	—	1,209	—	—	1,209	(785)	424
Dividends declared ($0.310 per common share)	—	—	—	—	(63,579)	(63,579)	(1,334)	(64,913)
Net income	—	—	—	—	16,259	16,259	301	16,560
Other comprehensive loss	—	—	—	(374)	—	(374)	(7)	(381)
Balance as of June 30, 2019	205,118	2,051	4,521,103	(449)	(1,369,763)	3,152,942	78,060	3,231,002
Issuance of common stock	1,840	19	51,785	—	—	51,804	—	51,804
Issuance of limited partner OP Units in connection with acquisitions	—	—	—	—	—	—	2,000	2,000
Share-based award transactions, net	31	—	2,337	—	—	2,337	—	2,337
Repurchase and cancellation of common stock	(2)	—	(65)	—	—	(65)	—	(65)
Redemption of noncontrolling interest and other	199	2	6,016	—	—	6,018	(5,951)	67
Dividends declared ($0.315 per common share)	—	—	—	—	(65,134)	(65,134)	(1,255)	(66,389)
Net loss	—	—	—	—	(8,463)	(8,463)	(114)	(8,577)
Other comprehensive income	—	—	—	2,247	—	2,247	43	2,290
Balance as of September 30, 2019	207,186	$2,072	$4,581,176	$1,798	$(1,443,360)	$3,141,686	$72,783	$3,214,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$21,722	$202,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,392	203,550
Share-based compensation expense	7,828	7,830
Impairment	—	8,887
Income from unconsolidated joint venture	(1,456)	(1,405)
Distributions from unconsolidated joint venture	2,225	1,680
Loss (gain) on sale of real estate, net	37	(166,372)
Loss on extinguishment of debt, net	21,646	1,092
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,148)	(7,820)
Accounts payable and accrued liabilities	(19,783)	(5,932)
Prepaid rent and other liabilities	4,919	(2,780)
Net cash provided by operating activities	238,382	240,751
Cash flows from investing activities:
Investments in real estate	(223,168)	(17,389)
Development of real estate	(14,253)	(29,593)
Proceeds from the sale of real estate	1,193	302,440
Capital expenditures	(59,533)	(61,136)
Collection of real estate notes receivable	551	524
Net cash (used in) provided by investing activities	(295,210)	194,846
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	365,000	145,000
Payments on unsecured revolving credit facility	(350,000)	(145,000)
Proceeds from unsecured senior notes	906,927	—
Payments on unsecured senior notes	(700,000)	—
Payments on secured mortgage loans	(96,765)	(173,212)
Deferred financing costs	(6,954)	(782)
Debt extinguishment costs	(18,383)	(1,909)
Security deposits	—	499
Proceeds from issuance of common stock	51,804	72,814
Issuance of operating partnership units	—	411
Repurchase and cancellation of common stock	(12,159)	(19,431)
Dividends paid	(190,853)	(188,414)
Distributions paid to noncontrolling interest of limited partners	(7,503)	(3,976)
Net cash used in financing activities	(58,886)	(314,000)
Net change in cash, cash equivalents and restricted cash	(115,714)	121,597
Cash, cash equivalents and restricted cash - beginning of period	133,530	118,560
Cash, cash equivalents and restricted cash - end of period	$17,816	$240,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments:
Land	$513,946	$481,871
Building and improvements	6,003,172	5,787,152
Lease intangibles	606,946	599,864
Construction in progress	19,159	4,903
	7,143,223	6,873,790
Accumulated depreciation and amortization	(1,390,752)	(1,208,169)
Real estate investments, net	5,752,471	5,665,621
Investment in unconsolidated joint venture	66,348	67,172
Cash and cash equivalents	12,748	126,221
Restricted cash	5,068	7,309
Receivables and other assets, net	230,163	223,415
Right-of-use assets, net	244,024	—
Other intangibles, net	12,176	98,738
Total assets	$6,322,998	$6,188,476
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,665,691	$2,541,232
Accounts payable and accrued liabilities	157,939	185,073
Derivative financial instruments - interest rate swaps	1,152	—
Security deposits, prepaid rent and other liabilities	43,036	59,567
Lease liabilities	200,945	—
Intangible liabilities, net	39,766	61,146
Total liabilities	3,108,529	2,847,018
Commitments and contingencies
Redeemable noncontrolling interests	—	6,544
Partners’ Capital:
Limited partners’ capital, 3,848,279 and 3,929,083 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	72,513	78,620
General partners’ capital, 207,186,452 and 205,267,349 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,141,956	3,256,294
Total partners’ capital	3,214,469	3,334,914
Total liabilities and partners’ capital	$6,322,998	$6,188,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$174,844	$175,038	$515,328	$523,826
Interest and other operating income	160	97	399	302
Total revenues	175,004	175,135	515,727	524,128
Expenses:
Rental	53,807	55,789	158,213	165,364
General and administrative	9,788	8,770	31,157	26,281
Transaction	522	346	858	933
Depreciation and amortization	73,820	70,568	211,730	210,064
Interest expense	24,625	24,834	72,601	77,392
Impairment	—	4,281	—	8,887
Total expenses	162,562	164,588	474,559	488,921
Gain (loss) on sale of real estate, net	—	166,372	(37)	166,372
Loss on extinguishment of debt, net	(21,646)	(1,092)	(21,646)	(1,092)
Income from unconsolidated joint venture	422	432	1,456	1,405
Other income	205	89	781	129
Net (loss) income	$(8,577)	$176,348	$21,722	$202,021
Net income attributable to noncontrolling interests	—	(18)	(66)	(65)
Net (loss) income attributable to common unitholders	$(8,577)	$176,330	$21,656	$201,956
Earnings per common OP Unit - basic:
Net (loss) income attributable to common unitholders	$(0.04)	$0.83	$0.10	$0.96
Earnings per common OP Unit - diluted:
Net (loss) income attributable to common unitholders	$(0.04)	$0.83	$0.10	$0.96
Weighted average common OP Units outstanding:
Basic	209,164	211,444	209,056	209,968
Diluted	209,164	211,444	209,056	209,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(8,577)	$176,348	$21,722	$202,021

Other comprehensive income (loss)
Change in unrealized gains (losses) on cash flow hedges	2,290	(732)	1,519	382
Total other comprehensive income (loss)	2,290	(732)	1,519	382

Total comprehensive (loss) income	(6,287)	175,616	23,241	202,403
Comprehensive income attributable to noncontrolling interests	—	(18)	(66)	(65)
Total comprehensive (loss) income attributable to common unitholders	$(6,287)	$175,598	$23,175	$202,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2017	204,892	$3,279,052	4,124	$84,396	$3,363,448
Share-based award transactions, net	289	3,507	—	—	3,507
Redemption and cancellation of general partner OP Units	(92)	(2,709)	—	—	(2,709)
Redemption of limited partner OP Units and other	91	2,413	(91)	(2,413)	—
Distributions declared ($0.305 per common OP Unit)	—	(62,559)	—	(1,307)	(63,866)
Net income	—	9,802	—	181	9,983
Other comprehensive income	—	883	—	17	900
Balance as of March 31, 2018	205,180	3,230,389	4,033	80,874	3,311,263
Issuance of general partner OP Units, net	2,550	72,814	—	—	72,814
Share-based award transactions, net	7	2,196	—	—	2,196
Redemption and cancellation of general partner OP Units	(337)	(8,844)	—	—	(8,844)
Redemption of limited partner OP Units and other	93	2,494	(93)	(2,494)	—
Distributions declared ($0.305 per common OP Unit)	—	(63,279)	—	(1,253)	(64,532)
Net income	—	15,346	—	297	15,643
Other comprehensive income	—	210	—	4	214
Balance as of June 30, 2018	207,493	3,251,326	3,940	77,428	3,328,754
Share-based award transactions, net	27	2,127	—	411	2,538
Redemption and cancellation of general partner OP Units	(300)	(7,878)	—	—	(7,878)
Redemption of limited partner OP Units and other	11	288	(11)	(288)
Distributions declared ($0.310 per common OP Unit)	—	(64,233)	—	(1,250)	(65,483)
Net income	—	172,986	—	3,344	176,330
Other comprehensive loss	—	(719)	—	(13)	(732)
Balance as of September 30, 2018	207,231	$3,353,897	3,929	$79,632	$3,433,529

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Cont'd)
(In thousands)
(Unaudited)

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2018	205,267	$3,256,294	3,929	$78,620	$3,334,914
Share-based award transactions, net	293	3,389	—	—	3,389
Redemption and cancellation of general partner OP Units	(478)	(11,926)	—	—	(11,926)
Redemption of limited partner OP Units and other	18	527	(18)	(527)	—
Distributions declared ($0.310 per common OP Unit)	—	(63,578)	—	(1,306)	(64,884)
Net income	—	13,440	—	233	13,673
Other comprehensive loss	—	(382)	—	(8)	(390)
Balance as of March 31, 2019	205,100	3,197,764	3,911	77,012	3,274,776
Issuance of limited partner OP Units	—	—	91	2,603	2,603
Share-based award transactions, net	(3)	2,102	—	—	2,102
Redemption and cancellation of general partner OP Units	(6)	(169)	—	—	(169)
Redemption of limited partner OP Units and other	27	1,209	(27)	(785)	424
Distributions declared ($0.310 per common OP Unit)	—	(63,579)	—	(1,334)	(64,913)
Net income	—	16,259	—	301	16,560
Other comprehensive loss	—	(374)	—	(7)	(381)
Balance as of June 30, 2019	205,118	3,153,212	3,975	77,790	3,231,002
Issuance of general partner OP Units	1,840	51,804	—	—	51,804
Issuance of limited partner OP Units in connection with acquisitions	—	—	72	2,000	2,000
Share-based award transactions, net	31	2,337	—	—	2,337
Redemption and cancellation of general partner OP Units	(2)	(65)	—	—	(65)
Redemption of limited partner OP Units and other	199	6,018	(199)	(5,951)	67
Distributions declared ($0.315 per common OP Unit)	—	(65,134)	—	(1,255)	(66,389)
Net loss	—	(8,463)	—	(114)	(8,577)
Other comprehensive income	—	2,247	—	43	2,290
Balance as of September 30, 2019	207,186	$3,141,956	3,848	$72,513	$3,214,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$21,722	$202,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,392	203,550
Share-based compensation expense	7,828	7,830
Impairment	—	8,887
Income from unconsolidated joint venture	(1,456)	(1,405)
Distributions from unconsolidated joint venture	2,225	1,680
Loss (gain) on sale of real estate, net	37	(166,372)
Loss on extinguishment of debt, net	21,646	1,092
Changes in operating assets and liabilities:
Receivables and other assets, net	(2,148)	(7,820)
Accounts payable and accrued liabilities	(19,783)	(5,932)
Prepaid rent and other liabilities	4,919	(2,780)
Net cash provided by operating activities	238,382	240,751
Cash flows from investing activities:
Investments in real estate	(223,168)	(17,389)
Development of real estate	(14,253)	(29,593)
Proceeds from the sale of real estate	1,193	302,440
Capital expenditures	(59,533)	(61,136)
Collection of real estate notes receivable	551	524
Net cash (used in) provided by investing activities	(295,210)	194,846
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	365,000	145,000
Payments on unsecured revolving credit facility	(350,000)	(145,000)
Proceeds from unsecured senior notes	906,927	—
Payments from unsecured senior notes	(700,000)	—
Payments on secured mortgage loans	(96,765)	(173,212)
Deferred financing costs	(6,954)	(782)
Debt extinguishment costs	(18,383)	(1,909)
Security deposits	—	499
Proceeds from issuance of general partner units	51,804	72,814
Issuance of limited partner units	—	411
Repurchase and cancellation of general partner units	(12,159)	(19,431)
Distributions paid to general partner	(190,853)	(188,414)
Distributions paid to limited partners and redeemable noncontrolling interests	(7,503)	(3,976)
Net cash used in financing activities	(58,886)	(314,000)
Net change in cash, cash equivalents and restricted cash	(115,714)	121,597
Cash, cash equivalents and restricted cash - beginning of period	133,530	118,560
Cash, cash equivalents and restricted cash - end of period	$17,816	$240,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” or “our” refers to Healthcare Trust of America, Inc. and Healthcare Trust of America Holdings, LP, collectively.
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
We own real estate primarily consisting of medical office buildings (“MOBs”) located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 33 states within the United States. We lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  Through our full-service operating platform, we provide leasing, asset management, acquisitions, development and other related services for our properties.
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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership not owned by us are presented as noncontrolling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of equity and changes in partners’ capital. Holders of OP Units are considered to be noncontrolling interest holders in HTALP and their ownership interests are reflected as equity on the accompanying condensed consolidated balance sheets. Further, a portion of the earnings and losses of HTALP are allocated to noncontrolling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of the common stock issued and the carrying value of the OP Units converted to common stock is recorded as a component of equity. As of September 30, 2019 and December 31, 2018, there were approximately 3.8 million and 3.9 million, respectively, of OP Units issued and outstanding.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the combined amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$12,748	$225,518
Restricted cash	5,068	14,639
Total cash, cash equivalents and restricted cash	$17,816	$240,157

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
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended September 30, 2019 and 2018 was $54.9 million and $50.2 million, respectively. Depreciation expense of buildings and improvements for the nine months ended September 30, 2019 and 2018 was $158.9 million and $151.5 million, respectively.
Leases
As a lessor, we lease space in our MOBs primarily to medical enterprises for terms ranging from three to seven years in length. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our accompanying condensed consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
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
Redeemable Noncontrolling Interests
We account for redeemable equity securities in accordance with ASU 2009-04 Liabilities (Topic 480): Accounting for Redeemable Equity Instruments, which requires that equity securities redeemable at the option of the holder, not solely within our control, be classified outside permanent stockholders’ equity. We classify redeemable equity securities as redeemable noncontrolling interests on the accompanying condensed consolidated balances sheets. Accordingly, we record the carrying amount at the greater of the initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. We measure the redemption value and record an adjustment to the carrying value of the equity securities as a component of redeemable noncontrolling interest. As of September 30, 2019, all redeemable noncontrolling interests have either converted their interest to OP Units or received cash proceeds due to the last exercisable put option that lapsed on June 30, 2019. As of December 31, 2018, we had redeemable noncontrolling interests of $6.5 million. Refer to Note 11 - Redeemable Noncontrolling Interests in the accompanying notes to the condensed consolidated financial statements for more detail relating to our redeemable noncontrolling interests.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of September 30, 2019 and December 31, 2018, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $66.3 million and $67.2 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2019 and 2018, we recognized income of $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and 2018, we recognized income of $1.5 million and $1.4 million, respectively.

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

•	to exclude land easements from assessment in determining whether they meet the definition of a lease up to the time of adoption; and

•	to not record on our accompanying condensed consolidated balance sheets, lease liabilities and ROU assets with lease terms of 12 months or less.
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
Lessor Impact
Topic 842 modifies the treatment of initial direct costs, which historically under Topic 840 have been capitalized upon meeting criteria provided for in that applicable guidance. These initial direct costs now under ASC 842 are eligible for capitalization only if they are incremental in nature, (i.e., would only be incurred if we enter into a new lease arrangement). Under this guidance, only commissions paid and other incurred costs incremental to our leasing activity qualify as initial direct costs. These costs, which were previously capitalized, have been classified as general and administrative expenses on our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we capitalized approximately $1.5 million and $3.7 million, respectively, of initial direct costs.
Additionally, as part of Topic 842, ASU 2018-20 states that (i) a lessor must analyze sales (and other similar) tax laws on a jurisdiction-by-jurisdiction basis to determine whether those taxes are lessor costs or lessee costs and (ii) a lessor shall exclude from variable payments, lessor costs (i.e., property taxes, insurance) paid by a lessee directly to a third party. However, costs that are paid by a lessor directly to a third party and are reimbursed by a lessee are considered lessor costs that shall be accounted for by the lessor as variable payments. As a result of the adoption of Topic 842, we no longer record income or expense when the lessee pays the property taxes directly to a third party. For the three and nine months ended September 30, 2018, we recognized approximately $3.5 million and $10.5 million, respectively, of tenant paid property taxes.
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
ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. We will adopt ASU 2018-13 as of January 1, 2020 (the effective date) and will consider all level inputs but we do not anticipate there to be a material impact to our consolidated financial statements and related notes based on our ongoing evaluation.
3. Investments in Real Estate
For the nine months ended September 30, 2019, our investments had an aggregate purchase price of $229.9 million. As part of these investments, we incurred approximately $1.5 million of capitalized costs. As part of one of our acquisitions in the third quarter of 2019, we issued to our sellers 72,294 OP Units with a market value at the time of issuance of $2.0 million. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Nine Months Ended September 30,
	2019	2018
Land	$33,408	$1,895
Building and improvements	174,708	14,458
In place leases	18,532	1,237
Below market leases	(3,386)	(201)
Above market leases	2,046	—
Net real estate assets acquired	225,308	17,389
Other, net	4,543	447
Aggregate purchase price	$229,851	$17,836

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the nine months ended September 30, 2019 and 2018, respectively (in years):

	Nine Months Ended September 30,
	2019	2018
Acquired intangible assets	5.6	5.8
Acquired intangible liabilities	7.7	6.5

4. Impairment
During the nine months ended September 30, 2019, we recorded no impairment charges. During the nine months ended September 30, 2018, we recorded an impairment charge of $8.9 million on six MOBs located in Tennessee, Texas and South Carolina.
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018, respectively (in thousands, except weighted average remaining amortization terms):

	September 30, 2019		December 31, 2018
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$459,307	9.4	$449,424	9.8
Tenant relationships	147,639	9.6	150,440	9.4
Above market leases	37,988	6.2	36,862	6.1
Below market leasehold interests (1)	—		91,759	64.3
	644,934		728,485
Accumulated amortization	(384,996)		(355,576)
Total	$259,938	9.2	$372,909	22.1

Liabilities:
Below market leases	$64,409	13.4	$61,395	14.6
Above market leasehold interests (1)	—		20,610	49.2
	64,409		82,005
Accumulated amortization	(24,643)		(20,859)
Total	$39,766	13.4	$61,146	25.3

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of below and above market leasehold interests as of September 30, 2019 does not conform to the prior year presentation.

The following is a summary of the net intangible amortization for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization recorded against rental income related to above and (below) market leases	$(1,658)	$(352)	$(2,678)	$(660)
Rental expense related to above and (below) market leasehold interests (1)	—	287	—	850
Amortization expense related to in place leases and tenant relationships	16,149	18,475	44,906	52,800

(1) As a result of the adoption of Topic 842 on January 1, 2019, the presentation of rental expense related to above and below market leasehold interests for the three and nine months ended September 30, 2019 does not conform to the prior year presentation.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019	December 31, 2018
Tenant receivables, net	$16,596	$14,588
Other receivables, net	17,218	16,078
Deferred financing costs, net	4,756	6,049
Deferred leasing costs, net	34,811	30,731
Straight-line rent receivables, net	104,794	92,973
Prepaid expenses, deposits, equipment and other, net	50,695	61,885
Derivative financial instruments - interest rate swaps	1,293	1,111
Total	$230,163	$223,415

The following is a summary of the amortization of deferred leasing costs and financing costs for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense related to deferred leasing costs	$1,949	$1,357	$5,978	$4,166
Interest expense related to deferred financing costs	431	431	1,293	1,293

7. Leases
The majority of our lease expenses are derived from our ground leases and a few corporate leases, which are primarily for office space. We recognize lease expense for these leases on a straight-line basis over the lease term. Many of our leases contain renewal options that can extend the lease term from one to ten years, or in certain cases, longer durations. The exercise of lease renewal options is at our sole discretion. Certain of our ground leases have the option to purchase the land at the end of the initial term. Our leases have one of the following payment options: (i) fixed payment throughout the term; (ii) fixed payments with periodic escalations; (iii) variable lease payments based on the Consumer Price Index (“CPI”) or another similar index; and (iv) a combination of the aforementioned. Our leases do not contain any material residual value guarantees or material restrictive covenants other than certain prohibitions as to the nature of business that can be conducted within the buildings which we own in order to limit activities that may be deemed competitive in nature to the ground lessor’s activities.
As part of the adoption of Topic 842, a lease liability and a corresponding ROU asset was recorded on our accompanying condensed consolidated balance sheets effective January 1, 2019. The lease liability was calculated as the present value of the remaining lease payments using the lease term at lease commencement and an incremental borrowing rate. In determining this calculation, we made the following assumptions and judgments:

•
only material ground leases and corporate leases exceeding one year in duration were included in our lease population. Office equipment and other non-essential leases were excluded from this population due to immateriality; and

•
a series of incremental borrowing rates were determined based on observed prices and credit spreads of our unsecured senior debt as of December 31, 2018 after applying treasury or other similar index rates as of January 1, 2019 to leases that correspond to the remaining lease terms, adjusted for the effects of collateral.

At adoption, the ROU asset was calculated as the sum of the lease liability, deferred rent of approximately ($19.0) million, and the above and below market leasehold interest balances as of December 31, 2018 of approximately $66.5 million, which were previously recorded as other intangibles and intangible liabilities on our accompanying condensed consolidated balance sheets.
As of September 30, 2019, we have an executed ground lease that has not commenced in accordance with Topic 842. The date of commencement is anticipated to be in the fourth quarter of 2019 when substantive rights and economic control of the underlying asset transfers to us, at which time we will commence construction of a new MOB located in Bakersfield, CA. On that date, we will book a ROU asset and a corresponding lease liability of approximately $3.3 million. As of September 30, 2019, we have no new corporate leases that have not yet commenced.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lessee - Lease Costs
Lease costs consisted of the following for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$3,221	$9,342
Variable lease cost	517	1,231
Total lease cost	$3,738	$10,573

Lessee - Lease Term and Discount Rates
The following is the weighted average remaining lease term and the weighted average discount rate for our operating leases as of September 30, 2019 (weighted average remaining lease term in years):

September 30, 2019
Weighted-average remaining lease term	47.7
Weighted-average discount rate	5.3%

Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of September 30, 2019 under Topic 842 (in thousands):

Year	Amount
2019	$2,507
2020	10,160
2021	10,283
2022	10,440
2023	10,600
2024	10,263
Thereafter	624,145
Total undiscounted lease payments	$678,398
Less: Interest	(477,453)
Present value of lease liabilities	$200,945

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum lease obligations of our operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$10,309
2020	10,408
2021	9,877
2022	10,031
2023	10,132
Thereafter	639,234
Total	$689,991

Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three and nine months ended September 30, 2019, we recognized $173.1 million and $511.5 million, respectively, of rental and other lease-related income related to our operating leases of which $39.1 million and $115.2 million, respectively, were variable lease payments.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of September 30, 2019 under Topic 842 (in thousands):

Year	Amount
2019	$122,688
2020	493,571
2021	444,676
2022	391,467
2023	340,671
2024	295,613
Thereafter	1,144,912
Total	$3,233,598
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 (in thousands):

Year	Amount
2019	$497,083
2020	448,956
2021	401,871
2022	341,889
2023	294,451
Thereafter	1,244,246
Total	$3,228,496

8. Debt
Debt consisted of the following as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019	December 31, 2018
Unsecured revolving credit facility	$15,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,050,000	1,850,000
Fixed rate mortgages	114,657	211,421
	2,679,657	2,561,421
Deferred financing costs, net	(16,088)	(13,741)
Discount, net	2,122	(6,448)
Total	$2,665,691	$2,541,232

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
Borrowings under the unsecured revolving credit facility accrue interest at a rate equal to adjusted LIBOR, plus a margin ranging from 0.83% to 1.55% per annum based on our credit rating. We also pay a facility fee ranging from 0.13% to 0.30% per annum on the aggregate commitments under the unsecured revolving credit facility. As of September 30, 2019, HTALP had $15.0 million under this unsecured revolving credit facility outstanding and an interest rate of 3.24% per annum. The margin associated with our borrowings was 1.00% per annum and the facility fee was 0.20% per annum.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Term Loan due 2023
In 2017, we entered into the Unsecured Credit Agreement as noted above. As part of this agreement, we obtained a $300.0 million unsecured term loan that was guaranteed by HTA with a maturity date of February 1, 2023. Borrowings under this unsecured term loan accrue interest equal to adjusted LIBOR, plus a margin ranging from 0.90% to 1.75% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2019 was 1.10% per annum. Including the impact of the interest rate swaps associated with our unsecured term loan, the interest rate was 2.52% per annum, based on our current credit rating. As of September 30, 2019, HTALP had $300.0 million under this unsecured term loan outstanding.
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan with a maturity date of January 15, 2024. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of September 30, 2019 was 1.00% per annum. HTALP had interest rate swaps on a portion of the balance, which resulted in a fixed interest rate at 2.32% per annum, based on our current credit rating. As of September 30, 2019, HTALP had $200.0 million under this unsecured term loan outstanding.
$300.0 Million Unsecured Senior Notes due 2021
In September 2019, in connection with HTALP’s issuance of $900.0 million of unsecured senior notes, all of the $300.0 million outstanding 2021 unsecured senior notes originally due to mature on July 15, 2021, including any accrued and unpaid interest and a make-whole provision, were redeemed in full, with net proceeds from the offering. The make-whole fee of $7.4 million is recorded in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.
$400.0 Million Unsecured Senior Notes due 2022
In September 2019, in connection with HTALP’s issuance of $900.0 million of unsecured senior notes, all of the $400.0 million outstanding 2022 unsecured senior notes originally due to mature on July 1, 2022, including any accrued and unpaid interest and a make-whole provision, were redeemed in full, with net proceeds from the offering. The make-whole fee of $10.9 million is recorded in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.
$300.0 Million Unsecured Senior Notes due 2023
As of September 30, 2019, HTALP had $300.0 million of unsecured senior notes outstanding that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), bear interest at 3.70% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.19% of the principal amount thereof, with an effective yield to maturity of 3.80% per annum. As of September 30, 2019, HTALP had $300.0 million of these unsecured senior notes outstanding that mature on April 15, 2023.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.50% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53%, respectively, per annum. As of September 30, 2019, HTALP had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, in connection with the $400.0 million unsecured senior notes due 2022 referenced above, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.75% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of September 30, 2019, HTALP had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 Million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, bear interest at 3.10% per annum and are payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. As of September 30, 2019, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fixed Rate Mortgages
As of September 30, 2019, HTALP and its subsidiaries had fixed rate mortgages with interest rates ranging from 2.85% to 4.00% per annum and a weighted average interest rate of 3.93% per annum. During the nine months ended September 30, 2019, we repaid $96.8 million of our fixed rate mortgages. As of September 30, 2019, we had $114.7 million of fixed rate mortgages outstanding.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2019 (in thousands):

Year	Amount
2019	$598
2020	97,429
2021	2,504
2022	17,005
2023	612,121
Thereafter	1,950,000
Total	$2,679,657

Deferred Financing Costs
As of September 30, 2019, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2019	$858
2020	2,555
2021	2,560
2022	2,561
2023	1,842
Thereafter	5,712
Total	$16,088

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income (“NOI”) to unsecured interest expense. As of September 30, 2019, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status.
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
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $1.2 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.
As of September 30, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	September 30, 2019
Number of instruments	7
Notional amount	$500,000
The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps	Receivables and other assets	$1,293	$1,111	Derivative financial instruments	$1,152	$—
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivatives Cash Flow Hedging Relationships:	2019	2018	Statement of Operations Location	2019	2018
Interest rate swaps	$2,559	$96	Interest expense	$269	$223

	Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives Cash Flow Hedging Relationships:	2019	2018	Statement of Operations Location	2019	2018
Interest rate swaps	$2,508	$1,437	Interest expense	$989	$450

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below sets forth the net effects of offsetting and net presentation of our derivatives as of September 30, 2019 and December 31, 2018, respectively (in thousands). The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets are presented in the accompanying condensed consolidated balance sheets.

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019	$571	$722	$1,293	$—	$—	$1,293
December 31, 2018	1,111	—	1,111	—	—	1,111

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019	$430	$722	$1,152	$—	$—	$1,152
December 31, 2018	—	—	—	—	—	—

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
As of September 30, 2019, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.4 million. As of September 30, 2019, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations under these agreements at an aggregate termination value of $0.4 million at September 30, 2019.
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

the majority interest. The noncontrolling interest holders in the joint venture have the option to redeem their noncontrolling interest through the exercise of put options that were issued at the initial formation of the joint venture. The last exercisable put option lapsed on June 30, 2019. The redemption price was based on the fair value of their interest at the time of option exercise. As of September 30, 2019, all redeemable noncontrolling interests have either converted their interest to OP Units or received cash proceeds.
The following is a summary of the activity of our redeemable noncontrolling interests as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019	December 31, 2018
Beginning balance	$6,544	$6,737
Net income attributable to noncontrolling interests	66	89
Distributions	(141)	(282)
Fair value adjustment	(425)	—
Redemptions	(3,441)	—
Issuance of OP Units	(2,603)	—
Ending balance	$—	$6,544

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
Common Stock Offerings
In December 2018, we entered into new equity distribution agreements with various sales agents with respect to our at-the-market (“ATM”) offering program of common stock with an aggregate sales amount of up to $500.0 million. In September 2019, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in June 2019, which included the sale of approximately 1.8 million shares of our common stock for net proceeds of approximately $51.8 million, adjusted for costs to borrow equating to a net price to us of $28.13 per share of common stock. As of September 30, 2019, $448.2 million remained available for issuance by us under the ATM.
In October 2019, we entered into a forward sale arrangement pursuant to a forward equity agreement, with anticipated net proceeds of $172.7 million with a maturity date of October 2020, subject to adjustments as provided in the forward equity agreement. Refer to Note 14 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements.
Stock Repurchase Plan
During the nine months ended September 30, 2019, we repurchased 345,786 shares of our common stock, at an average price of $24.65 per share, for an aggregate amount of approximately $8.5 million, pursuant to our stock repurchase plan. As of September 30, 2019, the remaining amount of common stock available for repurchase under our stock repurchase plan was approximately $224.3 million.
Common Stock Dividends
See our accompanying condensed consolidated statements of equity and condensed statements of changes in partners’ capital for the dividends declared during the three and nine months ended September 30, 2019 and 2018. On October 28, 2019, our Board of Directors announced a quarterly cash dividend of $0.315 per share of common stock and per OP Unit to be paid on January 9, 2020 to stockholders of record of our common stock and holders of our OP Units on January 2, 2020.
Incentive Plan
Our Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by our Board of Directors. This Plan authorizes us to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 5,000,000 shares. As of September 30, 2019, there were 1,065,132 awards available for grant under the Plan.
Restricted Common Stock
For the three and nine months ended September 30, 2019, we recognized compensation expense of $2.3 million and $7.8 million, respectively. For the three and nine months ended September 30, 2018, we recognized compensation expense of $2.1 million and $7.8 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2019, we had $7.3 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.4 years.
The following is a summary of our restricted common stock activity as of September 30, 2019 and 2018, respectively:

	September 30, 2019		September 30, 2018
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	624,349	$29.35	589,606	$29.38
Granted	333,820	26.06	360,700	28.70
Vested	(338,540)	28.53	(255,946)	28.68
Forfeited	(13,951)	28.22	(38,882)	28.97
Ending balance	605,678	$28.05	655,478	$29.30

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Derivative financial instruments	$1,293	$1,293	$1,111	$1,111
Level 2 - Liabilities:
Derivative financial instruments	$1,152	$1,152	$—	$—
Debt	2,665,691	2,734,978	2,541,232	2,508,599

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
14. Per Share Data of HTA
In September 2019, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in June 2019, to sell approximately 1.8 million shares of common stock through our ATM at a price of $28.13 per share, for net proceeds of $51.8 million. To account for the forward equity agreement, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity agreement was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreement met the derivatives and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as an equity contract based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreement from being indexed to our own common stock.
In addition, we considered the potential dilution resulting from the forward equity agreement mentioned above on our earnings per common share calculations. We use the treasury method to determine the dilution resulting from the forward equity agreement during the period of time prior to settlement. The impact to our weighted-average shares - diluted was anti-dilutive in nature and thus approximately 24,000 and 9,000, respectively, were excluded from the calculation for the three and nine months ended September 30, 2019.
In October 2019, we entered into a forward sale arrangement pursuant to a forward equity agreement to sell approximately 6.0 million shares of common stock through our ATM at a price of $28.64 per share, for anticipated net proceeds of approximately $172.7 million with a maturity date of October 2020, subject to adjustments as provided in the forward equity agreement. We anticipate using these net proceeds to fund purchases of additional MOBs and for general corporate purposes.
We include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” pursuant to the two-class method. The resulting classes are our common stock and restricted stock. Our forward equity agreement is not considered a participating security and, therefore, is not included in the computation of earnings per share using the two-class method. For the three and nine months ended September 30, 2019 and 2018, all of our earnings were distributed and the calculated earnings per share amount would be the same for all classes.

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per share of HTA for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(8,577)	$176,348	$21,722	$202,021
Net income attributable to noncontrolling interests	114	(3,362)	(486)	(3,887)
Net income attributable to common stockholders	$(8,463)	$172,986	$21,236	$198,134
Denominator:
Weighted average shares outstanding - basic	205,277	207,513	205,156	205,950
Dilutive shares - OP Units convertible into common stock	—	3,931	3,870	4,018
Adjusted weighted average shares outstanding - diluted	205,277	211,444	209,026	209,968
Earnings per common share - basic
Net (loss) income attributable to common stockholders	$(0.04)	$0.83	$0.10	$0.96
Earnings per common share - diluted
Net (loss) income attributable to common stockholders	$(0.04)	$0.82	$0.10	$0.94

15. Per Unit Data of HTALP
In September 2019, we settled a forward sale arrangement pursuant to a forward equity agreement, that was entered into in June 2019, to sell 1.8 million shares of common stock through our ATM. In October 2019, we entered into a forward sale arrangement pursuant to a forward equity agreement to sell 6.0 million shares of common stock through our ATM. Refer to Note 14 - Per Share Data of HTA to these condensed consolidated financial statements for a more detailed discussion related to our forward equity agreements executed in June 2019 and October 2019.
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and nine months ended September 30, 2019, and 2018, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(8,577)	$176,348	$21,722	$202,021
Net income attributable to noncontrolling interests	—	(18)	(66)	(65)
Net (loss) income attributable to common unitholders	$(8,577)	$176,330	$21,656	$201,956
Denominator:
Weighted average OP Units outstanding - basic	209,164	211,444	209,056	209,968
Dilutive units - OP Units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	209,164	211,444	209,056	209,968
Earnings per common unit - basic:
Net (loss) income attributable to common unitholders	$(0.04)	$0.83	$0.10	$0.96
Earnings per common unit - diluted:
Net (loss) income attributable to common unitholders	$(0.04)	$0.83	$0.10	$0.96

HEALTHCARE TRUST OF AMERICA, INC. AND HEALTHCARE TRUST OF AMERICA HOLDINGS, LP NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$84,155	$87,303
Income taxes paid	1,846	1,656
Cash paid for operating leases	9,277	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$3,922	$243
Dividend distributions declared, but not paid	66,397	65,544
Issuance of OP Units in HTALP	2,603	—
Issuance of OP Units in HTALP in connection with an acquisition	2,000	—
Redemption of noncontrolling interest	7,263	5,195
Redemption of redeemable noncontrolling interest	3,441	—
ROU assets obtained in exchange for lease obligations	200,879	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us,” or “our” refers to HTA and HTALP, collectively.
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
Executive Summary
We are the largest publicly-traded REIT focused on MOBs in the U.S. as measured by the Gross Leasable Area ("GLA") of our MOBs. We conduct substantially all of our operations through HTALP. We invest in MOBs that we believe will serve the future of healthcare delivery and MOBs that are primarily located on health system campuses, near university medical centers, or in core community outpatient locations. We also focus on key markets that have certain demographic and macro-economic trends and where we can utilize our institutional full-service operating platform to generate strong tenant and health system relationships and operating cost efficiencies. Our primary objective is to maximize stockholder value with disciplined growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage.  Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and could enhance our existing portfolio.
Since 2006, we have invested $7.0 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 23.7 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio was located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 33 states, with no state having more than 20% of our total GLA as of September 30, 2019. We are concentrated in 20 to 25 key markets that are experiencing higher economic and demographic trends than other markets, on average, that we expect will drive demand for MOBs. As of September 30, 2019, we had approximately 1 million square feet of GLA in nine of our top 20 markets and approximately 93% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Area ("MSAs"), with Dallas, Houston, Boston, Tampa and Atlanta being our largest markets by investment.
Company Highlights
Portfolio Operating Performance

•
For the three months ended September 30, 2019, total revenue was $175.0 million, compared to $175.1 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, total revenue was $515.7 million, compared to $524.1 million for the nine months ended September 30, 2018.

•
For the three months ended September 30, 2019, net (loss) income was $(8.6) million, compared to $176.3 million, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net income was $21.7 million, compared to $202.0 million, for the nine months ended September 30, 2018.

•
For the three months ended September 30, 2019, net (loss) income attributable to common stockholders was $(0.04) per diluted share, or $(8.5) million, compared to $0.82 per diluted share, or $173.0 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net income attributable to common stockholders was $0.10 per diluted share, or $21.2 million, compared to $0.94 per diluted share, or $198.1 million for the nine months ended September 30, 2018.

•
For the three months ended September 30, 2019, HTA’s FFO, as defined by NAREIT, was $65.0 million, or $0.31 per diluted share, compared to $0.38 per diluted share, or $81.4 million, for the three months ended September 30, 2018. For the nine months ended September 30, 2019 HTA’s FFO, was $232.5 million, or $1.11 per diluted share, compared to $1.19 per diluted share, or $250.4 million, for the nine months ended September 30, 2018. Due to the adoption of Topic 842, initial direct costs are now reported in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we capitalized approximately $1.5 million and $3.7 million, respectively, of initial direct costs.

•
For the three months ended September 30, 2019, HTALP’s FFO was $64.9 million, or $0.31 per diluted OP Unit, compared to $0.40 per diluted OP unit, or $84.7 million, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, HTALP’s FFO was $232.9 million, or $1.11 per diluted OP Unit, compared to $1.21 per diluted OP Unit, or $254.2 million, for the nine months ended September 30, 2018.

•
For the three months ended September 30, 2019, HTA’s and HTALP’s Normalized FFO was $0.42 per diluted share and OP Unit, or $87.1 million. For the nine months ended September 30, 2019, HTA’s and HTALP’s Normalized FFO was $1.22 per diluted share and OP Unit, or $255.4 million.

•
For additional information on FFO and Normalized FFO, see “FFO and Normalized FFO” below, which includes a reconciliation to net income attributable to common stockholders/unitholders and an explanation of why we present this non-GAAP financial measure.

•
For the three months ended September 30, 2019, NOI was $121.2 million, compared to $119.3 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, NOI was $357.5 million, compared to $358.8 million for the nine months ended September 30, 2018.

•
For the three months ended September 30, 2019, Same-Property Cash NOI increased 2.5%, or $2.8 million, to $113.2 million, compared to $110.5 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, Same-Property Cash NOI increased 2.7%, or $9.0 million, to $336.1 million, compared to $327.1 million for the nine months ended September 30, 2018.

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

•
Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 15.8 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.

•
Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of September 30, 2019, approximately 93% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•
Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, and also cost effective service to tenants. As of September 30, 2019, we had approximately 1 million square feet of GLA in nine of our top 20 markets and approximately 0.5 million square feet of GLA in 15 of our top 20 markets.

•
During the nine months ended September 30, 2019, we invested $217.2 million to acquire ten MOBs primarily located in our existing key markets totaling approximately 522,000 square feet of GLA. In addition, we invested approximately $11.2 million in a parcel of land and to consolidate our ownership interests in several other MOBs.

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

•	As of September 30, 2019, our in-house asset management and leasing platform operated approximately 22.1 million square feet of GLA, or 93% of our total portfolio.

•	As of September 30, 2019, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 90.6% by GLA and our occupancy rate was 89.7% by GLA.

•
We entered into new and renewal leases on approximately 0.7 million and 2.6 million square feet of GLA, or approximately 2.9% and 11.0%, respectively, of the GLA of our total portfolio, during the three and nine months ended September 30, 2019.

•
During the three and nine months ended September 30, 2019, tenant retention for the Same-Property portfolio was 86% and 85%, respectively, which included approximately 0.8 million and 2.4 million square feet of GLA of expiring leases, respectively, which we believe is indicative of our commitment to maintaining buildings in desirable locations and fostering strong tenant relationships. Tenant retention is defined as the sum of the total leased GLA of tenants that renewed a lease during the period over the total GLA of leases that renewed or expired during the period.

Financial Strategy and Balance Sheet Flexibility

•
As of September 30, 2019, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 30.0%. Total liquidity was approximately $1.0 billion, including cash and cash equivalents of $12.7 million, and approximately $1.0 billion available on our unsecured revolving credit facility as of September 30, 2019.

•	As of September 30, 2019, the weighted average remaining term of our debt portfolio was 6.6 years.

•
During the three months ended September 30, 2019, we settled a forward sale arrangement pursuant to a forward equity agreement that was entered into in June 2019, which included the sale of approximately 1.8 million shares of our common stock for net proceeds of approximately $51.8 million, adjusted for costs to borrow equating to a net price to us of $28.13 per share of common stock.

•
During the nine months ended September 30, 2019, we repurchased 345,786 shares of our common stock totaling approximately $8.5 million, at an average price of $24.65 per share, pursuant to our stock repurchase plan.

•
On October 28, 2019, our Board of Directors announced a quarterly cash dividend of $0.315 per share of common stock and per OP Unit to be paid on January 9, 2020 to stockholders of record of our common stock and holders of our OP Units on January 2, 2020.

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
Investment Activity
During the nine months ended September 30, 2019, we had investments with an aggregate gross purchase price of $229.9 million. During the nine months ended September 30, 2018, we had investments with an aggregate gross purchase price of $17.8 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
As of September 30, 2019 and 2018, we owned and operated approximately 23.7 million and 23.2 million square feet of GLA, respectively, with a leased rate of 90.6% and 92.1%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 89.7% and 90.9%, respectively. All explanations are applicable to both HTA and HTALP unless otherwise noted.
Comparison of the three months ended September 30, 2019 and 2018, respectively, is set forth below (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Revenues:
Rental income	$174,844	$175,038	$(194)	(0.1)%
Interest and other operating income	160	97	63	64.9
Total revenues	175,004	175,135	(131)	(0.1)
Expenses:
Rental	53,807	55,789	(1,982)	(3.6)
General and administrative	9,788	8,770	1,018	11.6
Transaction	522	346	176	50.9
Depreciation and amortization	73,820	70,568	3,252	4.6
Impairment	—	4,281	(4,281)	NM
Interest expense	24,625	24,834	(209)	(0.8)
Total expenses	162,562	164,588	(2,026)	(1.2)
(Loss) gain on sale of real estate, net	—	166,372	(166,372)	NM
Loss on extinguishment of debt, net	(21,646)	(1,092)	(20,554)	NM
Income from unconsolidated joint venture	422	432	(10)	(2.3)
Other income	205	89	116	NM
Net income	$(8,577)	$176,348	$(184,925)	NM

NOI	$121,197	$119,346	$1,851	1.6%
Same-Property Cash NOI	$113,206	$110,455	$2,751	2.5%
Comparison of the nine months ended September 30, 2019 and 2018, respectively, is set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Revenues:
Rental income	$515,328	$523,826	$(8,498)	(1.6)%
Interest and other operating income	399	302	97	32.1
Total revenues	515,727	524,128	(8,401)	(1.6)
Expenses:
Rental	158,213	165,364	(7,151)	(4.3)
General and administrative	31,157	26,281	4,876	18.6
Transaction	858	933	(75)	(8.0)
Depreciation and amortization	211,730	210,064	1,666	0.8
Interest expense	72,601	77,392	(4,791)	(6.2)
Impairment	—	8,887	(8,887)	NM
Total expenses	474,559	488,921	(14,362)	(2.9)
(Loss) gain on sale of real estate, net	(37)	166,372	(166,409)	NM
Loss on extinguishment of debt, net	(21,646)	(1,092)	(20,554)	NM
Income from unconsolidated joint venture	1,456	1,405	51	3.6
Other income	781	129	652	NM
Net income	$21,722	$202,021	$(180,299)	(89.2)%

NOI	$357,514	$358,764	$(1,250)	(0.3)%
Same-Property Cash NOI	$336,063	$327,088	$8,975	2.7%

Rental Income
For the three and nine months ended September 30, 2019 and 2018, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Contractual rental income	$166,338	$168,169	$(1,831)	(1.1)%
Straight-line rent and amortization of above and (below) market leases	5,149	4,252	897	21.1
Other rental revenue	3,357	2,617	740	28.3
Total rental income	$174,844	$175,038	$(194)	(0.1)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Contractual rental income	$491,132	$502,984	$(11,852)	(2.4)%
Straight-line rent and amortization of above and (below) market leases	14,034	12,727	1,307	10.3
Other rental revenue	10,162	8,115	2,047	25.2
Total rental income	$515,328	$523,826	$(8,498)	(1.6)%
Contractual rental income, which includes expense reimbursements, decreased $(1.8) million and $(11.9) million for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. The decreases were primarily due to $3.7 million and $17.0 million of reduced contractual rent as a result of buildings we sold during 2018 and 2019 and $3.5 million and $10.5 million of tenant paid property tax that we no longer record due to the adoption of Topic 842, for the three and nine months ended September 30, 2019, respectively, partially offset by additional contractual rental income of $3.3 million and $6.0 million from our 2018 and 2019 acquisitions, and contractual rent increases for the three and nine months ended September 30, 2019, respectively.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New and renewal leases:
Average starting base rents	$24.59	$22.10	$22.23	$23.07
Average expiring base rents	23.94	21.32	21.51	22.59

Square feet of GLA	696	532	2,596	2,204
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2019 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type and term.
Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and nine months ended September 30, 2019 and 2018, respectively (in per square foot of GLA):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New leases:
Tenant improvements	$22.91	$17.93	$29.95	$22.91
Leasing commissions	1.78	2.26	2.01	1.95
Tenant concessions	2.62	0.02	3.79	1.85
Renewal leases:
Tenant improvements	$7.29	$6.51	$11.14	$7.73
Leasing commissions	1.72	0.68	2.01	1.30
Tenant concessions	0.39	0.02	3.79	0.76

The average term for new and renewal leases executed consisted of the following for the three and nine months ended September 30, 2019 and 2018, respectively (in years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New leases	6.3	7.6	7.1	7.3
Renewal leases	5.9	4.2	7.4	5.2
Rental Expenses
For the three months ended September 30, 2019 and 2018, rental expenses attributable to our properties were $53.8 million and $55.8 million, respectively. For the nine months ended September 30, 2019 and 2018, rental expenses attributable to our properties were $158.2 million and $165.4 million, respectively. The decreases in rental expenses were primarily due to $1.2 million and $5.7 million of reduced rental expenses as a result of buildings we sold during 2018 and 2019, $3.5 million and $10.5 million of tenant paid property tax that we no longer record due to the adoption of Topic 842, and improved operating efficiencies for the three and nine months ended September 30, 2019, respectively, partially offset by additional rental expenses associated with our 2018 and 2019 acquisitions for the three and nine months ended September 30, 2019.
General and Administrative Expenses
For the three months ended September 30, 2019 and 2018, general and administrative expenses were $9.8 million and $8.8 million, respectively. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $31.2 million and $26.3 million, respectively. The increases were primarily due to an increase in the overall head count due to the continued growth of the Company and stock based compensation expense. In addition, due to the adoption of Topic 842, initial direct costs are now reported in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we capitalized approximately $1.5 million and $3.7 million, respectively, of initial direct costs.
Depreciation and Amortization Expense
For the three months ended September 30, 2019 and 2018, depreciation and amortization expense was $73.8 million and $70.6 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense was $211.7 million and $210.1 million, respectively. These increases were associated with our 2018 and 2019 acquisitions, partially offset by buildings we disposed during 2018 and 2019.
Impairment
During the nine months ended September 30, 2019, we recorded no impairment charges. During the nine months ended September 30, 2018, we recorded impairment charges of $8.9 million related to two MOBs located in Texas and South Carolina.
Interest Expense
For the three months ended September 30, 2019 and 2018, interest expense was $24.6 million and $24.8 million, respectively. For the nine months ended September 30, 2019 and 2018, interest expense was $72.6 million and $77.4 million, respectively. The decreases in interest expense were primarily due to early payoffs of our fixed rate mortgages.
To achieve our objectives, we borrow at both fixed and variable rates. From time to time, we also enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
Net Income
For the three months ended September 30, 2019 and 2018, net income was $(8.6) million and $176.3 million, respectively. For the nine months ended September 30, 2019 and 2018, net income was $21.7 million and $202.0 million, respectively. The decreases were primarily the result of asset dispositions that occurred in 2018 and a loss on extinguishment of debt that occurred in 2019 offset by continued growth in our operations and improved operating efficiencies.
NOI and Same-Property Cash NOI
For the three months ended September 30, 2019 and 2018, NOI was $121.2 million and $119.3 million, respectively. For the nine months ended September 30, 2019 and 2018, NOI was $357.5 million and $358.8 million, respectively. The increases in NOI were primarily due to additional NOI from our 2018 and 2019 acquisitions of $2.7 million and $5.7 million for the three and nine months ended September 30, 2019, respectively, partially offset by $2.5 million and $11.3 million of reduced NOI as a result of the buildings we sold during 2018 and 2019 for the three and nine months ended September 30, 2019, respectively, and a reduction in straight-line rent from properties we owned more than a year.
Same-Property Cash NOI increased 2.5% to $113.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Same-Property Cash NOI increased 2.7% to $336.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily the result of rent escalations, improved operating efficiencies, offset by a slight decrease in average occupancy.
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
The following is the reconciliation of HTA’s FFO and Normalized FFO to net income attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(8,463)	$172,986	$21,236	$198,134
Depreciation and amortization expense related to investments in real estate	73,042	70,004	209,814	208,445
(Gain) loss on sale of real estate, net	—	(166,372)	37	(166,372)
Impairment	—	4,281	—	8,887
Proportionate share of joint venture depreciation and amortization	468	463	1,390	1,277
FFO attributable to common stockholders	$65,047	$81,362	$232,477	$250,371
Transaction expenses	522	346	858	789
Loss on extinguishment of debt, net	21,646	1,092	21,646	1,092
Noncontrolling income from OP Units included in diluted shares	(114)	3,344	420	3,822
Other normalizing items, net	—	—	—	144
Normalized FFO attributable to common stockholders	$87,101	$86,144	$255,401	$256,218

Net (loss) income attributable to common stockholders per diluted share	$(0.04)	$0.82	$0.10	$0.94
FFO adjustments per diluted share, net	0.35	(0.44)	1.01	0.25
FFO attributable to common stockholders per diluted share	$0.31	$0.38	$1.11	$1.19
Normalized FFO adjustments per diluted share, net	0.11	0.03	0.11	0.03
Normalized FFO attributable to common stockholders per diluted share	$0.42	$0.41	$1.22	$1.22

Weighted average diluted common shares outstanding	209,072	211,444	209,026	209,968

The following is the reconciliation of HTALP’s FFO and Normalized FFO to net income attributable to common unitholders for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common unitholders	$(8,577)	$176,330	$21,656	$201,956
Depreciation and amortization expense related to investments in real estate	73,042	70,004	209,814	208,445
(Gain) loss on sale of real estate, net	—	(166,372)	37	(166,372)
Impairment	—	4,281	—	8,887
Proportionate share of joint venture depreciation and amortization	468	463	1,390	1,277
FFO attributable to common unitholders	$64,933	$84,706	$232,897	$254,193
Transaction expenses	522	346	858	789
Loss on extinguishment of debt, net	21,646	1,092	21,646	1,092
Other normalizing items, net	—	—	—	144
Normalized FFO attributable to common unitholders	$87,101	$86,144	$255,401	$256,218

Net (loss) income attributable to common unitholders per diluted share	$(0.04)	$0.83	$0.10	$0.96
FFO adjustments per diluted unit, net	0.35	(0.43)	1.01	0.25
FFO attributable to common unitholders per diluted unit	$0.31	$0.40	$1.11	$1.21
Normalized FFO adjustments per diluted unit, net	0.11	0.01	0.11	0.01
Normalized FFO attributable to common unitholders per diluted unit	$0.42	$0.41	$1.22	$1.22

Weighted average diluted common units outstanding	209,164	211,444	209,056	209,968
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

The following is the reconciliation of HTA’s and HTALP’s NOI, Cash NOI and Same-Property Cash NOI to net income for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$(8,577)	$176,348	$21,722	$202,021
General and administrative expenses	9,788	8,770	31,157	26,281
Transaction expenses	522	346	858	933
Depreciation and amortization expense	73,820	70,568	211,730	210,064
Impairment	—	4,281	—	8,887
Interest expense	24,625	24,834	72,601	77,392
(Gain) loss on sale of real estate, net	—	(166,372)	37	(166,372)
Loss on extinguishment of debt, net	21,646	1,092	21,646	1,092
Income from unconsolidated joint venture	(422)	(432)	(1,456)	(1,405)
Other income	(205)	(89)	(781)	(129)
NOI	$121,197	$119,346	$357,514	$358,764
Straight-line rent adjustments, net	(2,539)	(2,746)	(8,261)	(8,289)
Amortization of (below) and above market leases/leasehold interests, net and other GAAP adjustments	(1,017)	(66)	(1,140)	74
Notes receivable interest income	(23)	(32)	(75)	(102)
Cash NOI	$117,618	$116,502	$348,038	$350,447
Acquisitions not owned/operated for all periods presented and disposed properties Cash NOI	(2,449)	(2,918)	(5,154)	(13,384)
Redevelopment Cash NOI	(527)	(1,671)	(2,479)	(5,176)
Intended for sale Cash NOI	(1,436)	(1,458)	(4,342)	(4,799)
Same-Property Cash NOI (1)	$113,206	$110,455	$336,063	$327,088

(1) Same-Property includes 407 and 405 buildings for the three and nine months ended September 30, 2019 and 2018, respectively.
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
As of September 30, 2019, we had liquidity of $1.0 billion, including $1.0 billion available under our unsecured revolving credit facility and $12.7 million of cash and cash equivalents.
In addition, we had unencumbered assets with a gross book value of $7.0 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2019, we estimate that our expenditures for capital improvements for the remainder of 2019 will range from $15 million to $25 million depending on leasing activity. Although we cannot provide assurance that we will not exceed these estimated expenditure levels, our liquidity of $1.0 billion allows us the flexibility to fund such capital expenditures.

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
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Cash, cash equivalents and restricted cash - beginning of period	$133,530	$118,560	$14,970
Net cash provided by operating activities	238,382	240,751	(2,369)
Net cash (used in) provided by investing activities	(295,210)	194,846	(490,056)
Net cash used in financing activities	(58,886)	(314,000)	255,114
Cash, cash equivalents and restricted cash - end of period	$17,816	$240,157	$(222,341)
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
For the nine months ended September 30, 2019, net cash used in investing activities primarily related to investments in real estate of $223.2 million and capital expenditures of $59.5 million. For the nine months ended September 30, 2018, net cash used in investing activities primarily related to capital expenditures of $61.1 million, development of real estate of $29.6 million, and investments in real estate of $17.4 million.
For the nine months ended September 30, 2019, net cash used in financing activities primarily related to payments on our unsecured senior notes of $700.0 million, dividends paid to holders of our common stock of $190.9 million, payments on our secured mortgage loans of $96.8 million, and the repurchase and cancellation of common stock of $12.2 million, which was partially offset by proceeds from the issuance of unsecured senior notes of $906.9 million, proceeds from issuance of common stock of $51.8 million and net borrowings on our unsecured revolving credit facility of $15.0 million. For the nine months ended September 30, 2018, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $188.4 million and payments on our secured mortgage loans of $173.2 million, which was partially offset by net proceeds of shares of common stock issued of $72.8 million.
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
For the nine months ended September 30, 2019, we paid cash dividends of $190.9 million on our common stock. In October 2019, we paid cash dividends on our common stock of $65.3 million for the quarter ended September 30, 2019.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of September 30, 2019, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 30.0%.

As of September 30, 2019, we had debt outstanding of $2.7 billion and the weighted average interest rate therein was 3.29% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of September 30, 2019, $1.0 billion was available on our $1.0 billion unsecured revolving credit facility. Our unsecured revolving credit facility matures in June 2022.
Unsecured Term Loans
As of September 30, 2019, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2023, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of September 30, 2019, we had $2.05 billion of unsecured senior notes outstanding, comprised of $300.0 million of senior notes maturing in 2023, $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, and $650.0 million of senior notes maturing in 2030.
Fixed Rate Mortgages
During the nine months ended September 30, 2019, we made payments on our fixed rate mortgages of $96.8 million and have $0.6 million of principal payments due during the remainder of 2019.
Commitments and Contingencies
There have been no material changes from the commitments and contingencies previously disclosed in our 2018 Annual Report on Form 10-K.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of September 30, 2019, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.
Off-Balance Sheet Arrangements
As of and during the nine months ended September 30, 2019, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of September 30, 2019, an evaluation was conducted by HTA under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer each concluded that HTA’s disclosure controls and procedures were effective as of September 30, 2019.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.
October 29, 2019

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
As of September 30, 2019, an evaluation was conducted by HTALP under the supervision and with the participation of its management, including HTA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, HTA’s Chief Executive Officer and Chief Financial Officer, on behalf of HTA in its capacity as general partner of HTALP, each concluded that HTALP’s disclosure controls and procedures were effective as of September 30, 2019.
There were no changes in HTALP’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably believed to be likely to materially affect, HTALP’s internal control over financial reporting.
October 29, 2019

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	2,313	$28.00	—	—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	—	—	—	—

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1
Underwriting Agreement, dated September 5, 2019, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., and BofA Securities, Inc., J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (included as Exhibit 1.1 to our Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).

4.1
2030 Notes Indenture, dated as of September 16, 2019, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc. and U.S. Bank National Association, as trustee, including the form of 3.100% Senior Notes due 2030 and the guarantee thereof (included as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).

5.1	Opinion of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
5.2	Opinion of O'Melveny & Myers LLP (included as Exhibit 5.2 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
8.1	Opinion of O'Melveny & Myers LLP as to certain tax matters (included as Exhibit 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.1	Consent of Venable LLP (included as Exhibit 5.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
23.2	Consents of O'Melveny & Myers LLP (included as Exhibit 5.2 and 8.1 to our Current Report on Form 8-K filed on September 16, 2019 and incorporated herein by reference).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Inc.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America, Inc.
32.3**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
32.4**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Trust of America Holdings, LP.
101.INS*	This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Trust of America, Inc.

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 29, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2019

Healthcare Trust of America Holdings, LP

By:	Healthcare Trust of America, Inc.,
its General Partner

By:	/s/ Scott D. Peters	Chief Executive Officer, President and Chairman
	Scott D. Peters	(Principal Executive Officer)
Date:	October 29, 2019

By:	/s/ Robert A. Milligan	Chief Financial Officer
	Robert A. Milligan	(Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2019